Form 10-Q
period 1994-04-01
DANAHER CORP /DE/
filed 1994-04-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q
(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [ X ]      SECURITIES AND EXCHANGE ACT OF 1934
            For the Quarter ended April 1, 1994
                            OR
 [   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from           to



Commission File Number:                1-8089


                    DANAHER CORPORATION

  (Exact name of registrant as specified in its charter)

         Delaware                     59-1995548
(State of incorporation)        (I.R.S. Employer
                                Identification number)

1250 24th Street, N.W., Suite 800
       Washington, D.C.                   20037
(Address of Principal Executive         (Zip Code)
Offices)


Registrant's telephone number, including area code:  202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
       Yes  X                   No


The number of shares of common stock outstanding at April 21, 1994 was 28,556,127.

                    DANAHER CORPORATION

                           INDEX

                         FORM 10-Q

PART I - FINANCIAL INFORMATION                 Page

  Item 1.   Financial Statements

  Consolidated Condensed Balance Sheets
  at April 1, 1994 and December 31, 1993            1

  Consolidated Condensed Statements of
  Earnings for the three months ended
  April 1, 1994 and April 2, 1993                   2

  Consolidated Condensed Statements of
  Cash Flow for the three months ended
  April 1, 1994 and April 2, 1993                   3

  Notes to Consolidated Condensed
  Financial Statements                              4

  Item 2.   Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations               5

PART II -OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form
            8-K                                     6

                   DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)

                                             April 1,       December 31,
                                               1994             1993
                                             (unaudited)      (NOTE 1)

                              ASSETS
Current Assets:
  Cash and cash equivalents                   $ 11,376          $  6,767
  Accounts receivable, net                     150,481           135,445
  Inventories:
     Finished goods                             75,001            59,916
     Work in process                            20,842            19,900
     Raw material and supplies                  30,193            27,753
          Total inventories                    126,036           107,569
  Prepaid expenses and other
   current assets                               27,905            27,982
          Total current assets                 315,798           277,763
Property, plant and equipment, net of
 depreciation of $131,298 and $122,634,
 respectively                                  238,379           235,666
Other assets                                    23,549            21,477
Excess of cost over net assets of
 acquired companies, net                       338,662           337,566
          Total assets                        $916,388          $872,472


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt           $ 11,910          $  2,235
  Accounts payable                              78,088            72,445
  Accrued expenses                             171,547           160,685
          Total current liabilities            261,545           235,365
Other liabilities                              141,597           142,091
Long-term debt                                 131,350           131,350
Stockholders' equity:
  Common stock - $.01 par value                    310               309
  Additional paid-in capital                   283,728           279,532
  Retained earnings                            136,768           123,095
  Cumulative foreign translation
   adjustment                                  (1,421)           (1,781)
  Treasury stock                              (37,489)          (37,489)
Total stockholders' equity                     381,896           363,666
          Total liabilities and
           stockholders' equity               $916,388          $872,472

See notes to consolidated condensed financial statements.

                            DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (000's omitted except per share amounts)
                                (unaudited)

                                             Three Months Ended
                                         April 1,           April 2,
                                          1994                1993


Net revenues                            $289,153            $248,384
Operating costs and expenses:
 Cost of sales                           213,454             184,485
  Selling, general and
  administrative expenses                 46,222              41,647
  Goodwill and other amortization          2,421               2,343
          Total operating costs and
           expenses                      262,097             228,475
Operating profit                          27,056              19,909
Interest expense                           2,432               2,521
Earnings before income taxes and
 cumulative effect of accounting change   24,624              17,388
Income taxes                              10,096               7,303
Net earnings before cumulative effect
 of accounting change                     14,528              10,085
Cumulative effect of accounting change
 (net of tax benefit of $20,000)            -                (36,000)

Net earnings (loss)                      $14,528            $(25,915)

Per share:
  Before accounting change              $    .50            $    .35
  Cumulative effect of change               -                  (1.25)
  Net earnings (loss)                   $    .50            $   (.90)

Average common stock and common
 equivalent shares outstanding        29,071,205          28,793,238






See notes to consolidated condensed financial statements.

                           DANAHER CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                              (000's omitted)
                                (unaudited)

                                                  Three Months Ended
                                                  April 1,   April 2,
                                                   1994        1993
Cash flows from operating activities:
  Earnings before cumulative effect
   of accounting change                        $14,528      $10,085
  Noncash items, depreciation and
   amortization                                 10,628       10,592
  Increase in accounts receivable              (13,468)      (4,311)
  Increase in inventories                      (16,467)      (9,154)
  Increase in accounts payable                   4,895        5,167
  Change in other assets and liabilities        10,010        7,345
    Total operating cash flows                  10,126       19,724

Cash flows from investing activities:
  Payments for additions to property,
   plant, and equipment, net                   (10,347)      (9,069)
  Cash paid for acquisitions                    (4,580)         -
    Net cash used in investing activities      (14,927)      (9,069)

Cash flows from financing activities:
  Proceeds from issuance of common stock           377          477
  Dividends Paid                                  (855)          -
  Borrowings of debt                             9,675        1,119
    Net cash provided by financing activities    9,197        1,596

Effect of exchange rate changes on cash            213         (653)
Net change in cash and cash equivalents          4,609       11,598
Beginning balance of cash and cash
 equivalents                                     6,767        1,691
Ending balance of cash and cash
 equivalents                                  $ 11,376      $13,289

Supplemental disclosures:
     Cash interest payments                   $     38      $   375

     Cash income tax payments                  $  8,494     $ 5,667


See notes to consolidated condensed financial statements.

                    DANAHER CORPORATION
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       April 1, 1994
                        (unaudited)

NOTE 1.   GENERAL

          The consolidated condensed financial statements included herein have been prepared by Danaher Corporation
(the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.

           In the opinion of the registrant, the
accompanying financial statements contain all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 1, 1994 and December 31, 1993, its results of operations for the three months ended April 1, 1994 and April 2, 1993, and its cash flows for the three months ended April 1, 1994 and April 2, 1993.

Note 2.   CHANGES IN ACCOUNTING PRINCIPLES

          As of January 1, 1993, the Company changed its method of accounting for post retirement benefits from recognizing expense as claims are paid to the accrual method specified by SFAS No. 106. The Company elected to recognize this liability immediately and its adoption is not expected to significantly impact the Company's ongoing results of operations. The Company also adopted the liability method of accounting for income taxes specified by SFAS No. 109. Its adoption had no impact on the results of operations and resulted in certain reclassifications to the Company's balance sheet.

Note 3.   TENDER OFFER

          On March 15, 1994, the Company entered into a definitive agreement to acquire Mark Controls Corporation for $89 million, plus the assumption of $38 million of debt, and began a tender offer for the shares of Mark
Controls shortly thereafter. Subsequently, two other companies have commenced tender offers for Mark Controls at higher per share price levels. The outcome of the tender offer proceedings remains uncertain as of this date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations


     Net Revenues for the first quarter of 1994 of $289.2 million were 16.4% higher than the 1993 quarter. Revenues were higher in all business segments. This increase is principally the result of higher demand for the Company's products within the markets currently served along with acquisitions made since the first quarter of 1993 accounting for opproximately 6.6% of the increase.

     Gross profit margin for the first quarter of 1994, as a percentage of sales, was 26.2% which represents a 0.5 percentage point increase from 1993 levels. This results principally from the contribution of higher sales given the fixed nature of certain costs coupled with productivity improvements.

     Selling, general and administrative expenses for the 1994 first quarter were 11.0% higher than in 1993 because of higher sales levels. As a percentage of sales, these costs decreased to 16.0% from 16.8% in 1993, as a result of cost reduction steps taken in earlier periods and the fixed nature of certain costs.

     Interest expense of $2.4 million in 1994 was 3.5% lower than the corresponding 1993 period. Total debt levels were lower in 1994.

     The 1994 effective tax rate of 41% is 1% lower than the 1993 effective rate, reflecting the lesser impact of nondeductible goodwill amortization given higher pretax earnings consistent between periods.

     The Company adopted new accounting principles in January, 1993. See Note 2 for a discussion of their initial and ongoing impact.

Liquidity and Capital Resources




          During the first quarter of 1994, the Company experienced increases in accounts receivable, inventory, and accounts payable. This is principally due to the lower activity levels experienced in the last weeks of the 1993 year due to the holiday season. Total debt under the Company's borrowing facilities increased to $143.3 million at April 1, 1994, compared to $133.6 million at December
31, 1993, due to the seasonal working capital increase discussed above.

          The Company declared a regular quarterly dividend of $.03 per share payable on April 29, 1994, to holders of record on March 23, 1994.

          The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends and scheduled debt repayments.



PART II - OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits: None
               (b)  Reports on Form 8-K: None

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        DANAHER CORPORATION:



Date:    April 21, 1994                 By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer




Date:    April 21, 1994                 By:  /s/ C. Scott Brannan
                                             C. Scott Brannan
                                             Controller