Form 10-Q
period 1994-07-01
DANAHER CORP /DE/
filed 1994-07-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [ X ]              SECURITIES AND EXCHANGE ACT OF 1934
                    For the Quarter ended July  1, 1994
                                    OR
 [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number:                           1-8089



                            DANAHER CORPORATION
          (Exact name of registrant as specified in its charter)
         Delaware                                           59-1995548
(State of incorporation)                                 (I.R.S. Employer
                                                       Identification number)
1250 24th Street, N.W., Suite 800
          Washington, D.C.                                      20037
(Address of Principal Executive Offices)                      (Zip Code)


    Registrant's telephone number, including area code:  202-828-0850




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.




          Yes  X                                       No





The number of shares of common stock outstanding at July 20, 1994 was 28,562,941.



                            DANAHER CORPORATION

                                   INDEX

                                 FORM 10-Q





PART I  - FINANCIAL INFORMATION                                 Page


          Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets
               at July 1, 1994 and December 31, 1993             3

               Consolidated Condensed Statements of
               Earnings for the three months and
               six months ended July  1, 1994 and
               July 2, 1993                                      4

               Consolidated Condensed Statements of
               Cash Flow for the six months ended
               July 1, 1994 and July 2, 1993                     5

               Notes to Consolidated Condensed
               Financial Statements                              6

          Item 2.   Managements's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                    8

PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K            10

                            DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)

                                         July  1,           December 31,
                                          1994                  1993
                                        (unaudited)

                         ASSETS
Current Assets:
  Cash and cash equivalents                   $16,917             $  6,767
  Accounts receivable, net                    161,991              135,445
  Inventories:
     Finished goods                            83,125               59,916
     Work in process                           21,906               19,900
     Raw material and supplies                 29,489               27,753
          Total inventories                   134,520              107,569
  Prepaid expenses and other
   current assets                              29,791               27,982
     Total current assets                     343,219              277,763
Property, plant and equipment, net of
   depreciation of $139,137 and $122,634
   respectively                               243,092              235,666
Other assets                                   20,859               21,477
Excess of cost over net assets of
   acquired companies, net                    337,661              337,566
     Total assets                            $944,831             $872,472

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt        $     335             $  2,235
  Accounts payable                            87,376               72,445
  Accrued expenses                           183,084              160,685
     Total current liabilities               270,795              235,365
Other liabilities                            140,946              142,091
Long-term debt                               131,350              131,350
Stockholders' equity:
     Common stock - $.01 par value               310                  309
     Additional paid-in capital              283,933              279,532
     Retained earnings                       155,178              123,095
     Cumulative foreign translation
      adjustment                                (192)              (1,781)
     Treasury Stock                          (37,489)             (37,489)
     Total stockholders' equity              401,740              363,666
Total liabilities and
 Stockholders' equity                       $944,831             $872,472



See notes to consolidated condensed financial statements.
                              DANAHER CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   (000's omitted except per share amounts)
                                  (unaudited)




                                   Quarter Ended           Six Months Ended
                                July  1,    July 2,      July  1,   July 2,
                                  1994        1993         1994       1993





Net revenues                    $318,082   $258,902      $607,235   $507,286
Operating costs and expenses:
  Cost of sales                  230,465    190,107       443,919    374,592
  Selling, general and
   administrative expenses        50,164     41,534        96,386     83,181
  Goodwill and other amort-
   ization                         2,421      2,358         4,842      4,701
  Total operating costs and
   expenses                      283,050    233,999       545,147    462,474
Operating profit                  35,032     24,903        62,088     44,812
Interest expense, net              2,378      2,841         4,810      5,362
Earnings before income taxes
  and cumulative effect of
  accounting change               32,654     22,062        57,278     39,450
Income taxes                      13,388      9,267        23,484     16,570
Earnings before cumulative
  effect of accounting
  change                        $ 19,266    $12,795      $ 33,794   $ 22,880
Cumulative effect of
  accounting change (net
  of tax benefit of $20,000)        -            -           -       (36,000)

Net earnings                    $ 19,266    $12,795      $ 33,794   $(13,120)

Per share:
  Before accounting change      $    .66   $    .44      $   1.16   $    .79
  Accounting change                 -           -             -        (1.25)
  Net earnings                  $    .66    $   .44      $   1.16   $   (.46)

Average common stock and
   common equivalent shares
    outstanding                 29,132,571 28,793,831   29,101,888  28,793,535

See note to consolidated financial statements.
                              DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                (000's omitted)
                                  (unaudited)



                                                     Six Months Ended
                                                July  1,            July 2,
                                                 1994                1993

Cash flows from operating activities:
  Earnings before cumulative effect
   of accounting change                        $  33,794           $ 22,880
  Noncash items, depreciation and
   amortization                                   20,852             21,985
  Increase in accounts receivable                (24,009)            (9,769)
  Increase in inventories                        (24,315)           (13,533)
  Increase in accounts payable                    13,001              5,589
  Change in other assets and liabilities          18,808             10,946
       Total operating cash flows                 38,131             38,098

Cash flows from investing activities:
  Payments for additions to property,
   plant, and equipment, net                     (20,616)           (20,423)
  Cash paid for acquisitions                      (4,580)           (33,000)
   Net cash used in investing activities         (25,196)           (53,423)

Cash flows from financing activities:
  Proceeds from issuance of common stock             582                733
  Borrowings (repayments) of debt                 (1,900)            (1,975)
  Payment of dividends                            (1,708)              (851)
  Proceeds from notes payable                       -                30,000
  Debt issuance expenditures                        -                  (160)
   Net cash provided by (used in)
    financing activities                          (3,026)            27,747


Effect of exchange rate changes on cash              241              1,242
Net change in cash and marketable securities      10,150             13,664
Beginning balance of cash and marketable
 securities                                        6,767              1,691
Ending balance of cash and marketable
 securities                                    $  16,917           $ 15,355

Supplemental disclosures:
  Cash interest payments                       $   4,725           $  4,540

  Cash income tax payments                     $  21,532           $ 17,976

See notes to consolidated condensed financial statements.
                            DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JULY  1, 1994
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

           In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 1, 1994 and December 31, 1993, its results of operations for the three months and six months ended July 1, 1994 and July 2, 1993, and its cash flows for the six months ended July 1, 1994 and July 2, 1993.


NOTE 2.   CHANGES IN ACCOUNTING PRINCIPLES

          As of January 1, 1993, the Company changed its method of accounting for post retirement benefits from recognizing expense as claims are paid to the accrual method specified by SFAS No. 106. The Company elected to recognize this liability immediately and its adoption is not expected to significantly impact the Company's ongoing results of operations. The Company also adopted the liability method of accounting for income taxes specified by SFAS No. 109. Its adoption had no impact on the results of operations and resulted in certain reclassification to the Company's balance sheet.

NOTE 3.   NONRECURRING TRANSACTIONS

     Pursuant to a definitive agreement to acquire Mark Controls Corporation, the Company received a $2 million fee plus reimbursement of its costs and expenses when Mark Controls was acquired by another entity at a higher price. The $2 million fee was recognized as revenue in the second quarter. This was offset by a charge to close a manufacturing plant in North Chicago, Illinois and relocate work performed there to an existing Company facility.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the 1994 quarter were 22.9% higher than the 1993 quarter. Net sales for the six-month period were 19.7% higher than the corresponding period in 1993. This is principally due to higher customer demand in all segments, with acquisition activity accounting for approximately 6% of sales growth in each period.

     Gross profit margin in 1994, as a percentage of sales, was approximately 27.5% for the quarter and 26.9% for the six-month period, an increase of 3.4% and 2.7%, respectively, from 1993 levels. The gross margin increase was attributable to productivity improvements combined with increased fixed cost leverage on a higher sales base.

     Selling, general and administrative expenses for the 1994 quarter and six-month period increased in total dollars principally due to the higher volume levels. Selling general and administrative expenses as a percentage of sales was 15.8% for the 1994 quarter and 15.9% for the 1994 six month period. This represents a decrease of 1.2% and 3.0%, respectively, from prior periods. This reflects the benefit of restructuring and other cost reduction actions taken in earlier periods, and the fixed nature of certain costs.

     Interest expense for the quarter and six-month period was 16.3% and 10.3% lower than the 1993 levels, due to lower average debt levels.

     The effective tax rate for both the second quarter and six-month periods is lower in 1994 than in 1993. This reflects principally the lesser impact of nondeductible goodwill amortization given higher pretax earnings.

     The Company adopted new accounting principles in January, 1993.  See
Note 2 for a discussion for their initial and ongoing impact.


Liquidity and Capital Resources

     Since December 31, 1993, the Company has experienced increases in accounts receivable, inventory and accounts payable. This is due to the lower activity levels experienced in the last weeks of 1993 caused by the holiday season. Total debt decreased to $131,685 at July 1, 1994, primarily as a result of the strong operating performance.

     A regular quarterly dividend of $.03 per share was declared, payable on July 29, 1994 to holders of record on June 24, 1994.

     The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, dividends and scheduled debt repayments.

PART II - OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits: None.
               (b)  Reports on Form 8-K:  None.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        DANAHER CORPORATION:



Date:      July 21, 1994                By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer




Date:      July 21, 1994                By:  /s/ C. Scott Brannan
                                             C. Scott Brannan
                                             Controller