Form 10-Q
period 1994-09-30
DANAHER CORP /DE/
filed 1994-10-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     (Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE
                               [ X ]SECURITIES AND EXCHANGE ACT OF 1934

            For the Quarter ended September 30, 1994
                               OR
      [   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from        to
     Commission File Number:  1-8089

                       DANAHER CORPORATION
     (Exact name of registrant as specified in its charter)

      Delaware                                                  59-1995548
     (State of incorporation)                (I.R.S.Employer
     Identification number)

     1250 24th Street, N.W., Suite 800
                 Washington, D.C.                           20037
      (Address of Principal Executive Offices)    (Zip Code)

          Registrant's telephone number, including area code:  202-828-0850

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                        No
     The number of shares of common stock outstanding at October 20, 1994
          was 28,572,941.
                       DANAHER CORPORATION

                              INDEX
                            FORM 10-Q

     PART I  - FINANCIAL INFORMATION                                 Page

     Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets
     at September 30, 1994 and December 31, 1993. . . . . . . . . . . . 1

     Consolidated Condensed Statements of Earnings for the three months and nine months ended September 30, 1994 and
     October 1, 1993. . . . . . . . . . . . . . . . . . . . . . . . . .  . .2

     Consolidated Condensed Statements of Cash Flow for the nine months ended September 30, 1994 and October 1, 1993. . . . .3

     Notes to Consolidated Condensed
     Financial Statements. . . . . . . . . . . . . . .  . . . . . . .   . .4

     Item 2.

     Managements's Discussion and Analysis of Financial Condition
     and Results of Operations .. . . . . . . .  . . . . . . . . . . . .5

     Liquidity and Capital Resources. . . . . . . . . .. . . .. . . . . . .5

     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings    . . . . . . . . . . . .. . . . . . . .6

     Item 2.   Change in Securities. . . . . . . ..  . .  . . . . . . . .6

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .  . . .6

     Item 4.   Submission of matter to a vote of Security
                    Holders.  .  . . . . . . . . . .  . . . . . .  . . . .  6
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .6
     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .  . . . . .6

                       DANAHER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000's omitted)



     September 30, 1994
     (unaudited)
     December 31, 1993
     (Note 1)




                               ASSETS

     Current Assets:




          Cash and cash equivalents
     $21,641
     $   6,767


          Account receivable, net
            Inventories:
            Finished goods
            Work in process
            Raw material and supplies
     186,368

     82,479
     21,252
     31,080
     135,445

     59,916
     19,900
     27,753


                   Total inventories
     134,811
     107,569


          Prepaid expenses and other current assets
     42,083
     27,982


                   Total current assets
     384,903
     277,763


          Property, plant and equipment, net of
             depreciation of $146,500 and $122,624
     respectively


     244,779


     235,666


     Other assets
     21,284
     21,477


     Excess of cost over net assets of acquired companies, net

     334,670

     337,566


                    Total assets
     $985,636
     $872,472




                LIABILITIES AND STOCKHOLDERS' EQUITY




     Current Liabilities:




          Current portion of long-term debt
          Accounts payable
          Accrued expenses
     $335
     86,617
     200,612
     $   2,235
     72,445
     160,685


                  Total current liablities
     287,564
     235,365


     Other liabilities
     141,932
     142,091


     Long-term debt
     131,215
     131,350


     Stockholders' equity:
           Common stock - $.01 par value
           Additional paid-in capital
           Retained earnings
           Cumulative foreign translation adjustment
           Treasury stock

     310
     284,252
     177,419
     433
     (37,489)

     309
     279,532
     123,095
     (1,781)
     (37,489)


     Total stockholders' equity
     424,925
     363,666


          Total liabilities and stockholders' equity
     $985,636
     $872,472

                      DANAHER CORPORATION
               CONSOLIDATION CONDENSED STATEMENTS OF
                              EARNINGS
              (000's omitted except per share amounts)
                            (unaudited)






     Quarter Ended

     Nine Months
     Ended





     Sept. 30,
     1994
     Oct. 1,
     1993
     Sept.
     30,
     1994
     Oct. 1,
     1993


     Net revenues
     $326,386
     $281,017
     $933,621
     $788,303


     Operating costs and expenses:
        Cost of sales
        Selling, general and administrative expenses
         Goodwill and other amortization
          Total operating costs and expenses

     232,011
     51,177
     2,421
     285,609

     206,795
     44,137
     2,432
     253,364

     675,930
     147,563
     7,263
     830,756

     581,387
     127,318
     7,133
     715,838


     Operating profit
     40,777
     27,653
     102,865
     72,465


     Interest expense, net
     2,279
     2,705
     7,089
     8,067


     Earnings before income taxes and cumulative effect of
           accounting change

     38,498

     24,948

     95,776

     64,398


     Income taxes
     15,400
     10,480
     38,884
     27,050


     Earnings before cumulative effect of accounting
     change
     23,098
     14,468
     56,892
     37,348


     Cumulative effect of accounting change (net of tax
             benefit of $20,000)

            -

            -

            -

     (36,000)


     Net Earnings
     $23,098
     $14,468
     $56,892
     $1,348


     Per share:
             Before accounting change
             Cumulative effect of change
     Net earnings

     $       .79
            -
     $       .79

     $       .50
            -
     $       .50

     $       1.95
            -
     $       1.95

     $   1.29
         (1.25)
     $     .04


     Average common stock and equivalent shares
                   outstanding

     29,230,863

     28,950,256

     29,145,050

     28,845,775



          See notes to consolidated condensed financial statements.


                     DANAHER CORPORATION
             CONSOLIDATION CONDENSED STATEMENTS OF CASH
                                FLOW
              (000's omitted except per share amounts)
                            (unaudited)





                         Nine Months Ended




     Sept. 30,
     1994
     Oct. 1,
     1993




     Cash flows from operating activities:
          Earnings before cumulative effect of accounting change
          Noncash items, depreciation and amortization
          Increase in accounts receivable
          Increase in inventories
          Increase in accounts payables
          Change in other assets and liabilities
               Total operating cash flows

     $56,892
     31,064
     (48,115)
     (24,147)
     12,223
     24,506
     52,423

     $37,348
     31,830
     (36,040)
     (6,142)
     9,861
     37,015
     73,872


     Cash flows from investing activities:
          Payments for additions to property, plant and equipment, net Cash paid for acquisitions
          Net cash used in investing activities

     (29,287)
     (4,580)
     (33,867)

     (29,434)
     (35,000)
     (64,434)


     Cash flow from financing activities:
          Proceeds from issuance of common stock
          Repayments of debt
          Payment of dividends
          Proceeds from notes payable
          Debt issuance expenditures
             Net cash provided by (used in) financing activities

     901
     (2,035)
     (2,565)
          -
          -
     (3,699)

     1,192
     (28,576)
     (1,702)
     30,000
     (160)
     754


     Effect of exchange rate changes on cash
           17
     562


     Net change in cash cash equivalents
     14,874
     10,754


     Beginning balance of cash and cash equivalents
     6,767
     1,691


     Ending balance of cash and cash equivalents
     $21,641
     $12,445


     Supplemental disclosures:
           Cash interest payments
           Cash income tax payments

     $4,758
     $35,725

     $5,374
     $24,514



          See notes to consolidated condensed financial statements.
                       DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                          STATEMENTS
                       SEPTEMBER 30, 1994
                           (unaudited)



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

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1994 and December 31, 1993, its results of operations for the three months and nine months ended September 30, 1994 and October 1, 1993, and its cash flows for the nine months ended September 30, 1994 and October 1, 1993.

     Note 2.  CHANGES IN ACCOUNTING PRINCIPLES

         As of January 1, 1993, the Company changed its method of accounting for post retirement benefits from recognizing expense as claims are paid to the accrual method specified by SFAS No. 106. The Company elected to recognize this liability immediately and its adoption is not excepted to significantly impact the Company's ongoing results of operations. The Company also adopted the liability method of accounting for income taxes specified by SFAS No. 109. Its adoption had no impact on the results of operations and resulted in certain reclassifications to the Company's balance sheet.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL
              CONDITION AND RESULTS OF
     OPERATIONS


     Results of Operations


      Net revenues for the 1994 quarter and nine-month period were 16.1% and 18.4% higher compared to the corresponding periods in 1993. Customer demand was higher in all business segments.
     Acquisitions accounted for approximately 2% of sales growth in the quarter and 5% of sales growth in the nine-month period.

      Gross profit margin for the 1994 third quarter and nine-month period, as a percentage of sales, was approximately 28.9% and 27.6%, respectively, representing 2.5 and 1.4 percentage point increases from 1993 levels. Productivity improvements, combined with increased fixed cost leverage drove this improvement.

      Selling, general and administrative expenses for the 1994 third quarter as a percentage of sales were approximately .03 percentage points lower than the 1993 level. For the 1994 nine-month period, these costs as a percentage of sales are also lower principally due to restructuring and other cost reduction actions taken in earlier periods, and the fixed nature of certain costs.

      Interest expense for the 1994 quarter and nine-month period was 15.7% and 12.1 lower than the 1993 levels, principally due to lower average debt levels.

      The effective tax rate for both the third quarter and nine-month period is lower in 1994 than in 1993. This relfects principally the lesser impact of nondeductible goodwill amortization given higher pretax earnings.

      The Company adopted new accounting principles in January, 1993. See Note 2 for a discussion of their initial and ongoing impact.


     Liquidity and Capital Resources

      Cash and cash equivalents increased $4.7 million in the third quarter to $21.6 million. This reflects net earnings offset by an increase in net working capital. Increased accounts receivable and inventory levels were largely related to the consumer hand tool business which had just entered its peak selling season. The Company anticipates reductions in working capital levels in the fourth quarter.

      The Company's regular quarterly dividend of $.03 per share was declared for holders of record on September 26, 1994, payable on October 28, 1994.

      The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, dividends and scheduled debt repayments.
PART II


      ITEM 1. Legal Proceedings

              None


      ITEM 2. Change in Securities


              None


      ITEM 3.      Defaults upon Senior Securities

              None


      ITEM 4. Submission of Matters to a Vote of Security
              Holders

              None


      ITEM 5.      Other Information

              None


      ITEM 6. Exhibits and Reports on Form 8-K


              (a)  Exhibits:  None

              (b)  Reports on Form 8-K: None

     SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DANAHER
     CORPORATION:



     Date:     October 20, 1994             By:    /s/ Patrick W. Allender
                                  Patrick W. Allender
                                  Chief FinancialOfficer



     Date:     October 20, 1994             By:   /s/ C. Scott Brannan
                                  C. Scott Brannan
                                  Controller