Form 10-K
period 1994-12-31
DANAHER CORP /DE/
filed 1995-03-23
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

     (Mark One)

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     [ X ]          SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994
            OR
              [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____to___Commission File
     Number:1-8089

     DANAHER CORP           ORATION
     (Exact name of registrant as specified in its charter)

     Delaware                                59-1995548
     (State of incorporation)                (I.R.S.Employer
                                             Identification
                                             number)

     1250 24th Street, N.W., Suite 800
     Washington, D.C.                       20037
     (Address of Principal                  (Zip Code)
     Executive Offices)

     Registrant's telephone number, including area code:
     202-828-0850

              Securities Registered Pursuant to Section 12(b) of the
     Act:


                                        Name of Exchanges
     Title of each class                on which registered
     Common Stock $.01 par Value        New York Stock
                                        Exchange, Inc.
                                        Pacific Stock
                                        Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the
     Act:

                            NONE

     (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                            No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10- K. [X]

     As of March 20, 1995, the number of shares of common stock outstanding was 58,438,288 and were held by approximately 2,800 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $900 million, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

     EXHIBIT INDEX APPEARS ON PAGE 8 DOCUMENTS INCORPORATED
     BY REFERENCE

     Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1994.
     With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

     Part III incorporates certain information by reference from the registrant's proxy statement for its 1995 annual meeting of stockholders. With the exception of the pages of the 1995 proxy statement specifically incorporated herein by reference, the 1995 proxy statement is not deemed to be filed as part of this Form 10-K.

     ITEM 1.  BUSINESS

     General

          Danaher Corporation ("Danaher" or the "Company"), originally DMG, Inc., was organized in 1969 as a Massachusetts real estate investment trust. In 1978 it was reorganized as a Florida corporation under the name Diversified Mortgage Investors, Inc. ("DMI") which in a second reorganization in 1980 became a subsidiary of a newly created holding company named DMG, Inc. The Company adopted the name Danaher in 1984 and was reincorporated as a Delaware corporation following the 1986 annual meeting of shareholders.

          The Company conducts its operations through three business segments: Tools, Process/Environmental
     Controls and Transportation Products.

     Tools

          The Tools segment is comprised of the Danaher Tool Group (including Special Markets and Professional Tool Division, which includes Armstrong Bros. Tool Co., a premier manufacturer and marketer of industrial hand tools), Matco Tools ("Matco"), Jacobs Chuck Manufacturing Company ("Jacobs"), Iseli Company ("Iseli") and Delta Consolidated Industries, which was acquired in November, 1994. This segment is one of the largest domestic producers and distributors of general purpose mechanics' hand tools and automotive specialty tools. Other products manufactured by these companies include drill chucks, custom designed headed tools and components, high quality precision fasteners, tool boxes and storage containers, and high quality miniature precision parts.


          The Company's Tools business strategy is focused on increasing sales to existing customers, broadening channels of distribution, developing new products and achieving production efficiencies and enhanced quality and customer service through "Just-In-Time" and related manufacturing techniques.


          Danaher Tool Group (DTG) is one of the largest domestic producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.'s Craftsman line of mechanics' hand tools for over 50 years. Approximately 80% of the over 100 million pieces sold to Sears annually are sold in tool sets that include from three to 900 pieces. Net sales to Sears were approximately 17% of total sales in 1994.

          DTG's Special Markets Group sells to Sears under a five year evergreen agreement, that requires Sears to purchase a significant portion of its annual requirements for its private-label Craftsman mechanics' hand tool line from DTG.

          For over 30 years, DTG has also been a primary supplier of specialized automotive service tools to NAPA, which has approximately 6,500 outlets at present. In addition, DTG has been the designated supplier of general purpose mechanics' hand tools to NAPA since 1983. DTG specialized automotive service tools are also sold under the K-D Tools brand, its industrial tools and products are also sold under the Armstrong and Allen brand names, and fastener products under the Holo-Krome name are sold to independent distributors and other customers in the "do-it-yourself," professional automotive, commercial and industrial markets.

          Professional mechanics' tools are distributed by Matco which has approximately 1,100 independent mobile distributors who sell primarily to individual professional mechanics. Matco is one of the leading suppliers in this market.

          Jacobs is the market leader in the drill chuck business with its highly respected and well recognized brand name and Iseli is a leader in the manufacture of miniature precision parts produced on Swiss screw machines.

          Delta is the market leader in boxes and other storage containers serving the vehicle aftermarket and manufactures and markets containers serving numerous specialty areas.

          The major raw materials used by this segment, including high quality steel, are available from a variety of sources in sufficient quantities.

     Process/Environmental Controls

          The Process/Environmental Controls segment is comprised of the Veeder-Root Company ("Veeder-Root"), the Danaher Instruments Group (comprised of Danaher Controls, Partlow Corporation, Gulton Industries-Graphic Instruments, Eagle Signal Instruments, LFE Instruments West Instruments, Ltd., and QualiTROL Corporation), Hengstler GmbH (which was acquired in December, 1994) and the A.L. Hyde Company. These companies produce and sell underground storage tank leak detection systems and temperature, level and position sensing devices, liquid flow measuring devices and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.


          The Company's strategy in the Process/
     Environmental Controls segment is to concentrate on the rapid expansion of its environmental controls product line, including the Veeder-Root TM storage tank leak detection systems business. The Company believes that Veeder-Root is the premier manufacturer of state-of-the-art tank measuring and leak detection systems for underground fuel storage tanks and, accordingly, is uniquely positioned to respond to the increased demand for these products fueled by environmental regulations.

          Veeder-Root is also the predominant worldwide supplier of mechanical gasoline pump computing devices and a manufacturer of other measuring and counting devices.

          Other business lines within this segment include extruded thermoplastic mill shapes and custom molded plastic products.

          The raw materials utilized by companies in this segment are stock items, principally metals and plastic, electrical and electronic components. These materials are readily available from a number of sources in sufficient quantities.Transportation

          The Transportation segment includes Hennessy
     Industries, Inc. ("Hennessy"), Jacobs Brake and Fayette Tubular Products ("Fayette"). These companies are leading manufacturers and distributors of automotive and transportation products used by the automotive aftermarket and original equipment manufacturers. Products in this segment include wheel service equipment, diesel engine retarders and automobile air conditioning components.

          The results of the Transportation Products business are affected by the level of sales in the automotive aftermarket, heavy duty diesel truck and domestic automobile industries. The Company's strategy is to reduce the impact of the cyclicality in this business segment by expanding its customer base for the wheel service equipment products and "Jake Brake" and achieving production efficiencies and enhanced quality and customer service through "Just-In-Time" and related manufacturing techniques.

          Wheel service equipment is manufactured under the Coats, Bada and Ammco brand names. Products include tire changers, wheel balancers, wheel weights and brake service equipment. Wheel service equipment is sold primarily to wholesale distributors and national accounts. These markets are served by the Company's sales personnel.

          Diesel engine retarders are manufactured at Jacobs. The "Jake Brake" technology was developed by Jacobs and represents the premier brand of engine retarders. The product is sold by Jacobs' sales personnel to original equipment manufacturers and aftermarket distributors.

          Automotive air-conditioning components and other tubular products are produced by Fayette which sells its products to original equipment manufacturers through its direct sales force. The major raw materials used by this segment include high quality steel forgings and castings, aluminum and steel tubing, rubber hose, metal couplings, paints, adhesives and chemical coatings. These materials are available in sufficient quantities from a variety of sources.

     Patents, Licenses, etc.

          The Company has patents of its own and has acquired licenses under patents of others. The Company does not consider that its business, as a whole, is dependent on any single patent, group of patents, trademark or franchise. The Company does, however, offer many patented products and is periodically engaged in litigation concerning patents and licenses.

     Seasonal Nature of Business

          As a whole, the Company's businesses are not subject to material seasonal fluctuations.

     Backlog

          The Company's products are manufactured primarily in advance of order and either shipped or assembled from stock. Backlogs are not significant as sales are often dependent on orders requiring immediate shipment from inventory.

     Employee Relations

          At December 31, 1994, the Company employed approximately 9,960 persons. Of these, approximately
     1,800 were hourly-rated unionized employees.  The
     Company considers its labor relations to be good.
     Research and Development

          The Company's research and development
     expenditures were $26,800,000 for 1994, $24,000,000 for
     1993 and  $19,300,000 for 1992.

     Environmental and Safety Regulations

          Certain of the Company's operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with applicable environmental laws and regulations.

          In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company believes that its liability, if any, for past or current waste handling practices will not have a material adverse effect on its financial condition.

          The Company must also comply with various federal, state and local safety regulations in connection with its operations. The Company's compliance with these regulations has had no material adverse effect on its financial condition.

     Major Customers

          The Company has a customer in the tools segment, Sears, Roebuck and Co. ("Sears"), which accounted for 17% of consolidated sales in 1994. Although the relationship with Sears is long-standing, the Company believes the loss of this business could have an adverse effect on its operations.


     ITEM 2.  PROPERTIES

          The Company occupies over 4 million square feet of manufacturing, distribution, service and office space at various domestic and foreign locations. The principal properties are listed below and are constructed of concrete, brick and cement, cinderblock or some combination of these materials. The Company believes that its plants have adequate productive capacity and are suitably used for the manufacture of its products and that its warehouses, distribution centers and sales offices are suitably located and utilized for the marketing of its products and services.

     Location       Principal Use  Owned/Leased   Approx.
                                                  Sq.Ft of
                                                  Floor Area

     Tools

     Springdale, AK Manufacturing  Owned          207,000

     Springfield,MA Manufacturing  Owned          276,000

     Gastonia, NC   Manufacturing  Leased         225,000

     Fayetteville,AK
      (2)           Manufacturing  Owned          134,000

     Baltimore, MD  Distribution   Leased         167,000

     Brampton,
     Ontario        Distribution   Leased          14,000

     Chicago, IL    Manufacturing  Owned          216,000

     Lakewood, NY   Manufacturing  Owned          112,000

     Nashville, TN  Distribution   Owned          132,000

     Stow, OH       Distribution   Owned           50,000

     West Hartford,
     CT             Manufacturing  Owned          234,000

     Terryville, CT Manufacturing  Owned          120,000

     Walworth, WI   Manufacturing  Owned           85,000

     Dundee,
     Scotland       Manufacturing  Owned          114,000

     Sheffield,
     England        Manufacturing  Owned          146,000

     Clemson, SC    Manufacturing  Owned           74,000

     Jonesboro, AK  Manufacturing  Owned           77,000

     Jonesboro, AK  Manufacturing  Leased         315,000

     Raleigh, NC    Manufacturing  Leased         215,000



     Process/
     Environmental
     Controls
     Altoona, PA    Manufacturing  Owned          146,000


     Elizabethtown,
     NC             Manufacturing  Owned          182,000


     Marketharborough,
     England        Manufacturing  Leased          10,000


     Sao Paulo,
     Brazil         Manufacturing  Owned           52,000


     New Hartford
     & Fairport, NY Manufacturing  Owned          121,000

     Gurnee, Il     Manufacturing  Leased          36,000

     Grenloch, NJ   Manufacturing  Owned           93,000

     Providence, RI Manufacturing  Owned           58,000

     Brighton,
     England        Manufacturing  Leased          26,000

     Chesterland,
     OH             Manufacturing  Owned           44,000

     Aldingen,
     Germany        Manufacturing  Owned          216,000

     Aldingen,
     Germany (2)    Manufacturing  Leased          85,000

     Wehingen,
     Germany (2)    Manufacturing  Leased          48,000

     Eatontown, NJ  Distribution   Leased          22,700

     Aulmay-sons-Bois,
     France         Manufacturing  Owned           41,000

     Broxbounrem,
     England        Distribution   Leased          25,000

     Transportation

     Fayette, OH    Manufacturing  Owned          200,000


     Reading, MI    Manufacturing  Owned            73,000

     Livingston, TN Manufacturing  Owned            60,000

     Bloomfield, CT Manufacturing  Owned           283,000

     LaVergne, TN   Manufacturing  Owned           172,000

     Bowling Green,
     KY             Manufacturing  Owned           103,000


          In addition to the facilities listed, the Company owns or leases various facilities including offices or properties in Washington, District of Columbia;
     Simsbury, Connecticut; Troy, Michigan; as well as facilities in Uppermill, Livingston, Gloucester and Richmond, Great Britain; Melbourne and Sydney,
     Australia; Nagoya, Osaka and Tokyo, Japan; Toronto,
     Canada; Paris, Bron, Toulouse, Bordeaux, Tours and
     Selestat, France; and Stuttgart, Germany.

     ITEM 3.  LEGAL PROCEEDINGS

          A former subsidiary of the Company is engaged in litigation in six states with respect to product liability. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs, in state and federal courts in six states. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The cases are in preliminary stages of discovery and pleading and the Company intends to defend its position vigorously. The Company's maximum indemnification obligation under the contract is approximately $85,000,000. The Company believes it has insurance coverage for all or a substantial part of the damages, if any. The outcome of this litigation is not currently predictable.

          In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to ordinary routine litigation incidental to their business. The Company believes that the results of the above noted litigation and other pending legal proceedings would not have a materially adverse effect on the Company's financial condition.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDER

          No matters were submitted to a vote of security holders during the fourth quarter of 1994.


     PART II

     ITEMS 5 THROUGH 8.

          The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.



     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

     PART III

     ITEMS 10 THROUGH 13.

          The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 1995 annual meeting, and is incorporated herein by reference.

     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K

          a)   Document List

          1.  Financial Statements
               Response to this portion of Item 14 is
     submitted per the Index to Financial Statement
     Schedules on page 8 of this report.

          2.   Supplementary Data and Financial Statement
     Schedules Response to this portion of Item 14 is submitted per the Index to Financial Statement
     Schedules on page 8 of this report.

          3. An Index of Exhibits is on page 9 of this report.

          b)   Reports on Form 8-K filed in the fourth
     quarter of 1994.


                    NONE

     DANAHER CORPORATION
     INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
     FINANCIAL STATEMENT SCHEDULES





     Page Number in Annual Report




     Annual Report

                                        Form 10K  To
                                                  Share-
                                                  holders


     Report of Independent Public
     Accountants on Schedules:               11



     Financial Statements:




     Consolidated Statements of
     Earnings, year ended December 31,
     1994, 1993, and 1992.  . . . . .                  14


     Consolidated Balance Sheets,
     December 31, 1994 and 1993..                      15


     Consolidated Statements of
     Cash Flows, years ended
     December 31, 1994, 1993, and 1992.                16


     Consolidated Statements of
     Stockholders' Equity, years
     ended December 31, 1994,
     1993, and 1992. . . . . . . .                     17


     Notes to Consolidated
     Financial Statements. . . . . .                   18


     Supplemental Data:


     Selected Financial Data. . . . . . .              10


     Market Prices of Common Stock. . . . .            26


     Schedules:


     II - Valuation and Qualifying Accounts.      12



          Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial state-ments or the notes thereto.

     Exhibits





     (3) Articles of Incorporation and By-Laws.




     (a) The Articles of Incorporation of Danaher (filed as
     Annex B to Danaher's Proxy Statement dated October 7,
     1986).
     Incorporated By Reference


     (b) The By-Laws of Danaher.
     Incorporated By Reference





     (10) Material Contracts:




     (a) Employment Agreement between Danaher Corporation and
          George M. Sherman dated as of January 2, 1990
     Incorporated By Reference


     (b) Credit Agreement Dated As of September 7, 1990.
     Among
           Danaher Corporation, the Financial Institutions
           Listed Therein and Bankers Trust Company as
     Agent.
     Incorporated By Reference


     (c) Agreement as of November 1, 1990 between Danaher
          Corporation, Easco Hand Tools, Inc. and Sears,
     Roebuck and
          Co.
     Incorporated By Reference


     (d) Note Agreement as of November 1, 1992 Between
     Danaher
           Corporation and Lenders Referenced Therein.
     Incorporated By Reference


     (e) Note Agreement as of April 1, 1993 Between Danaher
           Corporation and Lenders Referenced Therein.
     Incorporated By Reference


            (13) Annual Report to Securityholders




     (22) Subsidiaries of Registrant.





     (24) Consent of Independent Public Accountants.

                         SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
     Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DANAHER CORPORATION



                               By:    /s/ GEORGE M.SHERMAN
                                     George M. Sherman
                                     President and Chief
                                        Executive Officer

     Date: March 20, 1995


     /s/  GEORGE M. SHERMAN             President and Chief
          George M. Sherman             Executive Officer

     /s/  STEVEN M. RALES               Chairman of the
          Steven M. Rales               Board

     /s/ MITCHELL P. RALES              Chairman of the
         Mitchell P. Rales              Executive Committee

     /s/ WALTER G. LOHR, JR.            Director
         Walter G. Lohr, Jr.

     /s/ DONALD J. EHRILCH              Director
         Donald J. Ehrlich

     /s/ MORTIMER M. CAPLIN             Director
         Mortimer M. Caplin

     /s/ A. EMMET STEPHENSON, JR.       Director
         A. Emmet Stephenson, Jr.

     /s/PATRICK W. ALLENDER             Senior Vice
      Patrick W. Allender               President-Chief
                                        Financial Officer
                                        and Secretary

      /s/ C. SCOTT BRANNAN              Vice President and
               C. Scott Brannan              Controller

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

               ON THE FINANCIAL STATEMENT SCHEDULES


     To Danaher Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Danaher Corporation and Subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

     Washington, D.C.
          January 25, 1995

                                             EXHIBIT 24


     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statement File
     No. 33-32402.

                                        ARTHUR ANDERSEN LLP




     Washington, D.C.
          March 20, 1995
DANAHER CORPORATION AND SUBSIDIARIES
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     (000's omitted)







     Additions








     Classification



     Balance
     at
     Begin-
     ning of
     Period



     Charged
     to
     Costs
     &
     Expense
     s




     Charg
     ed
     to

     other
     Accou
     nts



     Write
      Offs
     Write
     downs
      &
     deduct
     ions




     Balanc
     e
      at
     End
      of

     Period


     Year Ended December 31,
     1994








     Allowances deducted from
     asset accounts:








     Allowance for doubtful
     accounts. . . . . .
     $8,043
     $6,630
     $487
     a
     $3,522
     $11,63
     8





     Year Ended December 31,
     1993







     Allowances deducted from
     asset accounts:







     Allowance for doubtful
     accounts. . . . . .
     $6,350
     $4,188
     $ -

     $2,495
     $8,043





     Year Ended December 31,
     1992







     Allowances deducted from
     asset accounts:







     Allowance for doubtful
     accounts. . . . . .
     $5,613
     $2,360
     $ -
     $1,623
     $6,350



     Note (a) - Amounts related to businesses acquired.