Form 10-Q
period 1995-03-31
DANAHER CORP /DE/
filed 1995-04-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



(Mark One)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [ X ]                SECURITIES AND EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 1995
                                       OR
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

          Yes  X                                       No


The number of shares of common stock outstanding at April 19, 1995 was 58,442,688.


                              DANAHER CORPORATION

                                     INDEX

                                   FORM 10-Q

PART I  - FINANCIAL INFORMATION                                 Page

          Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets
               at March 31, 1995 and December 31, 1994           1

               Consolidated Condensed Statements of
               Earnings for the three months ended
               March 31, 1995 and April 1, 1994                  2

               Consolidated Condensed Statements of
               Cash Flow for the three months ended
               March 31, 1995 and April 1, 1994                  3

               Notes to Consolidated Condensed
               Financial Statements                              4

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                    5

PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K             6

                              DANAHER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000's omitted)

                                              March 31,          December 31,
                                               1995                  1994
                                             (unaudited)           (NOTE 1)

                              ASSETS
Current Assets:
  Cash and marketable securities                      $15,749           $  1,978
  Accounts receivable, net                          208,329              193,364
  Inventories:
     Finished goods                                  88,050               71,293
     Work in process                                 33,519               33,668
     Raw material and supplies                       45,078               37,429
          Total inventories                         166,647              142,390
   Prepaid expenses and other
   current assets                                    46,530               50,955
          Total current assets                      437,255              388,687

Property, plant and equipment, net of
 depreciation of $163,966 and $148,596
 respectively                                        279,208             273,076
Other assets                                          30,965              30,523
Excess of cost over net assets of
 acquired companies, net                             437,684             442,655
          Total assets                            $1,185,112          $1,134,941


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
    portion of long-term debt                       $65,162           $  68,771
  Accounts payable                                  107,209              94,609
  Accrued expenses                                  235,627             232,855
          Total current liabilities                 407,998             396,235
Other liabilities                                   157,486             146,091
Long-term debt                                      116,566             116,515
Stockholders' equity:
  Common stock - $.01 par value                    633                      632
  Additional paid-in capital                        313,966             311,648
  Retained earnings                                 221,399             200,719
  Cumulative foreign translation
   adjustment                                         4,553                 590
  Treasury stock                                    (37,489)            (37,489)
     Total stockholders' equity                      503,062            476,100
          Total liabilities and
          stockholders' equity                    $1,185,112         $1,134,941

See notes to consolidated condensed financial statements.



                               DANAHER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (000's omitted except per share amounts)
                                   (unaudited)

                                                  Three Months Ended
                                             March 31,      April 1,
                                               1995           1994


Net revenues                                        $376,504            $289,153
Operating costs and expenses:
 Cost of sales                                       274,275             213,454
 Selling, general and
   administrative expenses                            59,296              46,222
 Goodwill and other amortization                       3,431               2,421
     Total operating costs and expenses              337,002     262,097
Operating profit                                      39,502              27,056
Interest expense                                       3,174               2,432
Earnings before income taxes                          36,328              24,624
Income taxes                                          14,480              10,096
Net earnings                                         $21,848             $14,528

Per share                                    $   .37        $   .25

     Average common stock and common
      equivalent shares outstanding               59,771,541          58,142,410


See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (000's omitted)
                                   (unaudited)


                                             March 31,      April 1,
                                                   1995         1994


Cash flows from operating activities:
     Net earnings                                   $21,848             $14,528
     Noncash items, depreciation and
      amortization                                   17,341              10,628
     Increase in accounts receivable                (14,215)            (13,468)
     Increase in inventories                        (23,262)            (16,467)
     Increase in accounts payable                    12,160               4,895
     Change in other assets and liabilities          18,150              10,010
          Total operating cash flows                 32,022              10,126

Cash flows from investing activities:
     Payments for additions to property,
        plant, and equipment, net                   (16,652)            (10,347)
     Cash paid for acquisition                          -                (4,580)
     Net cash used in investing activities          (16,652)            (14,927)

Cash flows from financing activities:
     Proceeds from issuance of common stock           2,319                 377
     Dividends paid                                  (1,168)               (855)
     Borrowings (repayment) of debt                  (3,558)              9,675
     Net cash provided (used) by
          financing activities                       (2,407)              9,197

Effect of exchange rate changes on cash                  808                213
Net change in cash and equivalents                    13,771              4,609
Beginning balance of cash equivalents                  1,978              6,767
Ending balance of cash equivalents                   $15,749           $ 11,376

Supplemental disclosures:
     Cash interest payments                         $    309           $     38
     Cash income tax payments                       $  8,157           $  8,494


See notes to consolidated condensed financial statements.

                            DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              March 31, 1995
                                (unaudited)




NOTE 1.   GENERAL

          The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

           In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 1995 and December 31, 1994, its results of operations for the three months ended March 31, 1995 and April 1, 1994, and its cash flows for the three months ended March 31, 1995 and April 1, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     Net Revenues for the first quarter of 1995 of $376.5 million were 30.2% higher than the 1994 quarter. Revenues were higher in all business segments. This increase is principally the result of higher demand for the Company's products within the markets currently served along with acquisitions made in the fourth quarter of 1994 which accounted for approximately 16% of the increase.

     Gross profit margin for the first quarter of 1995, as a percentage of sales, was 27.2% which represents a 1.0 percentage point increase from 1994 levels. This results principally from the contribution of higher sales given the fixed nature of certain costs coupled with productivity improvements.

     Selling, general and administrative expenses for the 1995 first quarter were 28% higher than in 1994 because of higher sales levels. As a percentage of sales, these costs decreased to 15.7% from 16.0% in 1994, as a result of cost reduction steps taken in earlier periods and the fixed nature of certain costs.

     Interest expense of $3,174,000 in 1995 was 31% higher than the corresponding 1994 period. Total debt levels were higher in 1995, reflecting the acquisitions made in the fourth quarter of 1994.

     The 1995 effective tax rate of 40% is 1% lower than the 1994 effective rate, reflecting the lesser impact of nondeductible goodwill amortization given higher pretax earnings.

Liquidity and Capital Resources




          During the first quarter of 1995, the Company experienced increases in accounts receivable, inventory, and accounts payable. This is principally due to the lower activity levels experienced in the last weeks of the 1994 year due to the holiday season. Total debt under the Company's borrowing facilities decreased to $181.7 at March 31, 1995, compared to $185.3 at December 27, 1994, due to earnings for the quarter offset somewhat by the seasonal working capital increase discussed above.

          The Company declared a regular quarterly dividend of $.02 per share payable on April 28, 1995, to holders of record on March 27, 1995.

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







                                        DANAHER CORPORATION:



Date:    April 20, 1995                 By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer




Date:    April 20, 1995                 By:  /s/ C. Scott Brannan
                                             C. Scott Brannan
                                             Controller