Form 10-K/A
period 1994-12-31
DANAHER CORP /DE/
filed 1995-04-27
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K/A

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

     This amendment reflects the inclusion of Exhibit 27, Financial Data Schedules.

              EXHIBIT INDEX APPEARS ON PAGE 8



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

     (27) Financial Data Schedules

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

     Date: April 27, 1995


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