Form 10-Q/A
period 1995-03-31
DANAHER CORP /DE/
filed 1995-04-27
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q/A



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

This amendment reflects the inclusion of Exhibit 27, Financial Data Schedules.



PART II - OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:
                    (27) Financial Data Schedules

               (b)  Reports on Form 8-K: None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        DANAHER CORPORATION:



Date:    May 27, 1995                 By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer




Date:    May 27, 1995                 By:  /s/ C. Scott Brannan
                                             C. Scott Brannan
                                             Controller