Form 10-Q
period 1995-06-30
DANAHER CORP /DE/
filed 1995-07-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



     (Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [ X ]                SECURITIES AND EXCHANGE ACT OF 1934
                      For the Quarter ended June 30, 1995
                                       OR
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




          Yes  X                                       No





The number of shares of common stock outstanding at July 19, 1995 was 58,476,408.


                              DANAHER CORPORATION

                                     INDEX

                                   FORM 10-Q





PART I  - FINANCIAL INFORMATION                                     Page


          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets
                    at June 30, 1995 and December 31, 1994             3

                    Consolidated Condensed Statements of
                    Earnings for the three months and
                    six months ended June 30, 1995 and
                    July 1, 1994                                       4

                    Consolidated Condensed Statements of
                    Cash Flow for the six months ended
                    June 30, 1995 and July 1, 1994                     5

                    Notes to Consolidated Condensed
                    Financial Statements                               6

          Item 2.   Managements's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                          7

PART II - OTHER INFORMATION

          Item 5.   Letter to Joslyn Corporation                   8 & 9

          Item 6.   (a)  Exhibits:                                     9
                         (27)  Financial Data Schedules

                    (b)  Reports on Form 8-K:  None

                            DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)

                                   June 30,      December 31,
                                     1995          1994
                                 (unaudited)

                   ASSETS
Current Assets:
  Cash and cash equivalents           $   20,574    $    1,978
  Accounts receivable, net               231,543       193,364
  Inventories:
 Finished goods                           94,445        71,293
 Work in process                          37,976        33,668
 Raw material and supplies                46,265        37,429
    Total inventories                    178,686       142,390
  Prepaid expenses and other
   current assets                         46,322        50,955
    Total current assets                 477,125       388,687
Property, plant and equipment, net of
  depreciation of $170,249 and
  $148,596 respectively                  278,859       273,076
Other assets                              30,991        30,523
Excess of cost over net assets of
  acquired companies, net                434,319       442,655
    Total assets                  $    1,221,294    $1,134,941

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion
    of long-term debt                 $   87,914    $   68,771
  Accounts payable                       104,650        94,609
  Accrued expenses                       240,607       232,855
    Total current liabilities            433,171       396,235
Other liabilities                        142,891       146,091
Long-term debt                                         116,547       116,515
Stockholders' equity:
  Common stock - $.01 par value              634           632
  Additional paid-in capital             314,564       311,648
  Retained earnings                                    247,453       200,719
  Cumulative foreign translation
    adjustment                                           3,523        590
  Treasury Stock                         (37,489)      (37,489)
Total stockholders' equity               528,685       476,100
 Total liabilities and
     stockholders' equity             $1,221,294    $1,134,941


See notes to consolidated condensed financial statements.
                               DANAHER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (000's omitted except per share amounts)
                                   (unaudited)




                                Quarter Ended                Six Months Ended
                             June 30,    July 1,           June 30,   July 1,
                              1995       1994             1995        1994


Net revenues               $   391,492    $ 318,082   $ 767,996      $ 607,235
Operating costs and expenses:
  Cost of sales                277,862     230,465      552,137     443,919
  Selling, general and
   administrative expenses      61,611      50,164      120,907      96,386
  Goodwill and other
   amortization                  3,410       2,421        6,841       4,842
 Total operating costs and
  expenses                     342,883     283,050      679,885     545,147
Operating profit              48,609       35,032      88,111         62,088
Interest expense, net            3,242       2,378        6,416       4,810
Earnings before income taxes    45,367      32,654       81,695      57,278
Income taxes                   18,147       13,388      32,627         23,484
Net earnings                  27,220    $  19,266   $  49,068      $  33,794

Earnings per share                 $   .45      $  .33      $   .82      $  .58

Average common stock and
 common equivalent shares
   outstanding           59,854,847    58,265,142     59,813,194    58,203,776

See notes to consolidated condensed financial statements.
                           DANAHER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (000's omitted)
                                   (unaudited)



                                                   Six Months Ended
                                                June 30,         July 1,
                                                 1995             1994


Cash flows from operating activities:
 Net earnings                                 $   49,068    $   33,794
 Noncash items, depreciation and
  amortization                                    33,989        20,852
 Increase in accounts receivable                 (37,629)      (24,009)
 Increase in inventories                         (35,411)      (24,315)
 Increase in accounts payable           9,601                   13,001
 Change in other assets and liabilities 8,717                   18,808
       Total operating cash flows                 28,335        38,131

Cash flows from investing activities:
 Payments for additions to property,
  plant, and equipment, net                      (30,086)      (20,616)
 Cash paid for acquisitions                            -        (4,580)
  Net cash used in investing activities          (30,086)      (25,196)

Cash flows from financing activities:
 Proceeds from issuance of common stock 2,918                      582
 Borrowings (repayments) of debt                  19,175        (1,900)
 Payment of dividends                             (2,334)       (1,708)
  Net cash provided by (used in)
    financing activities                          19,759        (3,026)


Effect of exchange rate changes on cash              588           241
Net change in cash and cash equivalents          18,596          10,150
Beginning balance of cash and cash
 equivalents                                       1,978         6,767
Ending balance of cash and cash
 equivalents                                  $   20,574    $   16,917

Supplemental disclosures:
 Cash interest payments                       $    6,235    $    4,725

 Cash income tax payments                     $   38,120    $   21,532

See notes to consolidated condensed financial statements.
                              DANAHER CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (unaudited)



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

        In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 1995 and December 31, 1994, its results of operations for the three months and six months ended June 30, 1995 and July 1, 1994, and its cash flows for the six months ended June 30, 1995 and July 1, 1994.


NOTE 2.      NONRECURRING TRANSACTIONS IN 1994

 In the second quarter of 1994, pursuant to a definitive agreement to acquire Mark Controls Corporation, the Company received a $2 million fee plus reimbursement of its costs and expenses when Mark Controls was acquired by another entity at a higher price. The $2 million fee was recognized as revenue in the second quarter of 1994. This was offset by a charge to close a manufacturing plant in North Chicago, Illinois and relocate work performed there to an existing Company facility.

NOTE 3.     SUBSEQUENT EVENT

 On July 7, 1995, the Company made an offer to acquire Joslyn
Corporation for approximately $229 million in cash in a negotiated merger transaction. Included in Item 5, is the text of a letter to Joslyn Corporation containing this offer. The outcome of this transaction remains uncertain as of this date.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Net sales for the 1995 quarter were 23.1% higher than the 1994 quarter. Net sales for the six-month period were 26.5% higher than the corresponding period in 1994. This is principally due to continued increases in market share in all segments, with acquisition activity accounting for approximately 16% of sales growth in each period.

 Gross profit margin in 1995, as a percentage of sales, was approximately 29.0% for the quarter and 28.1% for the six-month period, an increase of 1.5% and 1.2%, respectively, from 1994 levels. The gross margin increase was attributable to productivity improvements combined with increased fixed cost leverage on a higher sales base.

 Selling, general and administrative expenses for the 1995 quarter and six-month period increased in total dollars principally due to the higher volume levels. Selling general and administrative expenses as a percentage of sales was 15.7% for the 1995 quarter and six month period. This represents a decrease of 0.1% and 0.2%, respectively, from prior periods. This reflects the benefit of restructuring and other cost reduction actions taken in earlier periods, and the fixed nature of certain costs.

 Interest expense for the quarter and six-month period was 36.4% and 33.4% higher than the 1994 levels, due to higher average debt levels, principally due to acquisitions made in 1994.

 The effective tax rate for both the second quarter and six-month periods is lower in 1995 than in 1994. This reflects principally the lesser impact of nondeductible goodwill amortization given higher pretax earnings.


Liquidity and Capital Resources

 Since December 31, 1994, the Company has experienced increases in accounts receivable, inventory and accounts payable. This is due to the lower activity levels experienced in the last weeks of 1994 caused by the holiday season. Total debt increased to $204.5 million at June 30, 1995, primarily as a result of the increase in working capital discussed above, offset somewhat by the strong operating performance.

 A regular quarterly dividend of $.02 per share was declared, payable on July 28, 1995 to holders of record on June 30, 1995.

 The Company's cash provided from operations, as well as credit facilities available (including $200 million of available funds under the Company's revolving credit facility), should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, acquisitions, dividends and scheduled debt repayments.

PART II - OTHER INFORMATION

 ITEM 5.    LETTER TO JOSLYN CORPORATION


                                  July 7, 1995


         Mr. William E. Bendix
         Chairman of the Board
         Joslyn Corporation
         30 South Wacker Drive
         Chicago, IL  60606

         Dear Bill:

             As you know, Danaher Corporation has been an investor in Joslyn Corporation for over a year. We have been impressed with Joslyn's business, which complements businesses we are engaged in.

             When we spoke initially on June 30, 1995 and most recently on July 6 and 7, 1995, I told you that Danaher's management was reviewing what the alternatives might be with respect to our investment in Joslyn, and might consider discussing with Danaher's Board of Directors whether to explore a business combination with Joslyn. Danaher's management and Board of Directors has now decided to propose a business combination, and we hereby propose a combination of our companies' businesses in a transaction in which your stockholders would receive cash for each share of their common stock. Based on our review of publicly available information about Joslyn, we propose a price of $32 per share. We think the offer is the appropriate price based on publicly available information, but we would like to conduct a brief, highly focused due diligence investigation in order to explore whether a higher price could be justified.

             We believe that the transaction we are proposing represents a very attractive opportunity for your stockholders. The price we are offering represents a significant premium over today's closing market price of the Company's common stock -- a price that, in our view, already reflects the fact that Danaher is a substantial owner of Joslyn's shares.

             Our offer is not subject to financing, but is subject to the taking of all necessary actions to eliminate the applicability of, or to satisfy, any anti-takeover or other defensive provisions contained in the applicable corporate statutes or in the Company's charter, by-laws and rights agreement.

         Mr. William E. Bendix
         July 7, 1995
         Page 2

             We are convinced that the combination of our companies will be of great benefit to Joslyn and its stockholders. We also believe that Joslyn's employees, customers and suppliers will benefit from the joining of the complementary strengths of our two companies.

             Our financial strength and the complementary nature of the businesses of our two companies enables us to move forward quickly to negotiate and to close an agreement. We are prepared to enter into immediate discussions with you and your directors, management and advisors to answer any questions you may have about our offer.

             We hope that you and your fellow directors will view this offer as we do -- an excellent opportunity for the stockholders of the Company to realize full value for their shares to an extent that is not available to them in the marketplace.

             We trust that Joslyn's Board of Directors will give our offer prompt and serious consideration and will not take any actions that would adversely affect your stockholders' ability to receive the benefits of our proposed transaction.

             Our sincere desire is to work together with you to reach agreement on a negotiated transaction which can be presented to your stockholders as the joint effort of the directors and managements of both companies.

             As you can appreciate, it is important that we hear from you as promptly as practicable with respect to our offer. We look forward to hearing from you and to working together on this transaction.

                                          Sincerely,



                                          George M. Sherman



             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: (27) Financial Data Schedules
         (b) Reports on Form 8-K:  None.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                      DANAHER CORPORATION:



Date:     July 20, 1995               By:        /s/ Patrick W. Allender
                                                 Patrick W. Allender
                                                 Chief Financial Officer




Date:     July 20, 1995               By:        /s/ C. Scott Brannan
                                                 C. Scott Brannan
                                                 Controller