Form 10-Q
period 1995-09-29
DANAHER CORP /DE/
filed 1995-10-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


  (Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [ X ]          SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter ended September 29, 1995

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



     Yes  X                                  No


  The number of shares of common stock outstanding at October 19, 1995 was
     58,483,308    .

                          DANAHER CORPORATION

                                 INDEX
                               FORM 10-Q

  PART I  - FINANCIAL INFORMATION                      Page

  Item 1. Financial Statements

     Consolidated Condensed Balance Sheets
     at September 29, 1995 and December 31, 1994. . .       1

     Consolidated Condensed Statements of
     Earnings for the three months and
     nine months ended September 29, 1995
     and September 30, 1994 . . . . . . . . . . . . .  2

     Consolidated Condensed Statements of
     Cash Flow for the nine months ended
     September 29, 1995 and September 30, 1994  .. . .      3

     Notes to Consolidated Condensed
     Financial Statements. . . . . . . . . .. . . . .  4

  Item 2. Managements's Discussion and
          Analysis of Financial Condition
          and Results of Operations . . .  . . . . . . 5

          Liquidity and Capital Resources. . . . . .   5

  PART II -    OTHER INFORMATION

  Item 1. Legal Proceedings    . . . . . . . .. . . .  6

  Item 2. Change in Securities. . . . . . . . . . .    6

  Item 3. Defaults Upon Senior Securities . . . .. .   6

  Item 4. Submission of matter to a vote
          of Security Holders.  . . . . . . . . . . . .     6

  Item 5. Other Information . . . . . . . . .. . . . . .    6

  Item 6. Exhibits and Reports on Form 8-K . .. . . . . .   6

                          DANAHER CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                            (000's omitted)


                        September 29,  December 31,
                             1995         1994
                                  (NOTE 1)
         ASSETS

  Current Assets:
    Cash and cash equivalents     $     10,490        $ 1,978
    Accounts receivable, net      276,512        193,364
    Inventories:
      Finished goods              113,511         71,293
      Work in process              51,287         33,668
      Raw material and supplies    56,380         37,429
                             ---------      ---------
         Total inventories        221,178        142,390

         Prepaid expenses and other
      current assets               44,928         50,955
                             ---------      ---------
         Total current assets     553,108        388,687

  Property, plant and equipment, net of
    depreciation of $174,914 and
   $148,596 respectively               325,342        273,076
  Other assets                          53,408         30,523
  Excess of cost over net assets of
  acquired companies, net              576,228        442,655
                             ---------      ---------
         Total assets   $    1,508,086      $1,134,941

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Notes payable and current
  portion of long-term debt  $         140,751   $     68,771
    Accounts payable                   111,964         94,609
    Accrued expenses                   284,220        232,855
                             ---------      --------
      Total current liabilities   536,935        396,235

  Other liabilities                    240,466        146,091
  Long-term debt                       176,399        116,515
  Stockholders' equity:
    Common stock - $.01 par value          634            632
    Additional paid-in capital         314,746        311,648
    Retained earnings                  275,087        200,719
    Cumulative foreign translation
  adjustment                        1,308            590
    Treasury stock                (37,489)       (37,489)
                             ---------      -------
  Total stockholders' equity           554,286        476,100

  Total liabilities and
  stockholders' equity                  $  1,508,086       $1,134,941

    See notes to consolidated condensed financial statements.
             DANAHER CORPORATION
  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
  (000's omitted except per share amounts)
  (unaudited)


                  Quarter Ended      Nine Months Ended
              Sept. 29, Sept. 30, Sept 29,       Sept. 30,
                 1995   1994       1995                 1994

  Net revenues          $404,516  $326,386  $1,172,512          $ 933,621

  Operating costs
  and expenses:
    Cost of sales   288,136  232,011      840,273          675,930
    Selling, general
    and administrative
     expenses        62,884  51,177       183,791          147,563
    Goodwill and other
      amortization    3,710  2,421         10,551             7,263
   Total operating
  costs and expenses     354,730  285,609    1,034,615          830,756

  Operating profit   49,786   40,777      137,897          102,865

  Interest expense,
    net             3,334      2,279        9,750             7,089

  Earnings before
    income taxes        46,452    38,498         128,147     95,776

  Income taxes          17,652    15,400         50,279      38,884

  Net earnings          $28,800   $23,098        $77,868   $56,892

  Per share        $.48      $.40                $1.30          $. 98

  Average common stock
   and equivalent shares
   outstanding   59,922,535     58,461,726          59,849,641     58,290,100


  See notes to consolidated condensed financial statements.

DANAHER CORPORATION
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
  (000's omitted except per share amounts)
  (unaudited)


                                  Nine Months Ended
                        Sept. 29, 1995      Sept. 30, 1994
  Cash flows from operating
  activities:
    Net earnings             $      77,868       $     56,892
    Noncash items, depreciation
     and amortization                    48,899             31,064
    Increase in accounts
     receivable                        ( 49,142)           (48,115)
    Increase in inventories            ( 29,074)           (24,147)
    Increase in accounts payables         4,111             12,223
    Change in other assets and
      liabilities                   20,230             24,506

      Total operating cash flows    72,892             52,423

  Cash flows from investing activities:
    Cash acquired in acquisitions        22,784               --
    Payments for additions to
     property, plant and equipment,
     net                                (53,143)           (29,287)
    Cash paid for acquisitions         (165,696)                 (4,580)
    Net cash used in investing
      activities                  (196,055)           (33,867)

  Cash flow from financing activities:
    Proceeds from issuance of
    common stock                     3,100                901
    Borrowings (repayments) of debt     131,864             (2,035)
    Payment of dividends                 (3,500)            (2,565)
      Net cash provided by
      (used in) financing
      activities                   131,464             (3,699)

  Effect of exchange rate changes on
   cash                             211                      17

  Net change in cash equivalents       8,512                    14,874

  Beginning balance of cash and
    cash equivalents                   1,978                    6,767

  Ending balance of cash and cash
    equivalents                        $10,490             $21,641

  Supplemental disclosures:
    Cash interest payments             $7,967              $4,758
    Cash income tax payments      $48,503             $35,725


    See notes to consolidated condensed financial statements.
                          DANAHER CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 29, 1995
                              (unaudited)



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

       In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 29, 1995 and December 31, 1994, its results of operations for the three months and nine months ended September 29, 1995 and September 30, 1994, and its cash flows for the nine months ended September 29, 1995 and September 30, 1994.

  NOTE 2.     ACQUISITION OF JOSLYN CORPORATION

      The Company obtained control of Joslyn Corporation (Joslyn) as of September 1, 1995 when Joslyn's shareholders tendered approximately 75% of the outstanding shares to Danaher for $34 per share in cash. The remaining 25% is expected to be acquired in late October, 1995. Total consideration for Joslyn will be approximately $245 million. The fair value of assets to be acquired is approximately $345 million and approximately $100 million of liabilities will be assumed. The transaction is being accounted for as a step acquisition purchase, whereby assets and liabilities are reflected on a 75% fair value basis and a 25% historical cost basis until the acquisition is completed. Results of operations reflect a minority interest elimination. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.

      The unaudited pro forma information for the periods set forth below give effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. Both periods in 1994 include Joslyn's $35 million ($21 million after tax benefit or $0.36 per share) provision for environmental remediation associated with sites previously owned by Joslyn (unaudited, 000's omitted):

              Year Ended               Nine Months Ended
              December 31,   September 29,  September 30,
                 1994                  1995           1994
  Net Sales        $1,504,861          $1,326,297          $1,097,815
  Net Earnings              59,696              79,471              37,619
  Earnings per share    $     1.02               $1.32               $.65


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


  Results of Operations


    Net revenues for the 1995 quarter and nine-month period were 23.9% and 25.6% higher compared to the corresponding periods in 1994. Customer demand was higher in all business segments other than the Transportation segment. Acquisitions accounted for approximately 20% and 18% of sales growth in the quarter and the nine-month period.

    Gross profit margin for the 1995 third quarter and nine-month period, as a percentage of sales, was approximately 28.8% and 28.3%, respectively. For the quarter, gross profit margin is flat between years, and it is up 0.7 percentage points over the nine-month period. Acquisitions make these periods somewhat noncomparable. However, on a mix-adjusted basis, margins have increased in all 1995 periods when compared to the 1994 performance due to productivity improvements combined with increased fixed cost leverage.

    Selling, general and administrative expenses for the 1995 third quarter as a percentage of sales were approximately 0.1 percentage points lower than the 1994 level. For the 1995 nine-month period, these costs as a percentage of sales are also lower principally due to restructuring and other cost reduction actions taken in earlier periods, and the fixed nature of certain costs.

    Interest expense for the 1995 quarter and nine-month period was 46.3% and 37.5% higher than the 1994 levels due to higher average debt levels, principally due to acquisitions made in 1994 and the Joslyn acquisition in September, 1995.

    The effective tax rate for both the third quarter and nine-month period is lower in 1995 than in 1994. This reflects principally the lesser impact of nondeductible goodwill amortization given higher pretax earnings.


  Liquidity and Capital Resources

    Total debt increased $110.7 million in the third quarter to $317.2 million. This reflects principally $165 million used to acquire the 75% of Joslyn Corporation stock tendered to September 1, 1995, as well as net earnings offset by an increase in net working capital. Increased accounts receivable were largely related to the consumer hand tool business which had just entered its peak selling season. The Company anticipates reductions in working capital levels in the fourth quarter.

    The Company's regular quarterly dividend of $.02 per share was declared for holders of record on September 28, 1995, payable on October 27, 1995.

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


    ITEM 5.   Other Information

         None


    ITEM 6.   Exhibits and Reports on Form 8-K


         (a)  Exhibits:  (27) Financial Data Schedules

         (b)  Reports on Form 8-K: September 1, 1995 for Joslyn
                Corporation acquisition.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DANAHER CORPORATION:



  Date:   October 20, 1995             By:    /s/ Patrick W. Allender
                                  Patrick W. Allender
                                  Chief Financial Officer



  Date:   October 20, 1995             By:   /s/ C. Scott Brannan
                                  C. Scott Brannan
                                  Controller