Form 10-K
period 1995-12-31
DANAHER CORP /DE/
filed 1996-03-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
                                   (Mark One)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]
                   SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1995
                                  OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

     Yes  X                             No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [X]

    As of March 20, 1996, the number of shares of common stock outstanding was 58,124,128 and were held by approximately 3,000 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $1.13 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

    EXHIBIT INDEX APPEARS ON PAGE 8

           DOCUMENTS INCORPORATED BY REFERENCE

    Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1995. With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

    Part III incorporates certain information by reference from the registrant's proxy statement for its 1996 annual meeting of stockholders. With the exception of the pages of the 1996 Proxy Statement specifically incorporated herein by reference, the 1996 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

     The Company conducts its operations through two business segments: Tools and Components and Process/Environmental Controls.

    Tools and Components

     The Tools and Components segment is comprised of the Danaher
    Hand Tool Group (including Special Markets and Professional Tool Division, which includes Armstrong Bros. Tool Co., a premier manufacturer and marketer of industrial hand tools), Matco Tools ("Matco"), Jacobs Chuck Manufacturing Company ("Jacobs"), Iseli Company ("Iseli"), Delta Consolidated Industries, Jacobs Vehicle Equipment Company, Hennessy Industries and the hardware and electrical apparatus lines of Joslyn Manufacturing Company (JMC), which was acquired in September, 1995. This segment is one of the largest domestic producers and distributors of general purpose mechanics' hand tools and automotive specialty tools. Other products manufactured by these companies include tool boxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, custom designed headed tools and components, hardware and components for the power generation and transmission industries, high quality precision socket screws, fasteners, and high quality miniature precision parts.

     The Company's business strategy in this segment is focused on increasing sales to existing customers, broadening channels of distribution, developing new products and achieving production efficiencies and enhanced quality and customer service through "Just-In-Time" and related manufacturing techniques.

     Danaher Tool Group (DTG) is one of the largest domestic producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.'s Craftsman line of mechanics' hand tools for over 50 years. Approximately 80% of the over 100 million pieces sold to Sears annually are sold in tool sets that include from three to 900 pieces. Net sales to Sears were approximately 16% of total Company sales in 1995.

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

     The nation's oldest manufacturer of poleline hardware and a U.S. market share leader, the hardware division of JMC manufactures a wide variety of products used in the construction and maintenance of electric power, telephone and cable television systems. Its products range from specialized fasteners to sophisticated castings and forgings.

     The electrical apparatus division of JMC manufactures surge protection devices rated as high as 468,000 volts for the electric power utility industry. Surge arresters are designed to eliminate the damaging effects of electrical surges caused by lightning and other overvoltage conditions on a utility's power system.

     The major raw materials used by this segment, including high quality steel, are available from a variety of sources in sufficient quantities.

    Process/Environmental Controls

     The Process/Environmental Controls segment is comprised of the Veeder-Root Company ("Veeder-Root"), Danaher Controls, Partlow/ Anderson Instruments, Gulton Industries-Graphic Instruments, West Instruments, Ltd., QualiTROL Corporation, A.L. Hyde Company, Hengstler, and the controls product line business units of Joslyn Corporation, which was acquired in September, 1995. These companies produce and sell underground storage tank leak detection systems and temperature, level and position sensing devices, power switches and controls, communication line products, power protection products, liquid flow measuring devices and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.

     The Company's strategy in the Process/Environmental Controls segment is to concentrate on the rapid expansion of its environmental controls product line, including the Veeder-Root TM storage tank leak detection systems business. The Company believes that Veeder-Root is the premier manufacturer of state-of-the-art tank measuring and leak detection systems for underground fuel storage tanks and, accordingly, is uniquely positioned to respond to the increased demand for these products fueled by environmental regulations.

     The Company is also expanding its other offerings in the environmental controls product line to encompass applications related to markets other than petroleum storage and to address nonregulatory business requirements. This expansion program includes both internally developed new product offerings as well as selective product line acquisitions.

     In its instruments product line, the Company's strategy is to continue enhancing its global controls and instrument position by both new product development and complementary acquisitions. The companies within the Instrument Group have significant synergies in both product offerings and channels of distribution. The Company plan is to leverage these synergies in product design, engineering and manufacturing, and product marketing.

     Veeder-Root is also the predominant worldwide supplier of mechanical gasoline pump computing devices and a manufacturer of other measuring and counting devices.

     Other business lines within this segment include extruded thermoplastic mill shapes and custom molded plastic products.

     The raw materials utilized by companies in this segment are stock items, principally metals and plastic, electrical and electronic components. These materials are readily available from a number of sources in sufficient quantities.

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

    Employee Relations

     At December 31, 1995, the Company employed approximately
    10,500 persons. Of these, approximately 1,600 were hourly-rated unionized employees. The Company considers its labor relations to be good.

    Research and Development

     The Company's research and development expenditures were $36,400,000 for 1995, $26,800,000 for 1994, and $24,000,000 for
    1993.

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

     JMC previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with all appropriate procedures called for at the time, subsequent changes in environmental laws may require the generators of these spent preservatives to be responsible for the cost of remedial actions at the sites where spent preservatives have been deposited. The Company is continuing its investigation of these sites and remediation technologies. The Company has made a provision for environmental compliance; however, there can be no assurance that estimates of environmental liabilities will not change.

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

    Major Customers

     The Company has a customer in the tools segment, Sears, Roebuck and Co. ("Sears"), which accounted for 16% of consolidated sales in 1995. Although the relationship with Sears is long-standing, the Company believes the loss of this business could have an adverse effect on its operations.


    ITEM 2.  PROPERTIES

     The Company occupies over 4 million square feet of
    manufacturing, distribution, service and office space at various domestic and foreign locations. The principal properties are listed below and are constructed of concrete, brick, cement, cinderblock or some combination of these materials. The Company believes that its plants have adequate productive capacity and are suitably used for the manufacture of its products and that its warehouses, distribution centers and sales offices are suitably located and utilized for the marketing of its products and services.
    Location Principal Use     Owned/Leased
    ....................................................................
    ..
    Tools and Components

    Springdale, AK                Manufacturing Owned

    Springfield, MA               Manufacturing Owned

    Gastonia, NC                  Manufacturing Leased

    Fayetteville,AK (2)           Manufacturing Owned

    Baltimore, MD                 Distribution  Leased

    Brampton, Ontario             Distribution  Leased


    Lakewood, NY                  Manufacturing Owned

    Nashville, TN                 Distribution  Owned

    Stow, OH Distribution         Owned

    West Hartford, CT             Manufacturing Owned

    Terryville, CT                Manufacturing Owned

    Walworth, WI                  Manufacturing Owned

    Dundee, Scotland              Manufacturing Owned

    Sheffield, England            Manufacturing Owned

    Clemson, SC                   Manufacturing Owned

    Jonesboro, AK                 Manufacturing Owned

    Jonesboro, AK                 Manufacturing Leased

    Raleigh, NC                   Manufacturing Leased

    Chicago, IL (3)               Manufacturing Owned

    Bloomfield, CT                Manufacturing Owned

    LaVergne, TN                  Manufacturing Owned

    Bowling Green, KY             Manufacturing Owned



    Process/Environmental Controls

    Altoona, PA                   Manufacturing Owned

    Elizabethtown, NC             Manufacturing Owned

    Market Harborough,
    England                       Manufacturing Leased

    Sao Paulo,                    Manufacturing Owned
    Brazil

    New Hartford
    & Fairport, NY                Manufacturing Owned

    Gurnee, IL                    Manufacturing Leased

    Grenloch, NJ                  Manufacturing Owned

    Providence, RI                Manufacturing Owned

    Brighton,
    England  Manufacturing        Leased

    Aldingen,
    Germany  Manufacturing        Owned

    Aldingen,
    Germany (2)                   Manufacturing Leased

    Wehingen,
    Germany (2)                   Manufacturing Leased

    Eatontown, NJ                 Distribution  Leased

    Broxbourne,
    England  Distribution         Leased

    Cleveland, OH (3)             Manufacturing Owned

    Goleta, CA                    Manufacturing Owned

    Lachine, Quebec               Manufacturing Leased

    Lancaster, SC                 Manufacturing Owned

    Moorpark, CA                  Manufacturing Leased

    Paso Robles, CA               Manufacturing Leased

    San Jose, CA                  Manufacturing Owned

    Spokane, WA                   Manufacturing Leased


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


    ITEM 3.  LEGAL PROCEEDINGS

             A former subsidiary of the Company is engaged in litigation in several states with respect to product liability. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs, in state and federal courts. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The cases are in preliminary stages of discovery and pleading and the Company intends to defend its position vigorously. The Company's maximum indemnification obligation under the contract is approximately $85,000,000. The Company believes it has insurance coverage for all or a substantial part of the damages, if any. The outcome of this litigation is not currently predictable.

             JMC is a defendant in a class action tort suit. The suit alleges exposure to chemicals and property devaluation resulting from wood treating operations previously conducted at a Louisiana site. Both the size of the class and the damages are uncertain.
    The Company has tendered the defense of the suit to its insurance carrier. JMC believes that it may have adequate insurance coverage for the litigation; however, because of the above uncertainties, JMC is unable to determine at this time the potential liability, if any.

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



    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

             No matters were submitted to a vote of security holders during the fourth quarter of 1995.


    PART II

    ITEMS 5 THROUGH 8.

             The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.



    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

    PART III

    ITEMS 10 THROUGH 13.

             The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference.

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

        b) Reports on Form 8-K filed in the fourth quarter of 1995.


                  NONE

                         DANAHER CORPORATION
          INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                        FINANCIAL STATEMENT SCHEDULES



                                                          Page Number in:

                                                            Annual Report
                                              Form 10K     To Shareholders
    Annual Report:

    Report of Independent Public
    Accountants on Schedule:                  15

    Financial Statements:

    Consolidated Statements of
    Earnings, year ended December 31,
    1995, 1994, and 1993.                                           18

    Consolidated Balance Sheets,
    December 31, 1995 and 1994                                      19

    Consolidated Statements of
    Cash Flows, years ended
    December 31, 1995, 1994, and 1993                                20

    Consolidated Statements of
    Stockholders' Equity, years
    ended December 31, 1995,
    1994, and 1993                                                   21

    Notes to Consolidated
    Financial Statements                                             22

    Supplemental Data:

    Selected Financial Data                                          14

    Market Prices of Common Stock                                    31

    Schedules:

    II - Valuation and Qualifying Accounts         16



        Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.



    Exhibits:


    (3) Articles of Incorporation and By-Laws.

       (a) The Articles of Incorporation of Danaher    Incorporated by
        (filed as Annex B to Danaher's Proxy             Reference
        Statement dated October 7, 1986).

       (b) The By-Laws of Danaher.                  Incorporated By
                                                       Reference

    (10) Material Contracts:

       (a) Employment Agreement between Danaher      Incorporated by
        Corporation and George M. Sherman dated        Reference
        as of January 2, 1990

       (b) Credit Agreement Dated As of September 7,  Incorporated by
        1990. Among Danaher Corporation, the             Reference
        Financial Institutions Listed Therein
        and Bankers Trust Company as Agent.

       (c) Agreement as of November 1, 1990 between   Incorporated by
        Danaher Corporation, Easco Hand Tools, Inc.       Reference
        and Sears, Roebuck and Co.

       (d) Note Agreement as of November 1, 1992          Incorporated by
        Between Danaher Corporation and Lenders        Reference
        Referenced Therein.

       (e) Note Agreement as of April 1, 1993             Incorporated by
        Between Danaher Corporation and Lenders            Reference
        Referenced Therein.

       (f) Agreement and Plan of Merger, dated as of     Incorporated by
        August 20, 1995 Between Danaher Corporation         Reference
        and Affiliates and Joslyn Corporation

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

    DANAHER CORPORATION


                                        By:    /s/ GEORGE M.SHERMAN
                                                  George M. Sherman
                                                  President and Chief
                                                  Executive Officer

    Date: March 21, 1996


    /s/  GEORGE M. SHERMAN    President and Chief Executive Officer
        George M. Sherman

    /s/  STEVEN M. RALES       Chairman of the Board
        Steven M. Rales

    /s/ MITCHELL P. RALES   Chairman of the Executive Committee
        Mitchell P. Rales

    /s/ WALTER G. LOHR, JR. Director
        Walter G. Lohr, Jr.

    /s/ DONALD J. EHRLICH   Director
        Donald J. Ehrlich

    /s/ MORTIMER M. CAPLIN  Director
        Mortimer M. Caplin

    /s/ A. EMMET STEPHENSON, JR.  Director
        A. Emmet Stephenson, Jr.

    /s/ PATRICK W. ALLENDER     Senior Vice President-Chief Financial
        Patrick W. Allender     Officer and Secretary

     /s/   C. SCOTT BRANNAN        Vice President and Controller
            C. Scott Brannan
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES


    To Danaher Corporation:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in pages 7 to 23 of the Danaher Corporation and Subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP

    Washington, D.C.
        January 26, 1996
DANAHER CORPORATION AND SUBSIDIARIES
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    (000's omitted)


               Additions


                                                   Write
                     Balance   Charged             Offs,
Classification          at        to    Charged    Write     Balance
                    Beginning  Costs       to     Downs     at End
                       of         &       other     &        of
                    Period   Expenses  Accounts  Deductions   Period



Year Ended December 31, 1995

Allowances deducted
from asset accounts:

Allowance for                                        4,148
doubtful accounts   $11,638  $ 4,847  $ 2,961(a)  $ 1,867(b)  $13,431


Year Ended December 31, 1994

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts   $ 8,043  $ 6,630   $ 487(a)   $ 3,522     $11,638



Year Ended December 31, 1993

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts    $ 6,350 $ 4,188    $   -      $ 2,495     $  8,043



    Notes: (a) - Amounts related to businesses acquired.
           (b) - Amounts related to businesses disposed of.