Form 10-Q
period 1996-03-29
DANAHER CORP /DE/
filed 1996-04-18
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



     (Mark One)


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE
      [ X ]    SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarter ended March 29, 1996
                               OR
      [   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from                       to





     Commission File Number:                           1-8089





                       DANAHER CORPORATION

     (Exact name of registrant as specified in its charter)

              Delaware                                       59-
     1995548
     (State of incorporation)
     (I.R.S. Employer

     Identification number)
     1250 24th Street, N.W., Suite 800
             Washington, D.C.                                  20037

     (Address of Principal Executive Offices)               (Zip Code)



         Registrant's telephone number, including area code:  202-828-
     0850

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
     (2) has been subject to such filing requirements for the past 90 days.

               Yes  X
          No


     The number of shares of common stock outstanding at April 17, 1996 was 58,140,968.


                       DANAHER CORPORATION

                              INDEX

                            FORM 10-Q

     PART I  - FINANCIAL INFORMATION
              Page

               Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets
                    at March 29, 1996 and December 31, 1995
               1

                    Consolidated Condensed Statements of
                    Earnings for the three months ended
                    March 29, 1996 and March 31, 1995
               2

                    Consolidated Condensed Statements of
                    Cash Flow for the three months ended
                    March 29, 1996 and March 31, 1995
               3

                    Notes to Consolidated Condensed
                    Financial Statements
               4

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations
               5

     PART II - OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K
               6

                         (27)  Financial Data Schedules

                       DANAHER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000's omitted)

                                                   March
     29,       December 31,
                                                     1996
                   1995
                                                  (unaudited
     )           (NOTE 1)

                                   ASSETS
     Current Assets:
       Cash and equivalents                    $   15,867
        $    7,938
       Accounts receivable, net                           250,398
                       224,652
       Inventories:
        Finished goods
        98,672                   89,932
        Work in process                                   47,415
                       51,904
        Raw material and supplies                          60,686
                        60,054
             Total inventories                            206,773
                       201,890
       Prepaid expenses and other
        current assets                                     36,981
                        31,990
             Total current assets                         510,019
                       466,470


     Property, plant and equipment, net of
      depreciation of $183,928 and $168,566,
      respectively
         293,438           291,937
     Other assets
          83,594           119,444
     Excess of cost over net assets of
      acquired companies, net
         616,429           608,140
             Total assets
        $ 1,503,480                   $1,485,991


              LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Notes payable and current
         portion of long-term debt                              $ 50,065
                       $ 14,970
       Accounts payable
        96,757                   92,290
       Accrued expenses
        347,931                  296,878
             Total current liabilities                    494,753
                       404,138
     Other liabilities                                    227,269
                       226,925
     Long-term debt
        101,680                  268,617
     Stockholders' equity:
       Common stock - $.01 par value                      634
                    634
       Additional paid-in capital                               315,931
                       315,205
       Retained earnings
        409,939                  304,363
       Cumulative foreign translation
        adjustment
        2,873                      3,598
       Treasury stock
     (49,599)             (37,489)
        Total stockholders' equity                        679,778
                       586,311
             Total liabilities and
             stockholders' equity
     $1,503,480                  $ 1,485,991

          See notes to consolidated condensed financial statements.



                       DANAHER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            (000's omitted except per share amounts)
                           (unaudited)

                                                     Three
     Months Ended
                                                March
     29,          March 31,
                                                  1996
               1995


     Net sales                                            $
     409,557 $  335,982
     Cost of sales
     285,264    239,275
     Selling, general and
        administrative expenses
     72,872      56,532
     Goodwill and other amortization
     4,293        3,337
        Total operating expenses
     362,429    299,144
     Operating profit
     47,128      36,838
     Interest expense, net
     2,983        1,224
     Earnings from continuing operations
        before income taxes                      44,145
     35,614
     Income taxes
     17,217      14,202
     Earnings from continuing operations
     26,928      21,412
     Earnings from discontinued operations,
        net of income taxes of $-0- and $279
     79,811         436

     Net earnings                         $  106,739$   21,848

     Per share:
        Continuing operations                   $   .45     $
     .36
        Discontinued operations                    1.34
     .01
        Net earnings                            $  1.79  $   .37

     Average common stock and common
        equivalent shares outstanding     59,680,406
     59,771,541


     See notes to consolidated condensed financial statements.

                       DANAHER CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                         (000's omitted)
                           (unaudited)

                                                  Three Months
     Ended
                                                March
     29,     March 31,
                                                        1996
          1995

     Cash flows from operating activities:
        Net earnings from operations            $26,928   $21,848
        Noncash items, depreciation and
         amortization                            16,818
         17,341
        Increase in accounts receivable         (22,075)
     (14,215)
        Increase in inventories                    (785)
     (23,262)
        Increase in accounts payable
     4,071    12,160
        Change in other assets and liabilities
     9,566    18,150
             Total operating cash flows
     34,523   32,022

     Cash flows from investing activities:
        Sale of Fayette Tubular Products             155,000           -
        Payments for additions to property,
           plant, and equipment, net            (12,107)
     (16,652)
        Cash paid for acquisitions              (25,073)     -

        Net cash provided by (used in)
           investing activities                 117,820
     (16,652)

     Cash flows from financing activities:
        Acquisition of treasury stock           (12,110)     -
        Proceeds from issuance of common stock      726     2,319

        Dividends paid                        (1,163)
     (1,168)
        Repayment of debt                   (131,842)
     (3,558)
        Net cash used in financing activities  (144,389)
     (2,407)

     Effect of exchange rate changes on cash             (25)           808

     Net change in cash and equivalents                7,929
     13,771
     Beginning balance of cash equivalents             7,938          1,978

     Ending balance of cash equivalents             $ 15,867        $15,749


     Supplemental disclosures:
        Cash interest payments                            $
     1,551   $   309
        Cash income tax payments                         $
     16,180  $ 8,157


     See notes to consolidated condensed financial statements.

                       DANAHER CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         March 29, 1996
                           (unaudited)




     NOTE 1. GENERAL

        The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 29, 1996 and December 31, 1995, its results of operations for the three months ended March 29, 1996 and March 31, 1995, and its cash flows for the three months ended March 29, 1996 and March 31, 1995.

     NOTE 2. ACQUISITION OF JOSLYN CORPORATION

        The Company obtained control of Joslyn Corporation (Joslyn) as of September 1, 1995 when Joslyn's shareholders tendered approximately 75% of the outstanding shares to Danaher for $34 per share in cash. The remaining 25% was acquired on October 31, 1995. Total consideration for Joslyn was approximately $245 million. The fair value of assets acquired was approximately $345 million and approximately $100 million of liabilities was assumed. The transaction is being accounted for as a purchase. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.

          The unaudited pro forma information for the period set forth below gives effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. Amounts for 1994 include Joslyn's $35 million ($21 million after tax benefit or $0.36 per share) provision for environmental remediation associated with sites previously owned by Joslyn (unaudited, 000's omitted):

                     Year Ended          Year Ended        Quarter Ended
                    December 31,        December 31,
          March 31,
                       1994                 1995              1995


     Net Sales      $  1,330,150        $1,640,554          $
     392,505

     Net Earnings         59,696           109,919
     20,106

     Earnings per
     Share                 $1.02             $1.84             $ .34


     NOTE 3.   DISCONTINUED OPERATIONS

          In January, 1996, the Company sold its Fayette Tubular
     Products (Fayette) subsidiary for $155 million in cash. A gain of $79.8 million was recognized in the first quarter of 1996. As the Company no longer operates in the Transportation business segment, amounts for 1995 have been restated to reflect Fayette as a discontinued operation.

     NOTE 4.   TENDER OFFER FOR ACME-CLEVELAND CORPORATION

          On March 7, 1996, the Company proposed to acquire all outstanding shares of Acme-Cleveland Corporation (NYSE:AMT) for approximately $180 million in a merger transaction whereby Acme-Cleveland shareholders would receive $27 per share in cash. If the merger is completed, which remains uncertain as of the date of this quarterly report, the Acme-Cleveland businesses would be an addition to the Company's Process/Environmental Controls business segment.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

          Net Sales for the first quarter of 1996 of $409.6 million were 22% higher than the 1995 quarter. Sales were higher in both business segments. Of this increase, acquisitions accounted for approximately 19% and companies included in both periods accounted for 3%. Increases in the volume of shipments in all business segments provided this growth.

          Gross profit margin for the first quarter of 1996, as a percentage of sales, was 30.3% which represents a 1.6 percentage point increase from 1995 levels. This results both from the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

          Selling, general and administrative expenses for the 1996 first quarter were 29% higher than in 1995 because of higher sales levels. As a percentage of sales, these costs increased to 17.8% from 16.8% in 1995, as a result of the acquired businesses which have a higher overall selling expense structure than the existing business units.

          Interest expense of $2,983,000 in 1996 was higher than the corresponding 1995 period. Total debt levels were higher in 1996, reflecting the acquisitions made in 1995.

          The 1996 effective tax rate of 39.0% is lower than the 1995 effective rate, reflecting the lesser impact of nondeductible goodwill amortization given higher pretax earnings and a lower income tax expense for certain foreign operations.


     Liquidity and Capital Resources

          During the first quarter of 1996, the Company experienced increases in accounts receivable, inventory, and accounts payable. This is principally due to the lower activity levels experienced in the last weeks of the 1995 year due to the holiday season. Total debt under the Company's borrowing facilities decreased to $151.7 million at March 29, 1996, compared to $283.6 million at December 31, 1995, due to the proceeds from the sale of Fayette along with earnings for the quarter offset somewhat by the seasonal working capital increase discussed above.

               The Company declared a regular quarterly dividend of $.02 per share payable on April 26, 1996, to holders of record on March 22, 1996.

               The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund the Acme-Cleveland acquisition, if applicable.



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







                                             DANAHER CORPORATION:



     Date:    April 18, 1996                 By:  /s/ Patrick W.
     Allender
                                                  Patrick W.
     Allender
                                                  Chief
     Financial Officer




     Date:    April 18, 1996                 By:  /s/ C. Scott Brannan

                                                  C. Scott
     Brannan
                                                  Controller