Form 10-Q
period 1996-06-28
DANAHER CORP /DE/
filed 1996-07-18
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



     (Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      [ X ]           SECURITIES AND EXCHANGE ACT OF 1934
                      For the Quarter ended June 28, 1996
                                            OR
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



               Yes  X                                       No





     The number of shares of common stock outstanding at July 17, 1996 was 58,407,522.

                                   DANAHER CORPORATION

                                          INDEX

                                        FORM 10-Q





     PART I  - FINANCIAL INFORMATION                              Page


               Item 1.   Financial Statements

                         Consolidated Condensed Balance Sheets
                         at June 28, 1996 and December 31, 1995      3

                         Consolidated Condensed Statements of
                         Earnings for the three months and
                         six months ended June 28, 1996 and
                         June 30, 1995
     4

                         Consolidated Condensed Statements of
                         Cash Flow for the six months ended
                         June 28, 1996 and June 30, 1995             5

                         Notes to Consolidated Condensed
                         Financial Statements                        6

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                   7

     PART II - OTHER INFORMATION

               Item 6.   (a)  Exhibits:                              8
                              (27)  Financial Data Schedules

                         (b)  Reports on Form 8-K:4/23/96, 4/25/96,
                                                       7/3/96

                       DANAHER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000's omitted)






     June 28,
     1996
     (unaudited)
     December 31,
     1995


                             ASSETS


     Current Assets:
       Cash and cash equivalents
       Accounts receivable, net
       Inventories:
          Finished goods
          Work in process
          Raw material and supplies
            Total inventories
     Prepaid expenses and other
        current assets
              Total current assets
     Property, plant and equipment, net of
        depreciation of $196,145 and
       $168,566, respectively
        Other assets
     Excess of cost over net assets of
     acquired companies, net
              Total assets

     $     9,169
     262,176

     98,825
     43,041
        57,677
     199,543

        43,194
     514,082


     290,653
     90,666

       626,080
     $ 1,521,481

     $     7,938
     224,652

     89,932
     51,904
        60,054
     201,890

        31,990
     466,470


     291,937
     119,444

       608,140
     $ 1,485,991


                        LIABILITIES AND STOCKHOLDERS' EQUITY


     Current Liabilities:
       Notes payable and current portion
         of long-term debt
     Accounts payable
     Accrued expenses
          Total current liabilities
     Other liabilities
     Long-term debt
     Stockholders' equity:
       Common stock - $.01 par value
       Additional paid-in capital
       Retained earnings
       Cumulative foreign translation
         adjustment
       Treasury Stock
     Total stockholders' equity
           Total liabilities and
             stockholders' equity


     $   15,219
     102,178
       355,905
     473,302
     204,439
     124,970

     637
     325,555
     441,304

     873
       (49,599)
       718,770

     $ 1,521,481


     $   14,970
     92,290
       296,878
     404,138
     226,925
     268,617

     634
     315,205
     304,363

     3,598
       (37,489)
       586,311

     $  1,485,991


           See notes to consolidated condensed financial statements.
                             DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (000's omitted except per share amounts)
                                 (unaudited)






Quarter Ended
Six Months Ended



June 28,
 1996
June 30,
 1995
June 28,
 1996
June 30,
 1995


Net revenues
Operating costs and expenses:
     Cost of sales
     Selling, general and
         administrative expenses
     Goodwill and other amortization
     Total operating costs and expenses
Operating profit
Interest expense, net
Earnings from continuing operations
    before income taxes
Income taxes
Earnings from continuing operations
Earnings from discontinued operations,
  net of taxes of $ -0-, $371, $ -0-,
  and $650
Net Earnings

Per Share:
  From continuing operations
  From discontinued operations
  Net earnings

Average common stock and equivalent
  shares outstanding

$ 434,897

296,909

76,934
   4,752
 378,595
56,302
   2,981

53,321
  20,796
$ 32,525


    -
$  32,525

$  .54
    -
$  .54


59,932,305
$  351,891

243,924

58,942
     3,316
   306,182
45,709
     1,292

44,417
    17,777
$   26,640


       580
$   27,220

$  .44
   .01
$  .45


59,854,847
$ 844,454

582,173

149,806
    9,045
  741,024
103,430
    5,964

97,466
   38,013
$  59,453


   79,811
$ 139,264

$  .99
  1.34
$ 2.33


59,806,356
$  687,873

483,199

115,474
     6,653
  605,326
82,547
    2,516

80,031
   31,979
$   48,052


    1,016
$   49,068

$  .80
   .02
$  .82


59,813,194


See notes to consolidated condensed financial statements.

                             DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (000's omitted)
                                 (unaudited)





Six Months Ended



June 28,
1996
June 30,
1995


Cash flows from operating activities:
 Net earnings from operations
 Noncash items, depreciation and
  amortization
 Increase in accounts receivable
 (Increase) decrease in inventories
 Increase in accounts payable
 Change in other assets and liabilities
       Total operating cash flows

Cash flows from investing activities:
 Sale of Fayette Tubular Products
 Payments for additions to property,
  plant, and equipment, net
 Cash paid for acquisitions
  Net cash provided by (used in) investing activities

Cash flows from financing activities:
 Acquisition of treasury stock
 Proceeds from issuance of common stock
 Borrowings (repayments) of debt
 Payment of dividends
  Net cash provided by (used in)
    financing activities

Effect of exchange rate changes on cash
Net change in cash and cash equivalents
Beginning balance of cash and cash
 equivalents
Ending balance of cash and cash equivalents

Supplemental disclosures:
 Cash interest payments

 Cash income tax payments

$  59,453

33,033
(31,382)
 7,199
8,847
 (14,542)
  62,608


155,000

(21,130)
 (37,701)

   96,169


(12,110)
1,470
(144,545)
  (2,333)

(157,518)

     (28)
1,231

   7,938
$   9,169


$   6,631

$  47,546


$ 49,068

                                                                    33,989
(37,629)
                                                                   (35,411)
                                                                     9,601
                                                                     8,717
                                                                    28,335


                                                                      --

                                                                   (30,086)
                                                                      --

                                                                   (30,086)


                                                                      --
                                                                     2,918
                                                                    19,175
                                                                    (2,334)

                                                                    19,759

                                                                       588
                                                                    18,596

                                                                     1,978
                                                                  $ 20,574


                                                                  $  6,235

                                                                  $ 38,120



                  See notes to consolidated condensed financial statements.

                             DANAHER CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 28, 1996
                                 (unaudited)


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

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 28, 1996 and December 31, 1995, its results of operations for the three months and six months ended June 28, 1996 and June 30, 1995, and its cash flows for the six months ended June 28, 1996 and June 30, 1995.


NOTE 2.    ACQUISITIONS OF JOSLYN CORPORATION AND ACME-CLEVELAND
           CORPORATION

      The Company obtained control of Joslyn Corporation (Joslyn) as of September 1, 1995 when Joslyn's shareholders tendered approximately 75% of the outstanding shares to Danaher for $34 per share in cash. The remaining 25% was acquired on October 31, 1995. Total consideration for Joslyn was approximately $245 million. The fair value of assets acquired is approximately $345 million and approximately $100 million of liabilities were assumed. The transaction was accounted for as a purchase. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.

      The Company obtained control of Acme-Cleveland Corporation
(Acme) as of July 2, 1996. Total consideration for Acme was approximately $200 million. The fair value of assets acquired is approximately $240 million and approximately $40 million of liabilities were assumed. The transaction is being accounted for as a purchase and hence is not included in the financial statements as of June 28, 1996.

      The unaudited pro forma information for the period set forth below give effect to the transactions as if they had occurred at the beginning of each period. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):

             Year Ended        Six Months Ended    Six Months Ended
           December 31,            June 30,             June 28,
               1995                 1995                 1996

Net Sales  $ 1,767,154         $  865,513           $  918,276

Net Earnings    111,838            48,439               60,691

Earnings per    $ 1.87              $ .81               $ 1.01
Share


NOTE 3.    DISCONTINUED OPERATIONS

      In January, 1996, the Company sold its Fayette Tubular
Products subsidiary for $155 million cash. A gain of $79.8 million was recognized in the first quarter of 1996. As the company no longer operates in the transportation business segment, amounts for 1995 have been restated to reflect Fayette as a discontinued operation.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net sales for the 1996 quarter were 24% higher than the 1995 quarter. Net sales for the six-month period were 23% higher than the corresponding period in 1995. This is principally due to continued increases in market share in all segments, with acquisition activity accounting for approximately 21% and 20% of sales growth in the quarter and six-month periods. On a comparable company basis, North American sales were stronger, growing 6% excluding Jacobs Vehicle Equipment Company which was adversely impacted by the expected decline in the heavy duty truck market.

      Gross profit margin in 1996, as a percentage of sales, was approximately 31.7% for the quarter and 31.1% for the six-month period, an increase of 1.0 and 1.3 percentage points, respectively, from 1995 levels. The gross margin increase was attributable to both the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

      Selling, general and administrative expenses for the 1996 quarter and six-month period increased in total dollars principally due to the higher volume levels. Selling, general and administrative expenses as a percentage of sales was 17.7% for the 1996 quarter and the six month period. This represents an increase of .9 percentage points from prior periods. This reflects principally the impact of the acquired businesses which have a higher overall selling expense structure than the existing business units.

      Interest expense for the quarter and six-month period was $2.7 million and $2.4 million higher than the 1995 levels, due to higher average debt levels, principally due to acquisitions made in 1995.

      The effective tax rate for both the second quarter and six-month periods is lower in 1996 than in 1995. This reflects principally the lesser impact of nondeductible goodwill amortization given higher pretax earnings and a lower income tax expense for certain foreign operations.


Liquidity and Capital Resources

      Since December 31, 1995, the Company has experienced increases in accounts receivable and accounts payable. This is due to the lower activity levels experienced in the last weeks of 1995 caused by the holiday season. Total debt decreased to $140.2 million at June 28, 1996, primarily as a result of the proceeds from the Fayette disposition and strong operating performance, offset by the acquisition of treasury stock, cash paid for acquisitions, and the increase in working capital discussed above.

      A regular quarterly dividend of $.02 share was declared, payable on July 26, 1996 to holders of record on June 27, 1996.

      The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, acquisitions, dividends and scheduled debt repayments.


PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: (27) Financial Data Schedules
         (b) Reports on Form 8-K:  4/23/96, 4/25/96, 7/3/96

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      DANAHER CORPORATION:



Date:  July 17, 1996         By:   /s/ Patrick W. Allender
                                   Patrick W. Allender
                                   Chief Financial Officer



Date:  July 17, 1996         By:   /s/ C. Scott Brannan
                                   C. Scott Brannan
                                   Controller