Form 10-K/A
period 1995-12-31
DANAHER CORP /DE/
filed 1996-09-13
CIK 313616

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

     Washington, D.C.
     January 26, 1996

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



Year Ended December 31, 1995

Allowances deducted
  from asset accounts:

Allowance for                                            4,148
  doubtful accounts $ 11,638    $  4,847   $ 2,961 (a) $ 1,867 (b) $13,431


Year Ended December 31, 1994
Allowances deducted
  from asset accounts:
Allowance for
  doubtful accounts $  8,043    $  6,630  $  487 (a)   $ 3,522   $ 11,638



Year Ended December 31, 1993
Allowances deducted
  from asset accounts:
Allowance for
  doubtful accounts $  6,350    $  4,188   $  --     $ 2,495    $  8,043



Notes:    (a) - Amounts related to businesses acquired.
          (b) - Amounts related to businesses disposed of.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




     To the Shareholders and Board of
     Directors of Danaher Corporation:


          We have audited the accompanying consolidated balance sheets of Danaher Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danaher Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

          As explained in Notes 1 and 7 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and post retirement benefits other than pensions.





                                        ARTHUR ANDERSEN LLP






     Washington, D.C.
     January 26, 1996

     DANAHER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF EARNINGS
     (in thousands of dollars, except per share data)

                                        Year Ended December 31,
                                    1995        1994      1993

     Net revenues.. . .            $1,486,769     $1,113,973   $937,633

     Cost of sales.. . .            1,039,622       791,874     678,577

     Selling, general and
     administrative expenses.         266,890       197,672     171,998

      Total operating expenses      1,306,512       989,546     850,575

     Operating profit. . .            180,257       124,427      87,058

     Interest expense.  . . .           7,198         3,201       5,361

     Earnings from continuing
     operations before income
     taxes and cumulative effect
     of accounting change. .. .       173,059       121,226      81,697

     Income taxes. .. . . . . .        67,293        48,907      33,667

     Earnings from continuing
     operations before cumulative
     effect of accounting
     change. . . . . . . . . . .      105,766        72,319      48,030

     Earnings from discontinued
     operations, net of income
     taxes of $1,630, $5,966 and
     $3,673 . . . . . . . . . .         2,550         9,331       5,719

     Earnings before cumulative
     effect of accounting
     change . . . . . . . . . . .     108,316        81,650      53,749

     Cumulative effect of
     accounting change, net of
     tax benefit of $20,000  . .         -             -        (36,000)

     Net earnings. . . . . . .       $108,316       $81,650     $17,749

     Per share:
      Continuing operations. .     $1.77            $1.24      $   .83
      Discontinued operations .      .04              .16          .10
      Before accounting change      1.81             1.40          .93
      Cumulative effect of
        accounting change. . .       -                -           (.62)
          Net earnings   . . . . . $1.81           $ 1.40      $   .31


     Average common stock and
     common equivalent
     shares outstanding. . .    59,862,673     58,326,572     57,793,672


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 DANAHER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     (in thousands of dollars)

     As of December 31,

                                             1995        1994
     ASSETS

     Current assets:

     Cash and equivalents.  . . . . . .    $  7,938    $   3,599

     Trade accounts receivable,
     less allowance for doubtful
     accounts of $13,431 and $9,771 . .     224,652      168,159

     Inventories. . . . . . . . . . . .     201,890      134,941

     Prepaid expenses and other.  . . .      31,990       50,671

          Total current assets .. . . .     466,470      357,370

     Property, plant and equipment, net. .  291,937      244,167

     Other assets .  . . . . . . . . . . .  119,444       72,609

     Excess of cost over net assets of
     acquired companies, less
     amortization of $72,125 and $57,643 .  608,140      431,499

                                         $1,485,991    $1,105,645

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

     Notes payable and current
     portion of debt . . . . . . . . . .    $14,970     $68,771

     Trade accounts payable. . . . . . .     92,290      78,109

     Accrued expenses. . . . . . . . . .    296,878     228,507

      Total current liabilities. . . . .    404,138     375,387

     Other liabilities.  . . . . . . . .    226,925     137,643

     Long-term debt .. . . . . . . . . .    268,617     116,515

     Stockholders' equity:
       Common stock, one cent par value;
       125,000,000 shares authorized;
       63,406,214 and 63,198,208 issued;
       58,503,008 and 58,295,002
       outstanding.. . . . . . . . . . .       634         632

     Additional paid-in capital. . . . .   315,205     311,648

     Cumulative foreign translation
       adjustment. . . . . . . . . . . .     3,598         590

     Retained earnings.  . . . . . . . .   304,363     200,719

     Treasury stock, at cost;
        4,903,206 shares. .  . . . . . .   (37,489)    (37,489)

     Total stockholders' equity. . . . .   586,311      476,100

                                        $1,485,991   $1,105,645


     The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

DANAHER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands of dollars)

     Year Ended December 31,                 1995      1994      1993

     Cash flows from operating activities:

     Earnings from continuing operations   $105,766  $72,319  $  48,030

     Earnings from discontinued operations    2,550    9,331      5,719

     Depreciation and amortization. . . .    58,527   42,554     38,397

     (Increase) decrease in accounts
        receivable. . . . .. . . . . . . .  (20,098) (15,786)       637

     (Increase) decrease in inventories . . (15,589)    (938)     6,946

     Increase (decrease) in accounts
         payable. . . . . . . . . . . . . .     626    8,712       (224)

     Change in other assets and
         liabilities. . . . . . . . . .      42,374   24,162     29,187

       Total operating cash flows. . . . .  174,156  140,354    128,692

     Cash flows from investing activities:

     Payments for additions to property,
     plant and equipment, net               (59,172) (34,811)   (33,375)

     Cash acquired in acquisition . . . . .  22,784       -        -

     Investments in equity securities. .. .     -    (22,032)      -

     Cash paid for acquisition ... . . . .  (230,725) (136,055) (53,960)

       Net cash used in investing
        activities . . . . . . . . . . .    (267,113) (192,898) (87,335)


     Cash flows from financing activities:
     Proceeds from issuance of
      common stock. . . . . . . . . . . .      3,559       992     1,301

     Dividends paid . . . . . . . . . .       (4,672)   (3,420)   (2,559)

     Borrowings (repayments) of debt. . .     98,301    51,701   (65,183)

     Proceeds from notes payable. . . . .       -          -      30,000

       Net cash provided by (used in)
        financing activities. . . . . . .     97,188    49,273   (36,441)

     Effect of exchange rate changes on
       cash. .. . . . . . . . . . . . . .        108       269      (6)

     Net change in cash and equivalents.       4,339    (3,002)    4,910

     Beginning balance of cash and
        equivalents. . . . . . . . . . .       3,599     6,601     1,691

     Ending balance of cash and
       equivalents . . . . . . . . . . .   $   7,938   $ 3,599   $ 6,601

     Supplemental disclosures:
          Cash interest payments. . . .    $ 13,699    $ 9,505   $10,677
          Cash income tax payments .. .    $ 69,853    $65,837   $37,331



     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     DANAHER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (in thousands of dollars)

                                                         Additional
                                      Common Stock          Paid-In
                                   Shares     Amount        Capital

     Balance, January 1, 1993     61,700,016     $308     $278,232
      Net earnings for the
       year. . . . . . . . .          -           -             -
      Dividends declared. . .         -           -             -
      Common stock issued for
       options exercised. . .        100,312       1          1,300
      Decrease from translation
       of foreign financial
       statements. . .. . . .          -           -             -

     Balance, December 31, 1993.   61,800,328      309       279,532
      Net earnings for the year..      -            -            -
      Dividends declared. . . .        -            -            -
      Common stock issued for
         options exercised. . . .      58,774       -             992
      Common stock issued for
         acquisitions . . . . . .   1,339,106        7         31,124
       Two-for-one common stock
         split . . . . . . . . . .      -          316            -
       Increase from translation
         of foreign financial
         statements. . . . . . . .      -            -             -

     Balance, December 31, 1994    63,198,208      632         311,648
      Net earnings for the year.        -           -              -
      Dividends declared. . . .         -           -              -
      Common stock issued for
       options exercised.. . . .      208,006        2           3,557
      Increase from translation
       of foreign financial
       statements. . . . . . . .          -         -             -


     Balance, December 31, 1995   63,406,214     $ 634       $  315,205



     CONTINUED

                                                             Cumulative
                                                              Foreign
                                  Retained      Treasury    Translation
                                  Earnings        Stock      Adjustment

     Balance, January 1, 1993 .   $108,758     $(37,489)      $(1,430)
      Net earnings for the year.    17,749          -              -
      Dividends declared. .. .      (3,412)         -              -
      Common stock issued for
       options exercised. . . .       -             -              -
      Decrease from translation
       of foreign financial
       statements.  . . . . . .       -             -            (351)

     Balance, December 31, 1993.    123,095     (37,489)       (1,781)
      Net earnings for the year. .   81,650         -             -
      Dividends declared. . . .. .   (3,710)        -             -
      Common stock issued for
        options exercised. . . . .      -           -             -
      Common stock issued for
        acquisitions . . . . . . .      -           -             -
      Two-for-one common stock split.  (316)
      Increase from translation of
        foreign financial
        statements. . . . .  . . . . .   -          -            2,371


     Balance, December 31, 1994      200,719      (37,489)         590
      Net earnings for the year.  .  108,316         -              -
      Dividends declared. . . . . .   (4,672)        -              -
      Common stock issued for
        options exercised.. . . . .     -            -              -
      Increase from translation of
        foreign financial
        statements. . . . . . . . .     -            -            3,008
     Balance, December 31, 1995    $  304,363   $  (37,489)   $   3,598



     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(1)  Summary of Significant Accounting Policies:

          Accounting Principles - The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of certain of the Company's foreign subsidiaries are included on the basis of a fiscal year ending November 30. This procedure was adopted to allow sufficient time to include these companies in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation. Preparation of these consolidated financial statements necessarily includes the use of management's estimates.

          Inventory Valuation - Inventories include material, labor and overhead and are stated principally at the lower of cost or market using the last-in, first-out method (LIFO).

          Property, Plant and Equipment - Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives (3 to 35 years) of the depreciable assets.

          Other Assets - Other assets include principally deferred income taxes, equity securities, noncurrent trade receivables and capitalized costs associated with obtaining financings which are being amortized over the term of the related debt. The equity securities of Joslyn Corporation (see Note 2) are carried at cost, which approximates market, at December 31, 1994. No gains or losses were reflected in any of the years presented.

          Post Retirement Benefits - As of January 1, 1993, the Company changed its method of accounting for post retirement benefits from recognizing expense as claims are paid to the accrual method specified by SFAS No. 106. The Company elected to recognize this liability immediately and its adoption is not expected to significantly impact the Company's ongoing results of operations. This change is reflected net of its tax benefit as the cumulative effect of accounting change in the accompanying Consolidated Statements of Earnings.

          Fair Value of Financial Instruments - For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

          Excess of Cost Over Net Assets of Acquired Companies - This asset is being amortized on a straight-line basis over forty years. $ 14,482,000, $ 9,765,000, and $9,427,000 of amortization was charged to expense for the years ended December 31, 1995, 1994, and 1993, respectively.

          Foreign Currency Translation - Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

          Statements of Cash Flows - The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

          Income Taxes - The Company provides income taxes for unremitted earnings of foreign subsidiaries which are not considered permanently reinvested in that operation. As of January 1, 1993, the Company adopted the liability method of accounting for income taxes specified by SFAS No. 109. Its adoption had no impact on the results of operations and resulted in certain reclassifications to the Company's balance sheet.

          Earnings Per Share - The computation of earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding during the year.

          Discontinued Operations - In December, 1995, an agreement was executed to sell the Fayette Tubular Products subsidiary for approximately $155 million. The Company no longer operates in the Transportation business segment, and hence prior periods have been restated to reflect Fayette as a discontinued operation. A gain of approximately $80 million will be recognized in the first quarter of 1996. Net revenues for Fayette were $155 million in 1995, $175 million in 1994, and $138 million in 1993. Net assets reflected in prepaid expenses and other and in other assets were $48 million as of December 31, 1995 and 1994.


     (2)  Acquisitions:

          The Company obtained control of Joslyn Corporation (Joslyn) as of September 1, 1995 when Joslyn's shareholders tendered approximately 75% of the outstanding shares to Danaher for $34 per share in cash. The remaining 25% was acquired in October, 1995. Total consideration for Joslyn was approximately $245 million.
     The fair value of assets acquired was approximately $ 345 million and approximately $100 million of liabilities were assumed. The transaction was accounted for as a step acquisition purchase. Results of operations reflect a minority interest elimination for the two-month period between the change in control and the merger of Joslyn. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known.

          The unaudited pro forma information for the periods set forth below give effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. Joslyn's $35 million ($21 million after tax benefit or $.36 per share) provision for environmental remediation associated with sites previously owned by Joslyn is reflected in the 1994 amount (unaudited, 000's omitted):

                                    Year Ended
                              December 31,        December 31,
                                1995                  1994

     Net Sales                  $1,640,554             $1,330,150
     Net Earnings                  109,919                 59,696
     Earnings per share          $ 1.84               $   1.02


          In 1994, the Company acquired Delta Consolidated Industries, Hengstler GmbH, Armstrong Brothers Tool Company and several smaller entities. Aggregate consideration for these transactions was approximately $167 million, consisting of $136 million in cash and $31 million in common stock. The fair value of the assets acquired was approximately $240 million and approximately $73 million of liabilities were assumed in these acquisitions. The transactions have been accounted for as purchases. These acquisitions had no significant impact on 1994 results of operations as the larger acquisitions were not completed until the fourth quarter. These entities have combined annual sales levels of approximately $220 million.

          In 1993, the Company acquired certain businesses for its process/environmental controls segment. Annual sales levels of the acquired businesses are approximately $65 million. The transactions have been accounted for as purchases.

     (3)  Inventory:

          The major classes of inventory are summarized as follows (000's omitted):


                         December 31, 1995       December 31, 1994

     Finished goods. . .    $  89,932            $  69,232
     Work in process. .  .     51,904               31,799
     Raw material .. .         60,054               33,910
                            $ 201,890            $ 134,941


     If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $12,167,000 and $12,096,000 higher at December 31, 1995 and 1994, respectively.

     (4)  Property, Plant and Equipment:

          The major classes of property, plant and equipment are summarized as follows (000's omitted):


                              December 31, 1995   December 31, 1994

     Land and improvements . .     $  15,015           $  9,309
     Buildings . . . . . . . .        93,312             76,920
     Machinery and equipment..       352,176            291,675
                                     460,503            377,904

     Less accumulated
       depreciation... . . . .      (168,566)          (133,737)

     Property, plant and
       equipment. . . . . . ..      $291,937           $244,167

     (5)  Financing:

          Financing consists of the following (000's omitted):


                         December 31, 1995     December 31, 1994

     Notes payable . . . . . .   $115,300          $  130,000
     Bank credit facility. . .      -                  -
     Other . . . . . . . . . .    168,287              55,286
                                  283,587             185,286

     Less-currently payable. .     14,970              68,771
                              $   268,617           $ 116,515

          The Notes had an original average life of approximately 6.5 years and an average interest cost of 7.2%. Principal amortization began in December 1995 and continues through April 2003. The estimated fair value of the Notes is $120 million and $123 million as of December 31, 1995 and 1994.

          Other includes principally short-term borrowings under uncommitted lines of credit which are payable upon demand. The carrying amount approximates fair value. Substantially all other debt was repaid subsequent to year-end with the $155 million proceeds from the sale of Fayette Tubular Products.

          The Company's bank credit facility provides for revolving credit through November 1, 2000, of up to $250 million. The Company has complied with covenants relating to maintenance of working capital, net worth, debt levels, interest coverage, and payment of dividends applicable to the notes and the revolving credit facility. The facility provides funds for general corporate purposes at an interest rate of LIBOR plus .1875%. The weighted average interest rate for variable rate debt was 6.0%, 5.1%, and 3.8% for each of the three years ended December 31, 1995. Weighted average borrowings under the bank facility were $5,000,000, $2,986,000, and $48,886,000 for the years ended
     December 31, 1995, 1994 and 1993. Maximum amounts outstanding for these years were $60,000,000, $33,525,000, and $79,000,000 respectively. The Company is charged a fee of .1% per annum for the facility. Commitment and facility fees of $216,000, $258,000, and $521,000 were incurred in 1995, 1994 and 1993. Interest expense of $7,150,000, $6,112,000 and $4,984,000 is included in discontinued operations for the years ended December 31, 1995, 1994 and 1993.

          The minimum principal payments during the next five years are as follows: 1996 - $14,970,000; 1997 - $14,847,000; 1998 -
     $14,835,000; 1999 - $41,335,000; 2000 - $167,060,000 and
     $30,540,000 thereafter.

(6)  Accrued Expenses and Other Liabilities:

          Selected accrued expenses and other liabilities include the following (000's omitted):

                                December 31, 1995    December 31, 1994
     Employee compensation ..          $60,655           $39,831
     Insurance including
         self insurance . .. .          49,961            40,797
     Post retirement benefits..         76,844            60,897
     Environmental compliance..         88,212            11,570

          Approximately $23 million of accrued expenses and other liabilities were guaranteed by bank letters of credit.



     (7)  Pension and Employee Benefit Plans:

          The Company has noncontributory defined benefit pension plans which cover certain of its domestic hourly employees. Benefit accruals under most of these plans have ceased as of December 31, 1995. It is the Company's policy to fund, at a minimum, amounts required by the Internal Revenue Service. Net periodic pension cost included the following components:

     PENSION EXPENSE(000's omitted)

                                        1995      1994       1993
     Service cost-benefits earned
        during the period. . . .     $   181    $1,209     $1,079
     Interest cost on projected
        benefit obligation. . . .      7,330     5,633      5,947
     Actual (return) loss on plan
        assets . .. . . . . . . .    (20,175)      690     (9,079)
     Net amortization and
        deferrals.  . . . . . . .     12,866    (7,119)     2,901

     Net periodic pension cost.      $   202    $  413     $  848

          The following sets forth the funded status of the plans as of the most recent actuarial valuations (000's omitted):

                                              1995
                                 Assets Exceed      Accumulated
                                  Accumulated         Benefits
                                   Benefits          Exceed Asets
     Actuarial present value
      of benefit obligations:

     Vested benefit obligation.      $(58,595)    (57,042)

     Accumulated benefit
       obligation. . . . . . .        (59,516)    (59,649)

     Projected benefit
       obligation. . . .  . . .       (59,516)    (59,649)

     Fair value of plan assets
       (consisting of stocks,
        bonds and temporary cash
        investments). .. . . .         72,969      56,240

     Projected benefit obligation
       (in excess of) or less than
          plan assets. . . .           13,453      (3,409)

     Unrecognized net (gain) loss.     (4,120)      2,919

     Unrecognized prior service
        cost. . . .  . . . . . .         -              -

     Unrecognized net asset . . .        (605)     (1,269)

     Pension (liability) prepaid
        recognized in the balance
        sheet. .  . . . . .     . .    $ 8,728    $(1,759)


                                           1994
                               Assets Exceed      Accumulated
                                 Accumulated       Benefits
                                Benefits         Exceed Assets
     Actuarial present value
      of benefit obligations:

     Vested benefit obligation.      $(15,459)       $(56,480)

     Accumulated benefit
       obligation. . . . . . .        (15,696)       (56,966)

     Projected benefit
       obligation. . . .  . . .       (15,696)       (56,966)

     Fair value of plan assets
       (consisting of stocks,
        bonds and temporary cash
        investments). .. . . . .       16,781          53,776

     Projected benefit obligation
       (in excess of) or less than
       plan assets. . . . . .           1,085          (3,190)

     Unrecognized net (gain) loss.        800           1,243

     Unrecognized prior service
        cost. . . .  . . . . .            640           1,019

     Unrecognized net asset .  . . .     (975)         (1,218)

     Pension (liability) prepaid
        recognized in the balance
        sheet. .  . . . . . . . .  .    $1,550        $(2,146)



     The expected long-term rate of return on plan assets was 10%. The discount rates used in determining pension cost and benefit obligations was 8.5% at January 1, 1995 and 7.5% at December 31, 1995.

          Substantially all employees not covered by defined benefit plans are covered by defined contribution plans which generally provide funding based on a percentage of compensation.

          Pension expense for all plans amounted to $11,870,000, $8,677,000, and $8,023,000 for the years ended December 31, 1995,
     1994 and 1993, respectively.

          In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for some of its retired employees. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company.

          Post retirement benefits cost included the following components (000's omitted):


                           1995           1994        1993

     Service cost . . ..     $  298      $   256   $   222
     Interest cost  . .. . .  4,734        3,995     4,566
                             $5,032      $ 4,251   $ 4,788


          The following sets forth the program's funded status (000's omitted):

                           December 31, 1995    December 31, 1994

     Accumulated Post
       Retirement Benefit
       Obligation (APBO):
         Retirees. . . . . . .    $52,788         $40,419
         Fully eligible active
           participants. . . . .   10,840           6,733
         Other active
           participants. . . . .   11,265           4,205

     Total APBO                    74,893          51,357
     Net Gains                      1,951           9,540
     Plan assets                     -                -
          Accrued Liability       $76,844         $60,897


          A 10% annual rate of increase in per capita costs of covered healthcare benefits was assumed for 1996, decreasing to 6% by 2002. A 1% increase in the assumed cost trend assumption would increase the APBO by $8 million and would have increased 1995 costs by approximately $500,000. A discount rate of 8.5% was used as of January 1, 1995. A discount rate of 7.5% was used to determine the APBO as of December 31, 1995.

     (8)  Stock Transactions:

          The Company has adopted a non-qualified stock option plan for which it is authorized to grant options to purchase up to 3,600,000 shares. Under the plan, options are granted at not less than 85% of existing market prices and expire ten years from the date of grant. An option to acquire 1,000,000 shares was granted to a senior executive outside of the plan in 1990.


          Changes in stock options were as follows:


                 Number of Shares Under Option

     Outstanding at January 1,1993          2,165,176
     Granted (average $16.40 per share)     1,072,200
     Exercised (average $7.23 per share)     (100,312)
     Cancelled                                (91,688)

     Outstanding at December 31, 1993       3,045,376
     Granted (average $23.06 per share)       456,100
     Exercised (average $8.38 per share)      (58,774)
     Cancelled                                (41,600)

     Outstanding at December 31, 1994       3,401,102
     Granted (average $30.71 per share)       383,300
     Exercised (average $9.54 per share      (208,006)
     Cancelled                               (136,520)

     Outstanding at December 31, 1995       3,439,876


          As of December 31, 1995, options covering 2,075,576 shares are exercisable at $5.94 to $31.00 per share.

     (9)  Leases and Commitments:

          The Company's leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $12,037,000 in 1996, $7,709,000 in 1997, $5,587,000 in 1998,
     $3,569,000  in 1999, and  $1,978,000 in 2000.  Total rent expense charged to income for all operating leases was $16,067,000, $8,947,000, and $10,047,000 for the years ended December 31, 1995,
     1994, and 1993, respectively.

     (10) Litigation and Contingencies:

          A former subsidiary of the Company is engaged in litigation in multiple states with respect to product liability. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs, in state and federal courts in multiple states. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The cases are in preliminary stages of discovery and pleading and the Company intends to defend its position vigorously. The Company's maximum indemnification obligation under the contract is approximately $85,000,000. The Company believes it has insurance coverage for all or a substantial part of the damages, if any. The outcome of this litigation is not currently predictable.

          A subsidiary, Joslyn Manufacturing Company (JMC), previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with all appropriate procedures called for at the time, subsequent changes in environmental laws may require the generators of these spent preservatives to be responsible for the cost of remedial actions at the sites where spent preservatives have been deposited. The Company is continuing its investigation of these sites and remediation technologies. The Company has made a provision for environmental compliance; however, there can be no assurance that estimates of environmental liabilities will not change.

          JMC is a defendant in a class action tort suit. The suit alleges exposure to chemicals and property devaluation resulting from wood treating operations previously conducted at a Louisiana site. Both the size of the class and the damages are uncertain. The Company has tendered the defense of the suit to its insurance carrier. The Company believes that it may have adequate insurance coverage for the litigation; however, because of the above uncertainties, the Company is unable to determine at this time the potential liability, if any.

          In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products, some of which include claims for punitive as well as compensatory damages. The Company is also involved in proceedings with respect to environmental matters including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company believes that the results of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

          A subsidiary of the Company has sold, with limited recourse, certain of its accounts and notes receivable. A provision for estimated losses as a result of the limited recourse has been included in accrued expenses. No gain or loss arose from these transactions.

     (11) Income Taxes:

          The provision for income taxes for the years ended December 31 consists of the following (000's omitted):


                             1995         1994         1993

     Federal. . . . . . .  $56,308     $40,297        $28,367
     State and local. . .    6,815       5,400          3,800
     Foreign. . . . . . .    4,170       3,210          1,500
                          $ 67,293     $48,907        $33,667


          Income tax expense currently payable was $73,225,000, $70,865,000, and $46,140,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

          Deferred income taxes are reflected in prepaid expenses and other current assets and in other assets. Deferred tax assets (the valuation allowances relate to foreign jurisdictions where operating loss carryforwards exist and for capital loss carryforwards) consist of the following (000's omitted):

     December 31,                          1995       1994

     Bad debt allowance . .  . . .       $  4,681   $  4,100
     Inventories . . . . . . . . .           (926)     1,700
     Property, plant and equipment .. .   (25,395)   (20,900)
     Post retirement benefits.  . . . .    28,405     21,300
     Other accruals . . . . . . . . . .    86,727     46,700
     All other accounts .  . . . . . .     (3,840)     1,500
     Operating loss carryforwards . . . .   7,000        800
     Capital loss carryforwards. . . . . .    0        1,300
     Gross deferred tax asset. . . . . . . 96,652     56,500
     Valuation allowances. .. . . . . . .  (7,000)    (2,100)
     Net deferred tax asset .  . . . . .$  89,652   $ 54,400


          The effective income tax rate for the years ended December 31 varies from the statutory Federal income tax rate as follows:


     Percentage of Pre-Tax Earnings
                                          1995     1994      1993

     Statutory Federal income tax rate.   35.0%    35.0%     35.0%
     Increase (decrease) in tax rate
        resulting from:
          Permanent differences in
            amortization of certain
            assets for tax and financial
            reporting purposes. .. . . .   2.9      2.8       3.7
          State income taxes (net of
            Federal income tax benefit).   2.6      2.9       3.0
          Taxes on foreign earnings. .    (1.6)    (0.4)     (0.5)
     Effective income tax rate.. . . .    38.9%    40.3%     41.2%


     (12) Segment Data:

          As of December 31, 1995 the Company operated within two major business segments: Tools and Components, and Process/Environmental Controls. The Tools and Components segment has a customer which accounted for approximately 16%, 21% and 21%
          of total sales in 1995, 1994 and 1993, respectively. Operating profit represents total revenues less operating expenses, excluding interest and taxes on income. The identifiable assets by segment are those used in each segment's operations. Intersegment receivables are eliminated to arrive at consolidated totals.

          The detail segment data is presented in the following table (000's omitted):


     Operations in Different Industries -

     Year Ended December 31,             1995       1994       1993
     Total Revenues:
      Tools and Components            $1,005,005  $  809,989  $691,344
      Process/Environmental Controls     481,764     303,984   244,400
       Other                               -           -         1,889
                                       $1,486,769 $1,113,973  $937,633

     Operating Profit:
      Tools and Components            $  112,981   $  81,463  $ 56,443
      Process/Environmental Controls      80,804      56,632    42,781
       Other                             (13,528)    (13,668)  (12,166)
                                      $  180,257   $ 124,427  $ 87,058

     Identifiable Assets:
      Tools and Components           $   821,604  $  687,908 $ 550,169
      Process/Environmental Controls     599,466     340,952   240,712
       Other                              64,921      76,785    51,413
                                      $1,485,991  $1,105,645 $ 842,294

     Depreciation and Amortization:
      Tools and Components            $   35,211  $   32,220 $  29,562
      Process/Environmental Controls      23,316      10,334     8,835
                                      $   58,527  $   42,554 $  38,397

     Capital Expenditures:
      Tools and Components            $   48,500  $   40,392 $  28,133
      Process/Environmental Controls      10,672       8,348     5,242
       Sales of Fixed Assets                  -      (13,929)      -
                                      $   59,172  $   34,811 $  33,375



     Operations in Geographical Areas -
     Year Ended December 31,          1995         1994        1993
     Total Revenues:
          United States. . . . . .   $1,235,933   $1,004,697  $ 854,267
          Europe . . . . . . . . .      205,228       77,126     52,195
          Other. . . . . . . . . .       45,608       32,150     31,171
                                     $1,486,769   $1,113,973  $ 937,633

     Operating Profit:
          United States. . . . .  . $   156,170   $  115,589  $  81,207
          Europe . . . .  . . . . .      20,348        7,179      3,568
          Other. . . . .  . . . .         3,739        1,659      2,283
                                    $   180,257   $  124,427  $  87,058

     Identifiable Assets:
          United States. .. . . . .  $1,292,166   $1,029,825  $ 776,421
          Europe . . . . . . . . .      173,949       62,833     51,246
          Other. . . . . . . . . .       19,876       12,987     14,627
                                     $1,485,991   $1,105,645   $842,294

     Export sales were approximately $107 million, $91 million and $75 million for the years ended December 31, 1995, 1994 and 1993.


     (13) Quarterly Data-Unaudited (000's omitted except per share data)


                                   1995

                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter

     Net revenues.. . .$335,982    $351,891    $368,724      $430,172
     Gross profit. . .   96,707     107,967     111,110       131,363
     Operating profit .  36,838      45,709      47,094        50,616
     Earnings from
       continuing
       operations. . .   21,412      26,640      28,348        29,366
     Earnings from
       discontinued
       operations . . .     436        580          452         1,082
     Net earnings. . .   21,848     27,220       28,800        30,448
     Earnings per share:
      Continuing
        operations . . .$  .36       $  .45       $  .47       $  .49
      Discontinued
        operations. . .    .01          .01          .01          .02
      Net earnings . . .$  .37       $  .45       $  .48       $  .51


                                        1994

                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter

     Net revenues. .    $246,224    $270,418    $284,806    $312,525
     Gross profit. ..     67,792      77,892      87,265      89,150
     Operating profit.    21,712      27,920      36,720      38,075
     Earnings from
       continuing
       operations .  . .  12,200      15,859      21,555      22,705
     Earnings from
       discontinued
       operations . . .    2,328       3,407       1,543       2,053
     Net earnings.  . .   14,528      19,266      23,098      24,758
     Earnings per share:
      Continuing
        operations . . .  $ .21      $ .27        $ .37        $ .39
      Discontinued
        operations . . .    .04        .06          .03          .04
      Net earnings . . .  $ .25      $ .33         $.40        $ .42