Form 10-Q/A
period 1996-03-29
DANAHER CORP /DE/
filed 1996-09-13
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     (Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE

      [ X ]    SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarter ended March 29, 1996
                               OR
      [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from          to


     Commission File Number:     1-8089



                       DANAHER CORPORATION

     (Exact name of registrant as specified in its charter)

              Delaware                   59-1995548
     (State of incorporation)        (I.R.S. Employer
                                   Identification number)

       1250 24th Street, N.W.,
           Suite 800
         Washington, D.C.                 20037
     (Address of Principal
       Executive Offices)               (Zip Code)


     Registrant's telephone number, including area code:  202-
     828-0850

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

               (27)  Financial Data Schedules

                       DANAHER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000's omitted)

                               March 29,          December 31,
                                 1996                 1995
                              (unaudited)           (NOTE 1)
                    ASSETS
     Current Assets:
       Cash and equivalents      $   15,867    $    7,938
       Accounts receivable, net     250,398       224,652
       Inventories:
          Finished goods             98,672        89,932
          Work in process            47,415        51,904
          Raw material and supplies  60,686        60,054
             Total inventories      206,773       201,890
       Prepaid expenses and other
        current assets               36,981        31,990
             Total current assets   510,019       466,470

     Property, plant and equipment,
        net of depreciation of
        $183,928 and $168,566,
        respectively                293,438       291,937
     Other assets                    83,594       119,444
     Excess of cost over net assets
      of acquired companies, net    616,429       608,140
               Total assets     $ 1,503,480    $1,485,991


              LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Notes payable and current
         portion of long-term debt $ 50,065     $ 14,970
       Accounts payable              96,757       92,290
       Accrued expenses             347,931      296,878
        Total current liabilities   494,753      404,138
     Other liabilities              227,269      226,925
     Long-term debt                 101,680      268,617
     Stockholders' equity:
       Common stock-$.01 par value      634          634
       Additional paid-in capital   315,931      315,205
       Retained earnings            409,939      304,363
       Cumulative foreign
         translation adjustment       2,873        3,598
       Treasury stock               (49,599)     (37,489)
         Total stockholders'equity  679,778      586,311
           Total liabilities and
           stockholders' equity  $1,503,480  $ 1,485,991

          See notes to consolidated condensed financial statements.



                       DANAHER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            (000's omitted except per share amounts)
                           (unaudited)

                                   Three Months Ended
                               March 29,      March 31,
                                1996           1995

     Net sales                $  409,557    $  335,982
     Cost of sales               285,264       239,275
     Selling, general and
       administrative expenses    72,872        56,532
     Goodwill and other
       amortization                4,293         3,337
      Total operating expenses   362,429       299,144
     Operating profit             47,128        36,838
     Interest expense, net         2,983         1,224
     Earnings from continuing
       operations before
       income taxes               44,145        35,614
     Income taxes                 17,217        14,202
     Earnings from continuing
       operations                 26,928        21,412
     Earnings from discontinued
       operations, net of income
       taxes of $-0- and $279     79,811           436

     Net earnings             $  106,739    $   21,848

     Per share:
          Continuing operations    $  .45     $  .36
          Discontinued operations    1.34        .01
          Net earnings             $ 1.79     $  .37

     Average common stock and
        common equivalent
        shares outstanding     59,680,406   59,771,541


     See notes to consolidated condensed financial statements.

                       DANAHER CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                         (000's omitted)
                           (unaudited)

                                     Three Months Ended
                                   March 29,      March 31,
                                     1996           1995
     Cash flows from operating
         activities:
       Net earnings from operations $26,928      $21,848
       Noncash items, depreciation
         and amortization            16,818       17,341
       Increase in accounts
         receivable                 (22,075)     (14,215)
       Increase in inventories         (785)     (23,262)
       Increase in accounts payable   4,071       12,160
       Change in other assets and
         liabilities                  9,566       18,150
     Total operating cash flows      34,523       32,022

     Cash flows from investing activities:
       Sale of Fayette Tubular
         Products                   155,000          -
       Payments for additions to
         property, plant, and
         equipment, net             (12,107)     (16,652)
       Cash paid for acquisitions   (25,073)         -
       Net cash provided by (used in)
         investing activities       117,820      (16,652)

     Cash flows from financing activities:
       Acquisition of treasury stock(12,110)          -
       Proceeds from issuance of
         common stock                   726         2,319
       Dividends paid                (1,163)       (1,168)
       Repayment of debt           (131,842)       (3,558)
       Net cash used in
        financing activities       (144,389)       (2,407)

     Effect of exchange rate
       changes on cash                  (25)          808
     Net change in cash and
       equivalents                    7,929        13,771
     Beginning balance of cash
       equivalents                    7,938         1,978
     Ending balance of cash
       equivalents               $   15,867       $15,749

     Supplemental disclosures:
          Cash interest payments   $  1,551        $  309
          Cash income tax payments $ 16,180         8,157


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