Form 10-Q/A
period 1996-06-28
DANAHER CORP /DE/
filed 1996-09-13
CIK 313616

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

          Consolidated Condensed Balance Sheet
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
                   (27)  Financial Data Schedules

                 (b)  Reports on Form 8-K:4/23/96,
                        4/25/96, 7/3/96

                       DANAHER CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000's omitted)

                                 June 28,     December 31,
                                    1996           1995
                                 (unaudited)
                       ASSETS
     Current Assets:
      Cash and cash equivalents    $ 9,169     $  7,938
      Accounts receivable, net     262,176      224,652
      Inventories:
        Finished goods              98,825       89,932
        Work in process             43,041       51,904
        Raw material and supplies   57,677       60,054
             Total inventories     199,543      201,890

      Prepaid expenses and other    43,194       31,990
        current assets
             Total current assets  514,082      466,470

      Property, plant and equipment,
        net of depreciation of
        $196,145 and $168,566,
        respectively               290,653      291,937
      Other assets                  90,666      119,444
      Excess of cost over net
         assets of acquired
         companies, net            626,080      608,140
               Total assets     $1,521,481   $1,485,991

                        LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
      Notes payable and current
        portion of long-term debt $ 15,219      $ 14,970
      Accounts payable             102,178        92,290
      Accrued expenses             355,905       296,878
        Total current liabilities  473,302       404,138
     Other liabilities             204,439       226,925
     Long-term debt                124,970       268,617
     Stockholders' equity:
       Common stock-$.01 par value     637           634
       Additional paid-in capital  325,555       315,205
       Retained earnings           441,304       304,363
       Cumulative foreign
         translation adjustment        873         3,598
       Treasury Stock              (49,599)      (37,489)
     Total stockholders' equity    718,770       586,311
       Total liabilities and
        stockholders' equity   $ 1,521,481   $ 1,485,991

      See notes to consolidated condensed financial
          statements.
                       DANAHER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            (000's omitted except per share amounts)
                           (unaudited)


                           Quarter Ended    Six Months Ended
                       June 28,   June 30, June 28, June 30,
                        1996        1995     1996     1995

     Net revenues    $ 434,897  $ 351,891 $844,454  $687,873
     Operating costs
      and expenses:
      Cost of sales    296,909    243,924  582,173   483,199
      Selling, general
       and administra-
       tive expenses    76,934     58,942  149,806   115,474
      Goodwill and other
       amortization      4,752      3,316    9,045     6,653
      Total operating
       costs and
       expenses        378,595    306,182  741,024   605,326
     Operating profit   56,302     45,709  103,430    82,547
     Interest expense,
       net               2,981      1,292    5,964     2,516

     Earnings from
      continuing operations
      before income
      taxes             53,321     44,417   97,466    80,031
     Income taxes       20,796     17,777   38,013    31,979
     Earnings from
       continuing
       operations     $ 32,525   $ 26,640  $59,453  $ 48,052
     Earnings from
       discontinued
       operations, net
       of taxes of $ -0-,
       $371, $ -0-,
       and $650            -          580   79,811     1,016

     Net Earnings    $  32,525   $ 27,220 $139,264  $ 49,068

     Per Share:
      From continuing
       operations      $ .54     $ .44     $ .99    $  .80
      From discontinued
       operations         -        .01      1.34       .02
      Net earnings     $ .54     $ .45     $2.33    $  .82






     Average common stock
      and equivalent
      shares  out-
      standing   59,932,305 59,854,847 59,806,356 59,813,194

     See notes to consolidated condensed financial statements.

                       DANAHER CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                         (000's omitted)
                           (unaudited)

                                        Six Months Ended
                                     June 28,       June 30,
                                     1996             1995

     Cash flows from operating activities:
      Net earnings from operations  $ 59,453      $ 49,068
      Noncash items, depreciation
       and amortization               33,033        33,989
      Increase in accounts
       receivable                    (31,382)      (37,629)
      (Increase) decrease in
       inventories                     7,199       (35,411)
      Increase in accounts payable     8,847         9,601
      Change in other assets and
       liabilities                   (14,542)        8,717
         Total operating cash flows   62,608        28,335

     Cash flows from investing activities:
      Sale of Fayette Tubular
        Products                     155,000          --
      Payments for additions to
        property, plant, and
        equipment, net               (21,130)      (30,086)
      Cash paid for acquisitions     (37,701)         --
       Net cash provided by
        (used in)investing
        activities                    96,169       (30,086)


     Cash flows from financing activities:
      Acquisition of treasury stock  (12,110)         --
      Proceeds from issuance of
        common stock                   1,470         2,918
      Borrowings (repayments)
        of debt                     (144,545)       19,175
      Payment of dividends            (2,333)       (2,334)
       Net cash provided by
        (used in)financing
         activities                 (157,518)       19,759

     Effect of exchange rate changes
        on cash                          (28)          588
     Net change in cash and cash
        equivalents                    1,231        18,596
     Beginning balance of cash and
        cash equivalents               7,938         1,978
     Ending balance of cash and
        cash equivalents          $    9,169      $ 20,574

     Supplemental disclosures:
      Cash interest payments      $   6,631      $  6,235

      Cash income tax payments    $  47,546      $ 38,120



     See notes to consolidated condensed financial
          statements.
                       DANAHER CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          June 28, 1996
                           (unaudited)


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


     NOTE 2.   ACQUISITIONS OF JOSLYN CORPORATION AND ACME-
                    CLEVELAND CORPORATION

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

               The Company obtained control of Acme-
     Cleveland Corporation (Acme) as of July 2, 1996. Total consideration for Acme was approximately $200 million. The fair value of assets acquired is approximately $240 million and approximately $40 million of liabilities were assumed. The transaction is being accounted for as a purchase and hence is not included in the financial statements as of June 28, 1996.

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

              Year Ended   Six Months Ended  Six MonthsEnded
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