Form 10-K/A
period 1995-12-31
DANAHER CORP /DE/
filed 1996-10-08
CIK 313616

DANAHER CORPORATION
                           1995 ANNUAL REPORT
                        SELECTED FINANCIAL DATA

              (000's omitted except per share data)

                  1995      1994       1993     1992     1991

  Net revenues $1,486,769 $1,113,973 $937,633 $845,684 $734,424

  Operating
      profit      180,257    124,427   87,058   58,899   36,950

  Earnings from
  continuing
  operations      105,766     72,319   48,030   30,443   16,719

  Per share        1.77        1.24     .83       .53     .29

  Discontinued
  operations        2,550      9,331    5,719    1,158  (3,398)

  Per share          .04         .16     .10       .02    (.06)

  Earnings before
  cumulative effect
  of accounting
  change           108,316     81,650   53,749   31,601  13,321

  Per share          1.81       1.40      .93       .55     .23

  Cumulative effect
  of accounting
  change*             --         --     (36,000)    --       --

  Per share*          --         --       (.62)     --       --

  Net earnings     108,316     81,650    17,749   31,601 13,321


  Earnings per
  common share       1.81       1.40      .31      .55     .23

  Dividends
  declared           4,672      3,710     3,412     --       --

  Dividends
  per share          .08        .065      .06      --       --


  * Adoption of accrual method specified by SFAS No.106 for post retirement benefits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

  Results of Operations

      Danaher Corporation (the "Company") operates a variety of businesses through its wholly-owned subsidiaries. These businesses are conducted in two business segments: Tools andComponents and Process/Environmental Controls. In Tools and Components, the Company is the principal manufacturer of Sears, Roebuck and Co.'s Craftsman line, National Automotive Parts Association line, K-D automotive line, and the Matco, Armstrong and Allen lines of mechanics' hand tools. The Company also manufactures Allen wrenches, Jacobs drill chucks and diesel engine retarders, and Coats and Ammco wheel service equipment. In its Process/Environmental Controls segment, the Company is a leading producer of leak detection sensors for underground fuel storage tanks and motion, temperature, pressure, level, flow and power reliability and quality control devices.

      Presented below is a summary of revenues broken down by business segment (000's omitted).

                     1995           1994            1993
                   $      %        $       %      $         %
  Tools and
  Components  1,005,005  67.6%  $809,989  72.7% $691,344  73.7%

  Process/
  Environmental
  Controls      481,764  32.4    303,984  27.3   244,400   26.1

  Other           -        -        -       -      1,889    0.2

             $1,486,769 100.0% $1,113,973 100.0% $937,633100.0%


  Tools and Components

     The Tools and Components segment is comprised of the Danaher Hand Tool Group (including Special Markets and Professional Tools divisions), Matco Tools, Jacobs Chuck Manufacturing Company, Iseli Company, Delta Consolidated Industries, Jacobs Vehicle Equipment Company, Hennessy Industries and the hardware and electrical apparatus lines of Joslyn Manufacturing Company ("JMC"), which was acquired in September, 1995. This segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics' hand tools. Other products manufactured by these companies include tool boxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, custom designed headed tools and components, hardware and components for the power generation and transmission industries, high quality precision socket screws, fasteners, and high quality miniature precision parts.

  1995 COMPARED TO 1994

     Revenues in 1995 were 24% higher than 1994.
  Acquisitions accounted for 17%, while price increases provided 1% and higher shipment volumes provided 6%. Demand for drill chucks and diesel engine retarders was particularly strong in 1995. Operating profit growth exceeded the sales improvement at 39%, reflecting continued process improvements in the manufacturing operations. The acquired operations of Delta, which were only reflected for one month in 1994 operations, and the hardware and electrical apparatus lines of JMC provided lesser profit margins than the existing business units, partially offsetting the performance improvements.

  1994 COMPARED TO 1993

     Revenues in this segment increased 17% from 1993. Of this increase, acquisitions accounted for 1%, and higher unit volumes of shipments accounted for 16%, as average pricing was relatively unchanged. Sales levels were benefited by particularly strong demand for consumer mechanics hand tools and drill chucks. Operating margins increased to 10% from 8% in 1993. This reflects principally the impact of continued manufacturing process improvements, particularly within the hand tool manufacturing plants, and the effect of increased volume.

  Process/Environmental Controls

     The Process/Environmental Controls segment is comprised of the Veeder-Root Company, Danaher Controls, Partlow/Anderson Instrument, Gulton Industries-Graphic Instruments, West Instruments, Ltd., Qualitrol Corporation, A.L. Hyde Company, Hengstler, and the controls product line business units of Joslyn Corporation, which was acquired in September, 1995. These companies produce and sell underground storage tank leak detection systems and temperature, level and position sensing devices, power switches and controls, communication line products, power protection products, liquid flow measuring devices and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.

  1995 COMPARED TO 1994

     Revenues in 1995 were 58% higher than in 1994 in this segment. Business acquisitions in the segment contributed 52% of the increase. Of the remaining increase, higher unit volumes contributed 5% and increased average pricing provided 1%. Demand for underground storage tank monitoring equipment remained strong. Operating margins decreased from 18.6% to 16.8%, entirely due to the impact of the Hengstler and Joslyn acquisitions. Base business showed a modest increase in operating margin. The Hengstler acquisition has significantly increased market position in Europe for the counter and encoder product lines.

  1994 COMPARED TO 1993

     Revenues in this segment in 1994 increased 24% from 1993. The full year effect of business acquisitions made in June, 1993 within this segment contributed 14% of this increase. The balance of the increase was caused by higher unit volumes of 8% and price increases averaging 2%. Demand was very strong in the North American market, particularly for the leak detector sensor line. In addition, demand continued to strengthen in overseas markets. Operating profit increased 32% from 1993, reflecting the higher volume levels and the benefit of plant realignment and cost reductions.

  Discontinued Operations

     In December, 1995, the Company signed an agreement to sell its Fayette Tubular Products subsidiary. As the Company no longer operates in the Transportation business segment, Fayette's operation is shown as a discontinued operation. Fayette's sales decreased 11% in 1995 due to lower North American automobile and light truck production levels. Profitability decreased 73% due mainly to lower volume levels and unprofitable operations of a newly formed European subsidiary. In 1994, sales increased 27% and profit increased 63% due to strong demand from the automobile manufacturers. The Fayette disposition was completed in January, 1996, and a gain of approximately $80 million will be recognized in the first quarter of 1996.


  Gross Profit

     Gross profit, as a percentage of sales, in 1995 was 30.1%, a 1.2 percentage point increase compared to the 28.9% achieved in 1994. Productivity improvements, combined with increased fixed cost leverage, resulted in margin improvement. A shift in product mix associated with the acquisitions also increased the gross profit margin.

     Gross profit margin in 1994 was 28.9%, a 1.3 percentage point improvement compared to 1993. Productivity improvements were achieved in all business segments and increased volume improved fixed cost leverage. A shift in mix to the higher margin products of the Process/Environmental Controls business segment also contributed to the improvement.


  Operating Expenses

     Selling, general and administrative expenses for 1995 as a percentage of sales were approximately 0.2 percentage points higher than the 1994 level. This reflects higher cost ratios in the businesses acquired.

     In 1994, selling, general and administrative expenses were 17.7% of sales, a decrease of .6 percentage points from 1993 levels. Total expenses increased 15%, substantially less than the 19% increase in total revenues. This reflects continued streamlining and cost reduction action as well as the fixed nature of certain costs.


  Interest Costs and Financing Transactions

     On December 15, 1992, the Company received the proceeds from a $100 million privately placed debt financing. The notes have a final maturity on December 15, 1999, an average life of approximately 5.5 years, and an average interest cost of 7.3%. In April 1993, the Company received an additional $30 million from a private placement which matures in April 2003 and has an interest cost of 6.99% per annum. These proceeds were used to reduce borrowing under the revolving credit facility.

     The Company's revolving credit facility provides for senior financing of $250 million for general corporate purposes. The interest rates for borrowing under the facility float with base rates.

     The Company's financing requirements in these years were satisfied by the financing discussed above and through borrowings under uncommitted lines. Interest expense in 1995 was 125% higher than in 1994, due to higher average borrowing levels caused primarily by the acquisitions made in the fourth quarter of 1994 and the third quarter of 1995. Interest expense in 1994 was 40% less than in 1993, due to lower average borrowing levels.


  Income Taxes

     The effective tax rate decreased 1.4 percentage points in 1995 to 38.9% of pre-tax income and 0.9 percentage points in 1994 to 40.3% of pre-tax income. The decrease in 1995 is principally due to a lower effective rate on certain foreign earnings and the utilization of tax carryforwards in foreign jurisdictions which were not previously recognized in earlier years. The 1994 decrease relates principally to the lesser impact of nondeductible goodwill amortization given higher pre-tax income.

     As of January 1, 1993, the Company adopted the liability method of accounting for income taxes specified by SFAS No.
  109. Its adoption had no impact on the results of operations and resulted in certain reclassifications to the Company's balance sheet. The one percent increase in the Corporate tax rate enacted in 1993 did not materially impact deferred tax balances reflected on the Company's balance sheet.

   Inflation

     The effect of inflation on the Company's operations has been minimal in 1995, 1994, and 1993.

  Liquidity and Capital Resources

     In September, 1995, the Company acquired Joslyn Corporation for approximately $245 million in cash consideration. See Note 2 to Consolidated Financial Statements for a further discussion of the impact of the Joslyn acquisition. In December, 1995, the Company entered into an agreement to sell its Fayette Tubular Products subsidiary for $155 million in cash consideration. The transaction closed in January, 1996, and the proceeds were used to reduce short-term borrowings.

     In 1994, the Company acquired Delta Consolidated Industries, Hengstler GmbH, Armstrong Brothers Tool Company and several smaller entities. Aggregate consideration for these transactions was approximately $167 million including approximately $31 million in common stock. These acquisitions had no significant impact on the 1994 results of operations as the larger acquisitions were not completed until the fourth quarter. These entities have combined annual sales levels of $220 million.

     As discussed previously, $115 million of the Company's debt is fixed at an average interest cost of 7.3%. Substantially all remaining borrowings are short-term in nature and float with referenced base rates. As of December 31, 1995, the Company has unutilized commitments under its revolving credit facility of $250 million.

     Cash flow has been strong in all periods from 1993
  through 1995. Operations generated $174 million, $140 million, and $129 million in cash in 1995, 1994, and 1993, respectively. The principal use of funds has been capital expenditures of $59 million, $35 million, and $33 million in 1995, 1994 and 1993, respectively and cash paid for acquisitions of $231 million, $136 million, and $54 million in 1995, 1994, and 1993, respectively. The net result of the above, combined with working capital changes was an increase in debt of $98 million and $52 million in 1995 and 1994 and a reduction in debt of $35 million in 1993.

     The Company's funds provided from operations, as well as the existing bank facility and available credit lines, should provide sufficient available funds to meet the Company's working capital, capital expenditure, dividend and debt service requirements for the foreseeable future.

SHAREHOLDER'S INFORMATION

  Auditors
  Arthur Andersen LLP
  Washington, D.C.

  Shareholders' Information

  Shareholder requests for information or assistance, please write or call our corporate office.

  Danaher Corporation
  c/o Investor Relations
  1250 24th Street, N.W. Suite 800
  Washington, D.C.  20037
  (202) 828-0850

  Stock Listing

  Symbol: DHR
  New York and Pacific Stock Exchanges

  Transfer Agent

  Chemical Mellon Shareholder Services,  LLC
  Pittsburgh, Pennsylvania

  Form 10-K

  A copy of the Annual Report to the Securities and Exchange
  Commission on Form 10-K may be obtained by writing to Danaher
  Corporation.

                    MARKET PRICES OF COMMON STOCK

                          1995                1994
                     High      Low       High       Low

  First Quarter    29 7/8    24 1/4     20 1/4       18

  Second Quarter     32      26 3/8     21 7/8     18 5/16

  Third Quarter    34 3/8    30 1/4     23 1/2     20 15/16

  Fourth Quarter   33 1/4    30 1/4     26 9/16    21 5/8


  High and low per share data are as quoted on the New York Stock Exchange.