Form 10-Q
period 1996-09-27
DANAHER CORP /DE/
filed 1996-10-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

   (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]                 SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 27, 1996

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

          Yes  X                                       No


The number of shares of common stock outstanding at October 17, 1996 was 58,478,218.

                              DANAHER CORPORATION

                                     INDEX
                                   FORM 10-Q

PART I  - FINANCIAL INFORMATION                                 Page

          Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          at September 27, 1996 and December 31, 1995 .  . . . . 1

          Consolidated Condensed Statements of
          Earnings for the three months and
          nine months ended September 27, 1996
          and September 29, 1995. . . . . . . . . . . .. . . .   2

          Consolidated Condensed Statements of
          Cash Flow for the nine months ended
          September 27, 1996 and September 29, 1995  . . . . .   3

          Notes to Consolidated Condensed
          Financial Statements. . . . . . . . . . . .  . . . . . 4

          Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . .  5

          Liquidity and Capital Resources.  . . . . . . . . . .  6

PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings    . . . . . . . . . . .   7

          Item 2.   Change in Securities. . . . . . . . . . . .  7

          Item 3.   Defaults Upon Senior Securities .  . . . . . 7

          Item 4.   Submission of matters to a vote of
                    Security Holders. . . . . . . . . . . . . .  7

          Item 5.   Other Information . . . . . . . .. . . . . . 7

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . 7

                              DANAHER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000's omitted)

                                     September 27,       December 31,
                                        1996                1995
                                                            (NOTE 1)
                    ASSETS

Current Assets:
   Cash and cash equivalents . . .   $   21,949        $      7,938
   Accounts receivable, net . . .       294,259             224,652
   Inventories:
     Finished goods . . . . . . .       108,297              89,932
     Work in process . . . . . . .       49,602              51,904
     Raw material and supplies . .       71,900              60,054
          Total inventories. . . .      229,799             201,890
     Prepaid expenses and other
       current assets . . . . . . .      44,992              31,990
          Total current assets . .      590,999             466,470
Property, plant and equipment, net
   of depreciation of $211,355 and
   $168,566 respectively . . . . . .    310,939             291,937
Other assets . . . . . . . . . . . .     99,296             119,444
Excess of cost over net assets of
   acquired companies, net . . . . .    791,469             608,140
          Total assets . . . . . . . $1,792,703          $1,485,991

             LIABILITIES AND STOCKHOLDERS' EQUITY

             Current Liabilities:
   Notes payable and current
     portion of long-term debt . . .  $  16,558           $  14,970
   Accounts payable . . . . . . . . .   110,260              92,290
   Accrued expenses . . . . . . . . .   380,769             296,878
          Total current liabilities .   507,587             404,138
Other liabilities . . . . . . . . . .   265,716             226,925
Long-term debt. . . . . . . . . . . .   268,710             268,617
Stockholders' equity:
   Common stock - $.01 par value . . .      637                 634
   Additional paid-in capital . . . . . 325,881             315,205
   Retained earnings . . . . . . . . .  473,432             304,363
   Cumulative foreign translation
    adjustment . . . . . . . . . . . .      339               3,598
   Treasury stock . . . . . . . . . . . (49,599)            (37,489)
Total stockholders' equity . . . . . .  750,690             586,311
          Total liabilities and
           stockholders' equity . . $ 1,792,703         $ 1,485,991

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(000's omitted except per share amounts)
(unaudited)

                              Quarter Ended            Nine Months Ended
                           Sept. 27,    Sept. 29,     Sept 27,      Sept. 29,
                             1996       1995         1996           1995

Net revenues            $  470,787  $ 368,724    $ 1,315,241    $1,056,597

Operating costs and
 expenses:
  Cost of sales            321,766    257,614        903,939       740,813
  Selling, general and
   administrative expenses  83,266     60,400        233,072       175,514
  Goodwill and other
    amortization             5,462      3,616         14,507        10,629
  Total operating costs
    and expenses           410,494    321,630      1,151,518       926,956

Operating profit            60,293     47,094        163,723       129,641

Interest expense, net        5,248      1,384         11,212         3,900

Earnings from continuing
 operations before income
 taxes                      55,045     45,710        152,511       125,741

Income taxes                21,468     17,362         59,481        49,341

Earnings from continuing
 operations              $  33,577   $ 28,348       $ 93,030      $ 76,400

Earnings from discontinued
 operations, net of taxes
 of $ -0-, $290, $ -0-,
 and $940                    --           452         79,811         1,468

Net Earnings             $  33,577   $ 28,800       $172,841      $ 77,868

Per Share:
  From continuing
    operations             $ .56      $ .47          $ 1.55         $1.28
  From discontinued
    operations               --         .01          $ 1.33           .02
  Net earnings             $ .56      $ .48          $ 2.88         $1.30

Average common stock and
 equivalent shares
 outstanding            60,045,807  59,922,535     59,970,139    59,849,641


See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(000's omitted except per share amounts)
(unaudited)


                                             Nine Months Ended

                                      Sept. 27, 1996   Sept. 29, 1995
Cash flows from operating activities:
   Net earnings from operations         $  93,030      $    77,868
   Noncash items, depreciation
     and amortization                      51,325           48,899
   Increase in accounts receivable        (44,174)         (49,142)
   (Increase) decrease in inventories       9,147          (29,074)
   Increase in accounts payable            11,466            4,111
   Change in other assets and
     liabilities                           26,085           20,230
        Total operating cash flows        146,879           72,892

Cash flows from investing activities:
   Sale of Fayette Tubular Products       155,000             --
   Payments for additions to property,
      plant and equipment, net            (38,731)         (53,143)
   Cash paid for acquisitions            (235,503)        (142,912)
   Net cash used in investing
      activities                         (119,234)        (196,055)

Cash flow from financing activities:
   Acquisition of Treasury Stock          (12,110)            --
   Proceeds from issuance of common stock   1,796            3,100
   Borrowings of debt                         534          131,864
   Payment of dividends                    (3,772)          (3,500)
          Net cash provided by (used in)
               financing activities       (13,562)         131,464

Effect of exchange rate changes on cash       (82)             211

Net change in cash and cash equivalents    14,011            8,512

Beginning balance of cash and cash
   equivalents                              7,938            1,978

Ending balance of cash and cash
   equivalents                           $ 21,949         $ 10,490

Supplemental disclosures:
     Cash interest payments              $ 11,659         $  7,967
     Cash income tax payments            $ 52,588         $ 48,503

See notes to consolidated condensed financial statements.
                              DANAHER CORPORATION


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 27, 1996
                                   (unaudited)

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

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 27, 1996 and December 31, 1995, its results of operations for the three months and nine months ended September 27, 1996 and September 29, 1995, and its cash flows for the nine months ended September 27, 1996 and September 29, 1995.


   NOTE 2.     ACQUISITION OF JOSLYN CORPORATION AND ACME-
                  CLEVELAND CORPORATION

     The Company obtained control of Joslyn Corporation (Joslyn) as of September 1, 1995 when Joslyn's shareholders tendered approximately 75% of the outstanding shares to Danaher for $34 per share in cash. The remaining 25% was
   acquired on October 31, 1995.   Total consideration for
   Joslyn was approximately $245 million. The fair value of assets acquired is approximately $345 million and approximately $100 million of liabilities were assumed. The transaction has been accounted for as a purchase.

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

     The unaudited pro forma information for the period set forth below gives effect to the transactions as if they had occurred at the beginning of each period. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):

               Year Ended    Nine Months Ended Nine Months Ended
              December 31,   September 29,     September 27,
                  1995           1995              1996

   Net Sales    $ 1,767,154    $1,304,528      $1,389,063

   Net Earnings     111,838      80,404            94,268

   Earnings per     $ 1.87       $ 1.34           $1.57
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


   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

     Net revenues for the 1996 quarter and nine-month period were 28% and 24% higher compared to the corresponding periods in 1995. Customer demand was higher in all business segments. Acquisitions accounted for approximately 24% and 21% of sales growth in the quarter and the nine-month period.

     Gross profit margins for the 1996 third quarter and nine-month period, as a percentage of sales, were approximately 31.7% and 31.3%, respectively. For the quarter and nine-month period, gross profit margins are up 1.5 and
   1.4 percentage points because the acquired companies provide a higher gross margin and productivity improvements within the existing business units were experienced.

     Selling, general and administrative expenses for the 1996 third quarter as a percentage of sales were approximately 1.3 percentage points higher than the 1995 level. For the 1996 nine-month period, these costs as a percentage of sales are also higher principally due to the higher overall selling expense structure of the acquired businesses.

     Interest expense for the 1996 quarter and nine-month period was 279% and 187% higher than the 1995 levels due to higher average debt levels, principally due to acquisitions made in 1996 and September, 1995.

     The effective tax rate for the nine-month period is lower in 1996 than in 1995. This reflects principally the lesser impact of nondeductible goodwill amortization given higher pretax earnings and a lower income tax expense for certain foreign operations.


   Liquidity and Capital Resources

     Total debt increased $145 million from the second quarter to $285 million. This reflects the financing of the Acme-Cleveland acquisition and increased working capital offset by net earnings. Increased accounts receivable were largely related to the consumer hand tool business which had just entered its peak selling season. The Company anticipates reductions in working capital levels in the fourth quarter.

     The Company's regular quarterly dividend of $.025 per share was declared for holders of record on September 26, 1996, payable on October 25, 1996.

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


                    DANAHER CORPORATION:



   Date: October 17, 1996     By:  /s/ Patrick W. Allender
                              Patrick W. Allender
                              Chief Financial Officer



   Date: October 17, 1996     By:  /s/ C. Scott Brannan
                              C. Scott Brannan
                              Controller