Form 10-K
period 1996-12-31
DANAHER CORP /DE/
filed 1997-03-28
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
   (Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [ X ]              SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996
                                     OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

       Yes  X                             No __


      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [X]

      As of March 27, 1997, the number of shares of common stock outstanding was 58,921,377 and were held by approximately 3,000 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $1.4 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

            EXHIBIT INDEX APPEARS ON PAGE 8
DOCUMENTS INCORPORATED BY REFERENCE

      Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1996. With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

      Part III incorporates certain information by reference from the registrant's proxy statement for its 1997 annual meeting of stockholders. With the exception of the pages of the 1997 Proxy Statement specifically incorporated herein by reference, the 1997 Proxy Statement is not deemed to be filed as part of this Form 10-K.


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

      Tools and Components

       The Tools and Components segment is comprised of the Danaher
      Hand Tool Group (including Special Markets and Professional Tool Division, which includes Armstrong Bros. Tool Co., a premier manufacturer and marketer of industrial hand tools), Matco Tools ("Matco"), Jacobs Chuck Manufacturing Company ("Jacobs"), Iseli Company ("Iseli"), Delta Consolidated Industries, Jacobs Vehicle Systems, Hennessy Industries and the hardware and electrical apparatus lines of Joslyn Manufacturing Company (JMC). This segment is one of the largest domestic producers and distributors of general purpose mechanics' hand tools and automotive specialty tools. Other products manufactured by these companies include tool boxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, custom designed headed tools and components, hardware and components for the power generation and transmission industries, high quality precision socket screws, fasteners, and high quality miniature precision parts.

       The Company's business strategy in this segment is focused on increasing sales to existing customers, broadening channels of distribution, developing new products and achieving production efficiencies and enhanced quality and customer service through "Just-In-Time" and related manufacturing techniques.


       Danaher Tool Group (DTG) is one of the largest domestic producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.'s Craftsman line of mechanics' hand tools for over 50 years. Approximately 80% of the over 100 million pieces sold to Sears annually are sold in tool sets that include from three to 900 pieces. Net sales to Sears were approximately 14% of total Company sales in 1996.

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

      Process/Environmental Controls

       The Process/Environmental Controls segment is comprised of the Veeder-Root Company ("Veeder-Root"), Danaher Controls, Partlow/ Anderson Instruments, Gulton Industries-Graphic Instruments, West Instruments, Ltd., QualiTROL Corporation, A.L. Hyde Company, Hengstler, McCrometer, the controls product line business units of Joslyn Corporation and the operating businesses of Acme-Cleveland Corporation (Namco Controls, M&M Precision Systems, TxPort, Inc. and Communications Technology Corporation) acquired in July, 1996. These companies produce and sell underground storage tank leak detection systems and temperature, level and position sensing devices, power switches and controls, communication line products, power protection products, liquid flow measuring devices, telecommunications products, quality assurance products and systems, and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.

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

       Namco is a leader in part presence, part position and machine status sensing solutions for industrial process automation applications. M&M Precision Systems provides both quality assurance products and systems which enhance both quality and manufacturing effectiveness as well as motion products which are generally components of other devices.


       Telecommunications products include automated data transmission analyzers, single and multi-function test equipment, computerized cable test and database management systems, digital data access devices and molded cable closures and terminals used in outside plant and network applications.

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

      Employee Relations

       At December 31, 1996, the Company employed approximately 11,600 persons. Of these, approximately 1,600 were hourly-rated unionized employees. The Company considers its labor relations to be good.

      Research and Development

       The Company's research and development expenditures were $46,964,000 for 1996, $36,400,000 for 1995 and $26,800,000 for 1994.

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

      Major Customers

       The Company has a customer in the tools segment, Sears, Roebuck and Co. ("Sears"), which accounted for 14% of consolidated sales in 1996. Although the relationship with Sears is long-standing, the Company believes the loss of this business could have an adverse effect on its operations.


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


      Location Principal Use     Owned/Leased
      ......................................................................
      Tools and Components

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

      Sao Paulo,
      Brazil                        Manufacturing        Owned

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

      Lancaster, SC                 Manufacturing Owned

      Moorpark, CA                  Manufacturing Leased

      Paso Robles, CA               Manufacturing Leased

      San Jose, CA                  Manufacturing Owned

      Hemet, CA                     Manufacturing Owned

      Atlanta, GA                   Manufacturing Owned

      Madison, AL                   Manufacturing Leased

      Etobicoke,
      Canada   Manufacturing        Leased

      Highland Heights,
      OH       Manufacturing        Owned

      Herzhorn, Germany             Manufacturing Owned

      West Carollton, OH            Manufacturing Owned

      Loffingen, Germany            Manufacturing Owned

      Tamworth,
      England  Manufacturing        Leased


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


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

               No matters were submitted to a vote of security holders during the fourth quarter of 1996.

      PART II


      ITEMS 5 THROUGH 8.

               The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE


      PART III


      ITEMS 10 THROUGH 13.

               The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 1997 annual meeting, and is incorporated herein by reference.


      PART IV


      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

               a) Document List

                  1. Financial Statements
                      Response to this portion of Item 14 is submitted per the Index to Financial Statement Schedules on page 13 of this report.

                  2. Supplementary Data and Financial Statement Schedules
                      Response to this portion of Item 14 is submitted per the Index to Financial Statement Schedules on page 13 of this report.

                  3. An Index of Exhibits is on page 14 of this report.

                b) Reports on Form 8-K filed in the fourth quarter of
                     1996.

                    NONE

      DANAHER CORPORATION
      INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
      FINANCIAL STATEMENT SCHEDULES

                                                      Page Number in:
                                              Annual Report     Form 10K
                                             To Shareholders
      Annual Report:

      Report of Independent Public
      Accountants on Schedule:                    16

      Financial Statements:

      Consolidated Statements of
      Earnings, year ended December 31,
      1996, 1995, and 1994.                                        16

      Consolidated Balance Sheets,
      December 31, 1996 and 1995                                   17

      Consolidated Statements of
      Cash Flows, years ended
      December 31, 1996, 1995, and 1994                            18

      Consolidated Statements of
      Stockholders' Equity, years
      ended December 31, 1996,
      1995, and 1994                                               19

      Notes to Consolidated
      Financial Statements                                         20

      Supplemental Data:

      Selected Financial Data                                      12

      Market Prices of Common Stock                                29

      Schedules:

      II - Valuation and Qualifying Accounts      17


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


                                        DANAHER CORPORATION



                                        By:    /s/ GEORGE M. SHERMAN
                                               George M. Sherman
                                               President and Chief
                                               Executive Officer

      Date: March 27, 1997


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

      /s/   MORTIMER M. CAPLIN        Director
            Mortimer M. Caplin

      /s/   A. EMMET STEPHENSON, JR.  Director
            A. Emmet Stephenson, Jr.

      /s/   PATRICK W. ALLENDER       Senior Vice President-Chief Financial
            Patrick W. Allender       Officer and Secretary

      /s/   C. SCOTT BRANNAN          Vice President and Controller
            C. Scott Brannan

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



      To Danaher Corporation:

      We have audited in accordance with generally accepted auditing standards, the financial statements included in pages 16 to 26 of the Danaher Corporation and Subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
      The schedule listed in the index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP

      Washington, D.C.
      January 29, 1997

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


      Year Ended December 31, 1996

      Allowances deducted
      from asset accounts:

      Allowance for
      doubtful accounts:   $13,431   $ 5,763   $   507(a) $ 4,833    $14,868


      Year Ended December 31, 1995

      Allowances deducted
      from asset accounts:

      Allowance for                                         4,148
      doubtful accounts:   $11,638   $ 4,847   $ 2,961(a) $ 1,867(b) $13,431


      Year Ended December 31, 1994

      Allowances deducted
      from asset accounts:

      Allowance for
      doubtful accounts    $ 8,043   $ 6,630   $   487(a) $ 3,522    $11,638






      Notes:(a) - Amounts related to businesses acquired.
            (b) - Amounts related to businesses disposed of.

      EXHIBIT 24


      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-32402.

                                     ARTHUR ANDERSEN LLP




      Washington, D.C.
      March 26, 1997