Form 10-Q
period 1997-03-28
DANAHER CORP /DE/
filed 1997-04-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
         (Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         [ X ]       SECURITIES AND EXCHANGE ACT OF 1934
                     For the Quarter ended March 28, 1997

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

               Yes  X                           No


        The number of shares of common stock outstanding at April 17, 1997 was
                58,922,117.
                        DANAHER CORPORATION

                                    INDEX

                                  FORM 10-Q

        PART I  -   FINANCIAL INFORMATION                      Page

             Item 1.     Financial Statements

             Consolidated Condensed Balance Sheets
             at March 28, 1997 and December 31, 1996           1

             Consolidated Condensed Statements of
             Earnings for the three months ended
             March 28, 1997 and March 29, 1996                 2

             Consolidated Condensed Statements of
             Cash Flows for the three months ended
             March 28, 1997 and March 29, 1996                 3

             Notes to Consolidated Condensed
             Financial Statements                              4-5

             Item 2.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                           6-7

        PART II -   OTHER INFORMATION

             Item 6.     Exhibits and Reports on Form 8-K      7
                         (27)  Financial Data Schedules


                            DANAHER CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (000's omitted)

                                              March 28,   December 31,
                                                1997           1996
                                             (unaudited)     (NOTE 1)
                         ASSETS
        Current Assets:
          Cash and equivalents               $   38,554    $   26,444
          Accounts receivable, net              280,991       266,668
          Inventories:
        Finished goods                           97,856        88,083
        Work in process                          46,433        49,681
        Raw material and supplies                74,348        66,472
        Total inventories                       218,637       204,236
          Prepaid expenses and other
           current assets                        40,104        49,393
        Total current assets                    578,286       546,741

        Property, plant and equipment, net
          of accumulated depreciation of
          $230,975 and $218,830, respectively   324,850       319,606
        Other assets                            100,343       105,903
        Excess of cost over net assets of
          acquired companies, net               791,179       792,824
        Total assets                         $1,794,658    $1,765,074

                     LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
          Notes payable and current
            portion of long-term debt        $   18,464    $   16,757
          Accounts payable                      119,458       110,194
          Accrued expenses                      379,161       347,622
        Total current liabilities               517,083       474,573
        Other liabilities                       269,212       270,670
        Long-term debt                          190,900       219,570
        Stockholders' equity:
          Common stock - $.01 par value             642           642
          Additional paid-in capital            334,398       333,587
          Retained earnings                     536,838       506,773
          Cumulative foreign translation
           adjustment and other                  (4,816)        8,858
          Treasury stock                        (49,599)      (49,599)
        Total stockholders' equity              817,463       800,261
         Total liabilities and
        stockholders' equity                 $1,794,658    $1,765,074


                See notes to consolidated condensed financial statements.



                                 DANAHER CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (000's omitted except per share amounts)
                                     (unaudited)

                                              Three Months Ended
                                             March 28,   March 29,
                                               1997        1996

     Net sales                            $  466,441     $ 409,557
     Cost of sales                           318,961       285,264
     Selling, general and
        administrative expenses               86,266        72,872
     Goodwill and other amortization           5,757         4,293
     Total operating expenses                410,984       362,429
     Operating profit                         55,457        47,128
     Interest expense, net                     3,864         2,983
     Earnings from continuing operations
     before income taxes                      51,593        44,145
     Income taxes                             20,058        17,217
     Earnings from continuing operations      31,535        26,928
     Gain on sale of discontinued operations,
        net of income taxes of $-0-             --          79,811

     Net earnings                         $   31,535   $   106,739

     Per share:
     Continuing operations                   $ .52          $ .45
     Discontinued operations                    -            1.34
     Net earnings                            $ .52          $1.79
     Average common stock and common
     equivalent shares outstanding        60,378,418    59,680,406


     See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (000's omitted)
                                        (unaudited)

                                                        Three Months Ended
                                                     March 28,       March 29,
                                                       1997            1996

     Cash flows from operating activities:
     Net earnings from operations                   $ 31,535         $ 26,928
     Noncash items, depreciation and
      amortization                                    18,930           16,818
      Increase in accounts receivable                (14,767)         (22,075)
     Increase in inventories                          (5,303)            (785)
     Increase in accounts payable1                     2,427            4,071
     Change in other assets and liabilities           38,582            9,566
     Total operating cash flows                       81,404           34,523

     Cash flows from investing activities:
     Sale of Fayette Tubular Products                   --            155,000
       Payments for additions to property,
        plant, and equipment, net                     (7,687)         (12,107)
       Cash paid for acquisitions                    (33,311)         (25,073)
       Net cash provided by (used in)
        investing activities                         (40,998)         117,820

     Cash flows from financing activities:
     Acquisition of treasury stock                      --            (12,110)
     Proceeds from issuance of common stock              811              726
     Dividends paid                                   (1,470)          (1,163)
     Repayment of debt                               (26,963)        (131,842)
     Net cash used in financing activities           (27,622)        (144,389)

     Effect of exchange rate changes on cash            (674)             (25)
     Net change in cash and equivalents               12,110            7,929
     Beginning balance of cash equivalents            26,444            7,938
     Ending balance of cash equivalents             $ 38,554        $  15,867

     Supplemental disclosures:
     Cash interest payments                         $  1,375        $   1,551
     Cash income tax payments                       $  1,780        $  16,180


     See notes to consolidated condensed financial statements.

                                 DANAHER CORPORATION
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL
     STATEMENTS
                                     (unaudited)

     NOTE 1.   GENERAL

          The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

           In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 28, 1997 and December 31, 1996, its results of operations for the three months ended March 28, 1997 and March 29, 1996, and its cash flows for the three months ended March 28, 1997 and March 29, 1996.

     NOTE 2.   ACQUISITION OF ACME-CLEVELAND CORPORATION

          The Company obtained control of Acme-Cleveland Corporation as of July 2, 1996. Total consideration was approximately $200 million. The fair value of assets acquired were approximately $240 million and approximately $40 million of liabilities was assumed. The transaction is being accounted for as a purchase. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.

          The unaudited pro forma information for the period set forth below gives effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. (unaudited, 000's omitted except per share amounts):

                              Year Ended         Quarter Ended
                              December 31,         March 29,
                                 1996                1996

          Net Sales          $ 1,885,700          $ 444,726

          Net Earnings           129,197             27,497

          Earnings per
          Share                    $2.15              $ .46


     NOTE 3.   DISCONTINUED OPERATIONS

          In January, 1996, the Company sold its Fayette Tubular Products (Fayette) subsidiary for $155 million in cash. A gain of $79.8 million was recognized in the first quarter of 1996.


     NOTE 4.   NONRECURRING TRANSACTIONS

          The Company sold its investment in Tylan General Corporation and recognized a gain of approximately $3.5 million before income taxes in the first quarter of 1997. This was offset by a charge to close facilities within the Hengstler subsidiary and relocate work to an existing company facility.


     NOTE 5.   EARNINGS PER SHARE

          Statement of Financial Accounting Standards Number 128 will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share will not include stock options as common stock equivalents and will be higher than previously reported primary earnings per share. Diluted earnings per share will equal previously reported primary earnings per share under the Company's current capital structure. The pro-forma impact on previously reported 1996 and first quarter 1997 earnings per share would be as shown below.


                                        Year           First Quarter
                                        1996         1997         1996

     Average shares outstanding      58,623,470  59,116,974  58,380,081
     (basic earnings per share)

     Stock option equivalents         1,331,166   1,261,444   1,300,325

     Average shares and equivalents  59,954,636  60,378,418  59,680,406
     (diluted earnings per share)

     Continuing operations-
       Basic earnings per share        $2.18        $.53         $.46
       Diluted earnings per share      $2.13        $.52         $.45


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

          Net Sales for the first quarter of 1997 of $466.4 million were 14% higher than the 1996 quarter. Sales were higher in both business segments. Of this increase, acquisitions accounted for approximately 10% and companies included in both periods accounted for 4%. Increases in the volume of shipments in all business segments provided this growth.

          Gross profit margin for the first quarter of 1997, as a percentage of sales, was 31.6%, which represents a 1.3 percentage point increase from 1996 levels. This results both from the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

          Selling, general and administrative expenses for the 1997 first quarter were 18% higher than in 1996 because of higher sales levels. As a percentage of sales, these costs increased to 18.5% from 17.8% in 1996, as a result of the acquired businesses which have a higher overall selling expense structure than the existing business units.

          Interest expense of $3,864,000 in 1997 was higher than the corresponding 1996 period. Total debt levels were higher in 1997, reflecting the acquisitions made in 1996.

          The 1997 effective tax rate of 39.0% is identical to the 1996 effective rate.

     Liquidity and Capital Resources

          During the first quarter of 1997, the Company experienced increases in accounts receivable, inventory, and accounts payable. This is principally due to the lower activity levels experienced in the last weeks of the 1996 year due to the holiday season. Total debt under the Company's borrowing facilities decreased to $209.4 million at March 28, 1997, compared to $236.3 million at December 31, 1996, due to the earnings for the quarter and proceeds from the sale of securities (see Note 4) offset principally by funds expended for acquisitions.

          The Company declared a regular quarterly dividend of $.025 per share payable on April 25, 1997, to holders of record on March 21, 1997.

               The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.


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

                              DANAHER CORPORATION:



     Date:    April 17, 1997      By:/s/ Patrick W. Allender
                                     Patrick W. Allender
                                     Chief Financial Officer


     Date:    April 17, 1997      By:/s/ C. Scott Brannan
                                     C. Scott Brannan
                                     Controller