Form 10-Q
period 1997-06-27
DANAHER CORP /DE/
filed 1997-07-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                                FORM 10-Q
    (Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    [ X ]   SECURITIES AND EXCHANGE ACT OF 1934
            For the Quarter ended June 27, 1997
                            OR
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

                    Yes  X            No


    The number of shares of common stock outstanding at July 17, 1997 was 58,424,737.

                        DANAHER CORPORATION

                               INDEX

                             FORM 10-Q


    PART I  - FINANCIAL INFORMATION                        Page

       Item 1.   Financial Statements

                 Consolidated Condensed Balance Sheet
                 at June 27, 1997 and December 31, 1996      3

                 Consolidated Condensed Statements of
                 Earnings for the three months and
                 six months ended June 27, 1997 and
                 June 28, 1996                               4

                 Consolidated Condensed Statements of
                 Cash Flow for the six months ended
                 June 27, 1997 and June 28, 1996             5

                 Notes to Consolidated Condensed
                 Financial Statements                        6-8

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                   8-9

    PART II - OTHER INFORMATION

        Item 6. (a)  Exhibits:                               9
                  (27)  Financial Data Schedules

                (b)  Reports on Form 8-K: None

                        DANAHER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS
                          (000's omitted)

                                          June 27,       December 31,
                                            1997            1996
                                        (unaudited)
                      ASSETS
    Current Assets:
     Cash and cash equivalents           $  35,048      $  26,444
     Accounts receivable, net              290,528        266,668
     Inventories:
       Finished goods                       96,301         88,083
       Work in process                      46,968         49,681
       Raw material and supplies            72,477         66,472
            Total inventories              215,746        204,236
     Prepaid expenses and other
       current assets                       44,427         49,393
            Total current assets           585,749        546,741
     Property, plant and equipment, net
       of accumulated depreciation of
       $244,487 and $218,830,
       respectively                        327,580        319,606
     Other assets                           94,612        105,903
     Excess of cost over net assets of
        acquired companies, net            811,223        792,824
              Total assets              $1,819,164     $1,765,074

                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
     Notes payable and current
       portion of long-term debt        $   24,837     $   16,757
     Accounts payable                      123,634        110,194
     Accrued expenses                      373,997        347,622
       Total current liabilities           522,468        474,573
    Other liabilities                      270,479        270,670
    Long-term debt                         190,885        219,570
    Stockholders' equity:
      Common stock-$.01 par value              642            642
      Additional paid-in capital           334,616        333,587
      Retained earnings                    573,628        506,773
      Cumulative foreign translation
         adjustment and other               (4,113)         8,858
      Treasury Stock                       (69,441)       (49,599)
    Total stockholders' equity             835,332        800,261
      Total liabilities and
       stockholders' equity             $1,819,164      $1,765,074

         See notes to consolidated condensed financial statements.
                        DANAHER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             (000's omitted except per share amounts)
                            (unaudited)


                                Quarter Ended              Six Months Ended
                             June 27,     June 28,      June 27,     June 28,
                               1997        1996           1997         1996

Net revenues                 $502,789    $434,897       $969,230     $844,454
 Operating costs and expenses:
  Cost of sales               338,725     296,909        657,686      582,173
  Selling, general and
   administrative expenses     92,266      76,934        178,532      149,806
  Goodwill and other
   amortization                 5,856       4,752         11,613        9,045
  Total operating costs and
   expenses                   436,847     378,595        847,831      741,024
Operating profit               65,942      56,302        121,399      103,430
Interest expense, net           3,236       2,981          7,100        5,964
 Earnings from continuing
 operations before income
 taxes                         62,706      53,321        114,299       97,466
Income taxes                   24,448      20,796         44,506       38,013
 Earnings from continuing
  operations                 $ 38,258    $ 32,525       $ 69,793     $ 59,453
 Gain from sale of dis-
  continued operations,
  net of taxes of $ -0-.           -           -              -        79,811
Net Earnings                 $ 38,258    $ 32,525       $ 69,793     $139,264

Per Share:
From continuing operations     $ .64       $ .54         $ 1.16       $ .99
From discontinued operations      -           -              -         1.33
Net earnings                   $ .64       $ .54         $ 1.16       $2.33

Average common stock and
 equivalent shares
 outstanding                 60,029,047  59,932,305    60,203,733   59,806,356


    See notes to consolidated condensed financial statements.

                           DANAHER CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (000's omitted)
                               (unaudited)

                                               Six Months Ended
                                            June 27,       June 28,
                                              1997           1996

    Cash flows from operating activities:
     Net earnings from operations           $  69,793     $ 59,453
     Noncash items, depreciation
      and amortization                         38,273       33,033
     Increase in accounts receivable          (21,769)     (31,382)
     (Increase) decrease in inventories        (1,270)       7,199
     Increase in accounts payable              10,654        8,847
     Change in other assets and liabilities    40,188      (14,542)
        Total operating cash flows            135,869       62,608

    Cash flows from investing activities:
     Sale of Fayette Tubular Products          --          155,000
     Payments for additions to property,
       plant, and equipment, net              (25,976)     (21,130)
     Cash paid for acquisitions               (58,962)     (37,701)
      Net cash provided by (used in)
       investing activities                   (84,938)      96,169

    Cash flows from financing activities:
     Acquisition of treasury stock            (19,842)     (12,110)
     Proceeds from issuance of common stock     1,029        1,470
     Repayments of debt                       (20,605)    (144,545)
     Payment of dividends                      (2,938)      (2,333)
      Net cash used in financing activities   (42,356)    (157,518)

    Effect of exchange rate changes on cash        29          (28)
    Net change in cash and cash equivalents     8,604        1,231
    Beginning balance of cash and cash
      equivalents                              26,444        7,938
    Ending balance of cash and cash
      equivalents                           $  35,048     $  9,169

    Supplemental disclosures:
     Cash interest payments                 $   6,693     $  6,631
     Cash income tax payments               $  44,266     $ 47,546


        See notes to consolidated condensed financial statements.
                           DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (unaudited)

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

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 27, 1997 and December 31, 1996, its results of operations for the three months and six months ended June 27, 1997 and June 28, 1996, and its cash flows for the six months ended June 27, 1997 and June 28, 1996.


    NOTE 2.    ACQUISITION OF ACME-CLEVELAND CORPORATION

          The Company obtained control of Acme-Cleveland Corporation
    (Acme) as of July 2, 1996. Total consideration for Acme was approximately $200 million. The fair value of assets acquired was approximately $240 million and approximately $40 million of liabilities were assumed. The transaction was accounted for as a purchase.

          The unaudited pro forma information for the period set forth below give effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):

                          Year Ended      Six Months Ended
                          December 31         June 28,
                             1996               1996

    Net Sales             $1,885,700        $ 918,276
    Net Earnings             129,197           60,691
    Earnings per Share        $ 2.15           $ 1.01


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


    NOTE 5.    EARNINGS PER SHARE

          Statement of Financial Accounting Standards Number 128 will change the reporting of earnings per share effective in the fourth quarter of 1997. Basic earnings per share will not include stock options as common stock equivalents and will be higher than previously reported primary earnings per share. Diluted earnings per share will equal previously reported primary earnings per share under the company's current capital structure. The pro-forma impact on previously reported 1996 and 1997 earnings per share would be as shown below.

                        Year           Six Months           Quarter
                        1996        1997       1996      1997        1996
Average shares
 outstanding (basic
 earnings per share) 58,623,470  58,887,111  58,458,103  58,657,248 58,536,124

Stock option
 equivalents          1,331,166  1,316,622    1,348,253   1,371,799 1,396,181

Average shares and
 equivalents (diluted
 earnings per share) 59,954,636  60,203,733  59,806,356  60,029,047 59,932,305

Continuing operations-
 Basic earnings per share   $2.18    $1.19     $1.02        $.65        $.56
 Diluted earnings per share $2.13    $1.16     $ .99        $.64        $.54


    NOTE 6.    TENDER OFFER FOR EXIDE ELECTRONICS GROUP, INC.

          On July 10, 1997, the Company proposed to acquire all outstanding shares of Exide Electronics Group, Inc. for approximately $230 million in a merger transaction whereby Exide Electronics Group, Inc. shareholders would receive $20 per share in cash. If the merger is completed, which remains uncertain as of the date of this quarterly report, the Exide Electronics Group, Inc. businesses would be an addition to the Company's Process/ Environmental Controls business segment.


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

    Results of Operations

          Net sales for the 1997 quarter were 15.6% higher than the 1996 quarter. Net sales for the six-month period were 14.8% higher than the corresponding period in 1996. This is principally due to continued increases in market share in all segments, with comparable companies accounting for approximately 4% of sales growth in both the quarter and six-month periods.

          Gross profit margin in 1997, as a percentage of sales, was approximately 32.6% for the quarter and 32.1% for the six-month period, an increase of .9 and 1.0 percentage points, respectively, from 1996 levels. The gross margin increase was attributable to both the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

          Selling, general and administrative expenses for the 1997 quarter and six-month period increased in total dollars principally due to the higher volume levels. Selling, general and administrative expenses as a percentage of sales was 18.4% for both the 1997 quarter and the six month period. This represents an increase of .7 percentage points from prior periods. This reflects principally the impact of the acquired businesses which have a higher overall selling expense structure than the existing business units.


     Interest expense for the quarter and six-month period was 8.6% and 19.0% higher than the 1996 levels, due to higher average debt levels, principally due to acquisitions made in 1996.

          The effective tax rate for both the second quarter and six-month periods is approximately equal for 1997 and 1996.


    Liquidity and Capital Resources

          Since December 31, 1996, the Company has experienced increases in accounts receivable and accounts payable. This is due to the lower activity levels experienced in the last weeks of 1996 caused by the holiday season. During the second quarter, the Company acquired 500,000 shares of treasury stock at an average cost of $39.70 per share. Total debt decreased to $215.7 million at June 27, 1997, primarily as a result of strong operating performance, offset by cash paid for acquisitions, the acquisition of treasury stock, and the increase in working capital discussed above.

          A regular quarterly dividend of $.025 share was declared, payable on July 25, 1997 to holders of record on June 27, 1997.

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



                      DANAHER CORPORATION:



    Date:  July 17, 1997     By: /s/ Patrick W. Allender
                                 Patrick W. Allender
                                 Chief Financial Officer


    Date:  July 17, 1997     By: /s/ C. Scott Brannan
                                 C. Scott Brannan
                                 Controller