Form 10-Q
period 1997-09-26
DANAHER CORP /DE/
filed 1997-10-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

   (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]                 SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 26, 1997

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

          Yes  X                                       No


The number of shares of common stock outstanding at October 20, 1997 was 58,452,152.

                              DANAHER CORPORATION

                                     INDEX
                                   FORM 10-Q

PART I  - FINANCIAL INFORMATION                                 Page

          Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          at September 26, 1997 and December 31, 1996 .  . . . . 1

          Consolidated Condensed Statements of
          Earnings for the three months and
          nine months ended September 26, 1997
          and September 27, 1996. . . . . . . . . . . .. . . .   2

          Consolidated Condensed Statements of
          Cash Flow for the nine months ended
          September 26, 1997 and September 27, 1996  . . . . .   3

          Notes to Consolidated Condensed
          Financial Statements. . . . . . . . . . . .  . . . . . 4

          Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . .  6

          Liquidity and Capital Resources.  . . . . . . . . . .  6

PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings    . . . . . . . . . . .   7

          Item 2.   Change in Securities. . . . . . . . . . . .  7

          Item 3.   Defaults Upon Senior Securities .  . . . . . 7

          Item 4.   Submission of matters to a vote of
                    Security Holders. . . . . . . . . . . . . .  7

          Item 5.   Other Information . . . . . . . .. . . . . . 7

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . 7

                              DANAHER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000's omitted)

                                   September 26,      December 31,
                                      1997                1996
                                                        (NOTE 1)
    ASSETS

Current Assets:
  Cash and cash equivalents         $   22,764       $   26,444
  Accounts receivable, net             322,066          266,668
  Inventories:
    Finished goods                      97,927           88,083
    Work in process                     50,948           49,681
    Raw material and supplies           77,213           66,472
Total inventories                      226,088          204,236
  Prepaid expenses and other
   current assets                       52,060           49,393
  Total current assets                 622,978          546,741
Property, plant and equipment, net
   of accumulated depreciation of
   $255,905 and $218,830,
   respectively                        331,790          319,606
Other assets                           101,810          105,903
Excess of cost over net assets of
   acquired companies, net             858,233          792,824
  Total assets                      $1,914,811       $1,765,074

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current
     portion of long-term debt      $   19,122       $   16,757
   Accounts payable                    130,374          110,194
   Accrued expenses                    425,523          347,622
  Total current liabilities            575,019          474,573
Other liabilities                      269,031          270,670
Long-term debt                         200,402          219,570
Stockholders' equity:
   Common stock - $.01 par value           642              642
   Additional paid-in capital          335,013          333,587
   Retained earnings                   613,934          506,773
   Cumulative foreign translation
    adjustment and other                (9,789)           8,858
   Treasury stock                      (69,441)         (49,599)
Total stockholders' equity             870,359          800,261
  Total liabilities and
   stockholders' equity             $1,914,811       $1,765,074

See notes to consolidated condensed financial statements.

                             DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   (000's omitted except per share amounts)
                                 (unaudited)

                              Quarter Ended            Nine Months Ended
                           Sept. 26,    Sept. 27,     Sept 26,      Sept. 27,
                             1997       1996           1997           1996

Net revenues              $516,601     $470,787     $1,485,831   $1,315,241

Operating costs and
 expenses:
  Cost of sales            343,467      321,766      1,001,153      903,939
  Selling, general and
   administrative expenses  95,851       83,266        274,383      233,072
  Goodwill and other
    amortization             5,900        5,462         17,513       14,507
  Total operating costs
    and expenses           445,218      410,494      1,293,049    1,151,518

Operating profit            71,383       60,293        192,782      163,723

Interest expense, net        2,891        5,248          9,991       11,212

Earnings from continuing
 operations before income
 taxes                      68,492       55,045        182,791      152,511

Income taxes                26,711       21,468         71,217       59,481

Earnings from continuing
 operations               $ 41,781     $ 33,577     $  111,574   $   93,030

Gain on sale of discontinued
 operations, net of taxes
 of $ -0-                    --           --             --          79,811

Net Earnings              $ 41,781     $ 33,577     $  111,574   $  172,841

Per Share:
  From continuing
    operations             $ .69        $ .56         $ 1.85        $ 1.55
  From discontinued
    operations                --          --            --            1.33
  Net earnings             $ .69        $ .56         $ 1.85        $ 2.88

Average common stock and
 equivalent shares
 outstanding            60,242,750   60,045,807    60,216,738    59,970,139



See notes to consolidated condensed financial statements.

                            DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (000's omitted)
                                 (unaudited)

                                             Nine Months Ended

                                      Sept. 26, 1997    Sept. 27, 1996
Cash flows from operating activities:
   Net earnings from operations          $  111,574         $   93,030
   Noncash items, depreciation
      and amortization                       56,769             51,325
   Increase in accounts receivable          (42,199)           (44,174)
   (Increase) decrease in inventories          (441)             9,147
   Increase in accounts payable              14,390             11,466
   Change in other assets and
      liabilities                            80,338             26,085
         Total operating cash flows         220,431            146,879

Cash flows from investing activities:
   Sale of Fayette Tubular Products           --               155,000
   Payments for additions to property,
      plant and equipment, net              (36,994)           (38,731)
   Cash paid for acquisitions              (147,238)          (235,503)
   Net cash used in investing activities   (184,232)          (119,234)

Cash flow from financing activities:
   Acquisition of treasury stock            (19,842)           (12,110)
   Proceeds from issuance of common stock     1,426              1,796
   Borrowings (repayments) of debt          (16,803)               534
   Payment of dividends                      (4,413)            (3,772)
    Net cash provided by (used in)
      financing activities                  (39,632)           (13,562)

Effect of exchange rate changes on cash        (247)               (82)

Net change in cash and cash equivalents      (3,680)            14,011

Beginning balance of cash and cash
   equivalents                               26,444              7,938

Ending balance of cash and cash
   equivalents                           $   22,764         $   21,949

Supplemental disclosures:
  Cash interest payments                 $    9,584         $   11,659
  Cash income tax payments               $   49,441         $   52,588



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

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 26, 1997 and December 31, 1996, its results of operations for the three months and nine months ended September 26, 1997 and September 27, 1996, and its cash flows for the nine months ended September 26, 1997 and September 27, 1996.


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


                         Year Ended      Nine Months Ended
                         December 31,       September 27,
                            1996               1996

   Net Sales              $1,885,700         $1,389,063

   Net Earnings              129,197             94,268

   Earnings per Share         $ 2.15                $1.57


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

                         Year           Nine Months
                         1996        1997        1996

Average shares
 outstanding (basic   58,623,470  58,804,608   58,510,944
 earnings per share)

Stock option
 equivalents           1,331,166   1,412,130    1,459,195

Average shares and
 equivalents (diluted 59,954,636  60,216,738   59,970,139
 earnings per share)

Continuing operations-
  Basic earnings per share   $2.18    $1.90     $1.59
  Diluted earnings per share $2.13    $1.85     $1.55

  (Continued)

                                 Quarter
                            1997        1996

Average shares
 outstanding (basic      58,639,603   58,616,627
 earnings per share)

Stock option
 equivalents               1,603,147    1,429,180

Average shares and
 equivalents (diluted     60,242,750   60,045,807
 earnings per share)

Continuing operations-
  Basic earnings per share    $ .71        $.57
  Diluted earnings per share  $ .69        $.56


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


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     Net revenues for the 1997 quarter and nine-month period were 10% and 13% higher compared to the corresponding periods in 1996. Customer demand was higher in all business segments. Acquisitions accounted for approximately 4% and 8% of sales growth in the quarter and the nine-month period.

     Gross profit margins for the 1997 third quarter and nine-month period, as a percentage of sales, were approximately 33.5% and 32.6%, respectively. For the quarter and nine-month period, gross profit margins are up 1.8 and 1.3 percentage points because the acquired companies provide a higher gross margin and productivity improvements within the existing business units were experienced.

     Selling, general and administrative expenses for the 1997 third quarter as a percentage of sales were approximately 0.9 percentage points higher than the 1996 level. For the 1997 nine-month period, these costs as a percentage of sales are also higher principally due to the higher overall selling expense structure of the acquired businesses.

     Interest expense for the 1997 quarter and nine-month period was 45% and 11% less than the 1996 levels due to lower average debt levels, principally due to strong operating cash flows.

     The effective tax rate is identical for all 1997 and 1996 periods.

  Liquidity and Capital Resources

     Total debt increased $3.8 million from the second quarter to $219.5 million. This reflects funds expended for the acquisition of Gems Sensors, offset by strong operating cash flows. The Company anticipates reductions in working capital levels in the fourth quarter.

     The Company's regular quarterly dividend of $.025 per share was declared for holders of record on September 26, 1997 payable on October 31, 1997.

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


                    DANAHER CORPORATION:



  Date: October 21, 1997 By:  /s/ Patrick W. Allender
                              Patrick W. Allender
                              Chief Financial Officer



  Date: October 21, 1997 By:  /s/ C. Scott Brannan
                              C. Scott Brannan
                              Controller