Form 10-K
period 1997-12-31
DANAHER CORP /DE/
filed 1998-03-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-K
  (Mark One)

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  [ X ]              SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
                                 OR
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____to___Commission File
  Number:1-8089

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

       Yes  X                             No __


    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [X]

    As of March 16, 1998, the number of shares of common stock outstanding was 58,537,110 and were held by approximately 3,000 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $2.5 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

        EXHIBIT INDEX APPEARS ON PAGE 8
DOCUMENTS INCORPORATED BY REFERENCE

    Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1997. With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

    Part III incorporates certain information by reference from the registrant's proxy statement for its 1998 annual meeting of stockholders. With the exception of the pages of the 1998 Proxy Statement specifically incorporated herein by reference, the 1998 Proxy Statement is not deemed to be filed as part of this Form 10-K.

    Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of
    Section 27A of the Securities Act and Section 21E of the Exchange Act.
    All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.
    These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationship with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, changes in regulations (particularly environmental regulations) which could affect demand for products in the Process/Environmental Controls segment and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing.


    ITEM 1.  BUSINESS


       The Company conducts its operations through two business segments:
    Tools and Components and Process/Environmental Controls.

    Tools and Components

       The Tools and Components segment is comprised of the Danaher Hand Tool Group (including Special Markets, Professional Tool Division and Asian Tool Division), Matco Tools ("Matco"), Jacobs Chuck Manufacturing Company ("Jacobs"), Delta Consolidated Industries, Jacobs Vehicle Systems Company, Hennessy Industries and the hardware and electrical apparatus lines of Joslyn Manufacturing Company (JMC). This segment is one of the largest domestic producers and distributors of general purpose mechanics' hand tools and automotive specialty tools. Other products manufactured by these companies include tool boxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, custom designed headed tools and components, hardware and components for the power generation and transmission industries, high quality precision socket screws, fasteners, and high quality miniature precision parts.

       The Company's business strategy in this segment is focused on increasing sales to existing customers, broadening channels of distribution, developing new products, geographic expansion and achieving production efficiencies and enhanced quality and customer service through "Just-In-Time" and related manufacturing techniques.

       Danaher Tool Group (DTG) is one of the largest domestic producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal
    manufacturer of Sears, Roebuck and Co.'s Craftsman   line of mechanics'
    hand tools for over 50 years. Approximately 80% of the over 100 million pieces sold to Sears annually are sold in tool sets that include from three to 900 pieces. Net sales to Sears were approximately 13% of total Company sales in 1997.

       DTG's Special Markets Group sells to Sears under a five year evergreen agreement, that requires Sears to purchase a significant portion of its annual requirements for its private-label Craftsman mechanics' hand tool line from DTG, subject to certain conditions.

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

       Professional mechanics' tools are distributed by Matco which has approximately 1,300 independent mobile distributors who sell primarily to individual professional mechanics. Matco is one of the leading suppliers in this market.

       The Company believes Jacobs is the market leader in the drill chuck business with its highly respected and well recognized brand name.

       The Company believes Delta is the market leader in boxes and other storage containers serving the vehicle aftermarket and manufactures and markets containers serving numerous specialty areas.

       Wheel service equipment is manufactured under the Coats , Bada and Ammco brand names. Products include tire changers, wheel balancers, wheel weights and brake service equipment. Wheel service equipment is sold primarily to wholesale distributors and national accounts. These markets are served by the Company's sales personnel.

       Diesel engine retarders are manufactured at Jacobs Vehicle Systems Company. The "Jake Brake " technology was developed by Jacobs Vehicle and represents the leading brand of engine retarders. The product is sold by Jacobs' sales personnel to original equipment manufacturers and aftermarket distributors.

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

    Process/Environmental Controls

       The Process/Environmental Controls segment is comprised of the Veeder-Root Company ("Veeder-Root"), Danaher Controls, Partlow/West, Anderson Instruments, West Instruments, QualiTROL Corporation, A.L. Hyde Company, Hengstler, McCrometer, the controls product line business units of Joslyn Corporation, Namco Controls, Dolan-Jenner, M&M Precision Systems, TxPort, Communications Technology Corporation and Gems Sensors, acquired in August, 1997. These companies produce and sell underground storage tank leak detection systems and temperature, level and position sensing devices, power switches and controls, communication line products, power protection products, liquid flow measuring devices, telecommunications products, quality assurance products and systems, and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.

       The Company's strategy in the Process/Environmental Controls segment is to concentrate on the rapid expansion of its environmental controls product line, including the Veeder-Root storage tank leak detection systems business. The Company believes that Veeder-Root is the premier manufacturer of state-of-the-art tank measuring and leak detection systems for underground fuel storage tanks and, accordingly, is uniquely positioned to respond to the increased demand for these products fueled by environmental regulations.

       The Company is also expanding its other offerings in the environmental controls product line to encompass applications related to markets other than petroleum storage and to address nonregulatory business requirements. This expansion program includes both internally developed new product offerings as well as selective product line acquisitions.

       In its instruments product line, the Company's strategy is to continue enhancing its global controls and instrument position by both new product development and complementary acquisitions. The companies within the Instrument Group have significant synergies in both product offerings and channels of distribution. The Company's plan is to leverage these synergies in product design, engineering and manufacturing, and product marketing.

       Namco is a provider of part presence, part position and machine status sensing solutions for industrial process automation applications. M&M Precision Systems provides both quality assurance products and systems which enhance both quality and manufacturing effectiveness as well as motion products which are generally components of other devices.

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

       In March, 1998, the Company acquired Pacific Scientific Company. Pacific Scientific has two major business segments: (i) Electrical Equipment and (ii) Safety Equipment. Nearly half of the Company's sales consists of electric motors, drives and controls. These electric motors and controls are sold primarily to original equipment manufacturers who incorporate them into a wide variety of products. Pacific Scientific motors are used in factory automation, medical, printing, plastic extrusion and molding, paper converting, vending, textile, aerospace, fitness and many other types of equipment. Safety equipment includes mainly fire detection and suppression equipment, crew restraints, flight control and pyrotechnic devices. Safety equipment is sold mainly in the aviation and aerospace industry. The Company also provides worldwide sales, service and repair of its products for airlines and other users of safety equipment. Operating results from Pacific Scientific will be included with the Company's results, beginning with the first quarter of 1998.

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

    Employee Relations

       At December 31, 1997, the Company employed approximately 13,200 persons. Of these, approximately 2,200 were hourly-rated unionized employees. The Company considers its labor relations to be good.

    Research and Development

       The Company's research and development expenditures were $57,008,000 for 1997, $46,964,000 for 1996 and $36,400,000 for 1995.

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

       JMC previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. The Company has made a provision for environmental remediation; however, there can be no assurance that estimates of environmental liabilities will not change.

       In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company believes that its liability, if any, for past or current waste handling practices will not have a material adverse effect on its results of operation, financial condition and cash flow.

       The Company must also comply with various federal, state and local safety regulations in connection with its operations. The Company's compliance with these regulations has had no material adverse effect on its financial condition.

    Major Customers

       The Company has a customer in the tools segment, Sears, Roebuck and Co. ("Sears"), which accounted for 13% of consolidated sales in 1997. Although the relationship with Sears is long-standing, the Company believes the loss or material reduction of this business could have a material adverse effect on its operations.


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

    Chicago, IL (3)                   Manufacturing Owned

    Bloomfield, CT                    Manufacturing Owned

    LaVergne, TN Manufacturing        Owned

    Bowling Green, KY                 Manufacturing Owned

    Suzhou, China                     Manufacturing Owned

    Shanghai, China                   Manufacturing Owned

    Taichung, Taiwan                  Manufacturing Leased

    Dallas, TX   Manufacturing        Leased


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

    Brighton,
    England      Manufacturing        Leased

    Aldingen,
    Germany      Manufacturing        Owned

    Aldingen,
    Germany (2)  Manufacturing        Leased

    Wehingen,
    Germany (2)  Manufacturing        Leased

    Eatontown, NJ                     Distribution  Leased

    Broxbourne,
    England      Distribution         Leased

    Cleveland, OH (3)                 Manufacturing Owned

    Goleta, CA   Manufacturing        Owned

    Lachine, Quebec                   Manufacturing Leased

    Lancaster, SC                     Manufacturing Owned

    Moorpark, CA Manufacturing        Leased

    Paso Robles, CA                   Manufacturing Leased

    San Jose, CA Manufacturing        Owned

    Hemet, CA    Manufacturing        Owned

    Atlanta, GA  Manufacturing        Owned

    Madison, AL  Manufacturing        Leased

    Etobicoke,
    Canada       Manufacturing        Leased

    Highland Heights,
    OH           Manufacturing        Owned

    Herzhorn, Germany                 Manufacturing Owned

    West Carollton, OH                Manufacturing Owned

    Loffingen, Germany                Manufacturing Owned

    Tamworth,
    England      Manufacturing        Leased

    Basingstoke,
    England      Manufacturing        Owned

    Baretswil,
    Switzerland  Manufacturing        Owned

    Plainville, CT                    Manufacturing Owned


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


    ITEM 3.  LEGAL PROCEEDINGS

     A former subsidiary of the Company is engaged in litigation in several states with respect to product liability. The principal case, Patton, et al v. Chicago Pneumatic Tool Company, was filed in United States District Court in Jackson Co., MS in 1989. There are other related cases. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs, in state and federal courts. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The cases are in preliminary stages of discovery and pleading and the Company intends to defend its position vigorously. The Company's maximum indemnification obligation under the contract is approximately $85,000,000. The Company believes it has insurance coverage for all or a substantial part of the damages, if any. The outcome of this litigation is not currently predictable.

     JMC is a defendant in a class action tort suit, Henry L. Johnson, et. al. v. Lincoln Creosote Company, Inc., et. al., filed in the 26th Judicial District Court of the State of Louisiana, in Bossier Parish, Louisiana. The suit alleges exposure to chemicals and property devaluation resulting from wood treating operations previously conducted at a Louisiana site. Both the size of the class and the damages are uncertain. The Company has tendered the defense of the suit to its insurance carrier. JMC believes that it may have adequate insurance coverage for the litigation; however, because of the above uncertainties, JMC is unable to determine at this time the potential liability, if any.

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


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


    PART II


    ITEMS 5 THROUGH 8.

     The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE



    PART III


    ITEMS 10 THROUGH 13.

     The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference.



    PART IV


    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
    8-K

     a) Document List

        1.  Financial Statements
               Response to this portion of Item 14 is submitted per the Index to Financial Statement Schedules on page 12 of this report.

        2.  Supplementary Data and Financial Statement Schedules
               Response to this portion of Item 14 is
               submitted per the Index to Financial Statement
               Schedules on page 12 of this report.

        3.  An Index of Exhibits is on page 13 of this report.

     b) Reports on Form 8-K filed in the fourth quarter of 1997.


                  NONE

                DANAHER CORPORATION
    INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
    FINANCIAL STATEMENT SCHEDULES

                                       Page Number in:

                                                 Annual Report
                                      Form 10K   To Shareholders
    Annual Report:

    Report of Independent Public
    Accountants on Schedule                 15

    Financial Statements:

    Consolidated Statements of
    Earnings, year ended December 31,
    1997, 1996, and 1995                              7

    Consolidated Balance Sheets,
    December 31, 1997 and 1996                        8

    Consolidated Statements of
    Cash Flows, years ended
    December 31, 1997, 1996, and 1995                 9

    Consolidated Statements of
    Stockholders' Equity, years
    ended December 31, 1997,
    1996, and 1995                                    10

    Notes to Consolidated
    Financial Statements                              11-23

    Supplemental Data:

    Selected Financial Data                           1

    Market Prices of Common Stock                     27

    Schedules:

    II - Valuation and Qualifying Accounts   16


     Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

    Exhibits:


    (3) Articles of Incorporation and By-Laws.

       (a)The Articles of Incorporation of Danaher   Incorporated by
         (filed as Annex B to Danaher's Proxy            Reference
          Statement dated October 7, 1986).

       (b)The By-Laws of Danaher.                    Incorporated By
                                                       Reference
    (10) Material Contracts:

       (a)Employment Agreement between Danaher       Incorporated by
          Corporation and George M. Sherman dated        Reference
          as of January 2, 1990

       (b)Credit Agreement Dated As of September 7,  Incorporated by
          1990. Among Danaher Corporation, the           Reference
          Financial Institutions Listed Therein
          and Bankers Trust Company as Agent.

       (c)Agreement as of November 1, 1990 between   Incorporated by
          Danaher Corporation, Easco Hand Tools, Inc.    Reference
          and Sears, Roebuck and Co.

       (d)Note Agreement as of November 1, 1992      Incorporated by
          Between Danaher Corporation and Lenders        Reference
          Referenced Therein.

       (e)Note Agreement as of April 1, 1993         Incorporated by
          Between Danaher Corporation and Lenders        Reference
          Referenced Therein.

       (f)Danaher Corporation 1987 Stock Option Plan  Incorporated by
                                                         Reference

       (g)Employment Agreement between Danaher        Incorporated by
           Corporation and John P. Watson dated as       Reference
           of January 17, 1991

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

    Date: March 16, 1998


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

    /s/   DONALD J. EHRLICH         Director
          Donald J. Ehrlich

    /s/   MORTIMER M. CAPLIN        Director
          Mortimer M. Caplin

    /s/   A. EMMET STEPHENSON, JR.  Director
          A. Emmet Stephenson, Jr.

    /s/   PATRICK W. ALLENDER       Senior Vice President-Chief Financial
          Patrick W. Allender       Officer and Secretary

    /s/   C. SCOTT BRANNAN          Vice President and Controller
              C. Scott Brannan
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    ON THE FINANCIAL STATEMENT SCHEDULES


    To Danaher Corporation:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in pages 7 to 10 of the Danaher Corporation and Subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP

    Washington, D.C.
      January 29, 1998
DANAHER CORPORATION AND SUBSIDIARIES
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    (000's omitted)




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


    Year Ended December 31, 1997
    Allowances deducted
    from asset accounts:

    Allowance for
    doubtful accounts    $14,868   $ 6,820   $   510(a) $ 3,688    $18,510

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




    Washington, D.C.
    March 17, 1998