Form 10-Q
period 1998-03-27
DANAHER CORP /DE/
filed 1998-04-16
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
    (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    [ X ]        SECURITIES AND EXCHANGE ACT OF 1934
                 For the Quarter ended March 27, 1998

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

          Yes  X                                       No



   The number of shares of common stock outstanding at April 16,
      1998 was 58,554,870.
                         DANAHER CORPORATION

                                INDEX

                              FORM 10-Q

   PART I  -   FINANCIAL INFORMATION                      Page

        Item 1.     Financial Statements

        Consolidated Condensed Balance Sheets
        at March 27, 1998 and December 31, 1997           1

        Consolidated Condensed Statements of
        Earnings for the three months ended
        March 27, 1998 and March 28, 1997                 2

        Consolidated Condensed Statements of
        Cash Flows for the three months ended
        March 27, 1998 and March 28, 1997                 3

        Notes to Consolidated Condensed
        Financial Statements                              4-5

        Item 2.    Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                           5-6

   PART II -   OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K      6

                       (27)  Financial Data Schedules

                           DANAHER CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (000's omitted)

                                        March 27,      December 31,
                                          1998            1997
                                       (unaudited)       (NOTE 1)
                    ASSETS
   Current Assets:
     Cash and equivalents              $    30,357     $   33,317
     Accounts receivable, net              366,653        322,600
     Inventories:
     Finished goods                        109,220         82,451
     Work in process                        66,594         54,544
     Raw material and supplies              93,476         72,421
          Total inventories                269,290        209,416
     Prepaid expenses and other
      current assets                        55,694         53,006
          Total current assets             721,994        618,339

   Property, plant and equipment, net
     of accumulated depreciation of
     $276,318 and $263,227, respectively   379,328        335,223
   Other assets                             61,169         72,739
   Excess of cost over net assets of
     acquired companies, net             1,208,234        853,416
          Total assets                 $ 2,370,725     $1,879,717

                LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
     Notes payable and current
       portion of long-term debt       $   213,888     $   35,527
     Accounts payable                      167,993        135,190
     Accrued expenses                      422,386        353,518
          Total current liabilities        804,267        524,235
   Other liabilities                       294,758        275,881
   Long-term debt                          313,717        162,720
   Stockholders' equity:
     Common stock - $.01 par value             644            643
     Additional paid-in capital            338,719        336,109
     Retained earnings                     692,266        655,692
     Cumulative foreign translation
      adjustment and other                  (4,205)        (6,122)
     Treasury stock                        (69,441)       (69,441)
     Total stockholders' equity            957,983        916,881
          Total liabilities and
          stockholders' equity          $2,370,725     $1,879,881


      See notes to consolidated condensed financial statements.



                            DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (000's omitted except per share amounts)
                                (unaudited)

                                            Three Months Ended
                                         March 27,      March 28,
                                          1998           1997

Net sales                               $ 534,418     $  466,441
Cost of sales                             363,816        318,961
Selling, general and
   administrative expenses                 99,658         86,266
Goodwill and other amortization             5,896          5,757
     Total operating expenses             105,554        410,984
Operating profit                           65,048         55,457
Interest expense, net                       3,186          3,864
Earnings from continuing operations
     before income taxes                   61,861         51,593
Income taxes                               23,817         20,058


Net earnings                            $  38,044      $  31,535

Basic earnings per share                  $ .65          $ .53

Average common stock outstanding       58,724,639     59,116,974

Diluted earnings per share                $ .63          $ .52

Average common stock and common
     equivalent shares outstanding     60,609,716     60,378,418


See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                                   Three Months Ended
                                                  March 27,   March 28,
                                                    1998        1997

Cash flows from operating activities:
     Net earnings from operations                 $ 38,044    $ 31,535
     Noncash items, depreciation and
      amortization                                  18,987      18,930
     (Increase) decrease in accounts receivable      4,310     (14,767)
     Increase in inventories                       (12,083)     (5,303)
     Increase in accounts payable                   16,103      12,427
     Change in other assets and liabilities         42,598      38,582
          Total operating cash flows               107,959      81,404

Cash flows from investing activities:
     Payments for additions to property,
        plant, and equipment, net                  (12,819)     (7,687)
     Cash paid for acquisitions                   (375,441)    (33,311)
     Net cash provided by (used in)
        investing activities                      (388,260)    (40,998)

Cash flows from financing activities:
     Proceeds from issuance of common stock          2,611         811
     Dividends paid                                 (1,470)     (1,470)
     Borrowing (repayment) of debt                 276,072     (26,963)
     Net cash provided by (used in)
         financing activities                      277,213     (27,622)

Effect of exchange rate changes on cash                128        (674)
Net change in cash and equivalents                  (2,960)     12,110
Beginning balance of cash equivalents               33,317      26,444
Ending balance of cash equivalents                $ 30,357    $ 38,554

Supplemental disclosures:
     Cash interest payments                       $    284    $  1,375
     Cash income tax payments                     $  5,804    $  1,780


See notes to consolidated condensed financial statements.

                            DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1.   GENERAL

     The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 27, 1998 and December 31, 1997, its results of operations for the three months ended March 27, 1998 and March 28, 1997, and its cash flows for the three months ended March 27, 1998 and March 28, 1997.

     Comprehensive income exceeded reported net income by approximately $1.9 million.


NOTE 2.   ACQUISITION OF PACIFIC SCIENTIFIC COMPANY

     The Company obtained control of Pacific Scientific Company as of March 9, 1998. Total consideration was approximately $420 million. The fair value of assets acquired were approximately $520 million and approximately $100 million of liabilities, including approximately $50 million of debt, was assumed. The transaction is being accounted for as a purchase. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known.

     The unaudited pro forma information for the period set forth below gives effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. (unaudited, 000's omitted):




                     Year Ended    Quarter Ended  Quarter Ended
                    December 31,     March 28,       March 27,
                       1997            1997           1998

     Net Sales      $ 2,361,428     $ 538,905      $ 606,000

     Net Earnings       147,810        29,353         36,388

     Earnings per
     Share, diluted      $2.45         $ .49          $ .60



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net Sales for the first quarter of 1998 of $534.4 million were 15% higher than the 1997 quarter. Sales were higher in both business segments. Of this increase, acquisitions accounted for approximately 8% and companies included in both periods accounted for 7%. Increases in the volume of shipments in all business segments provided this growth.

     Gross profit margin for the first quarter of 1998, as a percentage of sales, was 31.9%, which represents a 0.3 percentage point increase from 1997 levels. This results both from the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

     Selling, general and administrative expenses for the 1998 first quarter were 16% higher than in 1997 because of higher sales levels. As a percentage of sales, these costs increased by
0.1 percentage points in 1998 to 18.6%, principally due to higher costs in this area associated with acquisitions made since the first quarter of 1997.

     Interest expense of $3,186,000 in 1998 was lower than the corresponding 1997 period. Average debt levels were lower in 1998, reflecting the strong cash flow experienced in 1998 and 1997 and that the large increase in debt associated with the Pacific Scientific acquisition was in place for only the final two weeks of the 1998 first quarter.

     The 1998 effective tax rate of 38.5% is 0.5% lower than the 1997 effective rate, reflecting lower tax rates associated with expected higher earnings from foreign operations.


Liquidity and Capital Resources

     During the first quarter of 1998, the Company experienced increases in inventory and accounts payable. This is principally due to the lower activity levels experienced in the last weeks of the 1997 year due to the holiday season. Total debt under the Company's borrowing facilities increased to $528 million at March 27, 1998, compared to $198 million at December 31, 1997. This increase relates principally to the funding of the acquisition of Pacific Scientific Company in March, offset in part by strong cash flow from operations. This acquisition was funded under the Company's uncommitted lines of credit.

     The Company declared a regular quarterly dividend of $.025 per share payable on April 24, 1998, to holders of record on March 20, 1998.

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


                                        DANAHER CORPORATION:


Date:    April 16, 1998                 By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer


Date:    April 16, 1998                 By:  /s/ C. Scott Brannan
                                             C. Scott Brannan
                                             Controller