Form 10-Q
period 1998-06-26
DANAHER CORP /DE/
filed 1998-07-16
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                                FORM 10-Q
    (Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    [ X ]   SECURITIES AND EXCHANGE ACT OF 1934
            For the Quarter ended June 26, 1998
                            OR
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

                    Yes  X            No


    The number of shares of common stock outstanding at July
        16, 1998 was 117,170,527.
                        DANAHER CORPORATION

                               INDEX

                             FORM 10-Q


    PART I  - FINANCIAL INFORMATION
    Page

       Item 1.   Financial Statements

                 Consolidated Condensed Balance Sheets
                 at June 26, 1998 and December 31, 1997     3

                 Consolidated Condensed Statements of
                 Earnings for the three months and
                 six months ended June 26, 1998 and
                 June 27, 1997                              4

                 Consolidated Condensed Statements of
                 Cash Flow for the six months ended
                 June 26, 1998 and June 27, 1997            5

                 Notes to Consolidated Condensed
                 Financial Statements                     6-7

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                7-8

    PART II - OTHER INFORMATION

        Item 6. (a)  Exhibits:                            8-9

                (b)  Reports on Form 8-K: None

                        DANAHER CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS
                          (000's omitted)

                                       June 26,  December 31,
                                          1998          1997
                                        (unaudited)
                      ASSETS
    Current Assets:
     Cash and cash equivalents          $   32,916  $  33,317
     Accounts receivable, net              359,589    322,600
     Inventories:
       Finished goods                      114,807     82,451
       Work in process                      72,342     54,544
       Raw material and supplies           100,164     72,421
            Total inventories              287,313    209,416
     Prepaid expenses and other
       current assets                       42,906     53,006
            Total current assets           722,724    618,339
    Property, plant and equipment, net
       of accumulated depreciation of
       $292,047 and $263,227,
       respectively                        382,907    335,223
    Other assets                            63,980     72,739
    Excess of cost over net assets of
        acquired companies, net          1,201,664    853,416
              Total assets              $2,371,275 $1,879,717


                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
     Notes payable and current
       portion of long-term debt        $  162,310 $   35,527
     Accounts payable                      158,144    135,190
     Accrued expenses                      454,009    353,518
       Total current liabilities           774,463    524,235
    Other liabilities                      272,467    275,881
    Long-term debt                         323,399    162,720
    Stockholders' equity:
      Common stock-$.01 par value            1,287      1,287
      Additional paid-in capital           339,231    335,465
      Retained earnings                    736,992    655,692
      Cumulative foreign translation
         adjustment and other               (7,123)   (6,122)
      Treasury Stock                       (69,441)  (69,441)
    Total stockholders' equity           1,000,946    916,881


      Total liabilities and
       stockholders' equity             $2,371,275 $1,879,717


     See notes to consolidated condensed financial
        statements.
                        DANAHER CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             (000's omitted except per share amounts)
                            (unaudited)


                             Quarter Ended              Six Months Ended
                        June 26,     June 27,       June 26,    June 27,
                           1998         1997           1998        1997


    Net revenues        $622,271     $502,789     $1,156,689    $969,230
    Operating costs
     and expenses:
      Cost of sales      409,399      338,725        773,215     657,686
      Selling, general
       and administrative
       expenses          123,213       92,266        222,872     178,532
      Goodwill and other
       amortization        7,597        5,856         13,493      11,613

      Total operating
       costs and
       expenses          540,209      436,847      1,009,580     847,831

    Operating profit      82,062       65,942        147,109     121,399
    Interest expense,
      net                  6,970        3,236         10,156       7,100
    Earnings from
     continuing operations
     before income taxes  75,092       62,706        136,953     114,299
    Income taxes          28,910       24,448         52,727      44,506

    Net Earnings        $ 46,182     $ 38,258      $  84,226    $ 69,793

    Basic earnings
      per share            $ .39        $ .33          $ .72       $ .59

    Average shares
     outstanding         117,549      117,314        117,499     117,774

    Diluted earnings
      per share            $ .38        $ .32          $ .69       $ .58

    Average common stock and
     equivalent shares
     outstanding         121,295      120,058        121,257     120,407





    See notes to consolidated condensed financial statements.

                        DANAHER CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          (000's omitted)
                            (unaudited)

                                         Six Months Ended
                                      June 26,       June 27,
                                      1998           1997

    Cash flows from operating activities:

     Net earnings from operations   $  84,226     $  69,793
     Noncash items, depreciation
      and amortization                 42,492        38,273
     (Increase) decrease in accounts
     receivable                    11,391       (21,769)
     (Increase) decrease in
         inventories                   (29,992)       (1,270)
     Increase in accounts payable        6,527        10,654
     Change in other assets and
         liabilities                   59,732        40,188
        Total operating cash flows    174,376       135,869

    Cash flows from investing activities:
     Payments for additions to property,
       plant, and equipment, net      (34,191)      (25,976)
     Cash paid for acquisitions      (375,441)      (58,962)
      Net cash provided by (used in)
       investing activities          (409,632)      (84,938)

    Cash flows from financing activities:
     Acquisition of treasury stock         --       (19,842)
     Proceeds from issuance of
        common stock                    3,766         1,029
     Borrowing (repayments) of debt   234,176        (20,605)
     Payment of dividends              (2,926)        (2,938)
      Net cash used in financing
        activities                    235,016       (42,356)

    Effect of exchange rate changes
         on cash                         (161)           29
    Net change in cash and cash
          equivalents                    (401)        8,604
    Beginning balance of cash and cash
      equivalents                        33,317        26,444
    Ending balance of cash and cash
      equivalents                    $  32,916     $  35,048

    Supplemental disclosures:
     Cash interest payments          $   9,825     $   6,693
     Cash income tax payments        $  29,104     $  44,266



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

          In the opinion of the registrant, the
    accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 26, 1998 and December 31, 1997, its results of operations for the three months and six months ended June 26, 1998 and June 27, 1997, and its cash flows for the six months ended June 26, 1998 and June 27, 1997.

    NOTE 2.    MERGER WITH FLUKE CORPORATION

          On July 7, 1998, Fluke Corporation was acquired and merged into the Company. The Company issued 17,748,572 shares of common stock in exchange for all outstanding Fluke shares. The transaction was a tax-free reorganization and will be accounted for as a pooling-of-interests. Accordingly, future financial statements will be restated to reflect the combined companies. Sales reported will increase $441 million in 1997 and $421 million in 1996. Reported net income will increase $21.8 million in 1997 and $26.4 million in 1996. 1997 reported diluted earnings per share will be unchanged and 1996 reported diluted earnings per share from continuing operations will increase from $1.07 to $1.13 per share. Results for interim periods in 1998 have not yet been determined on a combined company basis. It is anticipated that third quarter results will include a one-time after-tax charge of approximately $25 million to $30 million to reflect the costs of the transaction and integrating and implementing efficiencies associated with information, operational and administrative systems. Fluke is engaged in the manufacture and marketing of compact, professional electronic test tools.




    NOTE 3.    ACQUISITION OF PACIFIC SCIENTIFIC COMPANY

          The Company obtained control of Pacific
    Scientific Company as of March 9, 1998. Total consideration for Pacific Scientific was approximately $420 million. The fair value of assets acquired was approximately $520 million and approximately $100 million of liabilities were assumed. The transaction is being accounted for as a purchase.

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

                Year Ended  Six Months Ended Six Months Ended
                    December 31,     June 27,         June 26,
                    1997          1997             1998

Net Sales          $2,361,428      $1,120,297    $1,228,271
Net Earnings          147,810          65,799        82,570
Earnings per Share     $ 1.22          $  .55        $  .68


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Net sales for the 1998 quarter were 24% higher than the 1997 quarter. Net sales for the six-month period were 19% higher than the corresponding period in 1997. This is due both to continued increases in shipment volume in all segments and the effect of acquisitions, with comparable companies accounting for approximately 5% and 6% of sales growth in both the quarter and six-month periods, respectively.

          Gross profit margin in 1998, as a percentage of sales, was approximately 34.2% for the quarter and 33.2% for the six-month period, an increase of 1.6 and 1.1 percentage points, respectively, from 1997 levels. The gross margin increase was attributable to both the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

          Selling, general and administrative expenses for the 1998 quarter and six-month period increased in total dollars principally due to the higher volume levels. Selling, general and administrative expenses as a percentage of sales was 19.8% for the 1998 quarter and 19.3% for the six month period, respectively. This represents an increase of 1.4 and 0.9 percentage points, respectively, from prior periods. This reflects principally the impact of acquired businesses which have higher cost percentages in this area.

          Interest expense for the quarter and six-month period was 115% and 43% higher than the 1997 levels, respectively, due to higher average debt levels, reflecting the funding of the Pacific Scientific acquisition, offset in part by strong cash flow experienced in 1998 and 1997.

          The effective tax rate for both the second quarter and six-month periods is .5 percent points less in 1998 than 1997, reflecting lower tax rates associated with higher expected earnings from foreign operations.

Liquidity and Capital Resources

          Since December 31, 1997, the Company has experienced increases in inventory and accounts payable. This is due to the lower activity levels experienced in the last weeks of 1997 caused by the holiday season. Total debt increased to $486 million at June 26, 1998, primarily as a result of the acquisition of Pacific Scientific, offset in part by strong operating cash flow.

          A regular quarterly dividend of $.0125 per share was declared, payable on July 31, 1998 to holders of record on June 26, 1998.

          The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, acquisitions, dividends and scheduled debt repayments.


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:(10)  Material Contracts:

          (a)  As Amended Employment Agreement between Danaher
               Corporation and George M. Sherman dated as of January 2, 1990

          (b)  As Amended Credit Agreement Dated As of
               September 7, 1990. Among Danaher Corporation, the Financial Institutions Listed Therein and
               Bankers Trust Company as Agent.

          (c) As Amended Agreement as of November 1, 1990 between Danaher Corporation, Easco Hand Tools,
               Inc. and Sears, Roebuck and Co.

          (d)  As Amended Note Agreements as of November 1,
               1992 and April 1, 1993 Between Danaher Corporation and Lenders Referenced Therein.

         Exhibits: (3)

          (a)  As Amended Articles of Incorporation

         Exhibits: (27) Financial Data Schedules

  (b) Reports on Form 8-K: None


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  DANAHER CORPORATION:



Date:  July 16, 1998     By: /s/ Patrick W. Allender
                             Patrick W. Allender
                             Chief Financial Officer


Date:  July 16, 1998     By: /s/ C. Scott Brannan
                             C. Scott Brannan
                             Controller