Form 10-Q
period 1998-09-25
DANAHER CORP /DE/
filed 1998-10-15
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

   (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]                 SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 25, 1998

                                       OR

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from           to


     Commission File Number:          1-08089


                              DANAHER CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                    59-1995548
(State of incorporation)     (I.R.S. Employer Identification number)


     1250 24th Street, N.W., Suite 800
               Washington, D.C.                      20037
      (Address of Principal Executive Offices)     (Zip Code)



     Registrant's telephone number, including area code:  202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                       No


The number of shares of common stock outstanding at October 15, 1998 was 134,979,529.

                              DANAHER CORPORATION

                                     INDEX
                                   FORM 10-Q

PART I  - FINANCIAL INFORMATION                                 Page

          Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          at September 25, 1998 and December 31, 1997 .  . . . . 1

          Consolidated Condensed Statements of
          Earnings for the three months and
          nine months ended September 25, 1998 and
          September 26, 1997 . . . . . . . . . . . . . .. . . .  2

          Consolidated Condensed Statements of
          Cash Flow for the nine months ended
          September 25, 1998 and September 26, 1997  . . . . .   3

          Notes to Consolidated Condensed
          Financial Statements. . . . . . . . . . . .  . . . . . 4

          Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . .  5

          Liquidity and Capital Resources.  . . . . . . . . . .  6

PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . 7

                              DANAHER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000's omitted)

                                   September 25,      December 31,
                                      1998                1997
                                                    (NOTES 1 and 2)
    ASSETS

Current Assets:
  Cash and cash equivalents         $    39,286      $   70,821
  Accounts receivable, net              459,837         403,858
  Inventories:
    Finished goods                      147,378          99,983
    Work in process                      83,011          67,056
    Raw material and supplies           130,931          98,083
  Total inventories                     361,320         265,122
  Prepaid expenses and other
   current assets                        69,182          92,252
  Total current assets                  929,625         832,053
Property, plant and equipment, net
   of accumulated depreciation of
   $477,622 and $380,999,
   respectively                         473,329         403,488
Other assets                             71,885          84,982
Excess of cost over net assets of
   acquired companies, net            1,296,346         863,352
  Total assets                      $ 2,771,185      $2,183,875

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current
     portion of long-term debt      $   215,831      $   35,910
   Accounts payable                     172,499         152,066
   Accrued expenses                     467,602         392,321
  Total current liabilities             855,932         580,297
Other liabilities                       298,088         301,250
Long-term debt                          330,253         163,109
Stockholders' equity:
   Common stock - $.01 par value          1,466           1,464
   Additional paid-in capital           440,979         344,843
   Retained earnings                    853,615         806,171
   Cumulative foreign translation
    adjustment and other                 (9,148)        (13,259)

Total stockholders' equity            1,286,912       1,139,219
  Total liabilities and
   stockholders' equity             $ 2,771,185      $2,183,875

See notes to consolidated condensed financial statements.

                           DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   (000's omitted except per share amounts)
                                 (unaudited)

                              Quarter Ended            Nine Months Ended
                           Sept. 25,    Sept. 26,     Sept. 25,     Sept. 26,
                             1998       1997           1998         1997

Net revenues              $724,839     $626,785     $2,107,507   $1,816,684

Operating costs and
 expenses:
  Cost of sales            440,852      393,970      1,321,929    1,164,729
  Selling, general and
   administrative expenses 177,206      143,831        498,640      419,164
  Goodwill and other
    amortization             7,654        5,900         21,923       17,513
  Total operating costs
    and expenses           625,712      543,701      1,842,492    1,601,406

Operating profit            99,127       83,084        265,015      215,278

Other (Note 2)              40,796          --          40,796          --

Interest expense, net        7,360        2,910         17,540       10,071

Earnings before income
 taxes                      50,971       80,174        206,679      205,207

Income taxes                22,511       30,916         81,808       79,355

Net earnings              $ 28,460     $ 49,258     $  124,871   $  125,852

Basic earnings per Share:  $ .21        $ .37         $  .93        $  .94

Average shares
  outstanding              135,369      133,818        134,514      134,029

Diluted earnings per
  share                    $ .20        $ .36         $  .90        $  .91

Average common stock and
  equivalent shares
  outstanding              139,346      137,912        138,715      137,688



See notes to consolidated condensed financial statements.


                             DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (000's omitted)
                                 (unaudited)

                                             Nine Months Ended

                                      Sept. 25, 1998    Sept. 26, 1997
Cash flows from operating activities:
   Net earnings from operations          $  124,871         $  125,852
   Noncash items, depreciation
      and amortization                       79,327             67,846
   (Increase) decrease in accounts
      receivable                              8,677            (50,343)
   (Increase) decrease in inventories       (27,328)            (5,642)
   Increase in accounts payable               1,609             18,841
   Change in other assets and
      liabilities                            53,629             85,371
         Total operating cash flows         240,785            241,925

Cash flows from investing activities:
   Payments for additions to property,
      plant and equipment, net              (66,519)           (53,819)
   Cash paid for acquisitions              (517,690)          (147,238)
   Net cash used in investing activities   (584,209)          (201,057)

Cash flow from financing activities:
   Acquisition of treasury stock                 --            (19,842)
   Proceeds from issuance of common stock    25,981              1,444
   Borrowings (repayments) of debt          293,779            (16,343)
   Payment of dividends                      (7,985)            (8,854)
    Net cash provided by (used in)
      financing activities                  311,775            (43,595)

Effect of exchange rate changes on cash         114               (807)

Net change in cash and cash equivalents     (31,535)            (3,534)

Beginning balance of cash and cash
   equivalents                               70,821             67,521

Ending balance of cash and cash
   equivalents                           $   39,286         $   63,987

Supplemental disclosures:
  Cash interest payments                 $   17,227         $    9,673
  Cash income tax payments               $   79,724         $   58,831



See notes to consolidated condensed financial statements.


                          DANAHER CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (unaudited)

 NOTE 1.  GENERAL

     The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K, and the supplemental financial statements included in the Company's Form 8-K dated July 9, 1998.

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at September 25, 1998 and December 31, 1997, its results of operations for the three months and nine months ended September 25, 1998 and September 26, 1997, and its cash flows for the nine months ended September 25, 1998 and September 26, 1997. Comprehensive income exceeded net income by approximately $2.4 million.


 NOTE 2.  MERGER WITH FLUKE CORPORATION

     On July 9, 1998, Fluke Corporation was acquired by the Company. The Company issued 17,785,122 shares of common stock in exchange for all outstanding Fluke shares. The transaction was a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the financial statements as presented have been restated to reflect the combined companies. Sales reported have increased $334 million for the nine months ended September 25, 1998 and $441 million in 1997. Fluke is engaged in the manufacture and marketing of compact, professional electronic test tools.

     Third quarter results include a one-time charge of $40.8 million ($28.6 million after-tax or $0.21 per diluted share) to reflect the costs of the transaction and integrating and implementing efficiencies associated with information, operational and administrative systems.


     After consideration of the one-time charge above, net income decreased $6.1 million for the nine months ended
 September 25, 1998 and increased $21.8 million in 1997 due to the Fluke acquisition.


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

     The unaudited pro forma information for the periods set forth below gives effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):

                      Year       Nine Months    Nine Months
                     Ended          Ended          Ended
                   December 31,  September 26,  September 25,
                      1997          1997           1998

 Net Sales         $2,802,462     $2,044,428     $2,179,089

 Net Earnings         169,610        120,177        123,215

 Earnings per Share    $ 1.23         $ .87          $ .89


 NOTE 4.  STOCK SPLIT

     The common stock of the Company was split two-for-one to holders of record as of May 5, 1998. All common stock and per share amounts have been restated to reflect the stock split for all periods presented.


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

     Net revenues for both the 1998 quarter and nine-month period were 16% higher compared to the corresponding periods in 1997. Customer demand was higher in both business segments. Acquisitions accounted for approximately 13% and 10% of sales growth in the quarter and the nine-month period.

     Gross profit margins for the 1998 third quarter and nine-month period, as a percentage of sales, were approximately 39.2% and 37.3%, respectively. For the quarter and nine-month period, gross profit margins are up 2.0 and 1.4 percentage points because the acquired companies provide a higher gross margin and productivity improvements within the existing business units were experienced.

     Selling, general and administrative expenses for the 1998 third quarter and nine-month period as a percentage of sales were approximately 1.5 and 0.6 percentage points higher than the 1997 quarter and nine-month period, respectively. This increase is principally due to the higher overall selling expense structure of the acquired businesses.

     Other reflects the costs of the transaction and integrating and implementing efficiencies associated with information, operational and administrative systems.

     Interest expense for the 1998 quarter and nine-month period was 153% and 74% higher than the 1997 levels due to higher average debt levels, reflecting the funding of the Pacific Scientific and other acquisitions, offset in part by strong operating cash flows.

     The effective tax rate is higher in 1998 due to the nondeductible nature of certain one-time costs associated with the acquisition of Fluke.

 Liquidity and Capital Resources

     Total debt increased $60 million from the second quarter to $546 million. This reflects funding of acquisitions, offset in part by strong operating cash flows. The Company anticipates normal, seasonal reductions in working capital levels in the fourth quarter.

     The Company's regular quarterly dividend of $.015 per share was declared for holders of record on September 25, 1998 payable on October 30, 1998.

     The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, acquisitions, dividends and scheduled debt repayments.




 PART II

     ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:  (27) Financial Data Schedules

               (b)  Reports on Form 8-K: July 9, 1998.




 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    DANAHER CORPORATION:



 Date: October 15, 1998  By:  /s/ Patrick W. Allender
                              Patrick W. Allender
                              Chief Financial Officer



 Date: October 15, 1998  By:  /s/ C. Scott Brannan
                              C. Scott Brannan
                              Controller