Form 10-K
period 1998-12-31
DANAHER CORP /DE/
filed 1999-03-19
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K
(Mark One)

  [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

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

                                              Name of Exchanges
  Title of each class                        on which registered
  Common Stock $.01 par Value              New York Stock Exchange, Inc.
                                        Pacific Exchange, Inc.

  Securities registered pursuant to Section 12(g) of the Act:

                    NONE

  (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                             No __


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 19, 1999, the number of shares of common stock outstanding was
  135.3 million and were held by approximately 3,000 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $4.3 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

  EXHIBIT INDEX APPEARS ON PAGE 13

DOCUMENTS INCORPORATED BY REFERENCE

  Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1998. With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

  Part III incorporates certain information by reference from the registrant's proxy statement for its 1999 annual meeting of stockholders. With the exception of the pages of the 1999 Proxy Statement specifically incorporated herein by reference, the 1998 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

  ITEM 1.  BUSINESS

     The Company conducts its operations through two business segments: Process/Environmental Controls and Tools and Components.

  Process/Environmental Controls

     The Process/Environmental Controls segment is comprised of the Fluke Corporation ("Fluke"), Veeder-Root Company ("Veeder-Root"), Danaher Controls, Partlow/West, Anderson Instruments, West Instruments, QualiTROL Corporation, A.L. Hyde Company, Hengstler, McCrometer, the controls product line business units of Joslyn Corporation and Pacific Scientific Company, Namco Controls, Dolan-Jenner, M&M Precision Systems, Communications Technology Corporation, Gems Sensors and Dr. Bruno Lange GmbH. These companies produce and sell compact, professional electronic test tools, underground storage tank leak detection systems and motion, position, speed, temperature, level and position instruments and sensing devices, power switches and controls, communication line products, power protection products, liquid flow and quality measuring devices, quality assurance products and systems, safety devices and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.

     The Company's strategy in the Process/Environmental Controls segment is to concentrate on the rapid expansion of its environmental controls product line, including the Veeder-Root storage tank leak detection systems business. The Company believes that Veeder-Root is the premier manufacturer of state-of-the-art tank measuring and leak detection systems for underground fuel storage tanks and, accordingly, is uniquely positioned to respond to the increased demand for these products.

     The Company is also expanding its other offerings in the environmental controls product line to encompass applications related to markets other than petroleum storage and to address nonregulatory business requirements. Offerings include analytical instruments for air and water quality monitoring. This expansion program includes both internally developed new product offerings as well as selective product line acquisitions.

     Fluke is engaged in the design, manufacture and marketing of compact, professional electronic test tools. Fluke's principal products are portable instruments that measure voltage, current, power quality, frequency, temperature, pressure and other key functional parameters of electronic equipment. Fluke distributes its products in over 100 countries, serving two major markets: industrial tools and networks.

     In its instruments product line, the Company's strategy is to continue enhancing its global controls and instrument position by both new product development and complementary acquisitions. Danaher's instrument companies have significant synergies in both product offerings and channels of distribution. The Company's plan is to leverage these synergies in product design, engineering and manufacturing, and product marketing.

     M&M Precision Systems provides both quality assurance products and systems which enhance both quality and manufacturing effectiveness as well as motion products which are generally components of other devices.

     Other business lines within this segment include extruded thermoplastic mill shapes and custom molded plastic products.

     In March, 1998, the Company acquired Pacific Scientific Company. Pacific Scientific has two major business segments:
  (i) Electrical Equipment and (ii) Safety Equipment. Nearly half of the company's sales consists of electric motors, drives and controls. These electric motors and controls are sold primarily to original equipment manufacturers who incorporate them into a wide variety of products. Pacific Scientific motors are used in factory automation, medical, printing, plastic extrusion and molding, paper converting, vending, textile, aerospace, fitness and many other types of equipment. Safety equipment includes mainly fire detection and suppression equipment, crew restraints, flight control and pyrotechnic devices. Safety equipment is sold mainly in the aviation and aerospace industry. The company also provides worldwide sales, service and repair of its products for airlines and other users of safety equipment. Operating results from Pacific Scientific have been included with the Company's results, beginning with the first quarter of 1998.

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

     Danaher Tool Group (DTG) is one of the largest domestic producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears,
  Roebuck and Co.'s Craftsman   line of mechanics' hand tools
  for over 50 years. Approximately 80% of the over 100 million pieces sold to Sears annually are sold in tool sets that include from three to 900 pieces. Net sales to Sears were approximately 10% of total Company sales in 1998.

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

     JMC manufactures a wide variety of products used in the construction and maintenance of electric power, telephone and cable television systems. Its products range from specialized fasteners to sophisticated castings and forgings.
  JMC also manufactures surge protection devices for the electric power utility industry.

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

  Employee Relations

     At December 31, 1998, the Company employed approximately
  18,000 persons. Of these, approximately 2,300 were hourly-rated unionized employees. The Company considers its labor relations to be good.


  Research and Development

     The Company's research and development expenditures were $111 million for 1998, $88 million for 1997 and $77 million for 1996.

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

  Major Customers

     The Company has a customer in the tools segment, Sears, Roebuck and Co. ("Sears"), which accounted for 10% of consolidated sales in 1998. Although the relationship with Sears is long-standing, the Company believes the loss or material reduction of this business could have a material adverse effect on its operations.


  ITEM 2.  PROPERTIES

     The Company occupies over 5 million square feet of manufacturing, distribution, service and office space at various domestic and foreign locations. The principal properties are listed below and are constructed of concrete, brick, cement, cinderblock or some combination of these materials. The Company believes that its plants have adequate productive capacity and are suitably used for the manufacture of its products and that its warehouses, distribution centers and sales offices are suitably located and utilized for the marketing of its products and services.

  Location                       Principal Use  Owned/Leased
  .............................................................
  ....
  Process/Environmental Controls

  Altoona, PA                    Manufacturing  Owned
  Elizabethtown, NC              Manufacturing  Owned
  Market Harborough, England     Manufacturing  Leased
  Sao Paulo, Brazil              Manufacturing  Owned
  New Hartford & Fairport, NY    Manufacturing  Owned
  Gurnee, IL                Manufacturing  Leased
  Grenloch, NJ                   Manufacturing  Owned
  Brighton, England              Manufacturing  Leased
  Aldingen, Germany              Manufacturing  Owned
  Aldingen, Germany (2)          Manufacturing  Leased
  Wehingen, Germany (2)          Manufacturing  Leased
  Eatontown, NJ                  Distribution   Leased
  Broxbourne, England            Distribution   Leased
  Cleveland, OH (3)              Manufacturing  Owned
  Goleta, CA                Manufacturing  Owned
  Lachine, Quebec           Manufacturing  Leased
  Lancaster, SC                  Manufacturing  Owned
  Paso Robles, CA           Manufacturing  Leased
  San Jose, CA                   Manufacturing  Owned
  Hemet, CA                      Manufacturing  Owned
  Madison, AL                    Manufacturing  Leased
  Etobicoke, Canada              Manufacturing  Leased
  Highland Heights, OH           Manufacturing  Owned
  Herzhorn, Germany              Manufacturing  Owned
  West Carollton, OH             Manufacturing  Owned
  Loffingen, Germany             Manufacturing  Owned
  Tamworth, England              Manufacturing  Leased
  Basingstoke, England      Manufacturing  Owned
  Baretswil, Switzerland         Manufacturing  Owned
  Plainville, CT                 Manufacturing  Owned
  Everett, WA                    Manufacturing  Owned
  Einhoven, Netherlands          Manufacturing  Leased
  Chandler, AZ                   Manufacturing  Leased
  Duarte, CA                Manufacturing  Leased
  Yorba Linda, CA           Manufacturing  Leased
  Rockford, IL                   Manufacturing  Leased
  Grants Pass, OR           Manufacturing  Owned
  Wilmington, MA                 Manufacturing  Leased
  Kazmarek, Slovakia             Manufacturing  Leased
  Weymouth, MA                   Manufacturing  Owned

  Tools and Components

  Springdale, AK                 Manufacturing  Owned
  Springfield, MA           Manufacturing  Owned
  Gastonia, NC                   Manufacturing  Leased
  Fayetteville, AK (2)      Manufacturing  Owned
  Baltimore, MD                  Distribution   Leased
  Brampton, Ontario              Distribution   Leased
  Lakewood, NY                   Manufacturing  Owned
  Nashville, TN                  Distribution   Owned
  Stow, OH                       Distribution   Owned
  West Hartford, CT              Manufacturing  Owned
  Terryville, CT                 Manufacturing  Owned
  Walworth, WI                   Manufacturing  Owned
  Dundee, Scotland               Manufacturing  Owned
  Sheffield, England             Manufacturing  Owned
  Clemson, SC                    Manufacturing  Owned
  Jonesboro, AK                  Manufacturing  Owned
  Raleigh, NC                    Manufacturing  Leased
  Chicago, IL (3)                Manufacturing  Owned
  Bloomfield, CT                 Manufacturing  Owned
  LaVergne, TN                   Manufacturing  Owned
  Bowling Green, KY              Manufacturing  Owned
  Suzhou, China                  Manufacturing  Owned
  Shanghai, China (3)            Manufacturing  Owned
  Taichung, Taiwan               Manufacturing  Leased
  Dallas, TX                     Manufacturing  Leased
  Atlanta, GA                    Manufacturing  Owned

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


  ITEM 3.  LEGAL PROCEEDINGS

   A former subsidiary of the Company is engaged in litigation in several states with respect to product liability. The principal case, Patton, et al v. Chicago Pneumatic Tool Company, was filed in United States District Court in Jackson Co., MS in 1989. There are other related cases. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs, in state and federal courts. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The Company's maximum indemnification obligation under the contract is approximately $85,000,000. The Company has accepted an agreement in principle to settle all claims. Completion of this settlement agreement will not result in a material adverse effect on the Company's results of operations or financial condition.

   JMC is a defendant in a class action tort suit, Henry L. Johnson, et. al. v. Lincoln Creosote Company, Inc., et. al., filed in the 26th Judicial District Court of the State of Louisiana, in Bossier Parish, Louisiana. The suit alleges exposure to chemicals and property devaluation resulting from wood treating operations previously conducted at a Louisiana site. Both the size of the class and the damages are uncertain. The Company has tendered the defense of the suit to its insurance carrier. JMC has reached agreement with its insurance carrier which fixes its liability for this matter to a stated amount which will not have a material adverse effect on the Company's results of operations or financial condition.

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


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.



  PART II

  ITEMS 5 THROUGH 8.

   The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.


  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

   NONE


  PART III

  ITEMS 10 THROUGH 13.

   The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 1999 annual meeting, and is incorporated herein by reference.


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

   b) Reports on Form 8-K filed in the fourth quarter of 1998.

          NONE

   c)   An Index of Exhibits is on page 13 of this report.

DANAHER CORPORATION
  INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
  FINANCIAL STATEMENT SCHEDULES

                            Page Number in:

                                        Annual Report
                            Form 10K  To Shareholders
  Annual Report:

  Report of Independent Public
  Accountants on Schedule        15

  Financial Statements:

  Consolidated Statements of
  Earnings, year ended December 31,
  1998, 1997, and 1996                           18

  Consolidated Balance Sheets,
  December 31, 1998 and 1997                     19

  Consolidated Statements of
  Cash Flows, years ended
  December 31, 1998, 1997, and 1996              20

  Consolidated Statements of
  Stockholders' Equity, years
  ended December 31, 1998,
  1997, and 1996                                 21

  Notes to Consolidated
  Financial Statements                           22

  Supplemental Data:

  Selected Financial Data                        12

  Market Prices of Common Stock                  31

  Schedules:

  II - Valuation and Qualifying Accounts 16


   Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

Exhibits:

  (3) Articles of Incorporation and By-Laws.

   (a) The Articles of In corporation of   Incorporated by
   Danaher                                Reference to Exh 3
                                          of 6/26/98 Form 10-Q

   (b)  The By-Laws of Danaher.            Incorporated by
                                          Reference to Exh 3
                                           of 6/26/98 Form 10-Q
  (10) Material Contracts:

   (a)  Employment Agreement between Danaher    Incorporated by
  Corporation and George M. Sherman dated        Reference to
  as of January 2, 1990                           Exh 10(a) of
                                               6/26/98 Form 10-Q

   (b)  Credit Agreement Dated As of              Incorporated by
  September 7, 1990. Among Danaher Corporation,     Reference to
  the Financial Institutions Listed Therein,        Exh 10(b) of
  and Bankers Trust Company as Agent.             6/26/98 Form 10-Q


  (c)   Agreement as of November 1, 1990          Incorporated by
          betweenDanaher Corporation,               Reference to
    Easco Hand Tools, Inc.                          Exh 10(c)of
   and Sears, Roebuck and Co.                     6/26/98 Form 10-Q

  (d)   Note Agreement as of November 1, 1992     Incorporated by
   Between Danaher Corporation and Lenders          Reference to
       Referenced Therein.                          Exh 10(d) of
                                                 6/26/98 Form 10-Q

  (e)   Note Agreement as of April 1, 1993        Incorporated by
   Between Danaher Corporation and Lenders          Reference to
     Referenced Therein                             Exh 10(d) of
   .                                            6/26/9 8 Form 10-Q

  (f)   Danaher Corporation 1997 Stock Option     Incorporated by
       Plan                                         Reference to
                                                    Exh A of Proxy
                                                   statement dated
                                                   March 30, 1998

  (g)   Employment Agreement between Danaher      Incorporated by
   Corporation and John P. Watson, dated            Reference to
     January 17, 1991                               Form 8-K
                                                dated July 9, 1998

  (h)   Indenture Agreement as of October 28,     Incorporated by
  1998  Between Danaher Corporation and The First    Reference to
  National Bank of Chicago, as Trustee                 Form S-3
                                                   (File 333-63591)

  (13) Annual Report to Securityholders

  (21) Subsidiaries of Registrant.

  (23) Consent of Independent Public Accountants.

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


                             DANAHER CORPORATION

                             By:    /s/ GEORGE M. SHERMAN
                                  George M. Sherman
                                  President and Chief
                                  Executive Officer

  Date: March 19, 1999


  /s/  GEORGE M. SHERMAN     President and Chief Executive
       George M. Sherman      Officer

  /s/  STEVEN M. RALES       Chairman of the Board
       Steven M. Rales

  /s/  MITCHELL P. RALES     Chairman of the Executive
       Mitchell P. Rales      Committee

  /s/  WALTER G. LOHR, JR.   Director
       Walter G. Lohr, Jr.

  /s/  DONALD J. EHRLICH     Director
       Donald J. Ehrlich


  /s/  MORTIMER M. CAPLIN    Director
        Mortimer M. Caplin

  /s/  A. EMMET STEPHENSON, JR.   Director
       A. Emmet Stephenson, Jr.

  /s/  PATRICK W. ALLENDER   Senior Vice President-Chief
       Patrick W. Allender    Financial Officer and Secretary

  /s/  C. SCOTT BRANNAN      Vice President and Controller
         C. Scott Brannan

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           ON THE FINANCIAL STATEMENT SCHEDULES


  To Danaher Corporation:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Danaher Corporation and Subsidiaries' Annual Report to
  Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP

  Washington, D.C.
    January 27, 1999

DANAHER CORPORATION AND SUBSIDIARIES
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  (000's omitted)




  Additions

                                                Write
                   Balance   Charged             Offs,
  Classification     at        to    Charged    Write   Balance
                 Beginning   Costs      to      Down    at End
                     of        &      other       &       of
                 Period   Expenses  Accounts  Deductions Period


  Year Ended December 31, 1998
  Allowances deducted
  from asset accounts:

  Allowance for
  doubtful accounts $19,000 $ 9,442 $ 2,698(a) $ 7,140 $24,000

  Year Ended December 31, 1997

  Allowances deducted
  from asset accounts:

  Allowance for
  doubtful accounts:$16,000 $ 6,986 $   510(a) $ 4,496 $19,000


  Year Ended December 31, 1996

  Allowances deducted
  from asset accounts:

  Allowance for
  doubtful accounts:$14,000 $ 6,161 $   507(a) $ 4,668 $16,000







  Notes:(a) - Amounts related to businesses acquired, net of amounts related to businesses disposed.





  EXHIBIT 23


  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


  As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-32402.

                                 ARTHUR ANDERSEN LLP




  Washington, D.C.
  March 22, 1999