Form 10-Q
period 1999-04-02
DANAHER CORP /DE/
filed 1999-04-22
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
 (Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [ X ]              SECURITIES AND EXCHANGE ACT OF 1934
                    For the Quarter ended April 2, 1999

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

          Yes  X                                       No


The number of shares of common stock outstanding at April 22, 1999 was 135,408,036.
                           DANAHER CORPORATION

                                   INDEX

                                 FORM 10-Q

PART I  - FINANCIAL INFORMATION                      Page

     Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets
     at April 2, 1999 and December 31, 1998           1

     Consolidated Condensed Statements of
     Earnings for the three months ended
     April 2, 1999 and March 27, 1998                 2

     Consolidated Condensed Statements of
     Cash Flows for the three months ended
     April 2, 1999 and March 27, 1998                 3

     Notes to Consolidated Condensed
     Financial Statements                             4

     Item 2.    Management's Discussion and
       Analysis of Financial Condition and
       Results of Operations                          5-6

PART II - OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K     6

                 (27)  Financial Data Schedules


                          DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)

                                         April 2,    December 31,
                                           1999           1998
                                        (unaudited)     (NOTE 1)
                    ASSETS
Current Assets:
  Cash and equivalents                  $   68,176   $    41,923
  Accounts receivable, net                 442,119       467,108
  Inventories:
     Finished goods                        126,266       122,141
     Work in process                        74,391        74,385
     Raw material and supplies             124,428       126,960
          Total inventories                325,085       323,486
  Prepaid expenses and other
   current assets                           54,606        54,387
          Total current assets             889,986       886,904

Property, plant and equipment, net
  of accumulated depreciation of
  $455,474 and $441,593, respectively      462,802       471,025
Other assets                               131,635        96,213
Excess of cost over net assets of
  acquired companies, net                1,261,741     1,284,573
          Total assets                  $2,746,164    $2,738,715

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
    portion of long-term debt          $    53,925    $   59,639
  Accounts payable                         173,701       158,596
  Accrued expenses                         496,644       470,470
          Total current liabilities        724,270       688,705
Other liabilities                          282,978       285,261
Long-term debt                             347,480       412,918
Stockholders' equity:
  Common stock - $.01 par value              1,469         1,467
  Additional paid-in capital               379,980       374,412
  Retained earnings                      1,031,789       978,655
  Accumulated other comprehensive
    income                                 (21,802)       (2,703)
     Total stockholders' equity          1,391,436     1,351,831
          Total liabilities and
          stockholders' equity          $2,746,164    $2,738,715


See notes to consolidated condensed financial statements.



                            DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (000's omitted except per share amounts)
                                (unaudited)

                                            Three Months Ended
                                         April 2,      March 27,
                                          1999           1998

Net sales                               $  754,590    $  646,240
Cost of sales                              479,441       418,094
Selling, general and
   administrative expenses                 170,041       147,733
Goodwill and other amortization              9,168         6,399
     Total operating expenses              658,650       572,226
Operating profit                            95,940        74,014
Interest expense, net                        6,251         3,197
Earnings from continuing operations
     before income taxes                    89,689        70,817
Income taxes                                34,530        26,614


Net earnings                            $   55,159     $  44,203

Basic earnings per share                   $ .41         $ .33

Average common stock outstanding           135,638       134,032

Diluted earnings per share                 $ .39         $ .32

Average common stock and common
     equivalent shares outstanding         139,889       138,247


See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                                   Three Months Ended
                                                  April 2,    March 27,
                                                    1999        1998

Cash flows from operating activities:
     Net earnings from operations                 $  55,159   $ 44,203
     Noncash items, depreciation and
      amortization                                   30,551     23,205
     (Increase) decrease in accounts receivable      21,671      2,530
     Increase in inventories                         (2,238)    (6,814)
     Increase in accounts payable                    14,792     14,210
     Change in other assets and liabilities         (15,258)    43,857
          Total operating cash flows                104,677    121,191

Cash flows from investing activities:
     Payments for additions to property,
        plant, and equipment, net                   (12,152)   (16,905)
     Cash paid for acquisitions                        -      (375,441)
     Net cash provided by (used in)
        investing activities                        (12,152)  (392,346)

Cash flows from financing activities:
     Proceeds from issuance of common stock           5,570      2,611
     Dividends paid                                  (2,025)    (3,076)
     Borrowing (repayment) of debt                  (71,152)   275,980
     Net cash provided by (used in)
         financing activities                       (67,607)   275,515

Effect of exchange rate changes on cash               1,335        229
Net change in cash and equivalents                   26,253      4,589
Beginning balance of cash equivalents                41,923     70,821
Ending balance of cash equivalents                $  68,176   $ 75,410

Supplemental disclosures:
     Cash interest payments                       $   1,621   $    296
     Cash income tax payments                     $   9,430   $  9,693


See notes to consolidated condensed financial statements.

                            DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1.   GENERAL

     The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 2, 1999 and December 31, 1998, its results of operations for the three months ended April 2, 1999, and March 27, 1998, and its cash flows for the three months ended April 2, 1999 and March 27, 1998.

     Total comprehensive income was $36.1 million and $46.3 million for the 1999 and 1998 quarters, respectively.

NOTE 2.   SEGMENT INFORMATION

     Segment information is presented consistently with the basis described in the 1998 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for the 1999 first quarter are shown below:


                                       Sales         Operating Profit
                                  1999      1998      1999      1998

Process/Environmental Controls  $432,744  $346,530   $64,750  $48,250
Tool and Components              321,846   299,710    35,290   29,491
Other                               -         -       (4,100)  (3,727)
                                $754,590  $646,240   $95,940  $74,014



NOTE 3.   MERGER WITH HACH COMPANY

     On April 22, 1999, the Company announced an agreement to issue common stock in exchange for each outstanding share of Hach Company. The transaction will be a tax-free reorganization and will be accounted for as a pooling-of-interests. Accordingly, future financial statements will be restated to reflect the combined companies. Sales reported will increase $137.0 million in 1998 and $127.1 million in 1997. Reported net income will increase $9.2 million in 1998 and $12.0 million in 1997. 1998 reported diluted earnings per share will increase approximately $.01 and 1997 reported diluted earnings per share will increase approximately $.03. Results for interim periods have not yet been determined on a combined company basis. Hach is engaged in the manufacture and marketing of instruments and kits to analyze the chemical and other properties of water and aqueous solutions.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales for the first quarter of 1999 of $754.6 million were 17% higher than the 1998 quarter. Sales were higher in both business segments. Of this increase, acquisitions accounted for approximately 11% and companies included in both periods accounted for 6%.
Increases in the volume of shipments in all business segments provided this growth.

     Gross profit margin for the first quarter of 1999, as a percentage of sales, was 36.5%, which represents a 1.2 percentage point increase from 1998 levels. This results both from the effect of the acquired companies which provide a higher gross margin and productivity improvements within the existing business units.

     Selling, general and administrative expenses for the 1999 first quarter were 15% higher than in 1998 because of higher sales levels. As a percentage of sales, these costs decreased by 0.4 percentage points in 1999 to 22.5%, principally due to productivity improvements more than offsetting higher costs in this area associated with acquisitions made since the first quarter of 1998.

     Interest expense of $6,251,000 in 1999 was higher than the corresponding 1998 period. Average debt levels were higher in 1999, reflecting the large increase in debt associated with the Pacific Scientific acquisition for only the final two weeks of the 1998 first quarter.

     The 1999 effective tax rate of 38.5% is 0.9% higher than the 1998 effective rate, mainly due to adjustments to the tax rate made by Fluke in the 1998 quarter, which represented the fiscal year-end for Fluke.

Liquidity and Capital Resources

     During the first quarter of 1999, the Company experienced increases in inventory and accounts payable. This is principally due to the lower activity levels experienced in the last weeks of the year due to the holiday season. Total debt under the Company's borrowing facilities decreased to $401.4 million at April 2, 1999, compared to $472.6 million at December 31, 1998. This decrease relates principally to the strong cash flow from operations.

     The Company declared a regular quarterly dividend of $.015 per share payable on April 30, 1999, to holders of record on March 26, 1999.

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







                                        DANAHER CORPORATION:



Date:    April 22, 1999                 By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer




Date:    April 22, 1999                 By:  /s/ C. Scott Brannan
                                             C. Scott Brannan
                                             Controller