Form 10-Q
period 1999-07-02
DANAHER CORP /DE/
filed 1999-07-22
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]   SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarter ended July 2, 1999
                        OR
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

                Yes  X            No


The number of shares of common stock outstanding at July 22, 1999 was 142,172,024.

                            DANAHER CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I  - FINANCIAL INFORMATION                        Page

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at July 2, 1999 and December 31, 1998      3

             Consolidated Condensed Statements of
             Earnings for the three months and
             six months ended July 2, 1999 and
             June 26, 1998                               4

             Consolidated Condensed Statements of
             Cash Flow for the six months ended
             July 2, 1999 and June 26, 1998              5

             Notes to Consolidated Condensed
             Financial Statements                        6-7

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                   7-8

PART II - OTHER INFORMATION

    Item 6. (a)  Exhibits:                               8-9

            (b)  Reports on Form 8-K: None

                            DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)

                                       July 2,       December 31,
                                        1999            1998
                                    (unaudited)       (Note 1)
                  ASSETS
Current Assets:
 Cash and cash equivalents          $  128,008       $   41,923
 Accounts receivable, net              433,698          467,108
 Inventories:
   Finished goods                      130,455          122,141
   Work in process                      73,022           74,385
   Raw material and supplies           126,355          126,960
        Total inventories              329,832          323,486
 Prepaid expenses and other
   current assets                       58,470           54,387
        Total current assets           950,008          886,904
Property, plant and equipment, net
   of accumulated depreciation of
   $466,993 and $441,593,
   respectively                        460,214          471,025
Other assets                            95,491           96,213
Excess of cost over net assets of
    acquired companies, net          1,246,479        1,284,573
          Total assets              $2,752,192       $2,738,715


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable and current
   portion of long-term debt        $   58,534       $   59,639
 Accounts payable                      179,908          158,596
 Accrued expenses                      459,751          470,470
   Total current liabilities           698,193          688,705
Other liabilities                      263,450          285,261
Long-term debt                         341,282          412,918
Stockholders' equity:
  Common stock-$.01 par value            1,471            1,467
  Additional paid-in capital           386,161          374,412
  Retained earnings                  1,092,759          978,655
  Accumulated other comprehensive
    income                             (31,124)          (2,703)
Total stockholders' equity           1,449,267        1,351,831

  Total liabilities and
   stockholders' equity             $2,752,192       $2,738,715

 See notes to consolidated condensed financial statements.
                            DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (000's omitted except per share amounts)
                                (unaudited)


                                 Quarter Ended              Six Months Ended
                               July 2,    June 26,        July 2,    June 26,
                                1999         1998           1999        1998


Net revenues                  $741,778     $736,428     $1,496,368  $1,382,668
Operating costs and expenses:
  Cost of sales                459,039      462,983        938,480     881,077
  Selling, general and
   administrative expenses     165,716      173,471        335,757     321,204
  Goodwill and other
   amortization                  8,885        8,100         18,053      14,499
  Total operating costs and
   expenses                    633,640      644,554      1,292,290   1,216,780
Operating profit               108,138       91,874        204,078     165,888
Interest expense, net            5,696        6,983         11,947      10,180
Earnings before income taxes   102,442       84,891        192,131     155,708
Income taxes                    39,440       32,683         73,970      59,297

Net Earnings                  $ 63,002     $ 52,208      $ 118,161    $ 96,411

Basic earnings per share        $ .46        $ .39          $ .87       $ .72

Average shares outstanding     135,894      134,142        135,766     134,087

Diluted earnings per share      $ .45        $ .38          $ .84       $ .70

Average common stock and
 equivalent shares
 outstanding                   140,413      138,551        140,151     138,399





See notes to consolidated condensed financial statements.

                             DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (000's omitted)
                                 (unaudited)

                                            Six Months Ended
                                          July 2,       June 26,
                                           1999           1998

Cash flows from operating activities:
 Net earnings from operations            $ 118,161     $  96,411
 Noncash items, depreciation
  and amortization                          61,739        50,683
  Decrease in accounts receivable           27,717        22,603
  Increase in inventories                   (9,026)      (29,164)
  Increase in accounts payable              22,719         8,032
  Change in other assets and liabilities   (34,365)       41,535
    Total operating cash flows             186,945       190,100

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net               (35,146)      (39,039)
 Cash paid for acquisitions                   --        (375,441)
  Net cash provided by (used in)
   investing activities                    (35,146)     (414,480)

Cash flows from financing activities:
 Proceeds from issuance of common stock     11,753         3,766
 Borrowing (repayments) of debt            (72,741)      233,404
 Payment of dividends                       (4,057)       (6,131)
  Net cash used in financing activities    (65,045)      231,039

Effect of exchange rate changes on cash       (669)         (896)
Net change in cash and cash equivalents     86,085         5,763
Beginning balance of cash and cash
  equivalents                               41,923        70,821
Ending balance of cash and cash
  equivalents                            $ 128,008     $  76,584

Supplemental disclosures:
 Cash interest payments                  $  11,952     $   9,849
 Cash income tax payments                $  67,285     $  37,003



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

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 2, 1999 and December 31, 1998, its results of operations for the three months and six months ended July 2, 1999 and June 26, 1998, and its cash flows for the six months ended July 2, 1999 and June 26, 1998.

          Total comprehensive income was as follows:

                            1999           1998
                                 (millions)

     Quarter                $53.7          $54.3
     Six Months             $89.7          $94.5

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.


NOTE 2.   SEGMENT INFORMATION

          Segment information is presented consistently with the basis described in the 1998 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for 1999 are shown below:

                                     Sales-Quarter     Sales-Six Months
                                   1999      1998      1999         1998
Process/Environmental Controls  $410,590  $422,603    $843,334    $769,133
Tool and Components              331,188   313,825     653,034     613,535
                                $741,778  $736,428  $1,496,368  $1,382,668

                                  Op Profit-Quarter  Op Profit-Six Months
                                   1999       1998       1999      1998
Process/Environmental Controls  $64,534    $59,902   $129,284   $108,152
Tool and Components              48,045     36,566     83,335     66,057
Other                            (4,441)    (4,594)    (8,541)    (8,321)
                               $108,138    $91,874   $204,078   $165,888


NOTE 3.   MERGER WITH HACH COMPANY

          On July 14, 1999, the Company announced completion of the Hach merger whereby the Company issued .2987 shares of common stock in exchange for each outstanding share of Hach Company.
The transaction will be a tax-free reorganization and will be accounted for as a pooling-of-interests. Accordingly, future financial statements will be restated to reflect the combined companies. Sales reported will increase $137.0 million in 1998 and $127.1 million in 1997. Reported net income will increase $9.2 million in 1998 and $12.0 million in 1997. 1998 reported diluted earnings per share will increase approximately $.01 and 1997 reported diluted earnings per share will increase approximately $.03. Results for interim periods have not yet been determined on a combined company basis. Hach is engaged in the manufacture and marketing of instruments and kits to analyze the chemical and other properties of water and aqueous solutions.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Net sales for the 1999 quarter were 1% higher than the 1998 quarter. Net sales for the six-month period were 8% higher than the corresponding period in 1998. This is principally due to continued increases in shipment volume in all segments and the effect of acquisitions, with comparable companies accounting for approximately 2% of sales growth in the six-month period. Acquisitions, net of divested businesses, did not have a significant effect on sales growth for the quarter.

          Gross profit margin in 1999, as a percentage of sales, was approximately 38.1% for the quarter and 37.3% for the six-month period, an increase of 1.0 percentage points from 1998 levels. The gross margin increase was attributable to both the effect of cost reduction efforts and productivity improvements within the existing business units.

          Selling, general and administrative expenses for the 1999 quarter decreased in total dollars reflecting cost reduction efforts. Selling, general and administrative expenses as a percentage of sales was 22.3% for the 1999 quarter and 22.4% for the six month period, respectively. This represents a decrease of
1.3 and 0.8 percentage points, respectively, from prior periods. This reflects principally cost reduction efforts across both business segments.

          Interest expense for the quarter was 18.4% lower due to strong cash flow experienced in 1999 and 1998. For the six-month period, interest expense was 17.4% higher, due to higher average debt levels, reflecting the funding of acquisitions at the end of the 1998 first quarter.

          The effective tax rate is consistent for the second quarter. The six-month period is .4 percent points higher in 1999 than 1998, mainly due to adjustments to the tax rate made by Fluke in the 1998 first quarter, which represented the fiscal year-end for Fluke.

Liquidity and Capital Resources

          Since December 31, 1998, the Company has experienced increases in inventory and accounts payable. This is due to the lower activity levels experienced in the last weeks of 1998 caused by the holiday season. Total debt decreased to $399.8 million at July 2, 1999, primarily as a result of strong operating cash flow.

          A regular quarterly dividend of $.015 per share was declared, payable on July 30, 1999 to holders of record on June
25, 1999.

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



                  DANAHER CORPORATION:



Date:  July 22, 1999     By: /s/ Patrick W. Allender
                             Patrick W. Allender
                             Chief Financial Officer


Date:  July 22, 1999     By: /s/ C. Scott Brannan
                             C. Scott Brannan
                             Controller