Form 10-Q
period 1999-10-01
DANAHER CORP /DE/
filed 1999-10-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]   SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarter ended October 1, 1999
                        OR
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

                Yes  X            No


The number of shares of common stock outstanding at October 21, 1999 was 142,346,187.

                            DANAHER CORPORATION

                                   INDEX

                                 FORM 10-Q


PART I  - FINANCIAL INFORMATION                        Page

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at October 1, 1999 and December 31, 1998      3

             Consolidated Condensed Statements of
             Earnings for the three months and
             nine months ended October 1, 1999 and
             September 25, 1998                            4

             Consolidated Condensed Statements of
             Cash Flow for the nine months ended
             October 1, 1999 and September 25, 1998        5

             Notes to Consolidated Condensed
             Financial Statements                        6-7

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                   8-9

PART II - OTHER INFORMATION

    Item 6. (a)  Exhibits:                                 9

            (b)  Reports on Form 8-K: None

                            DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)
                                (Unaudited)

                                     October 1,      December 31,
                                        1999            1998
                                                  (Notes 1 and 3)
                  ASSETS
Current Assets:
 Cash and cash equivalents          $  280,138       $   47,798
 Accounts receivable, net              514,522          485,543
 Inventories:
   Finished goods                      146,769          130,463
   Work in process                      73,739           75,768
   Raw material and supplies           128,941          131,250
        Total inventories              349,449          337,481
 Prepaid expenses and other
   current assets                       64,442           60,874
        Total current assets         1,208,551          931,696
Property, plant and equipment, net
   of accumulated depreciation of
   $543,143 and $493,332,
   respectively                        508,732          510,198
Other assets                            76,908           99,402
Excess of cost over net assets of
    acquired companies, net          1,286,533        1,299,563
          Total assets              $3,080,724       $2,840,859


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable and current
   portion of long-term debt        $   74,847       $   59,721
 Accounts payable                      195,179          161,782
 Accrued expenses                      531,959          479,743
   Total current liabilities           801,985          701,246
Other liabilities                      289,405          294,907
Long-term debt                         341,494          443,918
Stockholders' equity:
  Common stock-$.01 par value            1,542            1,536
  Additional paid-in capital           417,510          332,054
  Retained earnings                  1,249,119        1,069,571
  Accumulated other comprehensive
    income                             (20,331)          (2,373)
Total stockholders' equity           1,647,840        1,400,788

  Total liabilities and
   stockholders' equity             $3,080,724       $2,840,859

 See notes to consolidated condensed financial statements.
                            DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (000's omitted except per share amounts)
                                (unaudited)


                                 Quarter Ended           Nine Months Ended
                          October 1,  September 25,   October 1, September 25,
                                1999         1998           1999        1998


Net sales                     $781,867     $758,253     $2,349,044  $2,211,462
Operating costs and expenses:
  Cost of sales                470,799      457,646      1,440,562   1,373,544
  Selling, general and
   administrative expenses     182,515      189,332        545,280     538,275
  Goodwill and other
   amortization                  9,337        7,786         27,448      21,978
  Total operating costs and
   expenses                    662,651      654,764      2,013,290   1,933,797
Operating profit               119,216      103,489        335,754     277,665
Other (Note 3)                  11,778       40,796         11,778      40,796
Interest expense, net            2,720        7,804         15,233      18,613
Earnings before income taxes   104,718       54,889        308,743     218,256
Income taxes                    42,872       23,879        121,422      86,960

Net Earnings                  $ 61,846     $ 31,010     $  187,321  $  131,296

Basic earnings per share        $ .43        $ .22          $1.32       $ .94

Average shares outstanding     142,494      140,482        141,457     139,561

Diluted earnings per share      $ .42        $ .21          $1.28       $ .91

Average common stock and
 equivalent shares
 outstanding                   146,785      144,488        145,852     143,789





See notes to consolidated condensed financial statements.

                             DANAHER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (000's omitted)
                                 (unaudited)

                                           Nine Months Ended
                                        October 1,   September 25,
                                           1999           1998

Cash flows from operating activities:
 Net earnings from operations            $ 187,321     $ 131,296
 Noncash items, depreciation
  and amortization                          96,460        84,069
  Change in accounts receivable            (16,481)       10,345
  Change in inventories                    (12,872)      (26,614)
  Change in accounts payable                27,713         1,234
  Change in other assets and liabilities    83,361        58,149
    Total operating cash flows             365,502       258,479

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net               (61,508)      (76,681)
 Cash paid for acquisitions                (60,380)     (524,345)
  Net cash used in investing activities   (121,888)     (601,026)

Cash flows from financing activities:
 Proceeds from sale of treasury stock       69,845          --
 Proceeds from issuance of common stock     15,617        24,956
 Borrowing (repayments) of debt            (88,144)      291,239
 Payment of dividends                       (7,773)       (9,761)
  Net cash provided by (used in)
       financing activities                (10,455)      306,434

Effect of exchange rate changes on cash       (819)          808
Net change in cash and cash equivalents    232,340       (35,305)
Beginning balance of cash and cash
  equivalents                               47,798        80,578
Ending balance of cash and cash
  equivalents                            $ 280,138     $  45,273

Supplemental disclosures:
 Cash interest payments                  $   9,635     $  18,733
 Cash income tax payments                $  82,210     $  85,978



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

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at October 1, 1999 and December 31, 1998, its results of operations for the three months and nine months ended October 1, 1999 and September 25, 1998, and its cash flows for the nine months ended October 1, 1999 and September 25, 1998.

          Total comprehensive income was as follows:

                            1999           1998
                                 (millions)

     Quarter                $73.4           $29.9
     Nine Months           $169.4          $136.1

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.


NOTE 2.   SEGMENT INFORMATION

          Segment information is presented consistently with the basis described in the 1998 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for the quarter and nine months ended October 1, 1999 and September 25, 1998 are shown below:






                                               Net Sales
                                      Quarter            Nine Months
                                   1999      1998      1999         1998
Process/Environmental Controls  $455,057  $440,378  $1,369,200  $1,280,052
Tool and Components              326,810   317,875     979,844     931,410
                                $781,867  $758,253  $2,349,044  $2,211,462

                                           Operating Profit
                                       Quarter           Nine Months
                                   1999       1998     1999        1998
Process/Environmental Controls  $73,936    $61,921   $215,680    $178,361
Tool and Components              48,981     44,983    132,316     111,040
Other                            (3,701)    (3,415)   (12,242)    (11,736)
                               $119,216   $103,489   $335,754    $277,665


NOTE 3.   MERGERS

          On July 14, 1999, the Company acquired Hach Company. The Company issued .2987 shares of common stock in exchange for each outstanding share of Hach Company. The transaction was a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the financial statements presented have been restated to reflect the combined companies. Sales reported have increased $111.1 million for the nine months ended October 1, 1999 and $104.0 million for the nine months ended September
25, 1998.   Hach is engaged in the manufacture and marketing of
instruments and kits to analyze the chemical and other properties of water and aqueous solutions.

          Third quarter 1999 results include a one-time charge of $11.8 million ($9.8 million after-tax or $0.07 per diluted share) to reflect the costs of the transaction and the elimination of redundant activities and operations.

          After consideration of the one-time charge above, net income increased $2.0 million for the nine months ended October
1, 1999 and $6.4 million for the nine months ended September 25, 1998 due to the Hach acquisition.

          On July 9, 1998, the Company acquired Fluke Corporation in a transaction accounted for as a pooling-of-interests. Third quarter 1998 results include a one-time charge of $40.8 million ($28.6 million after-tax or $0.20 per diluted share) to reflect the costs of the transaction and its integration into the Company.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Net sales for the 1999 quarter were 3.1% higher than the 1998 quarter. Net sales for the nine-month period were 6.2% higher than the corresponding period in 1998. This is principally due to continued increases in shipment volume in both segments and the effect of acquisitions, with comparable companies accounting for approximately 2% of sales growth in the nine-month period. Acquisitions, net of divested businesses, did not have a significant effect on sales growth for the quarter.

          Gross profit margin in 1999, as a percentage of sales, was approximately 39.8% for the quarter and 38.7% for the nine-month period, an increase of 0.8 percentage points from the 1998 nine-month period and 0.1 percentage points from the 1998 third quarter. The year to date gross margin increase was attributable to both the effect of cost reduction efforts and productivity improvements within the existing business units.

          Selling, general and administrative expenses for the 1999 quarter decreased in total dollars reflecting cost reduction efforts. Selling, general and administrative expenses as a percentage of sales was 23.3% for the 1999 quarter and 23.2% for the nine month period. This represents a decrease of 1.7 and 1.1 percentage points from the 1998 quarter and year to date periods, respectively. The decreases are driven by cost reduction efforts across both business segments.

          Interest expense for the quarter was 65.2% lower due to strong cash flow experienced in 1999 and 1998. For the nine-month period, interest expense was 18.2% lower, due to lower average debt levels resulting from strong operating cash flow.

          The effective tax rate decreased 2.6 percentage points for the third quarter and 0.5 percentage points for the nine-month period from 1998 respective periods, mainly due to a higher level of non-deductible merger costs in 1998.

Liquidity and Capital Resources

          Since December 31, 1998, the Company has experienced increases in inventory and accounts payable. This is due to seasonally lower levels experienced at the end of 1998 caused by the holiday season. Total debt decreased by $87.3 million and cash increased by $232.3 million from year end primarily as a result of strong operating cash flow. The Company's cash equivalents as of October 1, 1999 are invested in highly liquid investment grade debt instruments with a maturity of ninety days or less.

          A regular quarterly dividend of $.015 per share was declared, payable on October 29, 1999 to holders of record on September 24, 1999.

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



                  DANAHER CORPORATION:



Date:  October 21, 1999     By: /s/ Patrick W. Allender
                             Patrick W. Allender
                             Chief Financial Officer


Date:  October 21, 1999     By: /s/ Christopher C. McMahon
                             Christopher C. McMahon
                             Controller