Form 10-K405
period 1999-12-31
DANAHER CORP /DE/
filed 2000-03-21
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____to___Commission File Number:1-8089
                                                                    ------

                              DANAHER CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                                       59-1995548
      --------                                       ----------
(State of incorporation)                          (I.R.S.Employer
                                               Identification number)

1250 24th Street, N.W., Suite 800
     Washington, D.C.                                   20037
     ----------------                                   -----
  (Address of Principal                               (Zip Code)
    Executive Offices)


       Registrant's telephone number, including area code:  202-828-0850

          Securities Registered Pursuant to Section 12(b) of the Act:

                                          Name of Exchanges
Title of each class                      on which registered
-------------------                      -------------------
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

     Yes  X                              No
         ---                                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 2000, the number of shares of common stock outstanding was
141.3 million and were held by approximately 3,500 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $4.1 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

                        EXHIBIT INDEX APPEARS ON PAGE 14

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1999. With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

Part III incorporates certain information by reference from the registrant's proxy statement for its 2000 annual meeting of stockholders. With the exception of the pages of the 2000 Proxy Statement specifically incorporated herein by reference, the 2000 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

ITEM 1.  BUSINESS
-----------------

     The Company conducts its operations through two business segments:
Process/Environmental Controls and Tools and Components.

Process/Environmental Controls
------------------------------

     The Process/Environmental Controls segment is comprised of Hach Company, Fluke Corporation ("Fluke"), Veeder-Root Company ("Veeder-Root"), Danaher Controls, Partlow/West, Anderson Instruments, West Instruments, QualiTROL Corporation, A.L. Hyde Company, Hengstler, McCrometer, the controls product line business units of Joslyn Corporation and Pacific Scientific Company, Namco Controls, Dolan-Jenner, Atlas Copco Controls, M&M Precision Systems, Communications Technology Corporation, Gems Sensors and the Dr. Bruno Lange Group. These companies produce and sell compact, professional electronic test tools, underground storage tank leak detection systems and motion, position, speed, temperature, level and position instruments and sensing devices, power switches and controls, communication line products, power protection products, liquid flow and quality measuring devices, quality assurance products and systems, safety devices and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end users.

     The Company's strategy in the Process/Environmental Controls segment is to concentrate on the rapid expansion of its key strategic product lines, including environmental, electronic test and measurement, motion and others. One key product in the environmental controls product line is the Veeder-Root storage tank leak detection system. The Company believes that Veeder-Root is the premier manufacturer of state-of-the-art tank measuring and leak detection systems for underground fuel storage tanks. Veeder-Root continues to expand its environmental controls product and service offering to encompass applications related to markets other than petroleum storage and to address nonregulatory business requirements.

     The Company has a leadership position in the water quality testing and control market, into which is sold its Hach, Dr. Lange, Pacific Scientific, and Sigma branded products. These products include analytical instruments used in water quality monitoring, and chemicals and other consumables used in the process. The Company markets these products worldwide, both direct to end users and through distributors.

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

     Pacific Scientific has two major product lines, motion and safety equipment. Nearly half of Pacific Scientific's sales consists of electric motors, drives and controls. The Company also manufactures and sells electronic drives as part of its Atlas Copco Controls division. These electric motors and controls are sold primarily to original equipment manufacturers who incorporate them into a wide variety of products. Pacific Scientific motors are used in factory automation, medical, printing, plastic extrusion and molding, paper converting, vending, textile, aerospace, fitness and many other types of equipment. Safety equipment includes mainly fire detection and suppression equipment, crew restraints, flight control and pyrotechnic devices. Safety equipment is sold mainly in the aviation and aerospace industry. The Company also provides worldwide sales, service and repair of its products for airlines and other users of safety equipment.

     Other business lines within this segment include extruded thermoplastic mill shapes and custom molded plastic products.

     The raw materials utilized by companies in this segment are stock items, principally metals and plastic, electrical and electronic components. These materials are readily available from a number of sources in sufficient quantities.

Tools and Components
--------------------

     The Tools and Components segment is comprised of the Danaher Hand Tool Group (including Special Markets, Professional Tool Division and Asian Tool Division), Matco Tools ("Matco"), Jacobs Chuck Manufacturing Company ("Jacobs"), Delta Consolidated Industries ("Delta"), Jacobs Vehicle Systems Company, Hennessy Industries and the hardware and electrical apparatus lines of Joslyn Manufacturing Company (JMC). This segment is one of the largest worldwide producers and distributors of general purpose mechanics' hand tools and automotive specialty tools. Other products manufactured by these companies include tool boxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, custom designed headed tools and components, hardware and components for the power generation and transmission industries, high quality precision socket screws, fasteners, and high quality miniature precision parts.

     The Company's business strategy in this segment is focused on increasing sales to existing customers, broadening channels of distribution, developing new products, geographic expansion and achieving production efficiencies and enhanced quality and customer service.

     Danaher Tool Group (DTG) is one of the largest worldwide producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.'s Craftsman/(R)/ line of mechanics' hand tools for over 60 years. Approximately 80% of the over 200 million pieces sold to Sears annually are sold in tool sets that include from three to over 1,000 pieces.

     DTG's Special Markets Group sells to Sears under a five year evergreen agreement, that requires Sears to purchase a significant portion of its annual requirements for its private-label Craftsman mechanics' hand tool line from DTG, subject to certain conditions.

     For over 30 years, DTG has also been a primary supplier of specialized automotive service tools to NAPA, which has approximately 6,100 outlets. In addition, DTG has been the designated supplier of general purpose mechanics' hand tools to NAPA since 1983. DTG specialized automotive service tools are also sold under the K-D Tools/(R)/ brand, its industrial tools and products are also sold under the Armstrong/(R)/ and Allen brand names, and fastener products under the Holo-Krome/(R)/ name are sold to independent distributors and other customers in the "do-it-yourself," professional automotive, commercial and industrial markets.

     Professional mechanics' tools are distributed by Matco which has approximately 1,300 independent mobile distributors who sell primarily to individual professional mechanics. Matco is one of the leading suppliers in this market.

     Jacobs/(R)/ is the market leader in the drill chuck business with its highly respected and well recognized brand name.


     Delta is a leading manufacturer of pickup truck toolboxes and industrial storage boxes and its products are sold under the DELTA/(R)/ and JOBOX/(R)/ brand names.

     Wheel service equipment is manufactured under the Coats/(R)/, Bada/(R)/ and Ammco/(R)/ brand names. Products include tire changers, wheel balancers, wheel weights and brake service equipment. Wheel service equipment is sold primarily to wholesale distributors and national accounts. These markets are served by the Company's sales personnel.

     Diesel engine retarders are manufactured at Jacobs Vehicle Systems Company. The "Jake Brake/(R)/" technology was developed by Jacobs Vehicle and represents the leading brand of engine retarders. The product is sold by Jacobs' sales personnel to original equipment manufacturers and aftermarket distributors.

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

Patents, Licenses, etc.
-----------------------

     The Company has patents of its own and has acquired licenses under patents of others. The Company does not consider that its business, as a whole, is dependent on any single patent, group of patents, trademark or franchise. The Company does, however, offer many patented products and is periodically engaged in litigation concerning patents and licenses.

Seasonal Nature of Business
---------------------------

     As a whole, the Company's businesses are not subject to material seasonal fluctuations.

Backlog
-------

     The Company's products are manufactured primarily in advance of order and either shipped or assembled from stock. Backlogs are not significant as sales are often dependent on orders requiring immediate shipment from inventory.




Employee Relations
------------------

     At December 31, 1999, the Company employed approximately 19,000 persons. Of these, approximately 2,300 were hourly-rated unionized employees. The Company considers its labor relations to be good.

Research and Development
------------------------

     The Company's research and development expenditures were $119 million for 1999, $121 million for 1998 and $96 million for 1997.

Environmental and Safety Regulations
------------------------------------

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

Major Customers
---------------

     The Company has no customers which accounted for more than 10% of consolidated sales in 1999. The Company's largest single customer is Sears, Roebuck and Co. ("Sears"), and although the relationship with Sears is long-standing, the Company believes the loss or material reduction of this business could have a material adverse effect on its operations.


ITEM 2.  PROPERTIES
-------------------

     The Company occupies over 6 million square feet of manufacturing, distribution, service and office space at various domestic and foreign locations. The principal properties are listed below. The Company believes that its plants have adequate productive capacity and are suitably used for the manufacture of its products and that its warehouses, distribution centers and sales offices are suitably located and utilized for the marketing of its products and services.


Location                          Principal Use  Owned/Leased
--------                          -------------  ------------

Process/Environmental Controls
--------------------------------

Altoona, PA                       Manufacturing  Owned
Elizabethtown, NC                 Manufacturing  Owned


Location                          Principal Use  Owned/Leased
--------                          -------------  ------------

Process/Environmental Controls
--------------------------------

Market Harborough,
   England                        Manufacturing  Leased
Sao Paulo,
   Brazil                         Manufacturing  Owned
New Hartford
   & Fairport, NY                 Manufacturing  Owned
Gurnee, IL                        Manufacturing  Leased
Grenloch, NJ                      Manufacturing  Owned
Brighton,
   England                        Manufacturing  Leased
Aldingen,
   Germany                        Manufacturing  Owned
Aldingen,
   Germany (2)                    Manufacturing  Leased
Wehingen,
   Germany (2)                    Manufacturing  Leased
Eatontown, NJ                     Distribution   Leased
Broxbourne,
   England                        Distribution   Leased
Cleveland, OH (3)                 Manufacturing  Owned
Goleta, CA                        Manufacturing  Owned
Birmingham,
   England                        Manufacturing  Leased
Juarez, Mexico                    Manufacturing  Leased
Lachine, Quebec                   Manufacturing  Leased
Lancaster, SC                     Manufacturing  Owned
Paso Robles, CA                   Manufacturing  Leased
San Jose, CA                      Manufacturing  Owned
Hemet, CA                         Manufacturing  Owned
Etobicoke,
   Canada                         Manufacturing  Leased
Highland Heights,
   OH                             Manufacturing  Owned
Herzhorn, Germany                 Manufacturing  Owned
West Carollton, OH                Manufacturing  Owned
Loffingen, Germany                Manufacturing  Owned
Tamworth, England                 Manufacturing  Leased
Basingstoke,
   England                        Manufacturing  Owned
Baretswil,
Switzerland                       Manufacturing  Owned
Plainville, CT                    Manufacturing  Owned
Everett, WA                       Manufacturing  Owned
Einhoven,
   Netherlands                    Manufacturing  Leased
Chandler, AZ                      Manufacturing  Leased
Duarte, CA                        Manufacturing  Leased
Rockford, IL                      Manufacturing  Leased
Grants Pass, OR                   Manufacturing  Owned



Location                          Principal Use  Owned/Leased
--------                          -------------  ------------

Process/Environmental Controls
--------------------------------

Wilmington, MA                    Manufacturing  Leased
Kazmarek, Slovakia                Manufacturing  Leased
Weymouth, MA                      Manufacturing  Owned
Loveland, CO                      Manufacturing  Owned
Ames, IA                          Manufacturing  Owned
Elkhart, IN                       Manufacturing  Owned
Stockholm, Sweden                 Manufacturing  Owned
Hertfordshire,
   England                        Distribution   Owned
Enis, Ireland                     Manufacturing  Leased

Tools and Components
--------------------------------

Springdale, AK                    Manufacturing  Owned
Springfield, MA                   Manufacturing  Owned
Gastonia, NC                      Manufacturing  Leased
Fayetteville,AK (2)               Manufacturing  Owned
Baltimore, MD                     Distribution   Leased
Brampton, Ontario                 Distribution   Leased
Lakewood, NY                      Manufacturing  Owned
Nashville, TN                     Distribution   Owned
Stow, OH                          Distribution   Owned
West Hartford, CT                 Manufacturing  Owned
Terryville, CT                    Manufacturing  Owned
Walworth, WI                      Manufacturing  Owned
Dundee, Scotland                  Manufacturing  Owned
Sheffield, England                Manufacturing  Owned
Clemson, SC                       Manufacturing  Owned
Jonesboro, AK                     Manufacturing  Owned
Raleigh, NC                       Manufacturing  Leased
Chicago, IL (3)                   Manufacturing  Owned
Bloomfield, CT                    Manufacturing  Owned
LaVergne, TN                      Manufacturing  Owned
Bowling Green, KY                 Manufacturing  Owned
Suzhou, China                     Manufacturing  Owned
Shanghai, China (3)               Manufacturing  Owned
Taichung, Taiwan                  Manufacturing  Leased
Dallas, TX                        Manufacturing  Leased
Atlanta, GA                       Manufacturing  Owned
Mexico City,
   Mexico                         Manufacturing  Leased


       In addition to the facilities listed, the Company owns or leases various facilities including offices or properties in Washington, District of Columbia; Simsbury, Connecticut; as well as facilities in Uppermill, Livingston, Gloucester and Richmond, Great Britain; Melbourne and Sydney, Australia; Nagoya, Osaka and Tokyo, Japan; Toronto, Canada; Paris, Bron, Toulouse, Lyon, Bordeaux, Tours and Selestat, France; and Stuttgart, Germany.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

       A former subsidiary of the Company is engaged in litigation in several states with respect to product liability. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs, in state and federal courts. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The Company has accepted an agreement in principle to settle these claims. Completion of this settlement agreement will not result in a material adverse effect on the Company's results of operations or financial condition.

       In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to ordinary routine litigation incidental to their business. The Company believes that the results of the above noted litigation and other pending legal proceedings would not have a materially adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
-----------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of 1999.


PART II


ITEMS 5 THROUGH 8.
------------------

       The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

       NONE

PART III


ITEMS 10 THROUGH 13.
-------------------

       The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 2000 annual meeting, and is incorporated herein by reference.


PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
     ----------------------------------------------------------------------
8-K
---

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

       b)  Reports on Form 8-K filed in the fourth quarter of 1999.


          NONE

                              DANAHER CORPORATION
             INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                         FINANCIAL STATEMENT SCHEDULES

                                               Page Number in:
                                               ---------------

                                                      Annual Report
                                                      -------------
                                          Form 10K    To Shareholders
                                          --------    ---------------
Annual Report:
--------------

Report of Independent Public
Accountants on Schedule                   17

Financial Statements:
---------------------

Consolidated Statements of
Earnings, year ended December 31,
1999, 1998, and 1997                                            18

Consolidated Balance Sheets,
December 31, 1999 and 1998                                      19

Consolidated Statements of
Cash Flows, years ended
December 31, 1999, 1998, and 1997                               20

Consolidated Statements of
Stockholders' Equity, years
ended December 31, 1999,
1998, and 1997                                                  21

Notes to Consolidated
Financial Statements                                            22

Supplemental Data:
------------------

Selected Financial Data                                         12

Market Prices of Common Stock                                   31

Schedules:
----------

II - Valuation and Qualifying Accounts    18


       Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

Exhibits:
---------

(3)  Articles of Incorporation and By-Laws

     (a) The Articles of Incorporation of Danaher     Incorporated by
                                                      Reference to Exh 3
                                                      of 6/26/98 Form 10-Q

     (b) The By-Laws of Danaher                       Incorporated by
                                                      Reference to Exh 3
                                                      of 6/26/98 Form 10-Q
(10) Material Contracts:

     (a) Employment Agreement between Danaher         Incorporated by
         Corporation and George M. Sherman            Reference to Exh 10(a)
         dated as of January 2, 1990                  of 6/26/98 Form 10-Q

     (b) Credit Agreement Dated As of September 7,    Incorporated by
         1990. Among Danaher Corporation, the         Reference to Exh 10(b)
         Financial Institutions Listed Therein        of 6/26/98 10-Q
         and Bankers Trust Company as Agent

     (c) Agreement as of November 1, 1990 between     Incorporated by
         Danaher Corporation, Easco Hand Tools, Inc.  Reference to Exh 10(c)
         and Sears, Roebuck and Co.                   of 6/26/98 Form 10-Q

     (d) Note Agreement as of November 1, 1992        Incorporated by
         Between Danaher Corporation and Lenders      Reference to Exh 10(d)
         Referenced Therein                           of 6/26/98 Form 10-Q

     (e) Note Agreement as of April 1, 1993           Incorporated by
         Between Danaher Corporation and Lenders      Reference to Exh 10(d)
         Referenced Therein                           Of 6/26/98 Form 10-Q

     (f) Danaher Corporation 1998 Stock Option Plan   Incorporated by
                                                      Reference to Exh A of
                                                      Proxy statement dated
                                                      March 30, 1998

     (g) Indenture Agreement as of October 28, 1998   Incorporated by
         Between Danaher Corporation and The First    Reference to Form S-3
         National Bank of Chicago, as Trustee         (File 333-63591)

(13) Annual Report to Securityholders

(21) Subsidiaries of Registrant

(23) Consent of Independent Public Accountants

(27) Financial Data Schedules


                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DANAHER CORPORATION



                                  By:  /s/ GEORGE M. SHERMAN
                                       -------------------------
                                       George M. Sherman
                                       President and Chief
                                       Executive Officer

Date: March 17, 2000


/s/  GEORGE M. SHERMAN           President and Chief Executive Officer
-------------------------------
     George M. Sherman

/s/  STEVEN M. RALES             Chairman of the Board
-------------------------------
     Steven M. Rales

/s/  MITCHELL P. RALES           Chairman of the Executive Committee
-------------------------------
     Mitchell P. Rales

/s/  WALTER G. LOHR, JR.         Director
-------------------------------
     Walter G. Lohr, Jr.

/s/  DONALD J. EHRLICH           Director
-------------------------------
     Donald J. Ehrlich

/s/  MORTIMER M. CAPLIN          Director
-------------------------------
     Mortimer M. Caplin

/s/  ALAN G. SPOON               Director
-------------------------------
     Alan G. Spoon

/s/  A. EMMET STEPHENSON, JR.    Director
-------------------------------
     A. Emmet Stephenson, Jr.

/s/  PATRICK W. ALLENDER         Executive Vice President-Chief Financial
-------------------------------
     Patrick W. Allender         Officer and Secretary

/s/  CHRISTOPHER C. MCMAHON      Vice President and Controller
-------------------------------
     Christopher C. McMahon


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES


To Danaher Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Danaher Corporation and Subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
January 27, 2000

                      DANAHER CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (000's omitted)



                                   Additions

                                                   Write
                  Balance    Charged               Offs,
Classification    at         to         Charged    Write   Balance
                  Beginning  Costs      to         Downs   at End
                  of         &          other      &       of
                  Period     Expenses  Accounts  Deductions  Period
---------------------------------------------------------------------
Year Ended December 31, 1999

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts:   $24,000   $10,756   $  185(a) $ 6,941    $28,000
                     =======   =======   ======    =======    =======

Year Ended December 31, 1998
Allowances deducted
from asset accounts:

Allowance for
doubtful accounts    $19,000   $ 9,442  $ 2,698(a) $ 7,140    $24,000
                     =======   =======  =======    =======    =======

Year Ended December 31, 1997

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts:   $16,000   $ 6,986   $  510(a) $ 4,496    $19,000
                     =======   =======   ======    =======    =======


Notes:(a) - Amounts related to businesses acquired, net of amounts related to businesses disposed.