Form 10-Q
period 2000-03-31
DANAHER CORP /DE/
filed 2000-04-19
CIK 313616

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
 (Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [ X ]              SECURITIES AND EXCHANGE ACT OF 1934
                    For the Quarter ended March 31, 2000

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

          Yes  X                                       No


The number of shares of common stock outstanding at April 19, 2000 was 141,684,470.
                            DANAHER CORPORATION

                                   INDEX

                                 FORM 10-Q

PART I  - FINANCIAL INFORMATION                      Page

     Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets
     at March 31, 2000 and December 31, 1999          1

     Consolidated Condensed Statements of
     Earnings for the three months ended
     March 31, 2000 and April 2, 1999                 2

     Consolidated Condensed Statements of
     Cash Flows for the three months ended
     March 31, 2000 and April 2, 1999                 3

     Notes to Consolidated Condensed
     Financial Statements                             4

     Item 2.    Management's Discussion and
       Analysis of Financial Condition and
       Results of Operations                          5-6

PART II - OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K     6

                 (27)  Financial Data Schedules

     DANAHER CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's omitted)

                                         March 31,   December 31,
                                           2000          1999
                                        (unaudited)     (NOTE 1)
                    ASSETS
Current Assets:
  Cash and equivalents                 $   91,972    $   260,281
  Accounts receivable, net                577,299        544,738
  Inventories:
     Finished goods                       145,190        128,134
     Work in process                       75,361         67,437
     Raw material and supplies            161,737        129,102
          Total inventories               382,288        324,673
  Prepaid expenses and other
   current assets                          81,562         72,425
          Total current assets          1,133,121      1,202,117

Property, plant and equipment, net
  of accumulated depreciation of
  $576,311 and $552,724,
  respectively                            532,788        500,189
Other assets                               78,199         52,476
Excess of cost over net assets of
  acquired companies, net               1,461,449      1,292,289
          Total assets                 $3,205,557     $3,047,071

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current
    portion of long-term debt          $   43,764     $   33,597
  Accounts payable                        228,658        213,209
  Accrued expenses                        539,640        461,980
          Total current liabilities       812,062        708,786
Other liabilities                         291,403        288,494
Long-term debt                            402,496        341,037
Stockholders' equity:
  Common stock - $.01 par value             1,552          1,540
  Additional paid-in capital              349,330        420,036
  Retained earnings                     1,390,715      1,321,283
  Accumulated other comprehensive
    income                                (42,001)       (34,105)
     Total stockholders' equity         1,699,596      1,708,754
          Total liabilities and
          stockholders' equity         $3,205,557     $3,047,071


See notes to consolidated condensed financial statements.



                            DANAHER CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (000's omitted except per share amounts)
                                (unaudited)

                                            Three Months Ended
                                         March 31,      April 2,
                                           2000          1999

Net sales                               $  867,847    $  793,044
Cost of sales                              537,958       497,560
Selling, general and
   administrative expenses                 202,486       183,606
Goodwill and other amortization              9,774         9,197
     Total operating expenses              750,218       690,363
Operating profit                           117,629       102,681
Interest expense, net                        2,213         6,548
Earnings from continuing operations
     before income taxes                   115,416        96,133
Income taxes                                43,859        37,011


Net earnings                            $   71,557     $  59,122

Basic earnings per share                     $ .50         $ .42

Average common stock outstanding           142,751       140,794

Diluted earnings per share                   $ .49         $ .41

Average common stock and common
     equivalent shares outstanding         145,370       145,088


See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                                   Three Months Ended
                                                  March 31,    April 2,
                                                    2000        1999

Cash flows from operating activities:
     Net earnings from operations                 $ 71,557    $ 59,122
     Noncash items, depreciation and
      amortization                                  35,042      31,458
     Change in accounts receivable                   2,324      19,792
     Change in inventories                         (20,512)     (1,808)
     Change in accounts payable                        610      14,451
     Change in other assets and liabilities         50,044     (11,864)
          Total operating cash flows               139,065     111,151

Cash flows from investing activities:
     Payments for additions to property,
        plant, and equipment, net                  (15,036)    (12,928)
     Cash paid for acquisitions                   (222,502)        -
     Net cash provided by (used in)
        investing activities                      (237,538)    (12,928)

Cash flows from financing activities:
     Proceeds from issuance of common stock         11,480       5,657
     Dividends paid                                 (2,125)     (2,628)
     Borrowing (repayment) of debt                   3,849     (71,087)
     Purchase of common stock                      (82,174)        -
     Net cash provided by (used in)
         financing activities                      (68,970)    (68,058)

Effect of exchange rate changes on cash               (866)        804
Net change in cash and equivalents                (168,309)     30,969
Beginning balance of cash equivalents              260,281      47,798
Ending balance of cash equivalents                $ 91,972    $ 78,767

Supplemental disclosures:
     Cash interest payments                       $  2,157    $  2,099
     Cash income tax payments                     $  5,455    $ 11,403


See notes to consolidated condensed financial statements.


                            DANAHER CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 1.   GENERAL

     The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

      In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2000 and December 31, 1999, its results of operations for the three months ended March 31, 2000, and April 2, 1999, and its cash flows for the three months ended March 31, 2000 and April 2, 1999.

     Total comprehensive income was $63.7 million and $39.5 million for the 2000 and 1999 quarters, respectively.

NOTE 2.   SEGMENT INFORMATION

     Segment information is presented consistently with the basis described in the 1999 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for the 2000 first quarter are shown below:


                                       Sales         Operating Profit
                                  2000      1999      2000      1999

Process/Environmental Controls  $520,448  $471,198  $ 81,660  $ 71,491
Tools and Components             347,399   321,846    40,220    35,290
Other                               -         -       (4,250)   (4,100)
                                $867,847  $793,044  $117,630  $102,681



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the first quarter of 2000 of $867.8 million were 9.4% higher than the 1999 first quarter. Strong volume gains in both business segments accounted for most of the sales increase, while acquisitions provided approximately 3 points of sales growth. Sales were particularly strong in the power quality and electronic test and measurement business units.

     Gross profit margin for the first quarter of 2000, as a percentage of sales, was 38.0%, which represents a 0.7 percentage point increase from 1999 levels. This increase results primarily from product and overhead cost reductions and efficiency improvements within existing business units.

     Selling, general and administrative expenses for the 2000 first quarter were 10% higher than in 1999 due primarily to higher sales levels and the impact of acquisitions. As a percentage of sales, these costs remained at 23% in 2000 and 1999.

     Interest expense of $2.2 million in 2000 was $4.3 million lower than the corresponding 1999 period. Average net debt levels were significantly lower in 2000, reflecting strong cash flow since the 1999 first quarter.

     The 2000 effective tax rate of 38.0% is 0.5% lower than the 1999 effective rate, mainly due to a higher proportion of foreign earnings.


Liquidity and Capital Resources

     The 2000 first quarter provided strong operating cash flow, despite an increase in inventories that resulted from sales and order volume increases and a seasonal build in raw material inventory. Total debt under the Company's borrowing facilities increased to $446.3 million at March 31, 2000, compared to $374.6 million at December 31, 1999. This increase relates principally to new borrowings incurred to finance acquisitions and the repurchase of $82 million of the Company s common stock. On March 27, 2000, the Company acquired American Precision Industries, Inc. for a cash price of $19.25 per share or $250 million including assumption of debt.

     The Company declared a regular quarterly dividend of $.015 per share payable on April 28, 2000, to holders of record on March 31, 2000.

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







                                        DANAHER CORPORATION:



Date:    April 19, 2000                 By:  /s/ Patrick W. Allender
                                             Patrick W. Allender
                                             Chief Financial Officer




Date:    April 19, 2000                 By:  /s/ Christopher C. McMahon
                                             Christopher C. McMahon
                                             Controller