Form 10-Q
period 2000-06-30
DANAHER CORP /DE/
filed 2000-07-20
CIK 313616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]   SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarter ended June 30, 2000
                       OR
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  1-8089

                              DANAHER CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                   59-1995548
    ------------------------                      ----------------------
    (State of incorporation)                         (I.R.S. Employer
                                                  Identification number)

  1250 24th Street, N.W., Suite 800
           Washington, D.C.                                20037
----------------------------------------             ----------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:  202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X            No


The number of shares of common stock outstanding at July 20, 2000 was 141,758,035.

                              DANAHER CORPORATION
                              -------------------

                                     INDEX

                                   FORM 10-Q


PART I  - FINANCIAL INFORMATION                                         Page

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at June 30, 2000 and December 31, 1999                       3

             Consolidated Condensed Statements of
             Earnings for the three months and
             six months ended June 30, 2000 and
             July 2, 1999                                                 4

             Consolidated Condensed Statements of
             Cash Flow for the six months ended
             June 30, 2000 and July 2, 1999                               5

             Notes to Consolidated Condensed
             Financial Statements                                       6-7

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                  7-8

PART II - OTHER INFORMATION

    Item 6. (a)  Exhibits:                                              8-9

            (b)  Reports on Form 8-K: None

                              DANAHER CORPORATION
                              -------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (000's omitted)
                                ---------------

                                                            June 30,       December 31,
                                                              2000            1999
                                                           -----------     ------------
                                                           (unaudited)      (Note 1)
                  ASSETS
                  ------
Current Assets:
 Cash and cash equivalents                                 $  183,713     $  260,281
 Accounts receivable, net                                     624,709        544,738
 Inventories:
   Finished goods                                             171,696        128,134
   Work in process                                             87,738         67,437
   Raw material and supplies                                  181,515        129,102
                                                           ----------     ----------
        Total inventories                                     440,949        324,673
 Prepaid expenses and other
   current assets                                              68,761         72,425
                                                           ----------     ----------
        Total current assets                                1,318,132      1,202,117
Property, plant and equipment, net
   of accumulated depreciation of
   $596,226 and $552,724
   respectively                                               563,232        500,189
Other assets                                                  100,705         52,476
Excess of cost over net assets of
    acquired companies, net                                 1,727,981      1,292,289
                                                           ----------     ----------
          Total assets                                     $3,710,050     $3,047,071
                                                           ==========     ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
   -------------------------------------

Current Liabilities:
 Notes payable and current
   portion of long-term debt                               $   52,670     $   33,597
 Accounts payable                                             247,177        213,209
 Accrued expenses                                             654,870        461,980
                                                           ----------     ----------
   Total current liabilities                                  954,717        708,786
Other liabilities                                             310,357        288,494
Long-term debt                                                675,500        341,037
Stockholders' equity:
  Common stock-$.01 par value                                   1,552          1,540
  Additional paid-in capital                                  349,958        420,036
  Retained earnings                                         1,469,824      1,321,283
  Accumulated other comprehensive
    income                                                    (51,858)       (34,105)
                                                           ----------     ----------
Total stockholders' equity                                  1,769,476      1,708,754
                                                           ----------     ----------

  Total liabilities and
   stockholders' equity                                    $3,710,050     $3,047,071
                                                           ==========     ==========

           See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                   (000's omitted except per share amounts)
                                  (unaudited)



                                   Quarter Ended        Six Months Ended
                                 June 30,   July 2,    June 30,    July 2,
                                   2000      1999        2000       1999
                                 --------  --------  ----------  ----------
Net sales                        $890,775  $774,133  $1,758,622  $1,567,177
Operating costs and expenses:
  Cost of sales                   541,185   472,203   1,079,143     969,763
  Selling, general and
   administrative expenses        202,136   179,159     404,622     362,765
  Goodwill and other
   amortization                    10,789     8,914      20,563      18,111
                                 --------  --------  ----------  ----------
  Total operating costs and
   expenses                       754,110   660,276   1,504,328   1,350,639
                                 --------  --------  ----------  ----------
Operating profit                  136,665   113,857     254,294     216,538
Interest expense, net               5,591     5,965       7,804      12,513
                                 --------  --------  ----------  ----------
Earnings before income taxes      131,074   107,892     246,490     204,025
Income taxes                       49,807    41,539      93,666      78,550
                                 --------  --------  ----------  ----------

Net Earnings                     $ 81,267  $ 66,353  $  152,824  $  125,475
                                 ========  ========  ==========  ==========

Basic earnings per share             $.57      $.47       $1.07        $.89
                                 ========  ========  ==========  ==========

Average shares outstanding        142,246   141,083     142,498     140,938
                                 ========  ========  ==========  ==========

Diluted earnings per share           $.56      $.46       $1.05        $.86
                                 ========  ========  ==========  ==========

Average common stock and
 equivalent shares
 outstanding                      145,243   145,682     145,306     145,385
                                 ========  ========  ==========  ==========


           See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                ----------------------------------------------
                                (000's omitted)
                                  (unaudited)


                                              Six Months Ended
                                             June 30,     July 2,
                                               2000        1999
                                            ---------    --------
Cash flows from operating activities:
 Net earnings from operations               $ 152,824    $125,475
 Noncash items, depreciation
  and amortization                             69,847      64,353
  Change in accounts receivable                27,553      26,226
  Change in inventories                       (48,587)     (9,020)
  Change in accounts payable                     (943)     23,022
  Change in other assets and liabilities       84,382     (30,779)
                                            ---------    --------
    Total operating cash flows                285,076     199,277
                                            ---------    --------

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net                  (39,809)    (38,998)
 Cash paid for acquisitions                  (445,803)         --
                                            ---------    --------
  Net cash used in investing
   activities                                (485,612)    (38,998)
                                            ---------    --------

Cash flows from financing activities:
 Proceeds from issuance of common stock        12,108      13,125
 Borrowing (repayments) of debt               199,070     (73,665)
 Payment of dividends                          (4,283)     (5,310)
 Purchase of commom stock                     (82,174)         --
                                            ---------    --------
  Net cash used in financing activities       124,721     (65,850)
                                            ---------    --------

Effect of exchange rate changes on cash          (753)     (1,772)
                                            ---------    --------
Net change in cash and cash equivalents       (76,568)     92,657
Beginning balance of cash and cash
  equivalents                                 260,281      47,798
                                            ---------    --------
Ending balance of cash and cash
  equivalents                               $ 183,713    $140,455
                                            =========    ========

Supplemental disclosures:
 Cash interest payments                     $   7,118    $ 12,432
                                            =========    ========
 Cash income tax payments                   $  17,627    $ 69,327
                                            =========    ========

           See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

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

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2000 and December 31, 1999, its results of operations for the three months and six months ended June 30, 2000 and July 2, 1999, and its cash flows for the six months ended June 30, 2000 and July 2, 1999.

          Total comprehensive income was as follows:

                    2000        1999
                   ------      ------
                       (millions)
     Quarter       $ 71.4      $56.5
     Six Months    $135.1      $96.0

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.


NOTE 2.   SEGMENT INFORMATION

          Segment information is presented consistently with the basis described in the 1999 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for 2000 are shown below:

                                                     Sales
                                                  -----------
                                    Second Quarter           Six Months
                                    2000      1999        2000         1999
                                  --------  --------   ----------   ----------
Process/Environmental Controls    $550,277  $442,945   $1,070,725   $  914,143
Tools and Components               340,498   331,188      687,897      653,034
                                  --------  --------   ----------   ----------
                                  $890,775  $774,133   $1,758,622   $1,567,177
                                  ========  ========   ==========   ==========

                                               Operating Profit
                                               ----------------
                                    Second Quarter           Six Months
                                    2000      1999        2000         1999
                                  --------  --------   ----------   ----------
Process/Environmental Controls    $ 90,815  $ 70,253   $  172,474   $  141,744
Tools and Components                50,550    48,045       90,770       83,335
   Other                            (4,700)   (4,441)      (8,950)      (8,541)
                                  --------  --------   ----------   ----------
                                  $136,665  $113,857   $  254,294   $  216,538
                                  ========  ========   ==========   ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

          Net sales for the 2000 quarter were 15.1% higher than the 1999 quarter. Net sales for the six-month period were 12.2% higher than the corresponding period in 1999. Acquisitions accounted for 8% and 5.5% of the second quarter and six month sales growth, respectively. Comparable companies grew approximately 7% for both the quarter and six month period, led by strong volume gains in the Electronic Test, Motion, Power Quality, and Hand Tools businesses.

          Gross profit margin in 2000, as a percentage of sales, was approximately 39.3% for the quarter and 38.6% for the six-month period, an increase of 0.3 and 0.5 percentage points from 1999 levels, respectively. This increase was attributable primarily to the leverage of higher shipment volumes spread over the fixed cost base and productivity improvements in both business segments, slightly offset by lower gross margins of businesses acquired during 2000.

          Selling, general and administrative expenses for the 2000 quarter and six month period increased $23 million and $42 million, respectively, reflecting the impact of recently acquired companies, increased variable spending generated by higher sales volumes, and increased spending in organizational development and electronic commerce activities. These expenses, as a percentage of sales, fell 0.4 points, driven by the leverage of a larger revenue base spread over fixed costs, and the impact of recently acquired companies.

          Interest expense was 6.3% and 37.6% lower than the 1999 quarter and six month period, respectively. Lower average debt levels resulting from strong operating cash flows, and the retirement of a portion of higher fixed rate borrowings, have driven these reductions.

          The effective tax rate of 38.0% for the second quarter and the six-month period in 2000, 0.5 percentage points lower than the respective periods in the prior year, is mainly due to a higher proportion of foreign earnings.

Liquidity and Capital Resources
-------------------------------

          Operating cash flow for the six months ended June 30, 2000 was $85.8 million higher than in 1999, resulting from improved earnings, improved accounts receivable management, and increased deferred tax liabilities. Total debt increased to $728.2 million at June 30, 2000, compared to $374.6 million at December 31, 1999. This increase relates principally to new borrowings incurred to finance acquisitions. In the first quarter of 2000, the Company repurchased $82 million of the Company's common stock and acquired American Precision Industries, Inc. for a cash price of approximately $250 million, including assumption of debt. On June 20, 2000, the Company acquired Kollmorgen Corporation for a cash price of $23 per share, or approximately $325 million, including the assumption of debt.

          Subsequent to the end of the second quarter of 2000, on July 3, 2000, the Company purchased the motion control businesses of Warner Electric for $144 million in cash. The debt reflected on the June 30, 2000 balance sheet includes borrowings incurred in anticipation of funding the Warner Electric acquisition. The cash and cash equivalents of $183.7 million on the June 30, 2000 balance sheet were invested in highly liquid investment grade short term instruments.

          A regular quarterly dividend of $.015 per share was declared, payable on July 31, 2000 to holders of record on June 30, 2000.

          The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet anticipated working capital requirements, capital expenditures, acquisitions, dividends and scheduled debt repayments.


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

    (a) Exhibits: (27) Financial Data Schedules

    (b) Reports on Form 8-K: None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  DANAHER CORPORATION:



Date:  July 20, 2000     By: /s/ Patrick W. Allender
       -------------         -----------------------
                             Patrick W. Allender
                             Chief Financial Officer


Date:  July 20, 2000     By: /s/ Christopher C. McMahon
       -------------         --------------------------
                             Christopher C. McMahon
                             Controller