Form 10-Q
period 2000-09-29
DANAHER CORP /DE/
filed 2000-10-19
CIK 313616

               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]   SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarter ended September 29, 2000
                         OR
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________  to ______

Commission File Number:      1-8089


                              DANAHER CORPORATION
            (Exact name of registrant as specified in its charter)


             Delaware                                 59-1995548
     ----------------------                    ----------------------
     (State of incorporation)                     (I.R.S. Employer
                                               Identification number)

  1250 24th Street, N.W., Suite 800
          Washington, D.C.                               20037
----------------------------------------           ----------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code:  202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X            No


The number of shares of common stock outstanding at October 19, 2000 was 141,860,035.

                              DANAHER CORPORATION
                              -------------------

                                     INDEX

                                   FORM 10-Q


PART I  - FINANCIAL INFORMATION                           Page

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at September 29, 2000 and December 31, 1999   3

             Consolidated Condensed Statements of
             Earnings for the three months and
             nine months ended September 29, 2000 and
             October 1, 1999                               4

             Consolidated Condensed Statements of
             Cash Flow for the nine months ended
             September 29, 2000 and October 1, 1999        5

             Notes to Consolidated Condensed
             Financial Statements                        6-7

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                   7-9

PART II - OTHER INFORMATION

   Item 6.  (a)  Exhibits:                                 9

            (b)  Reports on Form 8-K: None

                              DANAHER CORPORATION
                              -------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (000's omitted)
                                ---------------
                                  (Unaudited)

                                                             September 29,   December 31,
                                                                  2000           1999
                                                              ----------     ----------

                  ASSETS
                  ______
Current Assets:
 Cash and cash equivalents                                    $  153,791     $  260,281
 Accounts receivable, net                                        668,594        544,738
 Inventories:
   Finished goods                                                173,954        128,134
   Work in process                                                95,985         67,437
   Raw material and supplies                                     209,155        129,102
                                                              ----------     ----------
        Total inventories                                        479,094        324,673
 Prepaid expenses and other
   current assets                                                 73,225         72,425
                                                              ----------     ----------
        Total current assets                                   1,374,704      1,202,117
Property, plant and equipment, net
   of accumulated depreciation of
   $627,689 and $552,724,
   respectively                                                  576,702        500,189
Other assets                                                      97,720         52,476
Excess of cost over net assets of
    acquired companies, net                                    1,840,709      1,292,289
                                                              ----------     ----------
          Total assets                                        $3,889,835     $3,047,071
                                                              ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
 Notes payable and current
   portion of long-term debt                                  $   59,844     $   33,597
 Accounts payable                                                254,456        213,209
 Accrued expenses                                                690,103        461,980
                                                              ----------     ----------
   Total current liabilities                                   1,004,403        708,786
Other liabilities                                                287,550        288,494
Long-term debt                                                   745,243        341,037
Stockholders' equity:
  Common stock-$.01 par value                                      1,555          1,540
  Additional paid-in capital                                     350,678        420,036
  Retained earnings                                            1,550,557      1,321,283
  Accumulated other comprehensive
    income                                                       (50,151)       (34,105)
                                                              ----------     ----------
Total stockholders' equity                                     1,852,639      1,708,754
                                                              ----------     ----------

  Total liabilities and
   stockholders' equity                                       $3,889,835     $3,047,071
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
                                  (unaudited)


                                      Quarter Ended           Nine Months Ended
                                  September 29, October 1,  September 29, October 1,
                                     2000         1999         2000         1999
                                    --------     --------   ----------   ----------


Net sales                           $986,786     $781,867   $2,745,408   $2,349,044
Operating costs and expenses:
  Cost of sales                      599,814      470,799    1,678,957    1,440,562
  Selling, general and
   administrative expenses           227,265      182,515      631,887      545,280
  Goodwill and other
   amortization                       12,863        9,337       33,426       27,448
                                    --------     --------   ----------   ----------
  Total operating costs and
   expenses                          839,942      662,651    2,344,270    2,013,290
                                    --------     --------   ----------   ----------
Operating profit                     146,844      119,216      401,138      335,754
Other (Note 3)                             -       11,778            -       11,778
Interest expense, net                 11,965        2,720       19,769       15,233
                                    --------     --------   ----------   ----------
Earnings before income taxes         134,879      104,718      381,369      308,743
Income taxes                          51,254       42,872      144,920      121,422
                                    --------     --------   ----------   ----------

Net Earnings                        $ 83,625     $ 61,846   $  236,449   $  187,321
                                    ========     ========   ==========   ==========

Basic earnings per share                $.59         $.43        $1.66        $1.32
                                    ========     ========   ==========   ==========

Average shares outstanding           142,363      142,494      142,453      141,457
                                    ========     ========   ==========   ==========

Diluted earnings per share              $.58         $.42        $1.63        $1.28
                                    ========     ========   ==========   ==========

Average common stock and
 equivalent shares
 outstanding                         145,290      146,785      145,301      145,852
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

                              DANAHER CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                (000's omitted)
                                  (unaudited)

                                                 Nine Months Ended
                                             September 29,   October 1,
                                                  2000         1999
                                               ---------    ---------
Cash flows from operating activities:
 Net earnings from operations                   $ 236,449    $ 187,321
 Noncash items, depreciation
  and amortization                                109,226       96,460
  Change in accounts receivable                    10,792      (16,481)
  Change in inventories                           (62,762)     (12,872)
  Change in accounts payable                       (3,058)      27,713
  Change in other assets and liabilities          106,078       83,361
                                                ---------    ---------
    Total operating cash flows                    396,725      365,502
                                                ---------    ---------

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net                      (61,047)     (61,508)
 Cash paid for acquisitions                      (640,693)     (60,380)
                                                ---------    ---------
  Net cash used in investing activities          (701,740)    (121,888)
                                                ---------    ---------

Cash flows from financing activities:
 Proceeds from sale of treasury stock                   -       69,845
 Proceeds from issuance of common stock            12,831       15,617
 Borrowing (repayments) of debt                   275,988      (88,144)
 Payment of dividends                              (7,175)      (7,773)
 Purchase of common stock                         (82,174)           -
                                                ---------    ---------
  Net cash provided by (used in)
       financing activities                       199,470      (10,455)
                                                ---------    ---------

Effect of exchange rate changes on cash              (945)        (819)
                                                ---------    ---------
Net change in cash and cash equivalents          (106,490)     232,340
Beginning balance of cash and cash
  equivalents                                     260,281       47,798
                                                ---------    ---------
Ending balance of cash and cash
  equivalents                                   $ 153,791    $ 280,138
                                                =========    =========

Supplemental disclosures:
 Cash interest payments                         $  11,442    $   9,635
                                                =========    =========
 Cash income tax payments                       $  29,824    $  82,210
                                                =========    =========


See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)

NOTE 1.   GENERAL

          The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 29, 2000 and December 31, 1999, its results of operations for the three months and nine months ended September 29, 2000 and October 1, 1999, and its cash flows for the nine months ended September 29, 2000 and October 1, 1999.

          Total comprehensive income was as follows:

                2000    1999
               ------  ------
                 (millions)


Quarter        $ 85.3  $ 73.4
Nine Months    $220.4  $169.4

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.


NOTE 2.   SEGMENT INFORMATION

          Segment information is presented consistently with the basis described in the 1999 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for the quarter and nine months ended September 29, 2000 and October 1, 1999 are shown below:



                                              Sales
                                Third Quarter          Nine Months
                               2000     1999         2000         1999
                             --------  --------   ----------   ----------

Process/Environmental
 Controls                    $664,663  $455,057   $1,735,388   $1,369,200
Tool and Components           322,123   326,810    1,010,020      979,844
                             --------  --------   ----------   ----------
                             $986,786  $781,867   $2,745,408   $2,349,044
                             ========  ========   ==========   ==========

                                        Operating Profit
                                Third Quarter           Nine Months
                               2000       1999         2000         1999
                             --------   --------   ----------   ----------
Process/Environmental
 Controls                    $104,092  $ 73,936   $  276,566   $  215,680
Tool and Components            47,739    48,981      138,509      132,316
Other                          (4,987)   (3,701)     (13,937)     (12,242)
                             --------  --------   ----------   ----------
                             $146,844  $119,216   $  401,138   $  335,754
                             ========  ========   ==========   ==========


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


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ------- ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Results of Operations
---------------------------

               Net sales for the 2000 quarter were 26% higher than the 1999 quarter. Net sales for the nine-month period were 17% higher than the corresponding period in 1999. Acquisitions accounted for 21% and 11% of the third quarter and nine-month sales growth, respectively. Comparable companies grew approximately 5% for the quarter and 6% for the nine-month period. This growth was driven by volume gains in the Electronic Test, Motion, Power Quality, and Hand Tools businesses. Unfavorable currency translation impacts of approximately 2% for the quarter and year to date period combined with a decline in the diesel engine retarder business unit to offset the volume growth.

               Gross profit margin in 2000, as a percentage of sales, was approximately 39.2% for the quarter and 38.8% for the nine-month period, a decrease of 0.6 percentage points and an increase of 0.2 percentage points from 1999 levels, respectively. The decrease for the quarter results from the lower gross margins of businesses acquired during 2000. The year to date increase was attributable primarily to the leverage of higher shipment volumes spread over the fixed cost base and productivity improvements, offset by lower gross margins of businesses acquired during 2000.

               Selling, general and administrative expenses for the 2000 quarter and nine-month period increased $45 million and $87 million, respectively, reflecting the impact of recently acquired companies, increased variable spending generated by higher sales volumes, and increased spending in electronic commerce activities. These expenses, as a percentage of sales, fell 0.3 and 0.2 points, respectively, driven by the leverage of a larger revenue base spread over fixed costs, and the impact of recently acquired companies.


               The effective tax rate of 38.0% for the third quarter and the nine-month period in 2000 is 2.94 points and 1.33 points lower than in 1999, respectively, primarily due to a higher proportion of foreign earnings in 2000 and non-deductible merger costs incurred in the 1999 third quarter.

Liquidity and Capital Resources
---------------------------

               Operating cash flow for the nine months ended September 29, 2000 was $31.2 million higher than in 1999, resulting from improved earnings and increased deferred tax liabilities, offset by increases in inventories. Total debt increased to $805.1 million at September 29, 2000, compared to $374.6 million at December 31, 1999. This increase relates principally to new borrowings incurred to finance acquisitions. In the first quarter of 2000, the Company repurchased $82 million of the Company's common stock. For the nine months ended September 29, 2000, cash used in acquisitions totaled $640.7 million, consisting primarily of the acquisitions of American Precision Industries, Inc., Kollmorgen Corporation, and Warner Electric. In the third quarter of 2000, on July 3, 2000, the Company purchased the motion control businesses of Warner Electric for $144 million in cash.

               On July 26, 2000, the Company issued EU 300,000,000 of 6.25% Notes due 2005. The cash and cash equivalents of $153.8 million on the September 29, 2000 balance sheet were invested in highly liquid investment grade short term instruments.

               A regular quarterly dividend of $.02 per share was declared, payable on October 31, 2000 to shareholders of record on September 29, 2000.

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



                  DANAHER CORPORATION:



Date:  October 19, 2000     By: /s/ Patrick W. Allender
       ----------------         -----------------------
                                Patrick W. Allender
                                Chief Financial Officer


Date:  October 19, 2000     By: /s/ Christopher C. McMahon
       ----------------         ---------------------------
                                Christopher C. McMahon
                                Controller