Form 10-K405
period 2000-12-31
DANAHER CORP /DE/
filed 2001-03-29
CIK 313616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____to___Commission File Number: 1-8089
                                                                     ------

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

     Yes  X             No __
         ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, the number of shares of common stock outstanding was
142.5 million and were held by approximately 3,200 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $7.8 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

                        EXHIBIT INDEX APPEARS ON PAGE 14

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part IV incorporate certain information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 2000. With the exception of the pages of the Annual Report to Shareholders specifically incorporated herein by reference, the Annual Report to Shareholders is not deemed to be filed as part of this Form 10-K.

Part III incorporates certain information by reference from the registrant's proxy statement for its 2001 annual meeting of stockholders. With the exception of the pages of the 2001 Proxy Statement specifically incorporated herein by reference, the 2001 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Process/Environmental Controls
------------------------------

     The Process/Environmental Controls Segment is comprised of Hach Company, the Dr. Bruno Lange Group, McCrometer, Fluke Corporation, Fluke Networks, Veeder-Root Company, the Danaher Industrial Controls Group, the Danaher Motion Control Group (including the General Purpose Systems Division, the Motion Components Division and the Special Purpose Systems Division), the controls business units of Joslyn Corporation and Pacific Scientific, M&M Precision Systems, Cyberex, Current Technology, United Power Corporation, QualiTROL Corporation, Gems Sensors, Kollmorgen Artus, and Kollmorgen Electro-Optical. These companies produce and sell compact, professional electronic test tools; underground storage tank leak detection systems; motion, position, speed, temperature and level instruments and sensing devices; power switches and controls; communication line products; power protection products; liquid flow and quality measuring devices; quality assurance products and systems; safety devices; and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end-users.

     The largest product line in the Process/Environmental Control Segment is precision motion control, which includes the following operations: Pacific Scientific, Kollmorgen Industrial and Commercial, American Precision
Industries, Warner Electric and Inmotion Technologies. The primary motion control product lines include motors, drives, controls and mechanical components generally used in a variety of motion applications including but not limited to robotics, packaging equipment and electric vehicles. The Company's strategy has been to focus on precision motion control applications providing significant value through system solutions tailored to individual motion control needs. Channels to market include a direct sales force as well as a network of distributors and representatives located primarily throughout Europe and North America.

     The Company has built a leadership position in precision motion control through several recent acquisitions. Beginning in late 1999, Atlas Copco Controls (later renamed Inmotion Technologies) was acquired. This largely European supplier of complete servo motor, drive and control solutions provides both a European presence and a well recognized high-volume design and manufacturing capability. The acquisition of American Precision Industries in March 2000 brought a diversified U.S. and European motion control supplier that expanded the system scope of the Company. The subsequent acquisition of Kollmorgen in June 2000 provided specialized servo and stepper motor systems to general industrial, medical and aerospace applications. Kollmorgen also has significant operations in Europe and Asia. Kollmorgen's patented "Direct Drive" technology allows for rapid replacement of mechanical and hydraulic systems, eliminating the inefficiency, expense and complexity of gearing systems. In July 2000, the motion control businesses of Warner Electric Company, a leading provider of linear positioning equipment and unique motor solutions in both the U.S. and Europe were also added to the group.

     The Company's electronic test operations were added through the acquisition of Fluke Corporation in July 1998 and were supplemented by several smaller acquisitions since 1998. Fluke is engaged in the design, manufacture and marketing of compact, professional electronic test tools. Fluke's principal products are portable instruments that measure voltage, current, power quality, frequency, temperature, pressure and other key functional parameters of electronic equipment. Fluke Networks, which was separated from Fluke during 2000 as a stand-alone business unit, provides software and hardware products needed for the installation, monitoring and maintenance of local and wide area networks and the underlying fiber and copper cable infrastructure.

     In its environmental product lines, the Company has a leadership position in the water quality testing and control market, into which is sold its Hach, Dr. Lange, Pacific Scientific, and Sigma branded products. These products include analytical instruments used in water quality monitoring, and chemicals and other consumables used in the process. The Company markets these products worldwide, both direct to end users and through distributors. Another key environmental product is the Veeder-Root storage tank leak detection system. Veeder-Root is the premier manufacturer of state-of-the-art tank monitoring and leak detection systems for underground fuel storage tanks. Veeder-Root also offers remote monitoring services for its installed systems.

     The Company's power quality product lines include Cyberex,

United Power, Current Technologies, Joslyn Hi-Voltage, Fisher Pierce, QualiTROL, M&M Precision, Sonix and Jennings Technology. Cyberex, United Power and Current Technologies design and manufacture products that provide high quality and reliable power within the infrastructures serving the internet, telecom and traditional data center markets. Primary products include static digital transfer switches, power distribution units, and transient voltage surge suppressors. United Power was acquired in January 2001. Joslyn Hi-Voltage designs and manufactures high voltage switches and advanced electronic controls on a worldwide basis to the utility industry. QualiTROL designs and manufactures automated protection and control equipment used globally in electric transmission and distribution systems.

     The safety and aviation product lines provide safety equipment, submarine periscopes and generator and motion related products. Pacific Scientific Company designs and manufactures equipment used mainly for fire detection and suppression, crew restraints, flight control and energetic devices. Worldwide sales, service and repair of its products are provided for airlines and other users of safety equipment. The Electro-Optical Division acquired with Kollmorgen has been the primary supplier of submarine periscopes to the United States Navy and also markets and sells submarine periscopes to navies throughout the world. The Italian Electro-Optical subsidiary, Calzoni S.p.A., designs and manufactures proprietary motion systems and components worldwide, in addition to submarine masts. Kollmorgen Artus, a French subsidiary, manufactures and sells generators, special motors, electro-mechanical actuators and drive electronics which are sold worldwide to the aerospace and defense markets. Kollmorgen Artus also manufactures and sells calibration systems for air traffic control navigation aids.

     The Company's industrial control operations include products and systems that measure and control parameters including temperature, level, position, quantity and time. These products are manufactured and marketed by the Danaher Industrial Controls Group and Gems Sensors primarily in North America and Europe.

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

     Danaher Tool Group (DTG) is one of the largest worldwide producers of general purpose mechanics' hand tools (primarily ratchets, sockets and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.'s Craftsman(R) line of mechanics' hand tools for over 60 years.

     DTG's Special Markets Group sells to Sears under a five year evergreen agreement, that requires Sears to purchase a significant portion of its annual requirements for its private-label Craftsman mechanics' hand tool line from DTG, subject to certain conditions.

     For over 30 years, DTG has also been a primary supplier of specialized automotive service tools to NAPA, which has over 6,000 outlets. In addition, DTG has been the designated supplier of general purpose mechanics' hand tools to NAPA since 1983. DTG specialized automotive service tools are also sold under the K-D Tools(R) brand, its industrial tools and products are also sold under the Armstrong(R) and Allen(TM) brand names, and fastener products under the Holo-Krome(R) name are sold to independent distributors and other customers in the "do-it-yourself," professional automotive, commercial and industrial markets.

     Professional mechanics' tools are distributed by Matco which has approximately 1,400 independent mobile distributors who sell primarily to individual professional mechanics. Matco is one of the leading suppliers in this market.

     Jacobs(R) is the market leader in the drill chuck business with its highly respected and well recognized brand name.

     Delta is a leading manufacturer of pickup truck toolboxes and industrial storage boxes and its products are sold under the DELTA(R) and JOBOX(R) brand names.

     Wheel service equipment is manufactured under the Coats(R), Bada(R) and Ammco(R) brand names. Products include tire changers, wheel balancers, wheel weights and brake service equipment. Wheel service equipment is sold primarily to wholesale distributors and national accounts. These markets are served by the Company's sales personnel.

     Diesel engine retarders are manufactured at Jacobs Vehicle Systems Company. The "Jake Brake(R)" technology was developed by Jacobs Vehicle and represents the leading brand of engine retarders. The product is sold by Jacobs' sales personnel to original equipment manufacturers and aftermarket distributors.

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

Employee Relations
------------------

     At December 31, 2000, the Company employed approximately 24,000 persons. Of these, approximately 2,400 were hourly-rated unionized employees. The Company considers its labor relations to be good.

Research and Development
------------------------

     The Company's research and development expenditures were $138 million for 2000, $119 million for 1999 and $121 million for 1998.

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

Major Customers
---------------

     The Company has no customers which accounted for more than 10% of consolidated sales in 2000. The Company's largest single customer is Sears, Roebuck and Co. ("Sears"), and although the relationship with Sears is long-standing, the Company believes the loss or material reduction of this business could have a material adverse effect on its operations.


ITEM 2.  PROPERTIES
-------------------

     The Company occupies over 9 million square feet of manufacturing, distribution, service and office space at various domestic and foreign locations. The principal properties are listed below. The Company believes that its plants have adequate productive capacity and are suitably used for the manufacture of its products and that its warehouses, distribution centers and sales offices are suitably located and utilized for the marketing of its products and services.

Manufacturing and distribution operations are located throughout the United States and in 29 other countries. Principal locations include:


Location                          Principal Use  Owned/Leased
--------------------------------  -------------  ------------

Process/Environmental Controls
--------------------------------

Altoona, PA                       Manufacturing  Owned
Elizabethtown, NC                 Manufacturing  Owned
Sao Paulo, Brazil                 Manufacturing  Owned
Gurnee, IL                        Manufacturing  Leased
Brighton, England                 Manufacturing  Leased



Aldingen, Germany                 Manufacturing  Owned
Cleveland, OH (3)                 Manufacturing  Owned
Goleta, CA                        Manufacturing  Owned
Juarez, Mexico                    Manufacturing  Leased
Lancaster, SC                     Manufacturing  Owned
Paso Robles, CA                   Manufacturing  Leased
San Jose, CA                      Manufacturing  Owned
Hemet, CA                         Manufacturing  Owned
West Carollton, OH                Manufacturing  Owned
Basingstoke, England              Manufacturing  Owned
Plainville, CT                    Manufacturing  Owned
Everett, WA                       Manufacturing  Owned
Einhoven, Netherlands             Manufacturing  Leased
Chandler, AZ                      Manufacturing  Leased
Duarte, CA                        Manufacturing  Leased
Rockford, IL                      Manufacturing  Leased
Grants Pass, OR                   Manufacturing  Owned
Wilmington, MA                    Manufacturing  Leased
Kazmarek, Slovakia                Manufacturing  Leased
Weymouth, MA                      Manufacturing  Owned
Loveland, CO                      Manufacturing  Owned
Ames, IA                          Manufacturing  Owned
Stockholm, Sweden                 Manufacturing  Owned
Enis, Ireland                     Manufacturing  Leased
Amherst, NY                       Manufacturing  Leased
Racine, WI                        Manufacturing  Owned
West Chester, PA                  Manufacturing  Leased
St. Kitts, West Indies            Manufacturing  Leased
La Chaux-de-Fonds, Switzerland    Manufacturing  Owned
Flen, Sweden                      Manufacturing  Owned
Buffalo, NY (3)                   Manufacturing  Owned
Grand Prairie, TX                 Manufacturing  Owned
Bretten, Germany                  Manufacturing  Leased
Bombay, India                     Manufacturing  Leased
Brno, Czech Republic              Manufacturing  Owned
Commack, NY                       Manufacturing  Leased
Dusseldorf, Germany               Manufacturing  Leased
Lawrence, MA                      Manufacturing  Leased
Petach Tikva, Israel              Manufacturing  Leased
Radford, VA                       Manufacturing  Owned
Vista, CA                         Manufacturing  Leased
Arville, France                   Manufacturing  Owned



Bien Hoa, Vietnam                 Manufacturing  Owned
Bologna, Italy                    Manufacturing  Leased
Northampton, MA                   Manufacturing  Owned
Hurffville, NJ                    Manufacturing  Owned
Marengo, IL                       Manufacturing  Owned
Bristol, CT                       Manufacturing  Owned
Lausanne, Switzerland             Manufacturing  Leased
Wolfschlugen, Germany             Manufacturing  Owned
Kristienstad, Sweden              Manufacturing  Owned
Leake City, TX                    Manufacturing  Lease
Lakewood, CO                      Manufacturing  Lease
San Diego, CA                     Manufacturing  Lease
Norwich, England                  Manufacturing  Owned

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
-----------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of 2000.


PART II


ITEMS 5 THROUGH 8.
------------------

       The information required under Items 5 through 8 is included in the Registrant's Annual Report to its Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

       NONE


PART III


ITEMS 10 THROUGH 13.
-------------------

       The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 2001 annual meeting, and is incorporated herein by reference.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

  a)  Document List

      1.  Financial Statements
            Response to this portion of Item 14 is submitted per the Index to Financial Statement Schedules on page 14 of this report.

      2.  Supplementary Data and Financial Statement Schedules
            Response to this portion of Item 14 is submitted per the Index to Financial Statement Schedules on page 14 of this report.


      3.  An Index of Exhibits is on page 15 of this report.


  b)  Reports on Form 8-K filed in the fourth quarter of 2000.

      NONE

                              DANAHER CORPORATION
             INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                         FINANCIAL STATEMENT SCHEDULES

                                             Page Number in:
                                             ---------------

                                                     Annual Report
                                                     -------------
                                          Form 10K  To Shareholders
                                          --------  ---------------
Annual Report:
----------------------------------------

Report of Independent Public
Accountants on Schedule                      18

Financial Statements:
----------------------------------------

Consolidated Statements of
Earnings, years ended December 31,
2000, 1999, and 1998                                     9

Consolidated Balance Sheets,
December 31, 2000 and 1999                              10

Consolidated Statements of
Cash Flows, years ended
December 31, 2000, 1999, and 1998                       12

Consolidated Statements of
Stockholders' Equity, years
ended December 31, 2000, 1999,
and 1998                                                13

Notes to Consolidated
Financial Statements                                    14

Supplemental Data:
----------------------------------------

Market Prices of Common Stock                            2

Selected Financial Data                                  3

Schedules:
----------------------------------------

II - Valuation and Qualifying Accounts       19


       Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

Exhibits:
---------

(3) Articles of Incorporation and By-Laws

     (a) The Articles of Incorporation of        Incorporated by
         Danaher                                  Reference to Exh 3
                                                  of 6/26/98 Form
                                                  10-Q

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

   (b)  Credit Agreement Dated As of             Incorporated by
         September 7, 1990. Among Danaher         Reference to Exh 10(b)
         Corporation, the Financial               of 6/26/98 10-Q
         Institutions Listed Therein
         and Bankers Trust Company as
         Agent

   (c)  Agreement as of November 1, 1990         Incorporated by
         between Danaher Corporation, Easco       Reference to Exh 10(c)
         Hand Tools, Inc. and Sears,              of 6/26/98 Form 10-Q
         Roebuck and Co.

   (d)  Note Agreement as of November 1, 1992    Incorporated by
         Between Danaher Corporation and          Reference to Exh 10(d)
         Lenders Referenced Therein               of 6/26/98 Form 10-Q

   (e)  Note Agreement as of April 1, 1993       Incorporated by
         Between Danaher Corporation and          Reference to Exh 10(d)
         Lenders Referenced Therein               Of 6/26/98 Form 10-Q

   (f)  Danaher Corporation 1998 Stock Option    Incorporated by
         Plan                                     Reference to Exh A of
                                                  Proxy statement dated
                                                  March 30, 1998

   (g)  Indenture Agreement as of October 28,    Incorporated by
         1998 Between Danaher Corporation and     Reference to Form S-3
         The First National Bank of Chicago,      (File 333-63591)
         as Trustee

   (h)  Fiscal Agency Agreement as of July       Exhibit 10(h)
         25, 2000 Between Danaher Corporation
         and Deutsche Bank AG London.

   (i)  Employment Agreement between Danaher     Exhibit 10(i)
         Corporation and H. Lawrence Culp, Jr.
         dated as of October 13, 2000.

   (j)  Indenture Agreement as of January 22,    Incorporated by
        2001 Between Danaher Corporation and     Reference to Form S-3
        SunTrust Bank, as Trustee                (File 333-56406)

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

Date: March 29, 2001


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

/s/  DONALD J. EHRLICH           Director
-------------------------------
     Donald J. Ehrlich

/s/  MORTIMER M. CAPLIN          Director
-------------------------------
     Mortimer M. Caplin

/s/  ALAN G. SPOON               Director
-------------------------------
     Alan G. Spoon

/s/  A. EMMET STEPHENSON, JR.    Director
-------------------------------
     A. Emmet Stephenson, Jr.

/s/  PATRICK W. ALLENDER         Executive Vice President-Chief Financial
-------------------------------  Officer and Secretary
     Patrick W. Allender

/s/  CHRISTOPHER C. MCMAHON      Vice President and Controller
-------------------------------
     Christopher C. McMahon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                     ON THE FINANCIAL STATEMENT SCHEDULES


To Danaher Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Danaher Corporation and Subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Baltimore, Maryland
January 24, 2001

                      DANAHER CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (000's omitted)

                                        Additions

                                                               Write
                                Balance   Charged              Offs,
Classification                     at       to      Charged    Write       Balance
                               Beginning   Costs      to       Downs       at End
                                   of       &        other        &         of
                                 Period   Expenses  Accounts   Deductions  Period
------------------------------------------------------------------------------------
Year Ended December 31, 2000

Allowances deducted
from asset account:

Allowance for
doubtful accounts:              $28,000   $11,723  $ 4,302    $ 7,025     $37,000
                                =======   =======  =======    =======     =======

Year Ended December 31, 1999

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts:              $24,000   $10,756  $   185(a) $ 6,941     $28,000
                                =======   =======  =======    =======     =======

Year Ended December 31, 1998

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts               $19,000   $ 9,442  $ 2,698(a) $ 7,140     $24,000
                                =======   =======  =======    =======     =======



Notes:(a) - Amounts related to businesses acquired, net of amounts related to businesses disposed.