Form 10-Q
period 2001-03-30
DANAHER CORP /DE/
filed 2001-04-19
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
 (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [ X ]         SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarter ended March 30, 2001

                                      OR

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                 Commission File Number:         1-8089
                                          --------------------


                              DANAHER CORPORATION
                              -------------------
            (Exact name of registrant as specified in its charter)


               Delaware                             59-1995548
           ----------------                      -----------------
        (State of incorporation)                  (I.R.S. Employer
                                               Identification number)

1250 24th Street, N.W., Suite 800
         Washington, D.C.                             20037
----------------------------------------         ---------------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code: 202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                        No ___
              ---


The number of shares of common stock outstanding at April 18, 2001 was 142,530,545.

                              DANAHER CORPORATION
                              -------------------

                                     INDEX

                                   FORM 10-Q

PART I  - FINANCIAL INFORMATION                                            Page
------                                                                     ----
     Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets
     at March 30, 2001 and December 31, 2000                                1

     Consolidated Condensed Statements of
     Earnings for the three months ended
     March 30, 2001 and March 31, 2000                                      2

     Consolidated Condensed Statements of
     Stockholders' Equity for the three months
     ended March 30, 2001                                                   3

     Consolidated Condensed Statements of
     Cash Flows for the three months ended
     March 30, 2001 and March 31, 2000                                      4

     Notes to Consolidated Condensed
     Financial Statements                                                   5-7

     Item 2.   Management's Discussion and
       Analysis of Financial Condition and
       Results of Operations                                                7-8

PART II - OTHER INFORMATION
-------

     Item 6.   Exhibits and Reports on Form 8-K                             9

                              DANAHER CORPORATION
                              -------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (000's omitted)

                                                               March 30,     December 31,
                                                                 2001            2000
                                                             ------------     ----------
                                                              (unaudited)       (NOTE 1)
                                    ASSETS
                                    ------
Current Assets:
  Cash and equivalents                                       $   669,230    $   176,924
  Accounts receivable, net                                       647,774        704,214
  Inventories:
         Finished goods                                          155,889        152,509
         Work in process                                          96,995         95,402
         Raw material and supplies                               207,983        212,699
                                                             -----------    -----------
                  Total inventories                              460,867        460,610
  Prepaid expenses and other
   current assets                                                 93,081        132,558
                                                             -----------    -----------
                  Total current assets                         1,870,952      1,474,306

Property, plant and equipment, net
  of accumulated depreciation of
  641,000 and 633,000 respectively                               549,571        575,531
Other assets                                                     112,506        117,942
Excess of cost over net assets of
  acquired companies, net                                      1,976,349      1,863,900
                                                             -----------    -----------
                  Total assets                               $ 4,509,378    $ 4,031,679
                                                             ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:
  Notes payable and current
    portion of long-term debt                                $    75,190    $    81,633
  Accounts payable                                               253,868        262,095
  Accrued expenses                                               670,176        674,812
                                                             -----------    -----------
                  Total current liabilities                      999,234      1,018,540
Other liabilities                                                367,145        357,249
Long-term debt                                                 1,106,902        713,557
Stockholders' equity:
  Common stock - $.01 par value                                    1,562          1,556
  Additional paid-in capital                                     377,535        364,426
  Retained earnings                                            1,715,208      1,635,481
  Accumulated other comprehensive
    income                                                       (58,208)       (59,130)
                                                             -----------    -----------
         Total stockholders' equity                            2,036,097      1,942,333
                                                             -----------    -----------
                  Total liabilities and
                  stockholders' equity                       $ 4,509,378    $ 4,031,679
                                                             ===========    ===========

See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 ---------------------------------------------
                   (000's omitted except per share amounts)
                                  (unaudited)

                                                  Three Months Ended
                                                 March 30,    March 31,
                                                   2001         2000
                                               -----------  -----------
Net sales                                      $1,005,283   $  867,847
Cost of sales                                     628,398      537,958
Selling, general and
   administrative expenses                        223,862      202,486
Goodwill and other amortization                    14,605        9,774
                                               ----------   ----------
         Total operating expenses                 866,865      750,218
                                               ----------   ----------
Operating profit                                  138,418      117,629
Interest expense, net                               6,296        2,213
                                               ----------   ----------
Earnings from continuing operations
         before income taxes                      132,122      115,416
Income taxes                                       49,545       43,859
                                               ----------   ----------

Net earnings                                   $   82,577   $   71,557
                                               ==========   ==========

Basic earnings per share                       $      .58   $      .50
                                               ==========   ==========

Average common stock outstanding                  142,874      142,751
                                               ==========   ==========

Diluted earnings per share                     $      .56   $      .49
                                               ==========   ==========

Average common stock and common
         equivalent shares outstanding            150,466      145,370
                                               ==========   ==========

See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                                (000's omitted)
                                  (unaudited)

                                                                              Accumulated
                                                     Additional                  Other
                                   Common   Stock     Paid-In    Retained    Comprehensive   Comprehensive
                                   Shares   Amount    Capital    Earnings       Income           Income
                                  ------------------------------------------------------------------------
Balance, December 31, 2000        155,650   $1,556    $364,426   $1,635,481     $(59,130)            --

 Net earnings for the period           --       --          --       82,577           --        $82,577
 Dividends declared                    --       --          --       (2,850)          --             --
 Common stock issued for
   options exercised                  515        6      13,109           --           --             --
 Decrease from translation
   of foreign financial
   statements                          --       --          --           --          922            922
                                  -------   ------    --------   ----------     --------        -------

Balance, March 30, 2001           156,165   $1,562    $377,535   $1,715,208     $(58,208)       $83,499
                                  =======   ======    ========   ==========     ========        =======

See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (000's omitted)
                                   (unaudited)

                                                          Three Months Ended
                                                        March 30,    March 31,
                                                           2001         2000
                                                        ---------    ---------

Cash flows from operating activities:
         Net earnings from operations                   $  82,577    $  71,557
         Noncash items, depreciation and
           amortization                                    43,632       35,042
         Change in accounts receivable                     39,127        2,324
         Change in inventories                            (11,953)     (20,512)
         Change in accounts payable                        (9,525)         610
         Change in other assets and liabilities            29,836       50,044
                                                        ---------    ---------
                  Total operating cash flows              173,694      139,065
                                                        ---------    ---------

Cash flows from investing activities:
         Payments for additions to property,
            plant, and equipment, net                     (21,104)     (15,036)
         Cash paid for acquisitions, net                  (75,980)    (222,502)
                                                        ---------    ---------
         Net cash used in investing activities            (97,084)    (237,538)
                                                        ---------    ---------

Cash flows from financing activities:
         Proceeds from issuance of common stock            13,115       11,480
         Dividends paid                                    (2,850)      (2,125)
         Proceeds from borrowing of debt                  406,342        3,849
         Purchase of common stock                               -      (82,174)
                                                        ---------    ---------
         Net cash provided by (used in)
         financing activities                             416,607      (68,970)
                                                        ---------    ---------

Effect of exchange rate changes on cash                      (911)        (866)
                                                        ---------    ---------
Net change in cash and equivalents                        492,306     (168,309)
Beginning balance of cash equivalents                     176,924      260,281
                                                        ---------    ---------
Ending balance of cash equivalents                      $ 669,230    $  91,972
                                                        =========    =========

Supplemental disclosures:
         Cash interest payments                         $   1,569    $   2,157
                                                        =========    =========
         Cash income tax payments                       $  11,360    $   5,455
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


NOTE 1.   GENERAL
          -------

     The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 30, 2001 and December 31, 2000, its results of operations for the three months ended March 30, 2001, and March 31, 2000, and its cash flows for the three months ended March 30, 2001 and March 31, 2000.

     Total comprehensive income was $83.5 million and $63.7 million for the 2001 and 2000 quarters, respectively.

     Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.


NOTE 2.   SEGMENT INFORMATION
          -------------------

     Segment information is presented consistently with the basis described in the 2000 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for the 2001 and 2000 first quarters are shown below:

                                          Sales           Operating Profit
                                     ---------------      ----------------
                                     2001       2000       2001      2000
                                     ----       ----       ----      ----
Process/Environmental Controls    $  724,170  $520,448  $115,770   $ 81,660
Tools and Components                 281,113   347,399    28,078     40,220
Other                                      -         -    (5,430)    (4,251)
                                  ----------  --------  --------   --------
                                  $1,005,283  $867,847  $138,418   $117,629
                                  ==========  ========  ========   ========

NOTE 3.   EARNINGS (LOSS) PER SHARE

     Basic EPS is calculated by dividing earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock is summarized as follows:

                                 Net Earnings      Shares      Per Share
                                  (Numerator)   (Denominator)   Amount
                                 ---------------------------------------
For the Three Months Ended
March 30, 2001
  Basic EPS:                        $82,577        142,874        $.58
  Adjustment for interest
   on convertible debentures:         1,677              -
  Incremental shares from
   assumed exercise of
   dilutive options:                      -          3,282
  Incremental shares from
   assumed conversion of the
   convertible debenture:                 -          4,310
                                    ----------------------------------

  Diluted EPS:                      $84,254        150,466        $.56
                                    =======        =======        ====

                                 Net Earnings      Shares      Per Share
                                  (Numerator)   (Denominator)   Amount
                                 ---------------------------------------
For the Three Months Ended
March 31, 2000

  Basic EPS:                       $71,557        142,751         $.50
  Incremental shares from
   assumed exercise of
   dilutive options:                     -          2,619
                                   -----------------------------------

  Diluted EPS:                     $71,557        145,370         $.49
                                   =======        =======         ====

NOTE 4.   ACQUISITIONS
          ------------

     On January 2, 2001, the Company acquired United Power Corporation. The consideration was approximately $108 million. The fair value of the assets acquired was approximately $118 million, and approximately $10 million of liabilities were assumed. The transaction is being accounted for as a purchase.

     On March 27, 2000, American Precision Industries was acquired and merged into the Company. Total consideration was approximately $250 million, including assumption of approximately $60 million of debt. The heat transfer businesses of American Precision Industries are being carried as assets held for sale and are included in the other assets at March 30, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Results of Operations
---------------------

     Net sales for the first quarter of 2001 of $1,005.3 million were 16% higher than the 2000 first quarter. Core volume growth of 8% in the Process/Environmental Controls segment was driven primarily by strong shipments of indoor power quality products and Fluke Network test equipment. The Tools and Components segment declined 19% from the 2000 first quarter, as sales of hand tools, drill chucks and diesel engine retarders were severely impacted by the slowdown in the domestic economy. Acquisitions, primarily those completed during 2000, accounted for 19% of the quarter's sales growth. Currency effects were a negative 1% for the quarter.

     Gross profit margin for the first quarter of 2001, as a percentage of sales, was 37.5%, which represents a 0.5 percentage point decrease from 2000 levels. This decrease results primarily from the addition of lower gross margin product lines that are part of businesses acquired during 2000, and lower volumes in the tools and components segment.

     Selling, general and administrative expenses for the 2001 first quarter were 10.6% higher than in 2000 due primarily to the impact of acquisitions. As a percentage of sales, these costs were 22% and 23% in 2001 and 2000, respectively, reflecting cost initiatives across all businesses.

     Interest expense of $6.3 million in 2001 was $4.1 million higher than the corresponding 2000 period. Average net debt levels (total debt less cash) were significantly higher in 2001, reflecting borrowings undertaken to finance acquisitions.

     The 2001 effective tax rate of 37.5% is .5% lower than the 2000 effective rate, mainly due to a higher proportion of foreign earnings in 2001 compared to 2000.


Liquidity and Capital Resources
-------------------------------

     The 2001 first quarter operating cash flow grew 25% from 2000 levels. A large decrease in accounts receivable combined with higher net earnings to drive this growth. Net capital spending increased $6 million from the 2000 first quarter.

     Total debt under the Company's borrowing facilities increased to $1,182 million at March 30, 2001, compared to $795 million at December 31, 2000. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance will be used for general corporate purposes, including potential future acquisitions. The LYONS are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375%.

    Net cash paid for acquisitions was $76.0 million for the 2001 first quarter. On January 2, 2001, the Company acquired United Power Corporation for approximately $108 million in cash. The Company also disposed of two small product lines during the quarter, yielding cash proceeds of approximately $32 million. There was no material gain or loss recognized on the sale of these product lines. On March 27, 2000, the Company acquired American Precision Industries, Inc. for a cash price of $19.25 per share or $250 million including assumption of debt.

     The Company declared a regular quarterly dividend of $.02 per share payable on April 27, 2001, to holders of record on March 30, 2001.

     The cash and cash equivalents of $669 million on the March 30, 2001 balance sheet were invested in highly liquid investment grade short term instruments. Interest income of $5.3 million was recognized in the 2001 first quarter. The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.



PART II - OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               (a) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated January 17, 2001 reporting on its offering of zero-coupon convertible debt securities.

               (b)  Exhibits: NONE

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DANAHER CORPORATION:



Date:  April 18, 2001                   By:  /s/ Patrick W. Allender
       --------------                        -------------------------
                                             Patrick W. Allender
                                             Chief Financial Officer



Date:  April 18, 2001                   By:  /s/ Christopher C. McMahon
       --------------                        ---------------------------
                                             Christopher C. McMahon
                                             Controller