Form 10-Q
period 2001-06-29
DANAHER CORP /DE/
filed 2001-07-19
CIK 313616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]   SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarter ended June 29, 2001
                                      OR
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:      1-8089

                    DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

        Delaware                          59-1995548
-----------------------              ----------------------
(State of incorporation)               (I.R.S. Employer
                                     Identification number)

2099 Pennsylvania Ave., N.W., 12/th/ Fl.
            Washington, D.C.                            20006
--------------------------------------            ---------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code:  202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X            No


The number of shares of common stock outstanding at July 16, 2001 was 143,259,968.

                              DANAHER CORPORATION
                              -------------------

                                     INDEX

                                   FORM 10-Q


PART I  - FINANCIAL INFORMATION                                Page

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets
               at June 29, 2001 and December 31, 2000            1

               Consolidated Condensed Statements of
               Earnings for the three months and
               six months ended June 29, 2001 and
               June 30, 2000                                     2

               Consolidated Condensed Statements of
               Stockholders' Equity for the six
               months ended June 29, 2001                        3

               Consolidated Condensed Statements of
               Cash Flow for the six months ended
               June 29, 2001 and June 30, 2000                   4

               Notes to Consolidated Condensed
               Financial Statements                             5-8

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        8-10

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                 10

     Item 6.   (a)  Exhibits:                                   10

                    Exhibit 6.1:  Credit Agreement between
                                  Bank of America and
                                  Danaher Corporation Dated
                                  June 28, 2001                 11

               (b)  Reports on Form 8-K: None

                              DANAHER CORPORATION
                              -------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (000's omitted)
                                ---------------


                                           June 29,         December 31,
                                             2001              2000
                                             ----              ----
                                          (unaudited)        (Note 1)
                     ASSETS
                     ------
Current Assets:
 Cash and cash equivalents                $  675,310        $  176,924
 Accounts receivable, net                    635,295           704,214
 Inventories:
  Finished goods                             159,199           152,509
  Work in process                             97,473            95,402
  Raw material and supplies                  198,661           212,699
                                          ----------        ----------
    Total inventories                        455,333           460,610
 Prepaid expenses and other
  current assets                             123,174           132,558
                                          ----------        ----------
    Total current assets                   1,889,112         1,474,306
Property, plant and equipment, net
  of accumulated depreciation of
  $689,000 and $633,000,
  respectively                               545,448           575,531
Other assets                                 116,481           117,942
Excess of cost over net assets of
   acquired companies, net                 2,068,854         1,863,900
                                          ----------        ----------
     Total assets                         $4,619,895        $4,031,679
                                          ==========        ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
 Notes payable and current
   portion of long-term debt              $   72,982        $   81,633
 Accounts payable                            270,735           262,095
 Accrued expenses                            629,684           674,812
                                          ----------        ----------
   Total current liabilities                 973,401         1,018,540
Other liabilities                            425,783           357,249
Long-term debt                             1,101,110           713,557
Stockholders' equity:
  Common stock-$.01 par value                  1,569             1,556
  Additional paid-in capital                 387,862           364,426
  Retained earnings                        1,806,588         1,635,481
  Accumulated other comprehensive
    income                                   (76,418)          (59,130)
                                          ----------        ----------
Total stockholders' equity                 2,119,601         1,942,333
                                          ----------        ----------

  Total liabilities and
   stockholders' equity                   $4,619,895        $4,031,679
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
                                  (unaudited)

                                              Quarter Ended             Six Months Ended
                                          June 29,     June 30,       June 29,      June 30,
                                           2001          2000          2001           2000
                                           ----          ----          ----           ----
Net sales                                $956,641      $890,775     $1,961,924     $1,758,622
Operating costs and expenses:
  Cost of sales                           581,300       541,185      1,209,698      1,079,143
  Selling, general and
   administrative expenses                203,347       202,136        427,209        404,622
  Goodwill and other
   amortization                            15,381        10,789         29,986         20,563
  Total operating costs and              --------      --------     ----------     ----------
   expenses                               800,028       754,110      1,666,893      1,504,328
                                         --------      --------     ----------     ----------

Operating profit                          156,613       136,665        295,031        254,294
Interest expense, net                       5,845         5,591         12,141          7,804
                                         --------      --------     ----------     ----------
Earnings before income taxes              150,768       131,074        282,890        246,490
Income taxes                               56,538        49,807        106,083         93,666
                                         --------      --------     ----------     ----------
Net Earnings                             $ 94,230      $ 81,267     $  176,807     $  152,824
                                         ========      ========     ==========     ==========

Basic earnings per share                 $    .65      $    .57     $     1.23     $     1.07
                                         ========      ========     ==========     ==========
Average shares outstanding                144,016       142,246        143,445        142,498
                                         ========      ========     ==========     ==========
Diluted earnings per share               $    .63      $    .56     $     1.19     $     1.05
                                         ========      ========     ==========     ==========
Average common stock and
 equivalent shares
 outstanding                              152,642       145,243        151,554        145,306
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

                                                                              Accumulated
                                                    Additional                    Other
                                 Common     Stock     Paid-In     Retained    Comprehensive Comprehensive
                                 Shares     Amount    Capital     Earnings       Income         Income
                                 ------------------------------------------------------------------------
Balance, December 31, 2000       155,650    $1,556    $364,426   $1,635,481     $(59,130)           --

Net earnings for the period           --        --          --      176,807           --      $176,807
Dividends declared                    --        --          --       (5,700)          --            --
Common stock issued for
 options exercised                 1,219        13      23,436           --           --            --
Decrease from translation
 of foreign financial
 statements                           --        --          --           --      (17,288)      (17,288)
                                 -------    ------    --------   ----------     --------      --------
Balance, June 29, 2001           156,869    $1,569    $387,862   $1,806,588     $(76,418)     $159,519
                                 =======    ======    ========   ==========     ========      ========

See notes to consolidated condensed financial statements.

                              DANAHER CORPORATION
                              -------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
            -------------------------------------------------------
                                (000's omitted)
                                  (unaudited)

                                                Six Months Ended
                                            June 29,           June 30,
                                              2001               2000
                                              ----               ----

Cash flows from operating activities:
 Net earnings from operations               $ 176,807         $ 152,824
 Noncash items, depreciation
  and amortization                             86,117            69,847
  Change in accounts receivable                52,015            27,553
  Change in inventories                        10,915           (48,587)
  Change in accounts payable                   (6,365)             (943)
  Change in other assets and liabilities       (8,236)           84,382
                                            ---------          --------
    Total operating cash flows                311,253           285,076
                                            ---------          --------




Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net                  (39,418)          (39,809)
 Cash paid for acquisitions                  (193,578)         (445,803)
                                            ---------          --------
  Net cash used in
   investing activities                      (232,996)         (485,612)
                                            ---------          --------

Cash flows from financing activities:
 Proceeds from issuance of common stock        23,449            12,108
 Proceeds from Borrowing of debt, net         403,072           199,070
 Payment of dividends                          (5,700)           (4,283)
 Purchase of common stock                          --           (82,174)
                                            ---------          --------

  Net cash provided by financing activities   420,821           124,721
                                            ---------          --------

Effect of exchange rate changes on cash          (692)             (753)
                                            ---------          --------
Net change in cash and cash equivalents       498,386           (76,568)
Beginning balance of cash and cash
  equivalents                                 176,924           260,281
                                            ---------          --------

Ending balance of cash and cash
  equivalents                               $ 675,310         $ 183,713
                                            =========          ========

Supplemental disclosures:
 Cash interest payments                     $   3,211         $   7,118
                                            =========          ========

 Cash income tax payments                   $  15,992         $  17,627
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

               In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 29, 2001 and December 31, 2000, its results of operations for the three months and six months ended June 29, 2001 and June 30, 2000, and its cash flows for the six months ended June 29, 2001 and June 30, 2000.

          Total comprehensive income was as follows:

                               2001             2000
                               ----             ----
                                     (millions)

          Quarter             $ 76.0           $ 71.4
          Six Months          $159.5           $135.1

     Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.


     NOTE 2.   SEGMENT INFORMATION

               Segment information is presented consistently with the basis described in the 2000 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for 2001 are shown below:


                                        Sales-Quarter        Sales-Six Months
                                      2001       2000       2001         2000
                                      ----       ----       ----         -----
Process/Environmental Controls      $666,948   $550,277  $1,391,118  $1,070,725

Tool and Components                  289,693    340,498     570,806     687,897
                                    --------   --------  ----------  ----------
                                    $956,641   $890,775  $1,961,924  $1,758,622
                                    ========   ========  ==========  ==========

                                       Op Profit-Quarter  Op Profit-Six Months
                                        2001       2000       2001       2000
                                        ----       ----       ----       ----
Process/Environmental Controls      $117,356   $ 90,815  $  233,126  $  172,474
Tool and Components                   43,342     50,550      71,420      90,770
Other                                 (4,085)    (4,700)     (9,515)     (8,950)
                                    --------   --------  ----------  ----------
                                    $156,613   $136,665  $  295,031  $  254,294
                                    ========   ========  ==========  ==========


NOTE 3.   EARNINGS PER SHARE

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



                                Net Earnings      Shares      Per Share
                                 (Numerator)   (Denominator)   Amount
                                ---------------------------------------

For the Three Months Ended
June 29, 2001
 Basic EPS:                        $94,230        144,016       $.65
 Adjustment for interest
  on convertible debentures:         1,691              -
 Incremental shares from
  assumed exercise of
  dilutive options:                      -          2,595
 Incremental shares from
  assumed conversion of the
  convertible debenture:                 -          6,031
                                -------------------------

 Diluted EPS:                      $95,921        152,642       $.63
                                ============      =======       ====


                                Net Earnings       Shares     Per Share
                                (Numerator)     (Denominator)  Amount
                                ---------------------------------------
For the Three Months Ended
June 30, 2000
 Basic EPS:                       $81,267          142,246      $.57
 Incremental shares from
  assumed exercise of
  dilutive options:                     -            2,997
                                --------------------------

 Diluted EPS:                     $81,267          145,243           $.56
                                =========          =======           ====




                                Net Earnings      Shares      Per Share
                                 (Numerator)   (Denominator)    Amount
                                 ---------------------------------------
For the Six Months Ended
June 29, 2001
 Basic EPS:                         $176,807        143,445       $1.23
 Adjustment for interest
  on convertible debentures:           3,368              -
 Incremental shares from
  assumed exercise of
  dilutive options:                        -          2,938
 Incremental shares from
  assumed conversion of the
  convertible debenture:                   -          5,171
                                    --------        -------

 Diluted EPS:                       $180,175        151,554       $1.19
                                    ========        =======       =====



                                 Net Earnings     Shares      Per Share
                                 (Numerator)   (Denominator)   Amount
                                 ---------------------------------------

For the Six Months Ended
June 30, 2000
 Basic EPS:                         $152,824        142,498       $1.07
 Incremental shares from
  assumed exercise of
  dilutive options:                        -          2,808
                                    --------        -------

 Diluted EPS:                       $152,824        145,306       $1.05
                                    ========        =======       =====

     NOTE 4.   ACQUISITIONS

               On January 2, 2001, the Company acquired United Power Corporation. The consideration was approximately $108 million. The fair value of the assets acquired was approximately $118 million, and approximately $10 million of liabilities were assumed. In the second quarter of 2001, the Company acquired several small companies for total consideration of approximately $118 million. All acquisitions have been accounted for as purchases.

               On July 3, 2000, the motion control businesses of Warner Electric Company were acquired and merged into the Company. Total consideration was approximately $147 million. The fair value of the assets acquired was approximately $185 million and approximately $38 million of liabilities were assumed. The transaction is being accounted for as a purchase.

              On June 20, 2000, Kollmorgen Corporation was acquired and merged into the Company. Total consideration was approximately $363 million, including the assumption of approximately $96 million of debt. The fair value of the assets acquired was approximately $537 million and approximately $174 million of liabilities were assumed. The transaction is being accounted for as a purchase.

              On March 27, 2000, American Precision Industries was acquired and merged into the Company. Total consideration was approximately $246 million, including assumption of approximately $60 million of debt.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -------  ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

     Results of Operations
     ---------------------

              Net sales for the 2001 second quarter were 7.4% higher than the 2000 quarter. Acquisitions accounted for 13% of this increase, offsetting a core volume revenue decline of 4.5% and negative currency effects of 1%. Sales declines in the Company's engine retarder, hand tool, drill chuck, and power quality product lines accounted for the majority of the total sales shortfall. Net sales for the six-month period were 11.6% higher than the corresponding period in 2000. Acquisitions accounted for 16% of the increase, core volume showed a 3.5% decrease, and negative currency effects caused a 1% decrease. Weakness in the engine retarder and hand tool product lines have caused the majority of the sales decline.

              Gross profit margin in 2001, as a percentage of sales, was approximately 39.2% for the quarter and 38.3% for the six-month period. Margins for the quarter were flat compared to last year, and fell 0.3 points for the six month period. Decreases in gross margin are attributable to the addition of lower gross margin product lines from the 2000 and 2001 acquisitions, and lower shipment volumes. These declines have been partially offset by productivity improvements and manufacturing overhead cost reductions implemented in both business segments.

              Selling, general and administrative expenses for the 2001 second quarter increased $1.2 million versus the 2000 second quarter. Expenses added from the 2000 and 2001 acquisitions were almost entirely offset by overhead cost reductions and reductions in variable costs in existing businesses across both segments. Selling, general and administrative expenses as a percentage of sales was 21.3% for the 2001 quarter and 21.8% for the six month period. This represents a decrease of 1.4 and 1.2 percentage points, respectively, from prior periods. This reflects principally cost reduction efforts across both business segments.

               Interest expense for the quarter was 4.5% higher than the 2000 second quarter. Average net debt levels were higher during 2001, reflecting borrowings undertaken to finance acquisitions. For the six-month period, interest expense was $4.3 million higher than in 2000, also reflective of higher net debt levels.

               The effective tax rate of 37.5% for the second quarter and the six-month period in 2001, .5 percentage points lower than the respective periods in the prior year, is mainly due to a higher proportion of foreign earnings in 2001 compared to 2000.

               On June 30, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." The new standard requires that goodwill will not be amortized, but will be reviewed annually for impairment. With respect to acquisitions completed prior to June 30, 2001, the Company intends to implement the new standard in the 1st quarter of 2002 and is currently in the process of assessing the impact of adoption.

     Liquidity and Capital Resources
     -------------------------------

               The Company continues to experience strong operating cash flow, driven primarily by reductions in working capital and a 16% increase in net earnings for the six month period. Operating cash flow of $311.3 million for the six month period reached record levels and was 9% over the same period last year. Total debt increased to $1,174 million at June 29, 2001, compared to $795.2 million at December 31, 2000. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance will be used for general corporate purposes, including potential future acquisitions. The LYONS are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375%.

               Net cash paid for acquisitions was $118 million and $194 million, respectively, for the quarter and six months ended June 30, respectively. In the first quarter of 2001, the Company acquired United Power Corporation for a cash price of approximately $108 million. The Company also disposed of two small product lines during the first quarter of 2001, yielding cash proceeds of approximately $32 million. There was no material gain or loss recognized on the sale of these product lines. In the second quarter of 2001, the Company acquired several smaller companies for an aggregate cash price of $118 million.

               In the first quarter of 2000, the Company repurchased $82 million of the Company's common stock and acquired American Precision Industries, Inc. for a cash price of approximately $246 million including assumption of debt, or $19.25 per share. In the second quarter of 2000, the Company acquired Kollmorgen

     Corporation for a cash price of approximately $363 million including the assumption of debt, or $23 per share.

               On June 28, 2000, the Company replaced its $250 million bank credit facility with a new $500 million credit facility. The new facility provides funds for general corporate purposes and has a five year term. There have been no borrowings under either facility during 2001.

               A regular quarterly dividend of $.02 per share was declared, payable on July 31, 2001 to holders of record on June 29, 2001.

               The cash and cash equivalents of $675 million on the June 29, 2001 balance sheet were invested in highly liquid investment grade short term instruments. Interest income of $12.0 million was recognized in the first six months of 2001. The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.



PART II - OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -----------------------------------------------------------


At the Company's Annual Meeting of Shareholders on May 1, 2001, our stockholders voted on the following proposals:

1.  Proposal to elect two directors:

                                     For                  Withheld
                                     ---                  --------
Steven M. Rales                  119,345,495             11,279,334
Alan G. Spoon                    129,517,587              1,107,242

2. Proposal to approve the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2001:

For                              129,978,307
Against                              251,189
Abstain                              405,983

3. Proposal to amend the Company's 1998 Stock Option Plan to increase the aggregate number of shares that may be issued pursuant to the exercise of stock options to 22,500,000 shares:

For                              113,981,105
Against                            5,402,011
Abstain                            1,232,409
Broker non-vote                   10,019,954

4. Proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company to a total of 600,000,000 shares:

For                               76,374,792
Against                           43,637,919
Abstain                              599,217
Broker non-vote                   10,023,551


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------
  (a) Exhibits:

      Exhibit 6.1: Credit Agreement between Bank of America and Danaher
                   Corporation Dated June 28, 2001

  (b) Reports on Form 8-K: None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        DANAHER CORPORATION:



Date:  July 18, 2001        By: /s/ Patrick W. Allender
       -------------            -----------------------
                                Patrick W. Allender
                                Chief Financial Officer


Date:  July 18, 2001        By: /s/ Christopher C. McMahon
       -------------            --------------------------
                                Christopher C. McMahon
                                Vice President and Controller