Form 10-Q
period 2001-09-28
DANAHER CORP /DE/
filed 2001-10-18
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[ X ]   SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarter ended September 28, 2001

                           OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number:     1-8089

                               DANAHER CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                      59-1995548
-----------------------       ---------------------
(State of incorporation)         (I.R.S. Employer
                              Identification number)

2099 Pennsylvania Ave., 12/th/ Fl.
         Washington, D.C.                            20006
---------------------------------------       -------------------
(Address of Principal Executive Offices)          (Zip Code)


Registrant's telephone number, including area code: 202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X            No

The number of shares of common stock outstanding at October 12, 2001 was 142,922,233.

                               DANAHER CORPORATION
                               -------------------

                                      INDEX

                                    FORM 10-Q

PART I  - FINANCIAL INFORMATION                                  Page
   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at September 28, 2001 and December 31, 2000           3

             Consolidated Condensed Statements of
             Earnings for the three months and
             nine months ended September 28, 2001 and
             September 29, 2000                                    4

             Consolidated Condensed Statements of
             Stockholder' Equity for the nine months
             ended September 29, 2001                              5

             Consolidated Condensed Statements of
             Cash Flow for the nine months ended
             September 28, 2001 and September 29, 2000             6

             Notes to Consolidated Condensed
             Financial Statements                                7-10

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                          10-13

PART II - OTHER INFORMATION

   Item 6.   (a)  Exhibits: None                                   14

             (b)  Reports on Form 8-K:

                               DANAHER CORPORATION
                               -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                 (000's omitted)
                                 ---------------
                                   (Unaudited)

                                                            September 28,  December 31,
                                                                 2001         2000
                                                                 ----         ----
                                                                            (Note 1)
                  ASSETS
                  ------
Current Assets:
 Cash and cash equivalents                                  $   646,466    $   176,924
 Accounts receivable, net                                       632,811        704,214
 Inventories:
   Finished goods                                               166,772        152,509
   Work in process                                               99,048         95,402
   Raw material and supplies                                    196,956        212,699
                                                            -----------    -----------
        Total inventories                                       462,776        460,610
 Prepaid expenses and other
    current assets                                              127,978        132,558
                                                            -----------    -----------
        Total current assets                                  1,870,031      1,474,306
Property, plant and equipment, net
   of accumulated depreciation of
   $720,000 and $633,000, respectively                          536,991        575,531
Other assets                                                    133,041        117,942
Excess of cost over net assets of
    acquired companies, net                                   2,174,949      1,863,900
                                                            -----------    -----------
          Total assets                                      $ 4,715,012    $ 4,031,679
                                                            ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities:
 Notes payable and current
   portion of long-term debt                                $    74,405    $    81,633
 Accounts payable                                               252,410        262,095
 Accrued expenses                                               645,436        674,812
                                                            -----------    -----------
   Total current liabilities                                    972,251      1,018,540
Other liabilities                                               417,656        357,249
Long-term debt                                                1,121,697        713,557
Stockholders' equity:
  Common stock-$.01 par value                                     1,569          1,556
  Additional paid-in capital                                    382,069        364,426
  Retained earnings                                           1,891,487      1,635,481
  Accumulated other comprehensive
    income                                                      (71,717)       (59,130)
                                                            -----------    -----------
Total stockholders' equity                                    2,203,408      1,942,333
                                                            -----------    -----------

  Total liabilities and
   stockholders' equity                                     $ 4,715,012    $ 4,031,679
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
                                   (unaudited)

                                        Quarter Ended                   Nine Months Ended
                                 September 28,  September 29,     September 28,  September 29,
                                     2001            2000             2001            2000
                                     ----            ----             ----            ----
Net sales                           $901,588        $986,786       $2,863,512      $2,745,408
Operating costs and expenses:
  Cost of sales                      547,630         599,814        1,757,328       1,678,957
  Selling, general and
   administrative expenses           190,481         227,265          617,690         631,887
  Goodwill and other
   amortization                       15,837          12,863           45,823          33,426
                                    --------        --------       ----------      ----------
  Total operating costs and
   expenses                          753,948         839,942        2,420,841       2,344,270
                                    --------        --------       ----------      ----------
Operating profit                     147,640         146,844          442,671         401,138
Interest expense, net                  7,244          11,965           19,385          19,769
                                    --------        --------       ----------      ----------
Earnings before income taxes         140,396         134,879          423,286         381,369
Income taxes                          52,650          51,254          158,733         144,920
                                    --------        --------       ----------      ----------

Net Earnings                        $ 87,746        $ 83,625       $  264,553      $  236,449
                                    ========        ========       ==========      ==========

Basic earnings per share            $    .61        $    .59            $1.84      $     1.66
                                    ========        ========       ==========      ==========

Average shares outstanding           143,835         142,363          143,575         142,453
                                    ========        ========       ==========      ==========

Diluted earnings per share          $    .59        $    .58       $     1.78      $     1.63
                                    ========        ========       ==========      ==========

Average common stock and
 equivalent shares
 outstanding                         152,198         145,290          151,769         145,301
                                    ========        ========      ===========      ==========

See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                               -------------------
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                                 (000's omitted)
                                   (unaudited)

                                                                         Accumulated
                                                Additional                  Other
                              Common  Stock      Paid-In     Retained   Comprehensive  Comprehensive
                              Shares  Amount     Capital     Earnings       Income         Income
                              ----------------------------------------------------------------------
Balance, December 31, 2000    155,650  $1,556    $364,426   $1,635,481     $(59,130)         --

 Net earnings for the period     --      --         --         264,553         --        $264,553
 Dividends declared              --      --         --          (8,547)        --            --
 Common stock issued for
   options exercised            1,284      13      26,811        --            --            --
 Purchase of common stock        --      --        (9,168)       --            --            --
 Decrease from translation
   of foreign financial
   statements                    --      --         --           --         (12,587)      (12,587)
                              -------  ------    --------   ----------     --------      --------

Balance, September 28, 2001   156,934  $1,569    $382,069   $1,891,487     $(71,717)     $251,966
                              =======  ======    ========   ==========     ========      ========

                               DANAHER CORPORATIO
                               ------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                                 (000's omitted)
                                   (unaudited)


                                                      Nine Months Ended
                                                September 28,    September 29,
                                                    2001             2000
                                                    ----             ----

Cash flows from operating activities:
 Net earnings from operations                    $ 264,553        $ 236,449
 Noncash items, depreciation
  and amortization                                 129,954          109,226
  Change in accounts receivable                     78,067           10,792
  Change in inventories                             24,171          (62,762)
  Change in accounts payable                       (26,700)          (3,058)
  Change in other assets and liabilities           (39,716)         106,078
                                                 ----------       ---------
    Total operating cash flows                     430,329          396,725
                                                 ---------        ---------

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net                       (57,224)         (61,047)
 Cash paid for acquisitions                       (318,511)        (640,693)
                                                 ----------       ----------
  Net cash used in investing activities           (375,735)        (701,740)
                                                 ----------       ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock             26,824           12,831
 Proceeds from borrowing of debt, net              406,482          275,988
 Payment of dividends                               (8,547)          (7,175)
 Purchase of treasury stock                         (9,168)         (82,174)
                                                 ----------       ----------
  Net cash provided by financing
       activities                                  415,591          199,470
                                                 ---------        ---------

Effect of exchange rate changes on cash               (643)            (945)
                                                 ----------       ----------
Net change in cash and cash equivalents            469,542         (106,490)
Beginning balance of cash and cash
  equivalents                                      176,924          260,281
                                                 ---------        ---------
Ending balance of cash and cash
  equivalents                                    $ 646,466        $ 153,791
                                                 =========        =========

Supplemental disclosures:
 Cash interest payments                          $  20,672        $  11,442
                                                 =========        =========
 Cash income tax payments                        $  21,981        $  29,824
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

          In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 28, 2001 and December 31, 2000, its results of operations for the three months and nine months ended September 28, 2001 and September 29, 2000, and its cash flows for the nine months ended September 28, 2001 and September 29, 2000.

          Total comprehensive income was as follows:

                                    2001               2000
                                    ----               ----
                                           (millions)

     Quarter                       $ 92.4             $ 85.3
     Nine Months                   $252.0             $220.4

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2.   SEGMENT INFORMATION

          Segment information is presented consistently with the basis described in the 2000 Annual Report. There has been no material change in total assets or liabilities by segment. Segment results for the quarter and nine months ended September 28, 2001 and September 29, 2000 are shown below:

                                                    Sales
                                      Third Quarter           Nine Months
                                     2001       2000       2001        2000
                                     ----       ----       ----        ----
Process/Environmental Controls     $616,628  $664,663   $2,007,746  $1,735,388
Tool and Components                 284,960   322,123      855,766   1,010,020
                                   --------  --------   ----------  ----------
                                   $901,588  $986,786   $2,863,512  $2,745,408
                                   ========  ========   ==========  ==========

                                               Operating Profit
                                      Third Quarter           Nine Months
                                     2001       2000       2001        2000
                                     ----       ----       ----        ----
Process/Environmental Controls     $108,425  $104,092    $341,551    $276,566
Tool and Components                  43,513    47,739     114,933     138,509
Other                                (4,298)   (4,987)    (13,813)    (13,937)
                                   --------  --------    --------    --------
                                   $147,640  $146,844    $442,671    $401,138
                                   ========  ========    ========    ========

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

                                    Net Earnings      Shares      Per Share
                                    (Numerator)   (Denominator)     Amount
                                   ----------------------------------------
For the Three Months Ended
September 28, 2001
  Basic EPS:                          $87,746        143,835         $.61
  Adjustment for interest
   on convertible debentures:           1,935           -
  Incremental shares from
   assumed exercise of
   dilutive options:                     -             2,332
  Incremental shares from
   assumed conversion of the
   convertible debenture:                -             6,031
                                     ------------------------

  Diluted EPS:                        $89,681        152,198         $.59
                                      =======        =======         ====

                                    Net Earnings      Shares      Per Share
                                    (Numerator)   (Denominator)     Amount
                                   ----------------------------------------

For the Three Months Ended
September 29, 2000
  Basic EPS:                          $83,625        142,363         $.59
  Incremental shares from
   assumed exercise of
   dilutive options:                     -             2,927
                                     ------------------------

  Diluted EPS:                        $83,625        145,290         $.58
                                      =======        =======         ====


                                    Net Earnings      Shares      Per Share
                                    (Numerator)   (Denominator)     Amount
                                   ----------------------------------------

For the Nine Months Ended
September 28, 2001
  Basic EPS:                          $264,553       143,575        $1.84
  Adjustment for interest
   on convertible debentures:            5,303          -
  Incremental shares from
   assumed exercise of
   dilutive options:                      -            2,737
  Incremental shares from
   assumed conversion of the
   convertible debenture:                 -            5,457
                                     ------------------------

  Diluted EPS:                        $269,856       151,769        $1.78
                                      ========       =======        =====


                                    Net Earnings      Shares      Per Share
                                    (Numerator)   (Denominator)     Amount
                                   ----------------------------------------

For the Nine Months Ended
September 29, 2000
  Basic EPS:                          $236,449       142,453        $1.66
  Incremental shares from
   assumed exercise of
   dilutive options:                      -            2,848
                                     ------------------------

  Diluted EPS:                        $236,449       145,301        $1.63
                                      ========       =======        =====

NOTE 4.   ACQUISITIONS

          In the third quarter of 2001, the Company acquired three companies for total consideration of approximately $125 million. All acquisitions have been accounted for as purchases. The fair value of the assets acquired was approximately $138 million, and approximately $13 million of liabilities were assumed.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

          Net sales for the 2001 third quarter of $901.6 million were 8.6% lower than the 2000 quarter of $986.8 million. The Tools and Components business segment revenues declined 11.5% for the quarter. Declines in demand for the hand tool, engine retarder, and drill chuck product lines caused the revenue decline. Revenues in the Process/Environmental Controls business segment fell 7.2% for the third quarter. Core volume for this segment declined 10%, which was offset by 3% growth from recent acquisitions. Declines in the motion and power quality business units were somewhat offset by increases in the environmental business units. On a consolidated basis, the Company experienced core volume declines of 10.6% and acquisition growth of 2%.

          Net sales for the 2001 nine month period grew 4.3% over the 2000 period. Revenues from acquisitions accounted for 10.8% growth, and were offset by core volume declines of 5.9% and negative currency impacts of 0.6%.

          Gross profit margin for the 2001 third quarter of 39.3% was flat compared to the 2000 third quarter. Declining production volumes caused downward pressure on margins, but were entirely offset by aggressive cost reductions, productivity improvements, and a continuing shift toward higher margin Process/Environmental Controls product lines.

          Gross profit margin for the 2001 nine month period of 38.6% was slightly below the prior year margin of 38.8%. Aggressive cost reductions across both business segments combined with productivity improvements to offset the lower gross margins of businesses acquired during 2000 and 2001.

          Selling, general and administrative expenses fell $36.8 million for the third quarter and $14.2 million for the nine month period. Aggressive cost reductions, controls on discretionary spending, and lower variable expenses were only slightly offset by the increases from newly acquired companies. As a percentage of sales, these expenses fell 1.9 points for the quarter and 1.4 points for the nine month period, reflecting the cost reductions and spending controls put in place throughout the year.

          Interest expense for the 2001 third quarter was $4.7 million lower than the 2000 third quarter. Average net debt levels were lower during 2001, reflecting strong cash flow generated throughout the year. For the nine month period, interest expense was essentially flat compared to 2000, as costs of borrowings undertaken to finance acquisitions, and a lower interest rate environment on invested cash, were both offset by strong cash flows used to reduce net debt.

          The effective tax rate of 37.5% for the third quarter and the nine-month period in 2001 is 0.5 percentage points lower than in the respective periods of 2000, primarily due to a higher proportion of foreign earnings in 2001 compared to 2000.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The adoption of SFAS 141 did not have a material effect on our operating results or financial condition. With respect to acquisitions completed prior to June 30, 2001, the Company intends to implement SFAS No. 142 in the first quarter of 2002 and is currently in the process of assessing the impact of adoption.

Liquidity and Capital Resources
-------------------------------

          The Company continues to experience strong operating cash flow, driven primarily by reductions in working capital and a 11.9% increase in net earnings for the nine month period. Operating cash flow of $430.3 million for the 2001 nine month period reached record levels and was 8.5% over the same period last year. Total debt increased to $1.2 billion at September 28, 2001, compared to $795.2 million at

December 31, 2000. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance will be used for general corporate purposes, including potential future acquisitions. The LYONS are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375%.

          Net cash paid for acquisitions was $125 million and $319 million, respectively, for the quarter and nine months ended September 28, 2001. In the first quarter of 2001, the Company acquired United Power Corporation for a cash price of approximately $108 million. The Company also disposed of two small product lines during the first quarter of 2001, yielding cash proceeds of approximately $32 million. There was no material gain or loss recognized on the sale of these product lines. In the second and third quarters of 2001, the Company acquired several smaller companies for an aggregate cash price of $243 million.

          In the third quarter of 2001, the Company repurchased 200,500 shares of its common stock at a cost of $9.2 million. The Company has remaining authorization to repurchase up to an additional 4.7 million shares.

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

          On June 28, 2001, the Company replaced its $250 million bank credit facility with a new $500 million credit facility. The new facility provides funds for general corporate purposes and has a five year term. There have been no borrowings under either facility during 2001.

          In the third quarter of 2000, on July 3, 2000, the Company purchased the motion control businesses of Warner Electric for $144 million in cash.

          A regular quarterly dividend of $.02 per share was declared, payable on October 31, 2001 to shareholders of record on September 28, 2001.

          The cash and cash equivalents of $646.5 million on the September 28, 2001 balance sheet were invested in highly liquid investment grade short term instruments. Interest income of $4.3 and $16.3 million was recognized in the third quarter and nine month period of 2001, respectively. The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.

PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     ----------------------------------------

     (a)  Exhibits: None

     (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated August 1, 2001 reporting on its announcement that it had made a merger proposal to Cooper Industries, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DANAHER CORPORATION:



Date:  October 17, 2001                 By: /s/ Patrick W. Allender
       ----------------                     -----------------------
                                          Patrick W. Allender
                                          Chief Financial Officer



Date:  October 17, 2001                 By: /s/ Christopher C. McMahon
       ----------------                     --------------------------
                                          Christopher C. McMahon
                                          Controller