Form 10-K405
period 2001-12-31
DANAHER CORP /DE/
filed 2002-03-28
CIK 313616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____to___Commission File Number:1-8089
                                                                    ------

                             DANAHER CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         59-1995548
          --------                                         ----------
  (State of incorporation)                               (I.R.S.Employer
                                                      Identification number)

  2099 Pennsylvania Ave. NW
        Washington, D.C.                                   20006-1813
        ----------------                                   ----------
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

         Yes  X                                  No __
             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, the number of shares of common stock outstanding was
150.9 million and were held by approximately 3,000 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on such date was approximately $7.9 billion, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date.

                       EXHIBIT INDEX APPEARS ON PAGE 45

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement for its 2002 annual meeting of stockholders. With the exception of the pages of the 2002 Proxy Statement specifically incorporated herein by reference, the 2002 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

ITEM 1.  BUSINESS
-----------------

Operating Segments
------------------

     Danaher Corporation ("Danaher," the "Company," "we," "us," "our") conducts its operations through two business segments: Process/Environmental Controls and Tools & Components.

PROCESS/ENVIRONMENTAL CONTROLS
------------------------------

     The Process/Environmental Controls segment in 2001 encompassed three strategic platforms (Motion Control, Environmental, and Electronic Test) and three focused niche businesses (Power Quality, Aviation & Defense, and Industrial Controls). In early 2002 a fourth strategic platform, Product Identification, was added to the segment through the acquisition of Videojet Technologies (formerly known as Marconi Data Systems). Process/Environmental Controls products are distributed by the Company's sales personnel and independent representatives to distributors, end-users, and original equipment manufacturers.

STRATEGIC PLATFORMS
-------------------

     Motion Control. At the end of 2001 Motion Control, representing
     --------------
approximately 24% of segment revenue in 2001, was Danaher's largest strategic platform. Danaher provides motors, drives, controls, and related components for various precision motion control markets such as packaging equipment, robotics, circuit board assembly equipment, and electric lift trucks. Danaher entered the motion control industry through the acquisition of Pacific Scientific Company in 1998. The Company has subsequently expanded its product and geographic breadth with various follow-on acquisitions, including Inmotion Technologies (formerly known as Atlas Copco Controls), American Precision Industries, Kollmorgen Corporation, and the motion control businesses of Warner Electric Company. Danaher is currently one of the leading worldwide providers of precision motion control equipment.

     Environmental. The Environmental platform serves two main markets.
     -------------
Danaher's water quality operations provide a wide range of instruments, related consumables, and services used to detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, and ultrapure water. The Company is a worldwide leader in this market, providing products under a variety of well-known brands. Danaher entered the water quality sector in 1996 and has enhanced its geographical coverage and product and service breadth through subsequent acquisitions including American Sigma, Dr. Lange, and Hach Company. The acquisition of Viridor, which was announced in late 2001 and closed in early 2002, further enhanced Danaher's product and geographic coverage in this area.

     Through the Veeder-Root business Danaher designs, manufactures, and markets monitoring and leak detection systems for underground fuel storage tanks. Danaher also provides remote monitoring services for its installed systems, as well as statistical inventory reconciliation services. The Red Jacket acquisition in 2001 broadened Veeder-Root's product line to include submersible turbine pumps. The acquisition of Gilbarco (formerly known as Marconi Commerce Systems), which was announced in late 2001 and closed in February 2002, further expanded Danaher's product offering to include vapor recovery systems, PC-based site management systems, point-of-sale and merchandising systems, and fuel dispensers for retail petroleum stations. Today, Danaher is a leading worldwide provider of environmental and related products for the retail petroleum market.

         In 2001, Environmental Products represented approximately 22% of segment revenue. Following the Gilbarco and Viridor acquisitions in 2002, Environmental became Danaher's largest strategic platform.

     Electronic Test. The Electronic Test platform, representing approximately
     ---------------
21% of segment revenue in 2001, was created through the acquisition of Fluke Corporation in 1998, and has since been supplemented by various subsequent acquisitions. Fluke designs, manufactures, and markets a variety of compact professional test tools, as well as calibration equipment. These test products measure voltage, current, resistance, power quality, frequency, temperature, pressure, and other key electrical parameters.

       In 2000, Fluke Networks was separated from Fluke as a stand-alone business unit. Fluke Networks provides software and hardware products used for installation, monitoring, and maintenance of local and wide area networks and the underlying fiber and cable infrastructure. The majority of Fluke Networks' sales address "enterprise" (corporate) network applications.

         The Company believes that the Fluke brand name and trade dress are extremely well recognized and well regarded among targeted customers. Both Fluke and Fluke Networks are leaders in their served market segments.

FOCUSED NICHE BUSINESSES
------------------------

         Power Quality. Power Quality serves two general markets . Through the
         -------------
Danaher Power Solutions business, Danaher provides products including static transfer switches, power distribution units, and transient voltage surge suppressors. Sold under the Cyberex, Current Technology, and United Power brands, these products are typically incorporated within systems used to ensure high-quality, reliable power in commercial and industrial environments. Danaher's other power quality businesses provide a variety of products primarily used in power transmission and distribution systems. Customers are primarily utilities. These products are marketed under the Joslyn Hi-Voltage, Qualitrol, Jennings, and Fisher-Pierce brands.

     Aviation & Defense. Aviation & Defense designs, manufactures, and markets
     ------------------
a variety of aircraft safety equipment, including smoke detection and fire suppression systems, energetic material systems, electronic security systems, motors and actuators, and electrical power generation and management subsystems, as well as submarine periscopes and photonic masts. These product lines came principally from the Pacific Scientific and Kollmorgen acquisitions, and are marketed under the Pacific Scientific, Sunbank, Securaplane,

Kollmorgen Electro-Optical, and Calzoni brands.

         Industrial Control. Danaher's Industrial Control products include
         ------------------
instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, and time, as well as level and flow measurement devices for various non-water-related end-markets. These products are marketed under a variety of brands, including Dynapar, Eagle Signal, Hengstler, Partlow, Anderson, West, Dolan-Jenner, Namco, and GEMS Sensors.

TOOLS & COMPONENTS
------------------

     The Tools & Components segment encompasses one strategic platform, Mechanics Hand Tools, and five focused niche businesses (Jacobs(R) Chuck Manufacturing Company, Delta Consolidated Industries, Jacobs Vehicle Systems, Hennessy Industries, and Joslyn Manufacturing Company). Products are distributed by the Company's sales personnel and independent representatives to distributors, end-users, and original equipment manufacturers.

STRATEGIC PLATFORM
------------------

         Mechanics Hand Tools. The Mechanics Hand Tools platform, representing
         --------------------
approximately 64% of segment revenue in 2001, encompasses two businesses:
Danaher Tool Group ("DTG") and Matco Tools Corporation ("Matco"). DTG is one of the largest worldwide producers of general purpose mechanics' hand tools (primarily ratchets, sockets, and wrenches) and specialized automotive service tools for the professional and "do-it-yourself" markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.'s Craftsman(R) line of mechanics' hand tools for over 60 years. DTG has also been the primary supplier of specialized automotive service tools to the National Automotive Parts Association (NAPA) for over 30 years, and the designated supplier of general purpose mechanics' hand tools to NAPA since 1983. In addition to this private label business, Danaher also markets various products under its own brand names, including mechanics' hand tools for industrial and consumer markets under the Armstrong(R) and Allen(R) brands, automotive service tools under the K-D Tools(R) brand, and fastener products under the Holo-Krome(R) brand.

     Matco manufactures and distributes professional automotive equipment, tools, and toolboxes through independent mobile distributors, who sell primarily to professional mechanics. The business is one of the leaders in the hand tool mobile distribution channel.

FOCUSED NICHE BUSINESSES
------------------------

     Jacobs(R) Chuck Manufacturing Company. Jacobs(R) designs, manufactures,
     -------------------------------------
and markets chucks and precision tool and workholders, primarily for the portable power tool industry. Founded by the inventor of the three-jaw drill chuck, Jacobs(R) maintains a worldwide leadership position in drill chucks.

     Delta Consolidated Industries. Delta is a leading manufacturer of
     -----------------------------
automotive truckboxes and industrial gang boxes, which it sells under the DELTA(R) and JOBOX(R)brands.

     Jacobs Vehicle Systems ("JVS"). JVS is a leading worldwide supplier of
     ------------------------------
supplemental braking systems for commercial vehicles, selling Jake Brake(R) brand engine retarders for class 7 and 8 vehicles and exhaust brakes for class 2 through 7 vehicles. With over 2 million engine retarders installed, JVS has maintained a leadership position in its industry since introducing the first engine retarder in 1961.

     Hennessy Industries. Hennessy is a leading North American full-line wheel
     -------------------
service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the Ammco(R), Bada(R), and Coats(R) brands.

     Joslyn Manufacturing Company. Joslyn Manufacturing designs, manufactures,
     ----------------------------
and markets pole line hardware, electrical apparatus, and termination enclosures for the electrical utility and telecommunications markets.

Raw Materials
-------------

         Danaher's products use a wide variety of raw materials. Danaher believes that it will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Patents/Trademarks
------------------

         Danaher owns numerous patents and trademarks, and has also acquired licenses under patents and trademarks owned by others. Although in aggregate Danaher's intellectual property is important to the operation of the Company, Danaher does not consider any single patent or trademark to be of material importance to the business as a whole. From time to time, however, Danaher does engage in litigation to protect its patents and trademarks.

Competition
-----------

         Because of the diversity of its served product and geographic markets, Danaher encounters a wide variety of competitors. Some of these competitors have greater sales, marketing, research, and financial resources than Danaher. Key competitive factors typically include price, quality, delivery speed, innovation, product features and performance, and brand name.

Seasonal Nature of Business
---------------------------

         As a whole, Danaher's business is not subject to material seasonal fluctuations.

Backlog
-------

     Danaher's products are manufactured primarily in advance of order and either shipped or assembled from stock. Backlogs are generally not significant as sales are often dependent on orders requiring rapid shipment.

Employee Relations
------------------

         At December 31, 2001, the Company employed approximately 23,000 full-time and temporary persons. Of these, approximately 2,300 were hourly-rated unionized employees. The Company considers its labor relations to be good.

Research and Development
------------------------

         The Company's research and development expenditures were approximately $119 million for 2001, $138 million for 2000 and $119 million for 1999.

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

         Joslyn Manufacturing Company ("JMC") previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. The Company has made a provision for environmental remediation; however, there can be no assurance that estimates of environmental liabilities will not change.

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

Major Customers
---------------

         The Company has no customers which accounted for more than 10% of consolidated sales in 2001. The Company's largest single customer is Sears, Roebuck and Co. ("Sears"), and although the relationship with Sears is long-standing, the Company believes the loss or material reduction of this business could have a material adverse effect on its operations.


ITEM 2.  PROPERTIES
-------------------

          At December 31, 2001, the Company had approximately 98 significant manufacturing and distribution locations worldwide, comprising approximately 12 million square feet, of which approximately 33 facilities were located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada, and Latin America. The approximate number of manufacturing and distribution locations by business segment are: Process/ Environmental Controls, 65; and Tools and Components, 33. The majority of the locations are owned, with the remainder occupied under leases. The Company considers its facilities suitable and adequate for the purposes for which they are used. In the fourth quarter of 2001, management recorded a restructuring charge which included the closure of 16 facilities. See Note 3 to the Consolidated Financial Statements.

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

              In addition to the litigation noted above, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products, some of which include claims for punitive as well as compensatory damages. The Company is also involved in proceedings with respect to environmental matters, including sites where it has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company believes that the results of the above-noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's results of operations or financial condition, notwithstanding any related insurance recoveries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
-----------------------------------------------------------

              No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under symbol DHR. On March 25, 2002, there were approximately 3,000 registered holders of record of the Company's common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

                           2001                        2000
                           ----                        ----
                                      Dividends                    Dividends
                                         Per                          Per
                      High      Low    Share      High      Low      Share
                 --------------------------------------------------------------
First quarter        $68.69   $52.21   $0.02     $51.25    $36.44    $0.015

Second quarter        65.49    51.51    0.02      58.94     46.81     0.015

Third quarter         59.20    43.90    0.02      56.75     45.19      0.02

Fourth quarter        64.10    45.57    0.02      69.81     49.00      0.02

The payment of dividends by the Company in the future will be determined by the Company's Board of Directors and will depend on business conditions, the Company's financial earnings and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

  (in thousand except per share data)

                         2001         2000        1999           1998        1997
                         ----         ----        ----           ----        ----
Sales                 $3,782,444   $3,777,777  $3,197,238    $3,047,061   $2,619,100

Operating profit      502,011***      552,149      458,007       384,112     319,346

Net earnings          297,665***      324,213     261,624**     192,186*     188,576

Earnings per share
          Diluted       2.01***       2.23        1.79**     1.33*        1.31
          Basic         2.07***       2.28        1.84**     1.37*        1.35

Dividends per share
                           0.08       0.07        0.07        0.09        0.10

Total assets       4,820,483     4,031,679   3,047,071   2,840,859   2,264,741

Total debt         1,191,689       795,190     374,634     503,639     229,095

* Includes $28.6 million in after-tax costs ($0.20 per share) from the merger with the Fluke Corporation

**    Includes $9.8 million in after-tax costs ($0.07 per share) from the merger with the Hach Company

***   Includes $43.5 million in after-tax costs ($0.29 per share) from restructuring charges taken in the fourth quarter of 2001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Danaher Corporation (the "Company") designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in two business segments:
Process/Environmental Controls and Tools and Components. The Process/Environmental Controls Segment is a leading producer of environmental products, including water quality analytical instrumentation and leak detection systems for underground fuel storage tanks; compact professional electronic test tools; product identification equipment and consumables; retail petroleum automation products; and motion, position, speed, temperature, pressure, level, flow, particulate and power reliability and quality control and safety devices. In its Tools and Components Segment, the Company is a leading producer and distributor of general-purpose mechanics' hand tools and automotive specialty tools, as well as of toolboxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, and hardware and components for the power generation and transmission industries.

       Presented below is a summary of sales by business segment.

(in thousand)                 2001              2000                1999
                      --------------------------------------------------
                          $        %           $       %         $          %
Process/Environmental
   Controls           $2,616,797  69.2%   $2,441,986  64.6%  $1,854,184   58.0%
Tools and Components   1,165,647  30.8%    1,335,791  35.4%   1,343,054   42.0%
                      ----------  -----   ----------  -----  ----------  ------
                      $3,782,444 100.0%   $3,777,777 100.0%  $3,197,238  100.0%
                      ========== ======   ========== ======  ==========  ======

PROCESS/ENVIRONMENTAL CONTROLS
------------------------------

             The Process/Environmental Controls segment is comprised of Hach Company, the Dr. Bruno Lange Group, McCrometer, Videojet Technologies, Fluke Corporation, Fluke Networks, Gilbarco, Veeder-Root Company, the Danaher Industrial Controls Group, the Danaher Motion Control Group (including General Purpose Systems, the Motion Components Division and Danaher Precision Systems), the controls business units of Joslyn Corporation and Pacific Scientific Company, M&M Precision Systems, Danaher Power Solutions, QualiTROL Corporation, Gems Sensors, Kollmorgen Artus, and Kollmorgen Electro-Optical. These companies produce and sell compact, professional electronic test tools; product identification equipment and consumables; retail petroleum automation products; underground storage tank leak detection systems; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; communication line products; power protection products; liquid flow and quality measuring devices; quality assurance products and systems; safety devices; and electronic and mechanical counting and controlling devices. These products are distributed by the Company's sales personnel and independent representatives to original equipment manufacturers, distributors and other end-users.

2001 COMPARED TO 2000

             Sales in 2001 were 7% higher than in 2000 for this segment. The full-year impact of the 2000 acquisitions of American Precision Industries, Kollmorgen Corporation, Warner Electric Motion and acquisitions of several smaller businesses in 2001 provided a 15% increase from 2000. Two small product line dispositions in 2001 caused a 2% decrease in 2001 segment sales. The remainder of the sales change was generated by a decrease in unit volume of 5% and a 1% negative currency translation impact. Overall segment prices remained flat for 2001 compared to 2000.

             Revenues from the motion control business grew approximately 20% from 2000 levels. An increase of 40% from acquisitions was offset by declines in revenues from existing businesses of approximately 20%, driven by recession-related weakness in end markets, particularly semi conductor end markets. Electronic test revenues declined 1.5%. Acquisition growth of 3.5% and continued growth in sales of Fluke Networks business were offset by declines in sales of Fluke industrial products. Environmental and water quality revenues for 2001 increased 17% from 2000. 7% of this growth resulted from acquisitions, with the balance coming from core growth in the Veeder-Root and water quality product lines. The Company's aviation and defense business units grew 39% in 2001. Acquisition growth of 30%, in particular that provided by the full-year impact of the Kollmorgen acquisition, accounted for most of the increase.
Power quality revenues declined 14% in 2001, as net acquisition growth of 6% offset significant declines in end-user demand.

             Operating profit margins, excluding the effects of the restructuring charge recorded in the fourth quarter of 2001, increased from 15.7% to 16.5% due to aggressive cost reduction actions across all business units and continued margin improvements in recently acquired companies.

2000 COMPARED TO 1999

         Sales in 2000 were 32% higher than in 1999 for this segment. The acquisitions of American Precision Industries, Kollmorgen Corporation, Warner Electric Motion and several smaller businesses provided a 24% increase from 1999. The remainder of the sales change was generated by an increase in unit volume of 10.5%, offset by a 2.5% negative currency translation impact. Double-digit volume increases were achieved in the power quality, water quality, motion control and electronic test businesses. The motion control business units contributed the majority of the acquisition sales increase. Operating margins increased from 15.5% to 15.7% due to higher sales volumes which were spread over a fixed cost base, continued margin improvements in the electronic test businesses and cost reductions which were offset by lower operating margins of those businesses acquired during 2000.

TOOLS AND COMPONENTS
--------------------

         The Tools and Components Segment is comprised of the Danaher Hand Tool Group (including the Special Markets, Asian Tools, Professional Tools and Matco Tools Divisions), Jacobs Chuck Manufacturing Company, Delta Consolidated Industries, Jacobs Vehicle Systems, Hennessy Industries, and the hardware and electrical apparatus lines of Joslyn Manufacturing Company. This segment is one of the largest domestic producers and distributors of general- purpose and specialty mechanics' hand tools. Other products manufactured by these companies include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; custom-designed headed tools and components; hardware and components for the power generation and transmission industries; and high-quality precision socket screws, fasteners, and miniature precision parts.

2001 COMPARED TO 2000

             Sales declined 13% from 2000 to 2001. Continued weakness in the heavy-duty truck market significantly impacted sales of diesel engine retarders, accounting for a 4% drop in segment revenues. Sharp declines in drill chuck sales combined with a fall in hand tool revenues to contribute a 6% reduction in segment sales from 2000. Sales in both the Joslyn hardware and electrical apparatus lines and the Delta Industries product lines reflected double-digit declines from the sales levels achieved by those lines in 2000 due to recessionary pressures in the markets they serve. Price and currency impacts were negligible for this segment. Operating profit margins, excluding the effects of the restructuring charge recorded in the fourth quarter of 2001, decreased from 14.2% to 13.5%. The unfavorable impact of lower production volumes was partially offset by aggressive cost reduction actions taken across all business units.

2000 COMPARED TO 1999

         Comparable sales for the segment were flat from 1999 to 2000, as reported sales showed a 0.5% decline after a small divestiture. A sharp decline in diesel engine retarder sales accounted for a 3% drop in segment sales and was offset by growth in the hand tool and related products business units, while prices were essentially flat. Operating profit margins increased from 14.0% to 14.2% as a result of cost reductions implemented throughout the segment.

GROSS PROFIT
------------

            Gross profit margin in 2001 was 38.2%, a 0.5% decrease compared to 38.7% achieved in 2000. Lower core volumes and lower margins associated with businesses acquired in 2000 and 2001 drove the reduction, and were partially offset by overhead cost reductions and process improvements in all business units.

         Gross profit margin in 2000 was 38.7%, the same as the 1999 gross margin. Productivity improvements and manufacturing overhead cost reductions were offset by the lower margins of businesses acquired in 2000.

OPERATING EXPENSES
------------------

         Selling, general and administrative expenses for 2001 as a percentage of sales were 23.1%, 1% lower than in 2000. Aggressive cost reductions and reductions in discretionary spending implemented in late 2000 and throughout 2001 drove this decrease.

         In 2000, selling, general and administrative expenses were 24.1% of sales, an improvement of 0.2% from 1999 levels. Higher spending levels in acquired businesses were offset by cost reductions and the leverage of higher sales.

RESTRUCTURING CHARGE
--------------------

         In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality, and industrial controls businesses due to deteriorating financial performance, and higher cost excess facility capacity. Severance costs for the termination of approximately 1,100 employees approximates $49 million. Approximately $16 million of the charge was to write-off assets associated with the closure of 16 facilities in North America and Europe. The remainder of the charge of $5 million was for other exit costs including lease termination costs. The majority of the cash expenditures and cost savings related to the restructuring are expected to be spent and realized in 2002. In conjunction with the closing of the facilities, approximately $4 million of inventory was written off as unusable in future operating locations. The inventory write-off was included in Cost of Sales in the fourth quarter of 2001 and is not included as part of the restructuring charge in 2001.

INTEREST COSTS AND FINANCING TRANSACTIONS
-----------------------------------------

         The Company's debt financing as of December 31, 2001 is composed primarily of $529 million of zero coupon convertible notes due 2021 ("LYONs"), $267 million of 6.25% Eurobond notes due 2005, $250 million of 6% notes due 2008, uncommitted lines and a revolving credit facility which provides senior financing of $500 million for general corporate purposes. The interest rates for borrowing under the revolving credit facility float with base rates.

         Interest expense in 2001 was $3.5 million lower than in 2000 due to an increase in interest earned as a result of higher average invested cash balances during 2001. Interest expense in 2000 was $12.6 million higher than in 1999 due to higher debt and lower cash levels which resulted from acquisitions completed during 2000.

         On June 28, 2001, the Company replaced its $250 million bank credit facility with a new $500 million credit facility. The new facility provides funds for general corporate purposes at an interest rate of the Eurocurrency rate plus .21% to .70%, depending on the Company's current debt rating. The Credit facility has a fixed five year term. There were no borrowings under either facility during 2001.

INCOME TAXES
------------

         The 2001 effective tax rate of 37.5% is 0.5% lower than in 2000, driven primarily by a higher proportion of foreign earnings in 2001 compared to 2000.

         The 2000 effective tax rate of 38.0% is 1.1% lower than in 1999, driven primarily by an increase in taxable income in lower rate foreign jurisdictions and the nondeductible expenses associated with the Hach merger in 1999.

INFLATION
---------

         The effect of inflation on the Company's operations has been minimal in 2001, 2000 and 1999.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
-----------------------------------------

    The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities. There were no material derivative instrument transactions during any of the periods presented. In January 2002, the Company entered into two interest rate swap agreements for the term of the 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes will be the six month LIBOR rate plus approximately 0.425%. See Note 7 of the Consolidated Financial Statements for further discussion. The Company's issuance of Eurobond notes in 2000 provided an offset to a portion of the Company's European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. Additionally, the Company does not generally utilize or trade commodity contracts or derivatives.

         The fair value of the Company's fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2001, the market value of the Company's fixed-rate long-term debt would be impacted by a net decrease of $18 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company's results of operations or financial conditions under current accounting principles.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         In 2001, the Company acquired United Power Corporation and eleven additional smaller companies, primarily additions to our environmental, electronic test, and safety and aviation business lines, for a total of $439 million in cash. The Company also disposed of two small product lines during 2001, yielding cash proceeds of approximately $32 million. There were no material gains or losses recognized on the sale of these product lines.

      During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt and the balance was and will be used for general corporate purposes, including acquisitions. The LYONs are convertible into approximately 6.0 million common shares of the Company and carry a yield to maturity of 2.375%. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company's option, on January 22, 2004 or on January 22, 2011.

         In January 2002, the Company entered into two interest rate swap agreements for the term of the notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of the notes will be the six month LIBOR rate plus approximately 0.425%. In February 2002, the Company acquired three companies, Viridor Instrumentation Limited, Marconi Commerce Systems, formerly known as Gilbarco, and Marconi Data Systems, formerly known as Videojet Technologies for a combined total purchase price of approximately $853 million. See Note 17 to the Consolidated Financial Statements for a further discussion of these subsequent events.

         In March 2002 the Company issued 6.9 million shares of the Company's common stock. Proceeds of the common stock issuance, net of related expenses were approximately $467 million. The Company intends to use the proceeds to repay up to $230 million of borrowings incurred by the Company under uncommitted lines of credit and for general corporate purposes, including future acquisitions.

         In 2000, the Company acquired American Precision Industries, Kollmorgen Corporation, Warner Electric Motion and five smaller businesses for a total of $707 million in cash. In 1999, the Company acquired Atlas Copco Controls and two smaller businesses for a total of $65 million. See Note 2 to the Consolidated Financial Statements for a further discussion of the impact of acquisitions.

         As discussed previously, as of December 31, 2001, $267 million of the Company's debt is fixed at a rate of 6.25%, $250 million is fixed at an average interest cost of 6% (subject to the interest rate swaps described above) and $529 million is fixed at a rate of 2.375%. Substantially all remaining borrowings are short-term in nature and float with referenced base rates. As of December 31, 2001, the Company has unutilized commitments under its revolving credit facility of $500 million. As of December 31, 2001, the Company held $707 million of cash and cash equivalents which were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. The majority of these investments, in addition to $230 million in short-term borrowings, were used in connection with the acquisitions of three companies in February 2002. Interest income of $22.4 million was recognized in 2001.

          Operating cash flow has been strong in all periods reported herein. Operations generated $608 million, $512 million and $419 million in cash in 2001, 2000 and 1999, respectively. The principal use of funds has been capital expenditures of $81 million, $89 million, and $89 million in 2001, 2000 and 1999, respectively, and net cash paid for acquisitions of $407 million, $707 million and $65 million in 2001, 2000 and 1999, respectively. In the third and fourth quarter of 2001, the Company repurchased $17.3 million of the Company's common stock. During the first quarter of 2000, the Company repurchased $82 million of its common stock. The net result of the above, combined with working capital changes, was an increase in debt of $396 million in 2001, an increase in debt of $421 million in 2000, and a decrease in debt of $130 million in 1999.

         Operating cash flow is an important source of liquidity for the Company. The Company attempts to maximize the cash flow from our operating businesses and attempts to keep the working capital employed in the business to the minimum level required for efficient operations. A decrease in demand for the Company's products would reduce the availability of funds generated from operations.

         A subsidiary of the Company has sold, with limited recourse, certain of its accounts and accounts receivable. Amounts outstanding under this program approximated $92 million as of December 31, 2001. The subsidiary accounts for this sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities- a replacement of FASB Statement No. 125." A provision for estimated losses as a result of the limited recourse has been included in accrued expenses. No gain or loss arose from these transactions.

         The following summarizes certain of the Company's contractual obligations at December 31, 2001 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods. During the ordinary course of business the Company enters into short-term contracts to purchase raw materials and components for manufacture. In general these commitments do not extend for more than a few months.

                                             Payments due by Period
                                               (in thousands)

                           Total    Less than 1 Year   1-3 Years  >3 Years

Long-term debt (a)      $1,191,689     $ 72,356       $327,186    $792,147
Non-cancelable
   operating leases (b)    150,000       37,000         73,000      40,000
                           -------       ------         ------      ------

Total                   $1,341,689     $109,356       $400,186    $832,147
                        ==========     ========       ========    ========

      (a)  As described in Note 7 to the Consolidated Financial
           Statements

      (b)  As described in Note 11 to the Consolidated Financial
           Statements

          In addition to the obligations included above, the Company has guaranteed approximately $25 million of accrued expenses and other liabilities under bank letters of credit as of December 31, 2001.

          Aside from the sale of accounts receivable described above and the leases included in the table above, the Company has not entered into any off-balance sheet financing arrangements as of December 31, 2001. Also, the Company does not have any unconsolidated special purpose entities as of December 31, 2001.

           The Company's funds provided from operations, as well as the existing bank facility and available credit lines, should provide sufficient available funds to meet the Company's working capital, capital expenditure, dividend and debt service requirements for the foreseeable future.

           Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in our Consolidated Financial Statements.

- Accounts receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- Inventory. The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

- Acquired intangibles. The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements.

- Long-lived assets. The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows.

- Purchase accounting. In connection with its acquisitions, management assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs related to these acquisitions, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in connection with a Purchase Business Combination."

NEW ACCOUNTING STANDARDS
------------------------

         In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001. See Note 2 of the Consolidated Financial Statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and

Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. The Company intends to adopt the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $62 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, the Company expects to record an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that an impairment exists at reporting units within the Company's power quality business unit. Based upon the initial evaluation, the estimated range of impairment is between approximately $150 million and $200 million, approximately 7% to 9% of goodwill recorded as of December 31, 2001. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. The Company has not completed that analysis, but the Company expects to complete this analysis prior to reporting the quarter ended March 29, 2002. If the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. The actual amount of impairment could be significantly different than the range provided above. The Company is currently measuring the amount of impairment of goodwill to be recorded from adopting the standard.

         The following table provides the comparable effects of adoptions of SFAS No. 142 for the three years ended December 31, 2001, 2000 and 1999.

                                               For the Years Ended December 31:
                                                          (in thousands
                                              except earning per share amounts)

                                                  2001       2000         1999
                                                  ----       ----         ----

Reported Net Income                             $297,665   $324,213    $261,624

Add back:  Goodwill Amortization (net of tax)     54,978     45,995      35,450
                                               ---------  ---------   ---------

Adjusted Net Income                             $352,643   $370,208    $297,074
                                                ========   ========    ========


                                                     Basic Net Income per Share
                                                 2001          2000       1999
                                                 ----          ----       ----

Reported Net Income                                $2.07       $2.28      $1.84

Add Back:  Goodwill Amortization (net of tax)        .39         .32        .25
                                                --------   ---------   --------

Adjusted Net Income per Basic Share                $2.46       $2.60      $2.09
                                                ========   =========   ========

                                                Diluted Net Income per Share
                                                 2001         2000        1999
                                                 ----         ----        ----

Reported Net Income                              $2.01        $2.23       $1.79

Add Back:  Goodwill Amortization (net of tax)      .36          .31         .24
                                                ------       ------     -------

Adjusted Net Income per Diluted Share            $2.37        $2.54       $2.03
                                                 =====        =====       =====

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

ITEM 7A. The information required by this item is included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   DANAHER CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF EARNINGS
   (in thousands, except per share data)

                                             -----------------------------------------------------
                                                             Year Ended December 31,
                                             -----------------------------------------------------

                                                     2001                 2000                1999
                                                     ----                 ----                ----
Sales ................................          $3,782,444          $3,777,777          $3,197,238

Cost of sales.........................           2,338,027           2,315,731           1,960,822

Selling, general and administrative
expenses..............................             872,680             909,897             778,409

Restructuring expenses................
                                                    69,726                  --                --
                                               -----------         -----------         -----------

     Total operating expenses.........           3,280,433           3,225,628           2,739,231
                                               -----------         -----------         -----------

Operating profit......................             502,011             552,149             458,007

Other expense.........................                  --                  --              11,778

Interest expense, net.................              25,747              29,225              16,667
                                               -----------         -----------         -----------

Earnings before income taxes..........             476,264             522,924             429,562

Income taxes..........................             178,599             198,711             167,938
                                               -----------         -----------         -----------

Net earnings..........................          $  297,665          $  324,213          $  261,624
                                               ===========         ===========         ===========

Basic earnings per share:
    Net earnings......................               $2.07               $2.28               $1.84
                                                     =====               =====               =====

Average shares outstanding............             143,630             142,469             141,832
                                               ===========         ===========         ===========

Diluted earnings per share:
     Net earnings.....................               $2.01               $2.23               $1.79
                                                     =====               =====               =====

Average common stock and common
equivalent shares outstanding..........            151,848             145,499             146,089
                                               ===========         ===========         ===========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   ----------------------------------------------
                                                                As of December 31,
                                                   ----------------------------------------------
ASSETS                                                           2001                   2000
                                                              -------                -------
Current assets:
Cash and equivalents............................            $ 706,559              $ 176,924

Trade accounts receivable, less allowance for
doubtful accounts of $44,000 and $37,000........              585,318                704,214

Inventories.....................................              408,236                460,610

Prepaid expenses and other......................              174,502                132,558
                                                           ----------             ----------

     Total current assets.......................            1,874,615              1,474,306

Property, plant and equipment, net..............              533,572                575,531

Other assets....................................              119,639                117,942

Excess of cost over net assets of acquired
companies, less accumulated amortization of
$310,000 and $245,000...........................            2,292,657              1,863,900
                                                           ----------             ----------

                                                           $4,820,483             $4,031,679
                                                           ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of debt.......           $   72,356             $   81,633

Trade accounts payable..........................              235,501                262,095

Accrued expenses................................              709,437                674,812
                                                           ----------             ----------

     Total current liabilities..................            1,017,294              1,018,540

Other liabilities...............................              455,270                357,249

Long-term debt..................................            1,119,333                713,557

Stockholders' equity:
  Common stock, one cent par value; 300,000
  shares authorized; 157,327 and 155,650 issued;
  143,314 and 142,013 outstanding...............                1,573                  1,556

Additional paid-in capital......................              375,279                364,426

Accumulated other comprehensive income..........              (69,736)               (59,130)

Retained earnings...............................            1,921,470              1,635,481
                                                           ----------             ----------

    Total stockholders' equity..................            2,228,586              1,942,333
                                                           ----------             ----------

                                                           $4,820,483             $4,031,679
                                                           ==========             ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                  ---------------------------------------------------
                                                           Year Ended December 31,
                                                  ---------------------------------------------------
                                                           2001              2000              1999
                                                           ----              ----              ----

Cash flows from operating activities:
Net earnings....................................       $297,665          $324,213          $261,624

Depreciation and amortization...................        178,390           149,721           126,419

Change in trade accounts receivable.............        142,308           (15,926)          (60,327)

Change in inventories...........................         66,833           (38,451)           11,149

Change in accounts payable......................        (38,138)              (81)           45,852

Change in other assets, accrued expenses and
other  liabilities..............................        (38,587)           92,769            34,390
                                                      ---------         ---------         ---------

     Total operating cash flows.................        608,471           512,245           419,107
                                                      ---------         ---------         ---------

Cash flows from investing activities

Payments for additions to property, plant and
equipment, net                                          (80,585)          (88,503)          (88,909)

Net cash paid for acquisitions..................       (406,988)         (706,794)          (64,834)
                                                      ---------         ---------         ---------

      Net cash used in investing activities.....       (487,573)         (795,297)         (153,743)
                                                      ---------         ---------         ---------

Cash flows from financing activities:
Proceeds from sale of treasury stock............             --                --            69,845

Proceeds from issuance of common stock..........         28,169            26,580            18,141

Dividends paid..................................        (11,676)          (10,015)           (9,912)

Borrowings (repayments) of debt, net............        410,516           266,090          (129,851)

Purchase of treasury stock......................        (17,299)          (82,174)               --
                                                      ---------         ---------         ---------

      Net cash provided by (used in) financing
      activities................................        409,710           200,481           (51,777)
                                                      ---------         ---------         ---------

Effect of exchange rate changes on cash.........           (973)             (786)           (1,104)
                                                      ---------         ---------         ---------

Net change in cash and equivalents..............        529,635           (83,357)          212,483

Beginning balance of cash and equivalents.......        176,924           260,281            47,798
                                                      ---------         ---------         ---------

Ending balance of cash and equivalents..........       $706,559          $176,924          $260,281
                                                      =========         =========         =========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                   Common                  Additional                    Other
                                                    Stock                   Paid-in       Retained    Comprehensive   Comprehensive
                                                   Shares      Amount       Capital       Earnings       Income           Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                          153,297    $ 1,533     $332,057    $1,069,571     $  (2,373)

-----------------------------------------------------------------------------------------------------------------------------------

    Net earnings for the year........                    --         --           --       261,624             --         $ 261,624
    Dividends declared...............                    --         --           --       (9,912)             --                --
    Common stock issued for
       options exercised.............                   738          7       18,134            --             --                --
    Sale of treasury stock...........                    --         --       69,845            --             --                --
    Increase from translation of
       foreign financial statements                      --         --           --            --       (31,732)          (31,732)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                          154,035    $ 1,540     $420,036    $1,321,283     $ (34,105)         $ 229,892
                                                                                                                         =========
-----------------------------------------------------------------------------------------------------------------------------------

    Net earnings for the year........                    --         --           --       324,213             --           324,213
    Dividends declared...............                    --         --           --      (10,015)             --                --
    Common stock issued for
       options exercised.............                 1,615         16       26,564            --             --                --
    Purchase of treasury stock.......                    --         --     (82,174)            --             --                --
    Decrease from translation of
       foreign financial statements                      --         --           --            --       (25,025)          (25,025)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                          155,650    $ 1,556     $364,426    $1,635,481     $ (59,130)         $ 299,188
                                                                                                                         =========
-----------------------------------------------------------------------------------------------------------------------------------

    Net earnings for the year........                    --         --           --       297,665             --           297,665
    Dividends declared...............                    --         --           --      (11,676)             --                --
    Common stock issued for
       options exercised.............                 1,677         17       28,152            --             --                --
    Purchase of treasury stock.                          --         --     (17,299)            --             --                --
    Decrease from translation of
       foreign financial statements                      --         --           --            --       (10,606)          (10,606)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                          157,327    $ 1,573     $375,279    $1,921,470     $ (69,736)         $ 287,059
                                                                                                                         =========
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         Other Assets - Other assets include principally deferred income taxes, assets held for sale, noncurrent trade receivables and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

         Fair Value of Financial Instruments - For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

         Excess of Cost Over Net Assets of Acquired Companies - Through December 31, 2001, this asset was being amortized on a straight-line basis over 40 years, except for acquisitions completed after June 30, 2001, which are not amortized (see Note 16). $64,705,000, $48,586,000, and $37,268,000 of amortization was charged to expense for the years ended December 31, 2001, 2000 and 1999, respectively. Through December 31, 2001 and when events and circumstances so indicate, all long-term assets, including the excess of cost over net assets of acquired companies, were assessed for recoverability based upon cash flow forecasts (see Note 16).

         Shipping and Handling - Shipping and handling costs are included as a component of cost of sales. Shipping and handling costs billed to customers are included in sales.

         Revenue Recognition - Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled.

         Foreign Currency Translation - Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income within stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

         Cash and Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company provides income taxes for unremitted earnings of foreign subsidiaries which are not considered permanently reinvested in that operation.

         Accumulated Other Comprehensive Income - This consists of primarily cumulative foreign translation loss adjustments of $69,736,000, $59,130,000, and $34,105,000 for 2001, 2000 and 1999, respectively.

         New Accounting Pronouncements - See Note 16.

(2)  ACQUISITIONS:

           In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs related to these acquisitions, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

         On January 2, 2001, the Company acquired United Power Corporation. The consideration was approximately $108 million. The fair value of the assets acquired was approximately $117 million, and approximately $9 million of liabilities were assumed and accrued. The transaction is being accounted for as a purchase. In addition, the Company acquired 11 small companies, primarily additions to the Process/Environmental Controls Segment, for total consideration of approximately $331 million. All acquisitions have been accounted for as purchases. The fair value of the assets acquired of the 11 smaller acquired companies was approximately $393 million, and approximately $62 million of liabilities were assumed and accrued. Based on the preliminary allocations of purchase price, the acquisitions noted above included approximately $17 million of intangible assets with an average finite life of 10 years, including patents and trademarks, and approximately $369 million of goodwill and indefinite life intangible assets. Other increases in goodwill resulted primarily from the finalization of purchase price allocations related to acquisitions consummated in 2000. The Company also disposed of two small product lines during the year, yielding cash proceeds of approximately $32 million. There were no material gains or losses recognized on the sale of these product lines.

         On July 3, 2000, the motion control businesses of Warner Electric Company were acquired and merged into the Company. These businesses were purchased from an entity that was controlled by Steven M. Rales and Mitchell P. Rales, the Company's Chairman of the Board and Chairman of the Executive Committee, respectively. The transaction was unanimously recommended by an independent committee of the Company's Board of Directors, who received an opinion from an independent financial advisor as to the fairness of the transaction. Total consideration was approximately $147 million. The fair value of the assets acquired was approximately $204 million, and approximately $57 million of liabilities were assumed and accrued. The transaction is being accounted for as a purchase.

         On June 20, 2000, Kollmorgen Corporation was acquired and merged into the Company. Total consideration was approximately $363 million, including the assumption of approximately $96 million of debt. The fair value of the assets acquired was approximately $461 million, and approximately $194 million of liabilities, including assumed debt, were assumed and accrued. The transaction is being accounted for as a purchase.

         On March 27, 2000, American Precision Industries was acquired and merged into the Company. Total consideration was approximately $246 million, including assumption of approximately $60 million of debt. The fair value of the assets acquired was approximately $283 million, and approximately $97 million of liabilities, including assumed debt, were assumed and accrued. The transaction is being accounted for as a purchase.

         The above three transactions, in addition to several smaller transactions in 2000, resulted in approximately $719 million of additional excess cost over net assets for companies acquired in 2000.

         On July 14, 1999, Hach Company was acquired and merged into the Company. The Company issued 0.2987 shares of common stock in exchange for each outstanding share of Hach; 6,594,430 shares were exchanged for all outstanding Hach shares. The transaction was a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the 1999 and prior financial statements were restated to reflect the combined companies. Reflected in other expense is a one-time charge of $11.8 million ($9.8 million after-tax or $.07 per diluted share) to reflect the costs of the transaction and the elimination of redundant activities and operations. The majority of these costs are cash expenses and were incurred during 1999.

         The unaudited pro forma information for the periods set forth below gives effect to these transactions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the significant acquisitions been consummated as of that time (unaudited, 000's omitted):

       Year ended December 31,        2001          2000          1999
       ------------------------     ----------   ---------     ---------

Net sales . . . . .. . . . . . .   $3,898,447   $4,296,385   $ 3,972,511
Net earnings . . . . .. . . ..        299,878      325,365       242,159
Earnings per share (diluted) . .   $     2.02   $     2.24   $      1.66

(3)  RESTRUCTURING CHARGE:

         In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality, and industrial controls businesses due to deteriorating financial performance, and higher cost excess facility capacity. Severance costs for the termination of approximately 1,100 employees approximates $49 million. Approximately $16 million of the charge was to write-off assets associated with the closure of 16 facilities in North America and Europe. The remainder of the charge of $5 million was for other exit costs including lease termination costs. The majority of the cash expenditures and cost savings related to the restructuring are expected to be spent and realized in 2002. In conjunction with the closing of the facilities, approximately $4 million of inventory was written off as unusable in future operating locations. The inventory write-off was included in Cost of Sales in the fourth quarter of 2001 and is not included as part of the restructuring charge in 2001.

(4)  EARNINGS PER SHARE  (EPS):

         Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock is summarized as follows:

                                      (in thousands, except per share amounts)

                                        Net Earnings     Shares      Per Share
                                         (Numerator) (Denominator)      Amount
                                      ----------------------------------------

For the Year Ended
December 31, 2001
Basic EPS:                                $ 297,665     143,630        $  2.07
     Adjustment for interest on
         convertible debentures:              7,246          --
     Incremental shares from
         assumed exercise of
         dilutive options:                       --       2,618
     Incremental shares from
         assumed conversion of
         the convertible debenture:              --       5,600
                                          ----------------------

Diluted EPS:                              $ 304,911     151,848        $  2.01
                                          =========     =======        =======


                                        Net Earnings     Shares      Per Share
                                         (Numerator)  (Denominator)     Amount
                                      ----------------------------------------

For the Year Ended
December 31, 2000
Basic EPS:                                $324,213       142,469         $2.28
     Incremental shares from
         assumed exercise of
         dilutive options:                      --         3,030
                                          -----------------------

Diluted EPS:                              $324,213       145,499         $2.23
                                          ========       =======         =====

                                       Net Earnings      Shares      Per Share
                                        (Numerator)   (Denominator)     Amount
                                      ----------------------------------------

For the Year Ended
December 31, 1999
Basic EPS:                                $261,624       141,832         $1.84
     Incremental shares from
         assumed exercise of
         dilutive options:                      --         4,257
                                          -----------------------

Diluted EPS:                              $261,624       146,089         $1.79
                                          ========       =======         =====

(5)  INVENTORY:

         The major classes of inventory are summarized as follows (000's omitted):

                                 December 31, 2001    December 31, 2000
                                 -----------------    -----------------
Finished goods...............      $   131,316          $    152,509
Work in process..............           95,119                95,402
Raw material.................          181,801               212,699
                                   -----------          ------------
                                   $   408,236          $    460,610
                                   ===========          ============

         If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $12,229,000 and $11,177,000 higher at December 31, 2001 and 2000, respectively.


(6)  PROPERTY, PLANT AND EQUIPMENT:

         The major classes of property, plant and equipment are summarized as follows (000's omitted):

                                 December 31, 2001    December 31, 2000
                                 -----------------    -----------------
Land and improvements........      $    31,641          $     29,692
Buildings....................          287,655               248,024
Machinery and equipment......          945,698               930,388
                                   -----------          ------------
                                     1,264,994             1,208,104
Less accumulated depreciation         (731,422)             (632,573)
                                   -----------          ------------
                                   $   533,572          $    575,531
                                   ===========          ============

(7)  FINANCING:

         Financing consists of the following (000's omitted):

                                 December 31, 2001    December 31, 2000
                                 -----------------    -----------------

Notes payable due 2008..........    $  250,000            $  250,000
Notes payable due 2005..........       266,850               282,780

Notes payable due 2003..........        30,000                30,000
Zero-coupon convertible senior
   notes due 2021                      529,096                    --
Uncommitted lines of credit.....        10,000               115,000
Other...........................       105,743               117,410
                                    ----------            ----------
                                     1,191,689               795,190
Less-currently payable..........        72,356                81,633
                                    ----------            ----------
                                    $1,119,333            $  713,557
                                    ==========            ==========

         The Notes due 2008 were issued in October 1998 at an average interest cost of 6.1%. The carrying amount approximates fair value. In January 2002, the Company entered into two interest rate swap agreements for the term of the notes due 2008 having a notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes will be the six-month LIBOR rate plus approximately .425%. Rates are reset twice per year. Effective January 2002, net interest rate on $100 million of the Notes was 2.33% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133, the interest rate swap ("swap") agreement is accounted for as a fair value hedge and accordingly, the value of the swap will be recorded at fair value and changes in fair value will be reflected in Accumulated Other Comprehensive Income.

         The Notes due 2005 (the Eurobond Notes), with a stated amount of EU 300 million were issued in July 2000 and bear interest at 6.25% per annum. The carrying amount of the Eurobond Notes approximates fair value.

         The Notes due 2003 had an original average life of approximately 10 years and an average interest cost of 7%. The carrying amount approximates fair value.

        In January 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million. The LYONS are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375%. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company stock, at the Company's option, on January 22, 2004 or on January 22, 2011.

         The borrowings under uncommitted lines of credit are principally short-term borrowings payable upon demand. The carrying amount approximates fair value. The weighted-average interest rate for short-term borrowings under the uncommitted lines of credit was 5.0%, 6.2% and 5.3% for each of the three years ended December 31, 2001.

         The Company also has a bank credit facility which provides revolving credit through June 26, 2006, of up to $500 million, replacing a $250 million credit facility in place through June 2001. The facility provides funds for general corporate purposes at an interest rate of Eurocurrency rate plus .21% to ..70%, depending on the Company's current debt rating. There were no borrowings under the bank facilities during the three years ended December 31, 2001. The Company is charged a fee of .065% to .175% per annum for the facility, depending on the Company's current debt rating. Commitment and facility fees of $301,000, $190,000, and $190,000 were incurred in 2001, 2000 and 1999, respectively.

         The Company has complied with all debt covenants, including limitations on secured debt and debt levels. None of the Company's debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company's debt rating.

         The minimum principal payments during the next five years are as follows: 2002 - $72,356,000; 2003 - $59,113,000; 2004 - $820,000; 2005 -
$267,253,000; 2006 - $387,000; and $791,760,000 thereafter.

         The Company made interest payments of $38,789,000, $21,057,000 and $16,348,000 in 2001, 2000 and 1999, respectively.

(8)  ACCRUED EXPENSES AND OTHER LIABILITIES:

         Selected accrued expenses and other liabilities include the following (000's omitted):

                                     December 31, 2001         December 31, 2000
                                     -----------------         -----------------

                                    Current    Noncurrent   Current   Noncurrent
                                    -------   -----------   -------   ----------

Compensation and benefits         $ 157,516   $  71,959   $ 194,205    $ 68,618
Claims, including self-
  insurance and litigation           44,951      79,468      40,553      77,590
Postretirement benefits               5,000      74,600       5,000      77,400
Environmental and
  regulatory compliance              36,202      62,541      31,422      55,861
Taxes, income and other             146,717     148,209     149,004      66,499
Sales and product allowances         51,063          --      54,115          --
Warranty                             30,542      10,180      31,633      10,544
Restructuring costs (See Note 3)     51,365          --          --          --

         Approximately $25.4 million of accrued expenses and other liabilities were guaranteed by bank letters of credit as of December 31, 2001.

(9)  PENSION AND EMPLOYEE BENEFIT PLANS:

         The Company has noncontributory defined benefit pension plans which cover certain of its domestic hourly employees. Benefit accruals under most of these plans have ceased, and pension expense for defined benefit plans is not significant for any of the periods presented. It is the Company's policy to fund, at a minimum, amounts required by the Internal Revenue Service.

         In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company.
         The following sets forth the funded status of the plans as of the most recent actuarial valuations using a measurement date of

September 30 (millions):

                                                      Pension Benefits            Other Benefits
                                                      ----------------            --------------

                                                      2001          2000          2001          2000
                                                      ----          ----          ----          ----

Change in benefit obligation
Benefit obligation at beginning of year              $322.5        $249.8        $ 67.0        $ 63.7
Service cost                                            9.7          13.4           0.6           0.3
Interest cost                                          24.0          20.5           5.0           4.8
Actuarial gain (loss)                                   4.1           7.6          12.7         (2.7)
Acquisition                                              --          55.0            --           6.7
Benefits paid                                        (26.8)        (23.8)         (6.6)         (5.8)
                                                     ------        ------         -----         -----
Benefit obligation at end of year                     333.5         322.5          78.7          67.0

Change in plan assets
Fair value of plan assets at beginning
   of year                                            421.5         314.4            --            --
Actual return on plan assets                         (42.1)          37.4            --            --
Employer contribution                                   0.1            --            --            --
Acquisition                                              --          93.5            --            --
Benefits paid                                        (26.8)        (23.8)            --            --
                                                     ------        ------         -----         -----
Fair value of plan assets at end of year              352.7         421.5            --            --

Funded status                                          19.2          99.0        (78.7)        (67.0)
Accrued contribution                                    ---           ---           1.7           1.6
Unrecognized transition obligation                    (0.4)          (0.5)           --            --
Unrecognized net actuarial loss (gain)                 61.7         (24.9)        (1.7)        (15.0)
Unrecognized prior service cost                      (14.8)         (16.7)        (0.9)         (2.0)
                                                     ------         ------      -------       -------
Prepaid (accrued) benefit cost                        $65.7          $56.9      $(79.6)       $(82.4)
                                                      =====          =====      =======       =======

Weighted-average assumptions as of
December 31:
    Discount rate
    Expected return on plan assets                     7.5%         7.75%          7.5%         7.75%
                                                      10.0%         10.0%            --            --

For measurement purposes, an eleven percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2002. The rate was assumed to decrease to six percent by 2007 and remain at that level thereafter.

Components of net periodic benefit cost
Service cost                                       $   9.7        $ 13.4          $ 0.6         $ 0.3
Interest cost                                         24.0          20.5            5.0           4.8
Expected return on plan assets                       (39.7)        (33.4)            --            --
Amortization of transition obligation                 (0.2)         (0.2)            --            --
Amortization of gain                                  (0.6)         (0.1)          (0.6)         (0.8)
Amortization of prior service cost                    (1.9)         (1.9)          (1.0)         (1.0)
                                                   --------       -------         ------        ------
Net periodic (benefit) cost                        $  (8.7)       $ (1.7)         $ 4.0         $ 3.3
                                                   ========       =======         ======        ======

        The Company acquired Kollmorgen Corporation on June 20, 2000, including their pension and postretirement benefit plans. The Company acquired American Precision Industries on March 27, 2000, including their pension plans.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                    One-Percentage         One-Percentage
                                    Point Increase         Point Decrease
                                    --------------         --------------

Effect on total of service and
  interest cost components.........      $0.7                   $(0.6)
Effect on postretirement benefit
  obligation.......................       8.0                    (6.9)

         Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

         Pension expense for all plans amounted to $38,002,000, $36,555,000, and $35,624,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(10)  STOCK TRANSACTIONS:

         On March 1, 2001, the Company's Board of Directors authorized an increase in the number of common shares to be issued under the Company's non-qualified stock option plan to 22.5 million from 15.0 million. The Company's stockholders approved this increase in May 2001. Under the plan, options are granted at not less than existing market prices, expire ten years from the date of grant and generally vest ratably over a five-year period.

         Changes in stock options were as follows:

                                             Number of Shares
                                               Under Option
                                                (thousands)
                                                -----------

Outstanding at December 31, 1998
  (average $17.26 per share)                       10,305

Granted (average $49.66 per share)                    942
Exercised (average $9.54 per share)                  (738)

Cancelled                                            (292)
                                                ----------


Outstanding at December 31, 1999
  (average $20.48 per share)                       10,217
                                                ==========

Granted (average $52.56 per share)                  3,268

Exercised (average $12.95 per share)               (1,615)

Cancelled                                          (1,119)
                                                 ---------


Outstanding at December 31, 2000                   10,751
                                                 =========
  (average
   $31.65 per share)

Granted (average $48.21 per share)                  1,546

Exercised (average $14.13 per share)               (1,677)

Cancelled                                            (597)
                                                 ---------

Outstanding at December 31, 2001                   10,023
                                                 =========
   (at $5.03 to $68.31 per share, average
    $38.28 per share)

         As of December 31, 2001, options with a weighted average remaining life of 5.7 years covering 4,370,587 shares were exercisable at $5.03 to $68.31 per share (average $33.25 per share) and options covering 7,113,000 shares remain available to be granted.

         Options outstanding at December 31, 2001 are summarized below:

                            Outstanding                Exercisable
                         -----------------------      -------------
                              Average   Average                  Average
     Exercise                Exercise  Remaining                Exercise
       Price       Shares       Price     Life        Shares       Price
      -------      ------       -----     ----       -------       -----
                 (thousands)                       (thousands)

$5.03 to $7.47       88     $  6.14      1 year         88       $  6.14
$7.97 to $11.75     602       10.18      2 years       602         10.18
$14.13 to $20.81    423       16.57      4 years       421         16.46
$21.25 to $32.22  2,883       24.02      5 years     2,020         23.66
$35.19 to $68.31  6,027       49.89      9 years     1,240         67.67

         Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company's policy does not recognize compensation costs for options of this type. The pro-forma costs of these options granted have been calculated using the Black-Scholes option pricing model and assuming a 5.05% risk-free interest rate, a 10-year life for the option, a 35.95% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $48 per share in 2001, $32 per share in 2000, and $28 per share in 1999. Had this method been used in the determination of income, net earnings would have decreased by approximately $20.3 million in 2001, $17.9 million in 2000, and $10.7 million in 1999 and diluted earnings per share would have decreased by $.13 in 2001, $.12 in 2000, and $.07 in 1999. These proforma amounts may not be representative of the effects on proforma net earnings for future years.

         In the third and fourth quarters of 2001, the Company repurchased 375,500 shares of the Company's common stock for total consideration of $17.3 million. In the first quarter of 2000, the Company repurchased 2,042,300 shares of the Company's common stock for total consideration of $82.2 million.

(11)  LEASES AND COMMITMENTS:

         The Company's leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $37,000,000 in 2002, $30,000,000 in 2003, $26,000,000 in
2004, $17,000,000 in 2005,

$11,000,000 in 2006, and $29,000,000 thereafter. Total rent expense charged to income for all operating leases was $42,000,000, $35,000,000, and $34,000,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

(12) LITIGATION AND CONTINGENCIES:

         A former subsidiary of the Company is engaged in litigation in multiple states with respect to product liability. The Company sold the subsidiary in 1987. Under the terms of the sale agreement, the Company agreed to indemnify the buyer of the subsidiary for product liability related to tools manufactured by the subsidiary prior to June 4, 1987. The cases involve approximately 3,000 plaintiffs in state and federal courts in multiple states. All other major U.S. air tool manufacturers are also defendants. The gravamen of these complaints is that the defendants' air tools, when used in different types of manufacturing environments over extended periods of time, were defective in design and caused various physical injuries. The plaintiffs seek compensatory and punitive damages. The Company has accepted an agreement, in principle, to settle these claims. Completion of this settlement agreement will not result in a material adverse effect on the Company's results of operations or financial condition.

         A subsidiary, Joslyn Manufacturing Company (JMC), previously operated wood-treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. The Company has made a provision for environmental remediation; however, there can be no assurance that estimates of environmental liabilities will not change.

       In addition to the litigation noted above, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products, some of which include claims for punitive as well as compensatory damages. The Company is also involved in proceedings with respect to environmental matters, including sites where it has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company believes that the results of the above-noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's results of operations or financial condition, notwithstanding any related insurance recoveries.

       A subsidiary of the Company has sold, with limited recourse, certain of its accounts and notes receivable. Amounts outstanding under this program approximated $92 million as of December 31, 2001. The subsidiary accounts for this sale in accordance with Statement of

Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125." A provision for estimated losses as a result of the limited recourse has been included in accrued expenses. No gain or loss arose from these transactions.

(13)   INCOME TAXES:

         The provision for income taxes for the years ended December 31 consists of the following (000's omitted):

                                   2001        2000      1999
                                   ----        ----      ----

Federal:
  Current.................      $ 76,666   $ 85,955   $111,809
  Deferred................        60,601     67,150     16,139
State and local...........        12,483     12,645     11,665
Foreign...................        28,849     32,961     28,325
                                 -------    -------   --------
Income tax provision......      $178,599   $198,711   $167,938
                                ========   ========   ========

         Deferred income taxes are reflected in prepaid expenses and other current assets and in other assets. Deferred tax assets consist of the following (000's omitted):

                                                  December 31,
                                              ------------------
                                              2001          2000
                                              ----          ----

Bad debt allowance.................        $ 20,784     $ 14,555
Inventories........................           7,929        7,672
Property, plant and equipment......         (48,655)     (47,952)
Postretirement benefits............          39,053       37,276
Insurance, including self-
   insurance.......................          22,860       27,886
LYONs interest.....................          (9,374)          --
Environmental compliance...........          25,239       22,979
Other accruals.....................         (26,166)     (15,594)
Deferred service income............         (61,702)     (35,760)
All other accounts.................         (25,844)     (10,284)
                                           ---------    ---------
Net deferred tax asset (liability).        $(55,876)    $    778
                                           =========    =========

     The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

                                                       Percentage of Pre-tax
                                                       ---------------------
                                                            Earnings
                                                            --------

                                                 2001            2000           1999
                                                 ----            ----           ----

Statutory federal income tax rate..........      35.0%           35.0%         35.0%

Increase (decrease) in tax rate resulting from:

   Permanent differences in amortization of
       certain assets for tax and financial
       reporting purposes.....................       2.9             3.1           2.7

   State income taxes (net of Federal
       income tax benefit)....................       1.6             1.6           1.8

   Taxes on foreign earnings..................      (2.0)           (1.7)         (0.9)

   Costs of Hach (1999) merger................        --              --           0.5
                                                    -----           -----         -----
Effective income tax rate.....................      37.5%           38.0%         39.1%
                                                    =====           =====         =====

         The Company made income tax payments of $52,048,000, $40,102,000 and $114,617,000 in 2001, 2000 and 1999, respectively. The Company recognized a tax benefit of approximately $12,562,000, $9,165,000, and $10,055,000 in 2001, 2000,
and 1999, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

(14) SEGMENT DATA:

         Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment's operations. Intersegment amounts are eliminated to arrive at consolidated totals.

        Detailed segment data is presented in the following table (000's omitted):

Operations in Different Industries
-----------------------------------

                                                          Year Ended December 31,
                                           ----------------------------------------------------------
                                                 2001                2000                  1999
                                                 ----                ----                  ----
Total Sales:
     Process/Environmental Controls            $2,616,797           $2,441,986            $1,854,184
     Tools and Components                       1,165,647            1,335,791             1,343,054
                                               ----------           ----------            ----------
                                               $3,782,444           $3,777,777            $3,197,238
                                               ==========          ===========            ==========

Operating Profit:
     Process/Environmental Controls            $  388,616           $  382,354            $  286,997
     Tools and Components                         131,810              189,062               187,511
     Other                                       (18,415)             (19,267)              (16,501)
                                               ----------           ----------            ----------
                                               $  502,011           $  552,149            $  458,007
                                               ==========           ==========            ==========

Identifiable Assets:
     Process/Environmental Controls            $3,180,092           $2,863,930            $1,793,873
     Tools and Components                         967,983              987,207               995,234
     Other                                        672,408              180,542               257,964
                                               ----------           ----------            ----------
                                               $4,820,483           $4,031,679            $3,047,071
                                               ==========           ==========            ==========

Liabilities:
     Process/Environmental Controls            $1,092,012           $1,026,463            $  596,332
     Tools and Components                         337,512              347,484               381,025
     Other                                      1,162,373              715,399               360,960
                                               ----------           ----------            ----------
                                               $2,591,897           $2,089,346            $1,338,317
                                               ==========           ==========            ==========

Depreciation and Amortization:
     Process/Environmental Controls            $  124,194           $  101,605            $   81,647
     Tools and Components                          54,196               48,116                44,772
                                               ----------           ----------            ----------
                                               $  178,390           $  149,721            $  126,419
                                               ==========           ==========            ==========

                                      37



Capital Expenditures:
     Process/Environmental Controls            $   59,832           $   51,067            $   53,358
     Tools and Components                          20,753               37,436                35,551
                                               ----------           ----------            ----------
                                               $   80,585           $   88,503            $   88,909
                                               ==========           ==========            ==========

Operations in Geographical Areas
--------------------------------
                                                                   Year Ended December 31,
                                           ----------------------------------------------------------
                                                       2001          2000                  1999

Total sales:
     United States.............                 $ 2,622,077         $2,883,392            $2,507,517
     Germany...................                     292,712            199,064               166,268
     United Kingdom............                     143,404            154,731               138,066
     All other.................                     724,251            540,590               385,387
                                               ------------         ----------            ----------
                                                $ 3,782,444         $3,777,777            $3,197,238
                                               ============         ==========            ==========

Long-lived assets:
     United States.............                 $ 2,596,063         $2,418,590            $1,747,086
     Germany...................                      95,512             29,405                22,101
     United Kingdom............                      54,951             22,134                24,967
     All other.................                     199,342             87,244                50,800

Less: Deferred taxes...........                          --               (778)              (59,435)
                                               ------------         ----------            ----------
                                                $ 2,945,868         $2,556,595            $1,785,519
                                               ============         ==========            ==========

Sales outside the United States:
     Direct Sales..............                 $ 1,160,367         $  894,385            $  689,721
     Exports...................                     324,000            298,000               263,000
                                               ------------         ----------            ----------
                                                $ 1,484,367         $1,192,385            $  952,721
                                               ============         ==========            ==========

(15)  QUARTERLY DATA-UNAUDITED (000'S OMITTED, EXCEPT PER SHARE DATA):

                                                                2001

                                               1st           2nd           3rd           4th
                                               ---           ---           ---           ---
                                           Quarter       Quarter       Quarter       Quarter
                                           -------       -------       -------       -------

Net sales................               $1,005,283     $ 956,641     $ 901,588     $ 918,932

Gross profit.............                  376,885       375,341       353,958       338,233

Operating profit.........                  138,418       156,613       147,640        59,340

Net earnings.............                   82,577        94,230        87,746        33,112

Earnings per share:
    Basic................                     $.58          $.65          $.61          $.23
    Diluted..............                     $.56          $.63          $.59          $.23

                                                               2000

                                               1st          2nd           3rd            4th
                                               ---          ---           ---            ---
                                           Quarter      Quarter       Quarter        Quarter
                                           -------      -------       -------        -------

Net sales.................                $867,847     $890,775      $986,786     $1,032,369

Gross profit..............                 329,889      349,590       386,972        395,595

Operating profit..........                 117,629      136,665       146,844        151,011

Net earnings..............                  71,557       81,267        83,625         87,764

Earnings per share:
     Basic................                    $.50         $.57          $.59           $.62
     Diluted..............                    $.49         $.56          $.58           $.60

(16)   NEW ACCOUNTING STANDARDS:

         In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 as subsequently amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company implemented SFAS No. 133 effective January 1, 2001. SFAS No. 133 did not have a material effect on operations.

         In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001. See Note 2.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. The Company intends to adopt the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $62 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, the Company expects to record an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002. The initial evaluation of reporting units on a fair value basis, as required from the implementation of SFAS No. 142, indicates that an impairment exists at reporting units within the Company's power business unit. Based upon the initial evaluation, the estimated range of impairment is between approximately $150 million and $200 million (unaudited), approximately 7% to 9% of goodwill recorded as of December 31, 2001. However, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. The Company has not completed that analysis, but the Company expects to complete this analysis prior to reporting the quarter ended March 29, 2002. If the carrying amount of goodwill will be its new accounting basis. The actual amount of impairment could be significantly different than the range provided above. The Company is currently measuring the amount of impairment of goodwill to be recorded from adopting the standard.

       The following table provides the comparable effects of adoption of SFAS No. 142 for the three years ended December 31, 2001, 2000 and 1999.

                                                     For the Years Ended December 31:
                                                              (in thousands
                                                           except per share data)

                                                        2001         2000        1999
                                                        ----         ----        ----
Reported Net Income                                  $297,665     $324,213     $261,624

Add back:  Goodwill Amortization (net of tax)          54,978       45,995       35,450
                                                     ---------    ---------    ---------

Adjusted Net Income                                  $352,643     $370,208     $297,074
                                                     =========    =========    =========

                                                       Basic Net Income per Share
                                                        2001         2000        1999
                                                        ----         ----        ----

Reported Net Income                                     $2.07        $2.28        $1.84

Add Back:  Goodwill Amortization (net of tax)             .39          .32          .25
                                                        ------       ------       ------

Adjusted Net Income per Basic Share                     $2.46        $2.60        $2.09
                                                         =====       ======       ======

                                                      Diluted Net Income per Share
                                                         2001         2000        1999
                                                         ----         ----        ----

Reported Net Income                                     $2.01        $2.23        $1.79

Add Back:  Goodwill Amortization (net of tax)             .36          .31          .24
                                                        -----        -----        -----

Adjusted Net Income per Diluted Share                   $2.37        $2.54        $2.03
                                                        =====        =====        =====

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

(17)  SUBSEQUENT EVENTS

       On March 8, 2002 the Company completed the issuance of 6.9 million shares of the Company's common stock. Proceeds of the common stock issuance, net of related expenses were approximately $467 million. The Company intends to use the proceeds to repay up to $230 million of borrowings incurred by the Company under uncommitted lines of credit and for general corporate purposes, including future acquisitions.

       On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by Danaher at closing. API Heat Transfer, Inc. was part of the Company's acquisition of American Precision Industries, Inc. and was recorded as an asset held for sale as of the time of the acquisition.

       On February 5, 2002, the Company closed the acquisition of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc for approximately $400 million in cash. Videojet Technologies, with approximately $300 million in revenues, is a worldwide leader in the market for non-contact product marking equipment and consumables. Videojet Technologies is being included in the Company's Process/Environmental Controls segment.

       On February 4, 2002, the Company closed the acquisition of Viridor Instrumentation Limited from the Pennon Group plc for approximately $135 million in cash. Viridor, with $75 million in revenues, designs and manufactures analytical instruments for clean water, wastewater, ultrapure water and other fluids and materials. Viridor is being included in the Company's Process/Environmental Controls segment.

       On February 1, 2002, the Company closed the acquisition of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc for approximately $318 million in cash in addition to $7 million of assumed net debt. Gilbarco, with approximately $500 million in revenues, is a global leader in retail automation and environmental products and services. Gilbarco is being included in the Company's Process/Environmental Controls segment.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of
Directors of Danaher Corporation:

       We have audited the accompanying consolidated balance sheets of Danaher Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danaher Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP

Baltimore, Maryland
January 23, 2002
(except with respect to the
matter discussed in Note 17,
as to which the date is
March 8, 2002)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

PART III

ITEMS 10 THROUGH 13.

        The information required under Items 10 through 13 is included in the Registrant's Proxy Statement for its 2002 annual meeting, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a)   Financial Statements and Schedules
       The financial statements are set forth under item 8 of this report on Form 10-K. An index of Exhibits and Schedules is on page 44 of this report. Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

  b)   Reports on Form 8-K filed in the fourth quarter of 2001.

    NONE

                              DANAHER CORPORATION
            INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                        FINANCIAL STATEMENT SCHEDULES

                                                 Page Number in:
                                                 ---------------

                                                    Form 10K
                                                    --------
Schedules:
----------

Report of Independent Public
Accountants on Schedule                                48

II - Valuation and Qualifying Accounts                 49

Exhibits:
---------

(3) Articles of Incorporation and By-Laws

   (a)   The Articles of Incorporation of Danaher                    Incorporated by
                                                                     Reference to Exh 3
                                                                     of 6/26/98 Form 10-Q

   (b)   The By-Laws of Danaher                                      Incorporated by
                                                                     Reference to Exh 3
                                                                     of 6/26/98 Form 10-Q

(10) Material Contracts:

   (a)   Credit Agreement Dated As of September 7,                   Incorporated by
         1990. Among Danaher Corporation, the                        Reference to Exh 10(b)
         Financial Institutions Listed Therein                       of 6/26/98 10-Q
         and Bankers Trust Company as Agent

   (b)   Agreement as of November 1, 1990 between                    Incorporated by
         Danaher Corporation, Easco Hand Tools, Inc.                 Reference to Exh 10(c)
         and Sears, Roebuck and Co.                                  of 6/26/98 Form 10-Q

   (c)   Note Agreement as of November 1, 1992                       Incorporated by
         Between Danaher Corporation and Lenders                     Reference to Exh 10(d)
         Referenced Therein                                          of 6/26/98 Form 10-Q

   (d)   Note Agreement as of April 1, 1993                          Incorporated by
         Between Danaher Corporation and Lenders                     Reference to Exh 10(d)
         Referenced Therein                                          Of 6/26/98 Form 10-Q

   (e)   Danaher Corporation 1998 Stock Option Plan                  Incorporated by
                                                                     Reference to Exh A of
                                                                     Proxy statement dated
                                                                     March 30, 1998

   (f)   Indenture Agreement as of October 28, 1998                  Incorporated by
         Between Danaher Corporation and The First                   Reference to Form S-3
         National Bank of Chicago, as Trustee                        (File 333-63591)

   (g)   Fiscal Agency Agreement as of July 25, 2000                 Incorporated by
         Between Danaher Corporation and Deutsche                    Reference to Exhibit
         Bank AG London                                              10(h) of March 29, 2001
                                                                     Form 10-K

   (h)   Employment Agreement between Danaher                        Incorporated by
         Corporation and H. Lawrence Culp, Jr.                       Reference to Exhibit
         dated as of October 13, 2000.                               10(i) of March 29, 2001
                                                                     Form 10-K

   (i)   Indenture Agreement as of January 22, 2001                  Incorporated by
         Between Danaher Corporation and SunTrust                    Reference to Form S-3
         Bank, as Trustee                                            (File 333-56406)

   (j)   Credit Agreement between Bank of America and                Incorporated by
         Danaher Corporation dated June 28, 2001                     Reference to Exhibit 6.1
                                                                     Of July 19, 2001 Form
                                                                     10-Q

   (k)   Amendment to Employment Agreement between                   Exhibit 10(K)
         Danaher Corporation and H. Lawrence Culp, Jr.
         Dated as of November 19, 2001

(21) Subsidiaries of Registrant                                      Exhibit 21

(23) Consent of Independent Public Accountants                       Exhibit 23

(99) Letter to U.S. Securities and Exchange Commission               Exhibit 99
     concerning Arthur Andersen LLP

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DANAHER CORPORATION

                             By:    /s/ H. LAWRENCE CULP, JR.
                                  ----------------------------
                                    H. Lawrence Culp, Jr.
                                    President and Chief
                                    Executive Officer

Date: March 28, 2002

/s/  H. LAWRENCE CULP, JR.      President and Chief Executive Officer
--------------------------
     H. Lawrence Culp, Jr.

/s/  STEVEN M. RALES            Chairman of the Board
-----------------------
     Steven M. Rales

/s/  MITCHELL P. RALES          Chairman of the Executive Committee
-----------------------
     Mitchell P. Rales

/s/  WALTER G. LOHR, JR.        Director
------------------------
     Walter G. Lohr, Jr.

/s/  DONALD J. EHRLICH          Director
----------------------
     Donald J. Ehrlich

/s/  MORTIMER M. CAPLIN         Director
-----------------------
     Mortimer M. Caplin

/s/  ALAN G. SPOON              Director
------------------
     Alan G. Spoon

/s/  A. EMMET STEPHENSON, JR.   Director
-----------------------------
     A. Emmet Stephenson, Jr.

/s/  PATRICK W. ALLENDER        Executive Vice President-Chief Financial
------------------------
     Patrick W. Allender         Officer and Secretary

/s/  CHRISTOPHER C. MCMAHON     Vice President and Controller
---------------------------
     Christopher C. McMahon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                     ON THE FINANCIAL STATEMENT SCHEDULE

To Danaher Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Danaher Corporation and Subsidiaries included in this registration statement and have issued our report thereon dated January 23, 2002 (except with respect to the matter discussed in Note 17, as to which the date is March 8, 2002). Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the securities and exchange commission's rules and are not a part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

Baltimore, Maryland
January 23, 2002

                     DANAHER CORPORATION AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (000's omitted)

                                    Additions

                                                      Write
                     Balance    Charged               Offs,
Classification          at        to      Charged     Write     Balance
                    Beginning   Costs       to        Downs     at End
                        of        &       other         &         of
                     Period    Expenses   Accounts  Deductions  Period
-------------------------------------------------------------------------------

Year Ended December 31, 2001

Allowances deducted
from asset account:

Allowance for
doubtful accounts:   $37,000   $18,542   $ 3,571(a)  $15,113    $44,000
                     =======   =======   =======     =======    =======

Year Ended December 31, 2000

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts:   $28,000   $11,723   $ 4,302(a)  $ 7,025    $37,000
                     =======   =======   =======     =======    =======

Year Ended December 31, 1999

Allowances deducted
from asset accounts:

Allowance for
doubtful accounts    $24,000   $10,756   $   185(a)  $ 6,941    $28,000
                     =======   =======   =======     =======    =======

Notes:(a) - Amounts related to businesses acquired, net of amounts related to businesses disposed.