Form 10-Q
period 2002-03-29
DANAHER CORP /DE/
filed 2002-04-18
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 [X]                  SECURITIES AND EXCHANGE ACT OF 1934
                      For the Quarter ended March 29, 2002

                                       OR

 [_]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                 For the transition period from ______________ to

                         Commission File Number:               1-8089
                                                 --------------------

                               DANAHER CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


           Delaware                               59-1995548
       ----------------                        -----------------
    (State of incorporation)                   (I.R.S. Employer
                                             Identification number)

 2099 Pennsylvania Avenue, NW
        Washington, D.C.                               20006
 ---------------------------------                   ----------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code: 202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                                             No
                      ---

The number of shares of common stock outstanding at April 12, 2002 was 150,972,430.

                               DANAHER CORPORATION
                               -------------------

                                      INDEX

                                    FORM 10-Q

PART I  -         FINANCIAL INFORMATION                                   Page
------                                                                    ----

     Item 1.      Financial Statements

     Consolidated Condensed Balance Sheets
     at March 29, 2002 and December 31, 2001                               1

     Consolidated Condensed Statements of
     Earnings (Losses) for the three months ended
     March 29, 2002 and March 30, 2001                                     2

     Consolidated Condensed Statements of
     Stockholders' Equity for the three months
     ended March 29, 2002                                                  3

     Consolidated Condensed Statements of
     Cash Flows for the three months ended
     March 29, 2002 and March 30, 2001                                     4

     Notes to Consolidated Condensed
     Financial Statements                                                  5-10

     Item 2.    Management's Discussion and
       Analysis of Financial Condition and
       Results of Operations                                              11-15

PART II - OTHER INFORMATION
-------

     Item 6.    Exhibits and Reports on Form 8-K                          16

                               DANAHER CORPORATION
                               -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                 (000's omitted)

                                                                March 29,       December 31,
                                                                  2002             2001
                                                               -----------      -----------
                                                               (unaudited)        (NOTE 1)
                           ASSETS
                           ------
Current Assets:
  Cash and equivalents                                         $   571,452      $   706,559
  Accounts receivable, net                                         721,209          585,318
  Inventories:
         Finished goods                                            163,913          131,316
         Work in process                                           115,498           95,119
         Raw material and supplies                                 207,665          181,801
                                                               -----------      -----------
                  Total inventories                                487,076          408,236
  Prepaid expenses and other
   current assets                                                  154,131          174,502
                                                               -----------      -----------
                  Total current assets                           1,933,868        1,874,615
                                                               -----------      -----------

Property, plant and equipment, net
  of accumulated depreciation of
  767,000 and 731,000 respectively                                 600,708          533,572
Other assets                                                        73,547          119,639
Excess of cost over net assets of
  acquired companies, net                                        2,825,389        2,292,657
                                                               -----------      -----------
                  Total assets                                 $ 5,433,512      $ 4,820,483
                                                               ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities:
  Notes payable and current
    portion of long-term debt                                  $    81,249      $    72,356
  Accounts payable                                                 303,252          235,501
  Accrued expenses                                                 857,730          709,437
                                                               -----------      -----------
                  Total current liabilities                      1,242,231        1,017,294
                                                               -----------      -----------
Other liabilities                                                  469,838          455,270
Long-term debt                                                   1,103,844        1,119,333
Stockholders' equity:
  Common stock - $.01 par value                                      1,650            1,573
  Additional paid-in capital                                       856,894          375,279
  Retained earnings                                              1,827,436        1,921,470
  Accumulated other comprehensive
    income                                                         (68,381)         (69,736)
                                                               -----------      -----------
         Total stockholders' equity                              2,617,599        2,228,586
                                                               -----------      -----------
                  Total liabilities and
                  stockholders' equity                         $ 5,433,512      $ 4,820,483
                                                               ===========      ===========

           See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                               -------------------
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSSES)
             ------------------------------------------------------
                    (000's omitted except per share amounts)
                                   (unaudited)

                                                    Three Months Ended
                                                  March 29,      March 30,
                                                    2002           2001
                                                    ----           ----
Net sales                                        $ 1,004,207   $ 1,005,283
Cost of sales                                        628,184       628,398
Selling, general and
   administrative expenses                           236,053       223,862
Goodwill and other amortization                        2,749        14,605
                                                 -----------   -----------

         Total operating expenses                    866,986       866,865
                                                 -----------   -----------
Operating profit                                     137,221       138,418
Interest expense, net                                 10,908         6,296
                                                 -----------   -----------
Earnings before income taxes and
   effect of accounting change                       126,313       132,122
Income taxes                                          43,578        49,545
                                                 -----------   -----------

Net earnings, before effect of
         accounting change                            82,735        82,577
                                                 -----------   -----------

Effect of accounting change, net of tax             (173,750)           --
                                                 -----------   -----------

Net earnings (loss)                              $   (91,015)  $    82,577
                                                 ===========   ===========

Per-share amounts before accounting change

   Basic earnings per share                      $       .57   $       .58
                                                 ===========   ===========

   Weighted average shares outstanding- Basic        145,173       142,874
                                                 ===========   ===========

   Diluted earnings per share                    $       .55   $       .56
                                                 ===========   ===========

   Weighted average shares outstanding- Diluted      153,942       150,466
                                                 ===========   ===========

Per-share amounts after accounting change

   Basic earnings (loss) per share               $      (.63)  $       .58
                                                 ===========   ===========

   Diluted earnings (loss) per share             $      (.58)  $       .56
                                                 ===========   ===========

Per-share effect of accounting change- Basic     $     (1.20)           --
                                                 ===========   ===========

Per-share effect of accounting change- Diluted   $     (1.13)           --
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

                                                                                         Accumulated
                                                             Additional                     Other
                                   Common       Stock         Paid-In       Retained    Comprehensive  Comprehensive
                                   Shares      Amount         Capital       Earnings        Income      Income (Loss)
                                -------------------------------------------------------------------------------------
Balance, December 31, 2001       157,327    $     1,573    $   375,279   $ 1,921,470    $   (69,736)

 Net loss for the period                                                     (91,015)                      (91,015)
 Dividends declared                   --             --             --        (3,019)            --             --
 Sale of common stock              6,900             69        467,303
 Common stock issued for
   options exercised                 735              8         14,312            --             --             --
 Increase from translation
   of foreign
   financial statements               --             --             --            --          1,355          1,355
                                --------    -----------    -----------   -----------    -----------    -----------

Balance, March 29, 2002          164,962    $     1,650    $   856,894   $ 1,827,436    $   (68,381)   $   (89,660)
                                ========    ===========    ===========   ===========    ===========    ===========

See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (000's omitted)
                                   (unaudited)

                                                                  Three Months Ended
                                                               March 29,      March 30,
                                                                 2002            2001
                                                               ---------      ---------
Cash flows from operating activities:
     Net earnings (loss)                                       $ (91,015)     $  82,577
     Effect of change in accounting principle                    173,750             --
                                                               ---------      ---------

     Net earnings, before effect of accounting change             82,735         82,577
     Noncash items, depreciation and
       amortization                                               32,777         43,632
     Change in accounts receivable                                53,234         39,127
     Change in inventories                                        19,398        (11,953)
     Change in accounts payable                                   12,720         (9,525)
     Change in other assets and liabilities                       62,383         29,836
                                                               ---------      ---------
          Total operating cash flows                             263,247        173,694
                                                               ---------      ---------

Cash flows from investing activities:
     Payments for additions to property,
        plant, and equipment, net                                (10,014)       (21,104)
     Cash paid for acquisitions, net                            (815,741)       (75,980)
                                                               ---------      ---------
     Net cash generated in investing activities                 (825,755)       (97,084)
                                                               ---------      ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                      481,692         13,115
     Dividends paid                                               (3,019)        (2,850)
     Proceeds (repayment) of debt, net                           (49,027)       406,342
                                                               ---------      ---------
     Net cash generated in financing activities                  429,646        416,607
                                                               ---------      ---------

Effect of exchange rate changes on cash                           (2,245)          (911)
                                                               ---------      ---------
Net change in cash and equivalents                              (135,107)       492,306

Beginning balance of cash equivalents                            706,559        176,924
                                                               ---------      ---------
Ending balance of cash equivalents                             $ 571,452      $ 669,230
                                                               =========      =========

Supplemental disclosures:
     Cash interest payments                                    $   1,760      $   1,569
                                                               =========      =========
     Cash income tax payments                                  $  10,578      $  11,360
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

NOTE 1.  GENERAL
         -------

     The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

     In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 29, 2002 and December 31, 2001, its results of operations for the three months ended March 29, 2002, and March 30, 2001, and its cash flows for the three months ended March 29, 2002 and March 30, 2001.

     Total comprehensive income (loss) was ($89.7 million) and $83.5 million for the 2002 and 2001 first quarters, respectively.

     Total comprehensive income (loss) for all periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2.  SEGMENT INFORMATION
         -------------------

     Segment information is presented consistently with the basis described in the 2001 Annual Report. There has been no material change in total assets or liabilities by segment, except for 2002 acquisitions and divestitures (See Note
4) and the effect of the change in accounting principle (See Note 6). Segment results for the 2002 and 2001 first quarters are shown below:

                                       Sales             Operating Profit
                                 ------------------      ----------------
                                   2002       2001         2002      2001
                                   ----       ----         ----      ----
Process/Environmental Controls $  734,229 $  724,170     $107,444  $115,770
Tools and Components              269,978    281,113       34,780    28,078
Other                                   -          -       (5,003)   (5,430)
                               ---------- ----------     --------  --------
                               $1,004,207 $1,005,283     $137,221  $138,418
                               ========== ==========     ========  ========


NOTE 3.  EARNINGS (LOSS) PER SHARE

     Basic EPS is calculated by dividing earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share before the effect of accounting change of common stock is summarized as follows:

                                Earnings Before Effect
                                of Accounting Change    Shares      Per Share
                                   (Numerator)       (Denominator)    Amount
                                  ------------------------------------------
For the Three Months Ended
March 29, 2002
  Basic EPS:                       $  82,735            145,173        $.57
  Adjustment for interest
   on convertible debentures:          1,958                  -
  Incremental shares from
   assumed exercise of
   dilutive options:                       -              2,739
  Incremental shares from
   assumed conversion of the
   convertible debenture:                  -              6,030
                                   ----------------------------

  Diluted EPS:                     $  84,693            153,942        $.55
                                   =========            =======        ====

                                     Net Earnings       Shares       Per Share
                                     (Numerator)     (Denominator)    Amount
                                    ------------------------------------------

For the Three Months Ended
March 30, 2001
  Basic EPS:                       $  82,577            142,874        $.58
  Adjustment for interest on
   convertible debentures              1,677                  -

  Incremental shares from
   assumed exercise of
   dilutive options:                     -             3,282
  Incremental shares from
   assumed conversion of the
   convertible debenture                 -             4,310
                                ----------------------------

  Diluted EPS:                  $   84,254           150,466         $.56
                                ==========          ========         ====


NOTE 4.  ACQUISITIONS AND DIVESTITURES
         -----------------------------

     On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by Danaher at closing. API Heat Transfer, Inc. was part of the Company's acquisition of American Precision Industries, Inc. and was recorded as an asset held for sale as of the time of the acquisition. No gain or loss was recognized at the time of sale.

     On February 5, 2002, the Company closed the acquisition of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc for approximately $400 million. Videojet Technologies, with approximately $300 million in revenues, is a worldwide leader in the market for non-contact product marking equipment and consumables. Videojet Technologies is being included in the Company's Process/Environmental Controls segment. The fair value of the assets acquired was approximately $468.3 million, and approximately $79.3 million of liabilities were assumed and accrued. Based on the preliminary allocation of purchase price, Videojet Technologies fair value of assets acquired includes approximately $13 million of intangible assets with an average life of 5 to 8 years, primarily patents and proprietary technologies, and $34 million of trade names, with the remainder of the intangible assets allocated to goodwill.

     On February 4, 2002, the Company closed the acquisition of Viridor Instrumentation Limited from the Pennon Group plc for approximately $135 million in cash. Viridor, with $75 million in revenues, designs and manufactures analytical instruments for clean water, wastewater, ultrapure water and other fluids and materials. Viridor is being included in the Company's Process/Environmental Controls segment. The fair value of the assets acquired was approximately $152.2 million, and approximately $17.3 million of liabilities were assumed and accrued. Based on the preliminary allocation of purchase price, Viridor's fair value of assets acquired includes approximately $5 million of intangible assets with an average life of 5 years, primarily software and technology, and $12 million of trade names, with the remainder of intangible assets allocated to goodwill.

     On February 1, 2002, the Company closed the acquisition of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc for approximately $318 million in cash in addition to $7 million of assumed net debt. Gilbarco, with approximately $500 million in revenues, is a global leader in retail automation and environmental products and services. Gilbarco is being included in the Company's Process/ Environmental Controls segment. The fair value of the assets acquired was approximately $465.3 million, and approximately $140.3 million of liabilities were assumed and accrued. Based on the preliminary allocation of purchase price, Gilbarco's fair value of assets acquired included approximately $6.5 million of intangible assets with an average life of 5 years, primarily patents and software, and $21 million of trade names with the remainder of intangible assets allocated to goodwill.

     In addition, the Company acquired two small companies, additions to the Process/Environmental Controls segment, for total consideration of $29.9 million. The fair value of the two smaller acquired companies was approximately $39.6 million, and approximately $9.7 million of liabilities were assumed and accrued.

     On January 2, 2001, the Company acquired United Power Corporation. The consideration was approximately $108 million. The fair value of the assets acquired was approximately $117 million, and approximately $9 million of liabilities were assumed. The transaction was accounted for as a purchase.

NOTE 5.   RESTRUCTURING CHARGE
          --------------------

     In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality, and industrial controls businesses due to deteriorating financial performance, and higher cost excess facility capacity. Severance costs for the termination of approximately 1,100 employees approximates $49 million. Approximately $16 million of the charge was to write-off assets associated with the closure of 16 facilities in North America and Europe. The remainder of the charge of $5 million was for other exit costs including lease termination costs. The majority of the cash expenditures and cost savings related to the restructuring are expected to be spent and realized in 2002. As of March 29, 2002, Danaher has spent $15.0 million ($11.7 million in the first quarter of 2002) in cash and written down approximately $16 million in assets.

NOTE 6.   NEW ACCOUNTING STANDARDS
          ------------------------

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. The Company adopted the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $62 million per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, the Company has recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002. The evaluation of reporting units on a fair value basis, adjusted for what the balance of goodwill would have been if purchase accounting were applied at the date of impairment, as required from the implementation of SFAS No. 142, indicates that an impairment exists at the Company's power quality business unit. Based upon the evaluation, impairment is approximately $200.0 million ($173.8 million after tax), approximately 8.7% of intangible assets recorded as of December 31, 2001. In accordance with SFAS No. 142, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. Under SFAS No. 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

     The following table provides the comparable effects of adoptions of SFAS No. 142 for the quarters ended March 29, 2002 and 2001.

                                                     March 29     March 30
(in thousands, except per share data)                  2002         2001
                                                    -----------------------
Reported net income, before change in
         accounting principle                       $   82,735   $   82,577
Add back:  goodwill amortization
         (net of tax)                                       --       12,490
                                                    ----------   ----------
Adjusted net income                                 $   82,735   $   95,067
                                                    ==========   ==========

Basic Net Income Per Share, Before Change
    In Accounting Principle

Reported net income, before change
   in accounting principle                          $      .57   $      .58
Add back:  goodwill amortization
         (net of tax)                                       --          .09
                                                    ----------   ----------
Adjusted net income per basic share                 $      .57   $      .67
                                                    ==========   ==========

Diluted Net Income Per Share

Reported net income, before change
   in accounting principle                          $      .55   $      .56
Add back:  goodwill amortization
         (net of tax)                                       --          .08
                                                    ----------   ----------
Adjusted net income per diluted share               $      .55   $      .64
                                                    ==========   ==========

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have material impact on its financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS has not had a material impact on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  ------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

Results of Operations
---------------------

Process/Environmental Controls

     Sales in the first quarter of 2002 of $734.2 million were 1.4% higher than the 2001 first quarter. The acquisition in February 2002 of Gilbarco, Videojet Technologies and Viridor as well as the impact of several smaller 2001 acquisitions provided a 21% increase from the 2001 first quarter. The remainder of the sales change was generated by a decrease in unit volume of 19% and a 1% negative currency translation impact. Overall segment prices remained relatively flat for the 2002 first quarter compared to the 2001 first quarter.

     Core volume for the environmental and water quality businesses, 30% of segment revenue, was flat in the quarter because of general economic weakness in European markets. Core volume for the motion control businesses, representing approximately 20% of segment revenues, decreased approximately 25% from 2001 levels, driven by recession-related weakness, reported in end markets is particularly semiconductor and electronic assembly. The electronic test businesses, with 18% of segment revenues, reported core volume declines at high single digit rates, with the rate of decline somewhat higher at Fluke Networks, particularly for cable and media test products. Power quality revenues declined 53% in the 2002 first quarter, primarily due to significant declines in data center and web hosting end-user demand.

     Operating profit margins for the segment decreased from 16.0% to 14.6%. Approximately 1.5% of this decline resulted from the dilutive impact of lower operating margins of the new businesses acquired during 2001 and 2002. Additionally, margin declines from lower core volumes were largely offset by the cessation of goodwill amortization as of January 1, 2002.

Tools and Components

     Sales in the first quarter of 2002 of $270 million declined 4.0% from the 2001 first quarter. Continued declines in the Delta Industries product lines, drill chuck lines, and the Joslyn hardware and electrical apparatus product lines caused the majority of the total segment sales decline. Hand Tool Group revenues, 63% of segment revenue, were flat from 2001 to 2002. Price and currency impacts were negligible for this segment. Operating profit margins increased from 10.0% to 12.9%. The unfavorable impact of lower production volumes was more than offset by aggressive cost reduction actions taken across all business units, and the cessation of goodwill amortization as of January 1, 2002.

Gross Profit

     Gross profit margin for the first quarter of 2002, as a percentage of sales, was 37.4%, consistent with 2001 levels. Lower fixed cost absorption from lower core sales volumes was offset by cost reduction programs implemented across both business segments.

Operating Expenses

     Selling, general and administrative expenses for the 2002 first quarter were 5% higher than in 2001. Acquisitions completed since the first quarter of last year added approximately $50 million to first quarter spending levels, while existing businesses accounted for a 15% decline, as a result of cost reduction measures. As a percentage of sales, these costs were 23.5% and 22.3% in 2002 and 2001, respectively, reflecting the higher relative spending levels of recently acquired businesses.

Interest Expense

     Interest expense of $10.9 million in 2002 was $4.6 million higher than the corresponding 2001 period. Average net debt levels (total debt less cash) were significantly higher in 2002, reflecting borrowings undertaken to finance acquisitions, and lower interest income rates on invested cash balances in 2002.

Income Taxes

     The 2002 effective tax rate of 34.5% is 3.0% lower than the 2001 effective rate, mainly due to the effect of adopting SFAS No. 142 and its resulting non-amortization of goodwill and also to a higher proportion of foreign earnings in 2002 compared to 2001.

Liquidity and Capital Resources
-------------------------------

     The 2002 first quarter operating cash flow grew 52% from 2001 levels. Year-over-year core revenue declines contributed to decreases in accounts receivable, and improved turnover in all other working capital components also contributed to this increase. Net capital spending decreased $11.1 million from the 2001 first quarter.

     In January 2002, the Company entered into two interest rate swap agreements for the term of the notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of the notes will be the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company accounts for these swap agreements as fair value hedges. Since these instruments qualify as "effective" or "perfect" hedges, they will have no impact on net income or stockholders' equity.

     On March 8, 2002, the Company completed the issuance of 6.9 million shares of the Company's common stock. Proceeds of the common stock issuance, net of the related expenses were approximately $467 million. The Company intends to use and has used the proceeds to repay approximately $230 million of short-term borrowings incurred in the 2002 first quarter by the Company under uncommitted lines of credit and intends to use the remainder for general corporate purposes, including future acquisitions.

     Total debt under the Company's borrowing facilities decreased to $1,185 million at March 29, 2002, compared to $1,192 million at December 31, 2001. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was and will be used to pay down debt, and the balance was used for general corporate purposes, including acquisitions. The LYONS are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375%. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company's option, on January 22, 2004 or on January 22, 2011.

     Net cash paid for acquisitions was $816 million for the 2002 first quarter. On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by Danaher at closing. On February 5, 2002, the Company acquired Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc for approximately $400 million. On February 4, 2002, the Company acquired Viridor Instrumentation Limited from the Pennon Group plc for approximately $135 million. On February 1, 2002, the Company acquired Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc for approximately $318 million in cash in addition to $7 million of assumed net debt. In addition, the Company acquired two small companies for a total cash consideration of approximately $30 million.

     On January 2, 2001, the Company acquired United Power Corporation for approximately $108 million in cash. The Company also disposed of two small product lines during the quarter, yielding cash proceeds of approximately $32 million. There was no material gain or loss recognized on the sale of these product lines.

     The Company declared a regular quarterly dividend of $0.02 per share payable on April 30, 2002, to holders of record on March 29, 2002.

     Operating cash flow is an important source of liquidity for the Company. The Company attempts to maximize the cash flow from our operating businesses and attempts to keep the working capital employed in the business to the minimum level required for efficient operations. A decrease in demand for the Company's products would reduce the availability of funds generated from operations.

     The cash and cash equivalents of $571.5 million on the March 29, 2002 balance sheet were invested in highly liquid investment grade short term instruments. Interest income of $2.0 million and $5.3 million was recognized in the 2002 and 2001 first quarters. The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.

Accounting Policies
-------------------

     The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the 2001 Consolidated Financial Statements.

Accounts receivables - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory - The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Acquired intangibles - The Company's business acquisitions typically result in goodwill and other intangible assets, which effect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements.

Long-lived assets - The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows.

Purchase accounting - In connection with its acquisitions, management assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs related to these acquisitions, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

NEW ACCOUNTING STANDARDS - SEE NOTE 6 OF ITEM 1
-----------------------------------------------

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (a)  Reports on Form 8-K:
                   (1) The Company filed a Current Report on Form 8-K dated January 24, 2002 reporting on its fourth quarter and 2001 results.
                   (2) The Company filed a Current Report on Form 8-K dated March 11, 2002 reporting on its first quarter 2002 common stock offering

              (b)  Exhibits: NONE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DANAHER CORPORATION:


Date:  April 17, 2002               By:  /s/ Patrick W. Allender
       --------------                    -----------------------
                                         Patrick W. Allender
                                         Chief Financial Officer

Date:  April 17, 2002               By:  /s/ Christopher C. McMahon
       --------------                    --------------------------
                                         Christopher C. McMahon
                                         Controller