Form 10-Q
period 2002-06-28
DANAHER CORP /DE/
filed 2002-07-18
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
    For the Quarter ended June 28, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number: 1-8089

                               DANAHER CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                    59-1995548
 ----------------------                       ----------------------
(State of incorporation)                         (I.R.S. Employer
                                              Identification number)

      2099 Pennsylvania Ave., N.W.
            Washington, D.C.                          20006
----------------------------------------         ---------------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code: 202-828-0850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X            No

The number of shares of common stock outstanding at July 15, 2002 was 151,215,745.

                               DANAHER CORPORATION

                                      INDEX

                                    FORM 10-Q

PART I  - FINANCIAL INFORMATION                                  Page

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at June 28, 2002 and December 31, 2001                1

             Consolidated Condensed Statements of
             Earnings for the three months and
             six months ended June 28, 2002 and
             June 29, 2001                                         2

             Consolidated Condensed Statements of
             Stockholders' Equity for the six
             months ended June 28, 2002                            3

             Consolidated Condensed Statements of
             Cash Flow for the six months ended
             June 28, 2002 and June 29, 2001                       4

             Notes to Consolidated Condensed
             Financial Statements                                 5-12

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                           13-20

   Item 3.   Quantitative and Qualitative Disclosures             20
             About Market Risk

PART II - OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds            20

   Item 4.   Submission of Matters to a Vote of                   21
             Security Holders

   Item 6.   Exhibits and Reports on Form 8K                      21

                               DANAHER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000's omitted)




                                                  June 28,               December 31,
                                                   2002                     2001
                                                   ----                     ----
                                                (unaudited)               (Note 1)



                  ASSETS
                  ------
Current Assets:

 Cash and cash equivalents                     $  705,075               $  706,559
 Accounts receivable, net                         746,405                  585,318
 Inventories:
   Finished goods                                 157,849                  131,316
   Work in process                                112,277                   95,119
   Raw material and supplies                      206,783                  181,801
                                               ----------               ----------
        Total inventories                         476,909                  408,236
 Prepaid expenses and other
   current assets                                 202,594                  174,502
                                               ----------               ----------
        Total current assets                    2,130,983                1,874,615
Property, plant and equipment, net
   of accumulated depreciation of
   $782,000 and $731,000,
   respectively                                   572,555                  533,572
Other assets                                       71,291                  119,639
Excess of cost over net assets of
    acquired companies, net                     2,869,972                2,292,657
                                               ----------               ----------
          Total assets                         $5,644,801               $4,820,483
                                               ==========               ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current Liabilities:
 Notes payable and current
   portion of long-term debt                   $  108,832               $   72,356
 Accounts payable                                 328,117                  235,501
 Accrued expenses                                 881,357                  709,437
                                               ----------               ----------
   Total current liabilities                    1,318,306                1,017,294
Other liabilities                                 476,056                  455,270
Long-term debt                                  1,112,649                1,119,333
Stockholders' equity:
  Common stock-$.01 par value                       1,652                    1,573
  Additional paid-in capital                      863,024                  375,279
  Retained earnings                             1,928,077                1,921,470
  Accumulated other comprehensive
    income                                        (54,963)                 (69,736)
                                               ----------               ----------
Total stockholders' equity                      2,737,790                2,228,586
                                               ----------               ----------
  Total liabilities and
   stockholders' equity                        $5,644,801               $4,820,483
                                               ==========               ==========


See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000's omitted except per share amounts)
                                   (unaudited)



                                 Quarter Ended              Six Months Ended
                               June 28,    June 29,        June 28,   June 29,
                                2002         2001           2002        2001
                                ----         ----           ----        ----
Net sales                     $1,146,326   $ 956,641     $2,150,533   $1,961,924
Operating costs and expenses:
  Cost of sales                  701,908     581,300      1,330,092    1,209,698
  Selling, general and
   administrative expenses       273,576     203,347        509,629      427,209
  Goodwill and other
   amortization                    1,267      15,381         _4,016       29,986
                               ---------   ---------     ----------   ----------
Total operating expenses         976,751     800,028      1,843,737    1,666,893
                               ---------   ---------     ----------   ----------
Operating profit                 169,575     156,613        306,796      295,031
Interest expense, net             11,308       5,845         22,216       12,141
                               ---------   ---------     ----------   ----------
Earnings before income taxes
  and effect of accounting
  change                         158,267     150,768        284,580      282,890
Income taxes                      54,602      56,538         98,180      106,083
                               ---------   ---------     ----------   ----------
Net earnings, before effect
  of accounting change           103,665      94,230        186,400      176,807

Effect of accounting change,
  net of tax, adoption of SFAS
  No. 142                            --          --        (173,750)         --
                               ---------   ---------     ----------   ----------
Net earnings                  $  103,665   $  94,230     $   12,650   $  176,807
                              ==========   =========     ==========   ==========
Per share amounts before
  accounting change

  Basic earnings per share         $ .69       $ .65          $1.26        $1.23
                              ==========   =========     ==========   ==========
  Weighted average shares
    outstanding - Basic          151,274     144,016        148,223      143,445
                              ==========   =========     ==========   ==========
  Diluted earnings per share       $ .66       $ .63          $1.21        $1.19
                              ==========   =========     ==========   ==========
  Weighted average shares
    outstanding - Diluted        160,045     152,642        156,994      151,554
                              ==========   =========     ==========   ==========
Per share amounts after
  accounting change

  Basic earnings per share         $ .69       $ .65          $ .09        $1.23
  Diluted earnings per share       $ .66       $ .63          $ .11        $1.19

Per share effect of accounting
  change - Basic                     --         --            $1.17          --
Per share effect of accounting
  change - Diluted                   --         --            $1.10          --




See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (000's omitted)
                                   (unaudited)


                                                                                   Accumulated
                                                        Additional                    Other
                                   Common      Stock      Paid-In     Retained    Comprehensive   Comprehensive
                                   Shares     Amount      Capital     Earnings       Income          Income
                                -------------------------------------------------------------------------------

Balance, December 31, 2001         157,327    $1,573     $375,279    $1,921,470     $(69,736)          --

 Net earnings for the period          --        --          --           12,650         --          $12,650
 Dividends declared                   --        --          --           (6,043)        --             --
 Sale of common stock                6,900        69      466,936
 Common stock issued for
   options exercised                   992        10       20,809         --            --             --
 Increase (decrease)from
   translation of foreign
   financial statements               --        --          --            --          14,773         14,773
                                   -------    ------     --------    ----------     ---------      --------

Balance, June 28, 2002             165,219    $1,652     $863,024    $1,928,077     $(54,963)      $ 27,423
                                   =======    ======     ========    ==========     =========      ========




See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (000's omitted)
                                   (unaudited)



                                                 Six Months Ended
                                              June 28,       June 29,
                                                2002           2001
                                                ----           ----

Cash flows from operating activities:

 Net earnings from operations                $  12,650     $ 176,807
 Effect of change in accounting
  principle                                    173,750          --
                                             ---------     ---------
                                               186,400       176,807
 Noncash items, depreciation

  and amortization                              65,684        86,117
  Change in accounts receivable                 32,916        52,015
  Change in inventories                         42,985        10,915
  Change in accounts payable                    29,292        (6,365)
  Change in other assets and liabilities        36,169        (8,236)
                                             ---------     ---------
    Total operating cash flows                 393,446       311,253
                                             ---------     ---------

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment, net                   (16,506)      (39,418)
 Cash paid for acquisitions, net              (827,282)     (193,578)
                                             ---------     ---------
  Net cash used in investing activities       (843,788)     (232,996)
                                             ---------     ---------
 Cash flows from financing activities:

 Proceeds from issuance of common stock        487,824        23,449
 Proceeds from (repayments of) debt, net       (45,084)      403,072
 Payment of dividends                           (6,043)       (5,700)
                                             ---------     ---------
  Net cash provided by financing
    activities                                 436,697       420,821
                                             ---------     ---------

Effect of exchange rate changes on cash         12,161          (692)
                                             ---------     ---------
Net change in cash and cash equivalents         (1,484)      498,386
Beginning balance of cash and cash
  equivalents                                  706,559       176,924
                                             ---------     ---------
Ending balance of cash and cash
  equivalents                                $ 705,075     $ 675,310
                                             =========     =========
Supplemental disclosures:
 Cash interest payments                      $  13,514     $  13,014
                                             =========     =========
 Cash income tax payments                    $   7,868     $  15,992
                                             =========     =========



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

                  In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 28, 2002 and December 31, 2001, its results of operations for the three months and six months ended June 28, 2002 and June 29, 2001, and its cash flows for the six months ended June 28, 2002 and June 29, 2001.

                  Total comprehensive income was as follows:

                                2002          2001
                               ------        ------
                                    (millions)

         Quarter               $117.1        $ 76.0
         Six Months            $ 27.4        $159.5

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2.  SEGMENT INFORMATION

                  Segment information is presented consistently with the basis described in the 2001 Annual Report. There has been no material change in total assets or liabilities by segment, except for 2002 acquisitions and divestitures (see Note 4) and the write down of $200 million of goodwill taken in the first quarter of 2002 related to the Company's power quality business units, as more fully explained in Note 6. Segment results for 2002 and 2001 are shown below:


                                      Sales-Quarter          Sales-Six Months
                                     2002       2001         2002         2001
                                     ----       ----         ----         ----

Process/Environmental Controls   $  843,527   $666,948   $1,577,756   $1,391,118
Tool and Components                 302,799    289,693      572,777      570,806
                                 ----------   --------   ----------   ----------
                                 $1,146,326   $956,641   $2,150,533   $1,961,924
                                 ==========   ========   ==========   ==========


                                   Op Profit-Quarter       Op Profit-Six Months
                                    2002       2001           2002       2001
                                    ----       ----           ----       ----
Process/Environmental Controls     $130,228   $117,356     $237,672     $233,126
Tool and Components                  45,453     43,342       80,233       71,420
Other                                (6,106)    (4,085)     (11,109)      (9,515)
                                   --------   --------     --------     --------
                                   $169,575   $156,613     $306,796     $295,031
                                   ========   ========     ========     ========




NOTE 3.   EARNINGS PER SHARE

                  Basic EPS is calculated by dividing earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock before the effect of the Company's first quarter goodwill write down is summarized as follows:



                                     Earnings
                                 Before Effect of
                                Accounting Change       Shares       Per Share
                                   (Numerator)       (Denominator)     Amount
                                ----------------------------------------------


For the Three Months Ended
June 28, 2002

  Basic EPS:                           $103,665        151,274         $.69
  Adjustment for interest
   on convertible debentures:             1,969           -
  Incremental shares from
   assumed exercise of

   dilutive options:                         -           2,740
  Incremental shares from
   assumed conversion of the

   convertible debenture:                    -           6,031
                                    --------------------------

  Diluted EPS:                         $105,634        160,045         $.66
                                       ========        =======         ====

                                 Net Earnings         Shares       Per Share
                                 (Numerator)      (Denominator)     Amount
                                 ------------     -------------    ---------
For the Three Months Ended
June 29, 2001
  Basic EPS:                       $ 94,230          144,016          $.65
  Adjustment for interest
   on convertible debentures          1,691
  Incremental shares from
   assumed exercise of
   dilutive options:                     -             2,595
  Incremental shares from
   assumed conversion of
   of convertible debentures             -             6,031
                                   -------------------------

  Diluted EPS:                     $ 95,921          152,642          $.63
                                   ========          =======          ====

                                   Earnings
                               Before Effect of
                               Accounting Change      Shares       Per Share
                                 (Numerator)      (Denominator)     Amount
                               -----------------  -------------    ---------
For the Six Months Ended
June 28, 2002
  Basic EPS:                       $186,400          148,223        $1.26
  Adjustment for interest
   on convertible debentures:         3,927               -
  Incremental shares from
   assumed exercise of
   dilutive options:                     -             2,740
  Incremental shares from
   assumed conversion of the
   convertible debenture:                -             6,031
                                   -------------------------

  Diluted EPS:                     $190,327          156,994        $1.21
                                   ========          =======        =====


                                    Net Earnings      Shares      Per Share
                                     (Numerator)   (Denominator)    Amount
                                     -----------   -------------    ------

For the Six Months Ended
June 29, 2001
  Basic EPS:                          $176,807        143,445        $1.23
  Adjustment for interest
   on convertible debentures             3,368
  Incremental shares from
   assumed exercise of
   dilutive options:                        -           2,938
  Incremental shares from
   assumed conversion of the
   convertible debentures                   -           5,171
                                      -----------------------
  Diluted EPS:                        $180,175        151,554        $1.19
                                      ========        =======        =====


NOTE 4. ACQUISITIONS AND DIVESTITURES

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

     On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by Danaher at closing and subsequent to closing. API Heat Transfer, Inc. was part of the Company's acquisition of American Precision Industries, Inc. and was recorded as an asset held for sale as of the time of the acquisition. No gain or loss was recognized at the time of sale.

     On February 5, 2002, the Company closed the acquisition of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc for approximately $400 million. Videojet Technologies, with approximately $300 million in revenues, is a worldwide leader in the market for non-contact product marking equipment and consumables for the product identification market. Videojet Technologies has been included in the Company's Process/Environmental Controls segment. The fair value of the assets acquired was approximately $471.8 million, and approximately $82.9 million of liabilities were assumed and accrued.

Based on the preliminary allocation of purchase price, Videojet
Technologies fair value of assets acquired includes approximately $13.6 million of intangible assets with an average life of 8 years, primarily patents and proprietary technologies, and $37 million of trade names, with the remainder of the intangible assets allocated to goodwill.

     On February 4, 2002, the Company closed the acquisition of Viridor Instrumentation Limited from the Pennon Group plc for approximately $135 million in cash. Viridor, with $75 million in revenues, designs and manufactures analytical instruments for clean water, wastewater, ultrapure water and other fluids and materials. Viridor has been included in the Company's Process/Environmental Controls segment. The fair value of the assets acquired was approximately $153.7 million, and approximately $18.9 million of liabilities were assumed and accrued. Based on the preliminary allocation of purchase price, Viridor's fair value of assets acquired includes approximately $1.4 million of patents and technology, and $6.0 million of trade names, with the remainder of intangible assets allocated to goodwill.

     On February 1, 2002, the Company closed the acquisition of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc for approximately $318 million in cash in addition to $7 million of assumed net debt. Gilbarco, with approximately $500 million in revenues, is a global leader in retail automation and environmental products and services. Gilbarco has been included in the Company's Process/ Environmental Controls segment. The fair value of the assets acquired was approximately $444.0 million, and approximately $125.9 million of liabilities were assumed and accrued. Based on the preliminary allocation of purchase price, Gilbarco's fair value of assets acquired included approximately $4.8 million of intangible assets with an average life of 4 years, primarily patents and software, and $26 million of trade names with the remainder of intangible assets allocated to goodwill.

     In addition, during the first six months of 2002, the Company acquired three smaller companies, additions to the Process/Environmental Controls segment, for total consideration of $35.8 million. The fair value of the three smaller acquired companies was approximately $51.2 million, and approximately $15.4 million of liabilities were assumed and accrued.

     On January 2, 2001, the Company acquired United Power Corporation. The consideration was approximately $108 million. The fair value of the assets acquired was approximately $117 million, and approximately $9 million of liabilities were assumed. The transaction was accounted for as a purchase.

NOTE 5. RESTRUCTURING CHARGE

     In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its power quality, industrial controls, and drill chuck businesses, due to dramatic changes in end user demand within power quality, as well as opportunities to exit high cost and/or low capacity utilization facilities. Severance costs for the termination of approximately 1,100 employees approximates $49 million. Approximately $16 million of the charge was to write-off assets associated with the closure of 16 facilities in North America and Europe. The remainder of the charge of $5 million was for other exit costs including lease termination costs. The majority of the cash expenditures and cost savings related to the restructuring are expected to be spent and realized in 2002. As of June 28, 2002, the Company had cumulatively spent $25.4 million ($10.4 million in the second quarter of 2002) in cash and written down approximately $16 million in assets in connection with the charge. By the end of the second quarter, nine of the sixteen facilities had been closed.

NOTE 6. NEW ACCOUNTING STANDARDS

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $62 million (pre-tax) per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, the Company has recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002. The evaluation of reporting units on a fair value basis, adjusted for what the balance of goodwill would have been if purchase accounting were applied at the date of impairment, as required from the implementation of SFAS No. 142, indicates that an impairment exists at the Company's power quality business unit. Based upon the evaluation, impairment is approximately $200.0 million ($173.8 million after tax), approximately 8.7% of intangible assets recorded as of December 31, 2001. In accordance with SFAS No. 142, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. Under SFAS No. 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

     The following table provides the comparable effects of adoptions of SFAS No. 142 for the quarters and six months ended June 28, 2002 and June 29, 2001.

                                         Quarter Ended      Six Months Ended
                                       June 28   June 29    June 28    June 29
(in thousands, except per share data)   2002       2001       2002       2001
                                      ---------  --------    -------   -------

Reported net income, before change
   in accounting principle            $ 103,665  $  94,230  $ 186,400  $ 176,807
Add back:  goodwill amortization
(net of tax)                              --        13,174       --       25,664
                                      ---------  ---------  ---------  ---------
Adjusted net income                   $ 103,665  $ 107,404  $ 186,400  $ 202,471
                                      =========  =========  =========  =========
Basic Net Income Per Share, Before
    Change in Accounting Principle

Reported net income, before change
in accounting principle               $     .69  $     .65  $    1.26  $    1.23
Add back:  goodwill amortization
(net of tax)                              --           .10       --          .18
                                      ---------  ---------  ---------  ---------
Adjusted net income per basic share   $     .69  $     .75  $    1.26  $    1.41
                                      =========  =========  =========  =========
Diluted Net Income Per Share, Before
    Change in Accounting Principle

Reported net income, before change
   in accounting principle            $     .66  $     .63  $    1.21  $    1.19
Add back:  goodwill amortization
(net of tax)                              --           .08       --          .16
                                      ---------  ---------  ---------  ---------
Adjusted net income per diluted
    Share                             $     .66  $     .71  $    1.21  $    1.35
                                      =========  =========  =========  =========

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

              In April 2002, the Financial Accounting Standards Board approved SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material impact on its financial statements.

NOTE 7.  COMMON STOCK

              On March 8, 2002, the Company completed the issuance of 6.9 million shares of the Company's common stock.

              On July 1, 2002, the Company amended its certificate of incorporation to increase its authorized number of shares of common stock from 300,000,000 shares to 500,000,000 shares. This amendment was approved by the Company's shareholders at its May 7, 2002 annual meeting.

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

Process/Environmental Controls

              Sales of the Process/Environmental Controls segment in the second quarter of 2002 of $843.5 million were 26.5% higher than the 2001 second quarter. The acquisitions in February 2002 of Gilbarco, Videojet Technologies and Viridor as well as several smaller 2001 acquisitions provided a 38% increase from the 2001 second quarter. The remainder of the sales change was generated by a decrease in core volume of 12%, offset by a 1% favorable currency translation impact. Overall segment prices remained relatively flat for the 2002 second quarter compared to the 2001 second quarter.

              Core volume for the environmental business, approximately 30% of segment revenue, declined at low single-digit rates in the quarter, with slight growth in water quality markets due to relative strength in both lab and process sales offset by weakness in demand for ultrapure instrumentation and in Veeder-Root's leak detection market. Core volume for the motion control businesses, representing approximately 20% of segment revenues, decreased at rates in the low teens from 2001 levels, driven by weakness in end markets, particularly semiconductor and electronic assembly. The electronic test businesses, with approximately 20% of segment revenues, reported high single digit core volume declines for the quarter, with the rate of decline somewhat higher at Fluke Networks largely due to slowing demand for cable media test products. Power quality revenues declined over 30% in the 2002 second quarter, primarily due to significant declines in data center and web hosting end-user demand.

              Segment sales for the six month period of 2002 of $1,577.8 million were 13.4% higher than the 2001 period. Acquisitions accounted for 29% of the increase, and the remainder of the sales change was generated by a decrease in core volume of 16%. Currency translation impacts were nominal for the period, and overall segment prices remained relatively flat compared to 2001.

              For the six month period, core volume for the environmental business declined at low single-digit rates, with flat performance in water quality markets offset by weakness in demand for ultrapure instrumentation and in Veeder- Root's leak detection market. Core volume for the motion control businesses was down approximately 20% for the period, resulting from softness in end market demand, particularly semiconductor and electronic assembly. The electronic test businesses reported core volume declines in the low teens for the six month period due to weakness in both industrial and network test equipment sales. Core volume declined over 40% in the power quality platform, due to the significant decline in end-user demand that began in 2001.

              For the second quarter, operating profit margins for the segment decreased from 17.6% in 2001 to 15.4% in 2002. Approximately 200 basis points of this decline resulted from the dilutive impact of lower operating margins of the new businesses acquired during 2001 and 2002. Additionally, margin declines resulting from lower core volumes at the business units noted above were partially offset by the cessation of goodwill amortization as of January 1, 2002.

              For the six month period, operating profit margins for the segment decreased from 16.8% in 2001 to 15.1% in 2002. Approximately 200 basis points of this decline resulted from the dilutive impact of lower operating margins of the new businesses acquired during 2001 and 2002. Additionally, margin declines from lower core volumes at the business units noted above were partially offset by the cessation of goodwill amortization as of January 1, 2002.

Tools and Components

              Sales in the second quarter of 2002 of $302.8 million were 4.5% higher than the 2001 second quarter. The entirety of this growth represents core volume growth, as there were no acquisitions in this segment during 2001 and 2002, and price and currency impacts were negligible. Hand Tool Group revenues, approximately 65% of segment sales, grew at mid-single digit rates for the quarter, due to increases in both the Craftsman and Matco sales channels. Sales of diesel engine retarders grew over 25% for the quarter, as OEM customers accelerated deliveries that were scheduled for later in 2002. Other product lines were flat to slightly down.

              Segment sales for the six month period of 2002 were essentially flat compared to 2001. The product line sales trends for the period were generally similar to those noted for the second quarter, with modest growth in the Hand Tool Group offset by a low double digit sales decline of the Joslyn hardware and electrical apparatus product lines in the first quarter of 2002. Diesel engine retarder sales were flat in the first quarter of 2002.

              Operating profit margins for the second quarter of 15.0% were flat versus 2001. Margins for the six month period increased from 12.5% to 14.0% due to the impact of cost reduction actions and the cessation of goodwill amortization as of January 1, 2002.

Gross Profit

              Gross profit margin for the second quarter of 2002, as a percentage of sales, was 38.8%, 0.4 points lower than 2001 levels. Lower gross margins in businesses acquired in 2002 and lower fixed cost absorption from lower core sales volumes were partially offset by cost reduction programs implemented across both business segments. Gross profit margin for the six month period of 38.2% was down only slightly from the 38.3% reported in 2001.

Operating Expenses

              Selling, general and administrative expenses for the 2002 second quarter were 34.5% higher than in 2001. Acquisitions completed since the second quarter of 2001 added approximately $68 million to second quarter spending levels, accounting for essentially all of the $70 million increase. As a percentage of sales, these costs were 23.9% and 21.3% in 2002 and 2001, respectively, reflecting the higher relative spending levels of recently acquired businesses and the fixed cost component of these expenses combined with core volume declines.

              Selling, general and administrative expenses for the 2002 six month period were 19% higher than in 2001. Acquisitions accounted for a 26% increase in spending levels, while cost reductions in core businesses generated an overall 7% decline.

Interest Expense

              The Company's debt financing as of June 28, 2002 is composed primarily of $534 million of zero coupon convertible notes due 2021 ("LYONs"), $297 million of 6.25% Eurobond notes due 2005, $250 million of 6% notes due 2008, uncommitted lines and a revolving credit facility which provides senior financing of $500 million for general corporate purposes. The interest rates for borrowing under the revolving credit facility float with base rates.

              Net interest expense of $11.3 million in the second quarter of 2002 was $5.5 million higher than the corresponding 2001 period. Returns on invested cash balances fell significantly, as general short-term market interest rates declined throughout 2001. Net interest expense for the six month period rose $10.1 million compared to 2001, driven also by the steep decline in short-term interest rates, reducing our interest income, and higher average net debt levels during 2002. Interest income of $2.5 million and $6.7 million was recognized in the 2002 and 2001 second quarters, and interest income of $4.5 million and $12.0 million was recognized in the 2002 and 2001 six month periods.

Income Taxes

              The 2002 effective tax rate of 34.5% is 3.0% lower than the 2001 effective rate, mainly due to the effect of adopting SFAS No. 142 and its resulting cessation of goodwill amortization, and also due to a higher proportion of foreign earnings in 2002 compared to 2001.

Liquidity and Capital Resources

     Operating cash flow grew $82 million, or 26% during the first six months of 2002 as compared to 2001. All working capital components showed improvement during the first six months of 2002, driven both by Danaher Business System efforts to improve asset turnover, and by reductions in accounts receivable and inventories resulting from declining core sales volumes. Net capital spending decreased $22.9 million from the 2001 period, primarily due to the sale of three facilities in the second quarter of 2002 for total cash proceeds of $10.2 million. A net after-tax gain of $1.6 million, approximately $0.01 per share, was recorded on the facility sales.

     In March 2002, the Company completed the issuance of 6.9 million shares of the Company's common stock. Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million. The Company has used the proceeds to repay approximately $230 million of short-term borrowings incurred in the 2002 first quarter and intends to use the remainder for general corporate purposes, including future acquisitions.

     Total debt under the Company's borrowing facilities increased to $1,221.5 million at June 28, 2002, compared to $1,191.7 million at December 31, 2001. This increase was due primarily to the change in the U.S dollar/Euro exchange rates and the resulting impact on the Company's Euro denominated debt. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions. The LYONS are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375%. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company's option, on January 22, 2004 or on January 22, 2011.

     Net cash paid for acquisitions was $827.3 million for the first six months of 2002. On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by Danaher at closing and subsequent to closing. On February 5, 2002, the Company acquired Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc for approximately $400 million. On February 4, 2002, the Company acquired Viridor Instrumentation Limited from the Pennon Group plc for approximately $135 million. On February 1, 2002, the Company acquired Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc for approximately $318 million in cash in addition to $7 million of assumed net debt. In addition, the Company acquired three smaller companies during the first half of 2002 for a total cash consideration of approximately $36 million. On January 2, 2001, the Company acquired United Power Corporation for approximately $108 million in cash. The Company also disposed of two small product lines during the 2001 first quarter, yielding cash proceeds of approximately $32 million. There was no material gain or loss recognized on the sale of these product lines.

     In January 2002, the Company entered into two interest rate swap agreements for the term of the Company's 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of the notes will be the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company accounts for these swap agreements as fair value hedges. Since these instruments qualify as "effective" or "perfect" hedges, they will have no impact on net income or stockholders' equity.

     The Company's Matco subsidiary has sold, with limited recourse, certain of its accounts and notes receivable. Amounts outstanding under this program approximated $93 million as of June 28, 2002. The subsidiary accounts for this sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125." A provision for estimated losses as a result of the limited recourse has been included in accrued expenses. No gain or loss arose from these transactions.

     On June 28, 2001, the Company replaced its $250 million bank credit facility with a new $500 million credit facility. The new facility provides funds for general corporate purposes and has a five year term. There have been no borrowings under either facility during 2001 or 2002.

     The Company declared a regular quarterly dividend of $0.02 per share payable on July 31, 2002, to holders of record on June 28, 2002.

     Operating cash flow is an important source of liquidity for the Company. The Company attempts to maximize the cash flow from its operating businesses and attempts to keep the working capital employed in the business to the minimum level required for efficient operations. A decrease in demand for the Company's products would reduce the availability of funds generated from operations.

     The cash and cash equivalents of $705.1 million on the Company's June 28, 2002 balance sheet were invested in highly liquid investment grade short term instruments. The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.

Accounting Policies

     Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, pensions, and other post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Disclosures regarding new accounting standards are included in this report in footnote 6 to the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities. In January 2002, the Company entered into two interest rate swap agreements for the term of the 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes will be the six month LIBOR rate plus approximately 0.425%. See Note 7 of the Company's December 31, 2001 Consolidated Financial Statements for further discussion. The Company's issuance of Eurobond notes in 2000 provided an offset to a portion of the Company's European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. Additionally, the Company does not generally utilize or trade commodity contracts or derivatives.

     The fair value of the Company's fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis point increase in interest rates at June 28, 2002, the market value of the Company's fixed-rate long-term debt would be impacted by a net decrease of $18 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company's results of operations or financial conditions under current accounting principles.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 7, 2002, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000. On July 1, 2002, the Company's Certificate of Incorporation was amended to reflect this increase in authorized shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders on May 7, 2002, our stockholders voted on the following proposals:

     1.  Proposal to elect three directors:

                                     For              Withheld
                                     ---              --------
         H. Lawrence Culp, Jr.    124,313,820        13,642,312
         Mitchell P. Rales        124,319,245        13,636,887
         A. Emmet Stephenson, Jr. 135,905,555         2,049,577


     2. Proposal to amend the Company's certificate of incorporation to increase the number of authorized shares of common stock of the Company to a total of five hundred million (500,000,000) shares, $.01 par value per share:

         For                        120,612,432
         Against                     16,784,891
         Abstain                        554,692
         Broker non-vote                  4,117


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: Exhibit 3 - Certificate of Incorporation of Danaher Corporation, as amended

         (b) Reports on Form 8-K: The Company filed a current report on Form 8-K dated May 29, 2002 reporting on its dismissal of Arthur Andersen, LLP as its Independent Accountant and its intention to engage Ernst & Young LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  DANAHER CORPORATION:



Date:  July 17, 2002     By: /s/ Patrick W. Allender
                             -----------------------
                             Patrick W. Allender
                             Chief Financial Officer

Date:  July 17, 2002     By: /s/ Christopher C. McMahon
                             --------------------------
                             Christopher C. McMahon
                             Vice President and Controller