Form 10-K/A
period 2001-12-31
DANAHER CORP /DE/
filed 2002-08-14
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   (Mark One)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____to___Commission File Number:1-8089

                               DANAHER CORPORATION

             (Exact name of registrant as specified in its charter)



        Delaware                                         59-1995548
        --------                                         ----------
(State of incorporation)                               (I.R.S. Employer
                                                    Identification number)

2099 Pennsylvania Ave. NW
      Washington, D.C.                                   20006-1813
      ----------------                                   ----------
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

                                      NONE

                                (Title of Class)

     This Amendment on Form 10-K/A amends the disclosure incorporated by reference into Item 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 by adding at the end of Item 13 the following supplemental information:

     Colfax Corporation ("Colfax"), of which Steven M. and Mitchell P. Rales are controlling stockholders, acts as the primary distributor/reseller of the Company's "wrap spring clutch" product line in Europe. This product line was one of the assets acquired by the Company in connection with its acquisition of the motion control businesses of Warner Electric Group, Inc. in 2000, and the distribution/resale arrangement predates the Company's acquisition of this product line. During 2001, the Company sold approximately $3.1 million of products to Colfax in connection with this distribution arrangement, at the same discount to list price offered by the Company to other distributors with respect to such product line. In January 2002, the Company entered into a new, three year agreement with Colfax with respect to the distribution and resale of this product line which essentially extended the existing arrangement between the parties. The Company believes that this is an advantageous distribution arrangement for the Company.

         Each of the Company, on the one hand, and Equity Group Holdings LLC and its affiliates, on the other hand ("EGH"), leases a plane for business purposes. Each party pays the variable costs of operating its own plane, such as expenses for fuel, landing fees and specific maintenance requirements. In order to achieve efficiencies of scale and reduce costs, the Company and EGH share on a proportionate basis certain fixed expenses related to the operation and maintenance of their respective planes, including expenses related to the compensation of the flight crews that staff the planes, training costs for these flight crews, rental fees for hangar and office space and costs of shared supplies. The Company believes that this cost-sharing arrangement results in lower costs to the Company than if the Company operated its flight department on a stand-alone basis. With respect to the year ended December 31, 2001, EGH reimbursed the Company for its share of such fixed expenses in the amount of approximately $650,000, which represented one half of the aggregate shared expenses for the period. In addition, each of the Company and EGH occasionally uses the other's plane in the event that the party's own plane is not available for use, for example as a result of maintenance requirements or for training purposes. Under this arrangement, over the course of any given calendar year, each party uses the other's plane for approximately the same amount of flight hours.

     In 2001, Equity Group Holdings LLC and its affiliates paid the Company the sum of approximately $125,000 in full reimbursement for the payment by the Company of all or a portion of the salaries of, and the cost of benefits to, four employees of Equity Group Holdings LLC and its affiliates, and the Company in 2001 also provided office space to these individuals.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         DANAHER CORPORATION

                                         By: /s/ H. Lawrence Culp, Jr.
                                             --------------------------
                                                 H. Lawrence Culp, Jr.
                                                 President and Chief Executive
                                                 Officer


Date:  August 14, 2002