Form 10-Q
period 2002-09-27
DANAHER CORP /DE/
filed 2002-10-17
CIK 313616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the Quarter ended September 27, 2002

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to

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

                               Yes  X            No

The number of shares of common stock outstanding at October 14, 2002 was 152,409,174.

                               DANAHER CORPORATION

                                      INDEX

                                    FORM 10-Q

PART I  - FINANCIAL INFORMATION                                             Page

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets
             at September 27, 2002 and December 31, 2001                      3

             Consolidated Condensed Statements of
             Earnings for the three months and
             nine months ended September 27, 2002 and
             September 28, 2001                                               4

             Consolidated Condensed Statements of
             Stockholders' Equity for the nine months
             ended September 27, 2002                                         5

             Consolidated Condensed Statements of
             Cash Flow for the nine months ended
             September 27, 2002 and September 28, 2001                        6

             Notes to Consolidated Condensed
             Financial Statements                                             7

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                       20

   Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk                                               30

   Item 4.   Controls and Procedures                                         31

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                32

                               DANAHER CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000's omitted)
                                   (Unaudited)

                                                  September 27,   December 31,
                                                      2002            2001
                                                  -------------   ------------
                                                                    (Note 1)
                  ASSETS
                  ------
Current Assets:
 Cash and cash equivalents                         $   803,178    $   706,559
 Accounts receivable, net                              757,006        585,318
 Inventories:
   Finished goods                                      163,804        131,316
   Work in process                                     115,903         95,119
   Raw material and supplies                           206,733        181,801
                                                   -----------    -----------
        Total inventories                              486,440        408,236
 Prepaid expenses and other
   current assets                                      199,964        174,502
                                                   -----------    -----------
        Total current assets                         2,246,588      1,874,615
Property, plant and equipment, net
   of accumulated depreciation of
   $819,000 and $720,000,
   respectively                                        558,382        533,572
Other assets                                            66,164        119,639
Goodwill and other intangible
   assets, net                                       3,023,667      2,292,657
                                                   -----------    -----------
          Total assets                             $ 5,894,801    $ 4,820,483
                                                   ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
 Notes payable and current
   portion of long-term debt                       $   110,192    $    72,356
 Accounts payable                                      358,694        235,501
 Accrued expenses                                      904,102        709,437
                                                   -----------    -----------
   Total current liabilities                         1,372,988      1,017,294
Other liabilities                                      494,540        455,270
Long-term debt                                       1,143,223      1,119,333
Stockholders' equity:
  Common stock-$.01 par value                            1,664          1,573
  Additional paid-in capital                           909,129        375,279
  Retained earnings                                  2,041,077      1,921,470
  Accumulated other comprehensive
    income                                             (67,820)       (69,736)
                                                   -----------    -----------
Total stockholders' equity                           2,884,050      2,228,586
                                                   -----------    -----------
  Total liabilities and
   stockholders' equity                            $ 5,894,801    $ 4,820,483
                                                   ===========    ===========

See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    (000's omitted except per share amounts)
                                  (unaudited)

                                                   Quarter Ended             Nine Months Ended
                                           September 27,  September 28, September 27,  September 28,
                                               2002           2001          2002           2001
                                               ----           ----          ----           ----
Net sales                                  $ 1,151,721    $   901,588   $ 3,302,254    $ 2,863,512
Operating costs and expenses:
  Cost of sales                                691,648        547,630     2,021,740      1,757,328
  Selling, general and
    administrative expenses                    272,889        190,481       785,049        617,690
  Gains on sale of real estate                  (2,674)            --        (5,205)            --
  Goodwill and other amortization                2,428         15,837         6,444         45,823
  Total operating costs and                -----------    -----------   -----------    -----------
    expenses                                   964,291        753,948     2,808,028      2,420,841
                                           -----------    -----------   -----------    -----------
Operating profit                               187,430        147,640       494,226        442,671
Interest expense, net                           10,287          7,244        32,503         19,385
                                           -----------    -----------   -----------    -----------
Earnings before income taxes
  and effect of accounting change              177,143        140,396       461,723        423,286
Income taxes                                    61,114         52,650       159,294        158,733
                                           -----------    -----------   -----------    -----------
Net Earnings, before effect
  of accounting change                         116,029         87,746       302,429        264,553

Effect of accounting change,
  net of tax, adoption of
  SFAS No. 142                                      --             --       173,750           --
                                           -----------    -----------   -----------    -----------

Net Earnings                               $   116,029    $    87,746   $   128,679    $   264,553
                                           ===========    ===========   ===========    ===========
Per share amounts before
  accounting change

Basic earnings per share                   $       .76    $       .61   $      2.02    $      1.84
                                           ===========    ===========   ===========    ===========
Weighted average shares
  outstanding - Basic                          151,842        143,835       149,432        143,575
                                           ===========    ===========   ===========    ===========

Diluted earnings per share                 $       .74    $       .59   $      1.95    $      1.78
                                           ===========    ===========   ===========    ===========
Weighted average shares
  outstanding - Diluted                        159,611        152,198       157,868        151,769
                                           ===========    ===========   ===========    ===========

Per share amounts after
  accounting change

Basic earnings per share                   $       .76    $       .61   $       .86    $      1.84
Diluted earnings per share                 $       .74    $       .59   $       .85    $      1.78

Per share effect of accounting
  change - Basic                                    --             --   $      1.16             --
Per share effect of accounting
  change - Diluted                                  --             --   $      1.10             --

           See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (000's omitted)
                                   (unaudited)

                                                                         Accumulated
                                                Additional                  Other
                              Common   Stock     Paid-In     Retained   Comprehensive  Comprehensive
                              Shares   Amount    Capital     Earnings       Income         Income
                              ----------------------------------------------------------------------

Balance, December 31, 2001    157,327  $1,573    $375,279   $1,921,470     $(69,736)            --

 Net earnings for the period       --      --          --      128,679           --       $128,679
 Dividends declared                --      --          --       (9,072)          --             --
 Sale of common stock           6,900      69     466,936
 Common stock issued for
   options exercised            2,190      22      66,914           --           --             --
 Increase from translation
   of foreign financial
   statements                      --      --          --           --        1,916          1,916
                              -------  ------    --------   ----------     --------       --------

Balance, September 27, 2002   166,417  $1,664    $909,129   $2,041,077     $(67,820)      $130,595
                              =======  ======    ========   ==========     ========       ========

                               DANAHER CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (000's omitted)
                                   (unaudited)

                                                    Nine Months Ended
                                              September 27, September 28,
                                                   2002          2001
                                                   ----          ----
Cash flows from operating activities:
 Net earnings from operations                   $ 128,679     $ 264,553
 Effect of change in accounting principle         173,750            --
                                                ---------     ---------
                                                  302,429       264,553
 Noncash items, depreciation
  and amortization                                 98,209       129,954
  Change in accounts receivable                    28,765        78,067
  Change in inventories                            44,306        24,171
  Change in accounts payable                       52,986       (26,700)
  Change in other assets and liabilities           38,734       (39,716)
                                                ---------     ---------
    Total operating cash flows                    565,429       430,329
                                                ---------     ---------

Cash flows from investing activities:
 Payments for additions to property,
   plant, and equipment                           (44,953)      (59,701)
 Proceeds from disposals of property,
   plant, and equipment                            19,295         2,477
 Cash paid for acquisitions                      (990,312)     (351,337)
 Proceeds from divestitures                        52,562        32,826
                                                ---------     ---------
  Net cash used in investing activities          (963,408)     (375,735)
                                                ---------     ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock           507,420        26,824
 Proceeds from debt borrowings                         --       517,564
 Debt repayments                                  (16,033)     (111,082)
 Payment of dividends                              (9,072)       (8,547)
 Purchase of treasury stock                            --        (9,168)
                                                ---------     ---------
  Net cash provided by financing
       activities                                 482,315       415,591
                                                ---------     ---------

Effect of exchange rate changes on cash            12,283          (643)
                                                ---------     ---------
Net change in cash and cash equivalents            96,619       469,542
Beginning balance of cash and cash
  equivalents                                     706,559       176,924
                                                ---------     ---------
Ending balance of cash and cash
  equivalents                                   $ 803,178     $ 646,466
                                                =========     =========

Supplemental disclosures:
 Cash interest payments                         $  35,048     $  29,267
                                                =========     =========
 Cash income tax payments                       $  17,972     $  21,981
                                                =========     =========

See notes to consolidated condensed financial statements.

                               DANAHER CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   GENERAL

          The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

          In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 27, 2002 and December 31, 2001, its results of operations for the three months and nine months ended September 27, 2002 and September 28, 2001, and its cash flows for the nine months ended September 27, 2002 and September 28, 2001.

                   Total comprehensive income was as follows:

                                               2002               2001
                                               ----               ----
                                                        (millions)

         Quarter                              $103.2            $ 92.4
         Nine Months                          $130.6            $252.0

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2.   SEGMENT INFORMATION

          Segment information is presented consistently with the basis described in the 2001 Annual Report. There has been no material change in total assets or liabilities by segment, except for 2002 acquisitions and divestitures (see Note
4) and the write down of $200 million of goodwill taken in the first quarter of 2002 related to the Company's power quality business units, as more fully explained in Note 6. Segment results for the quarter and nine months ended September 27, 2002 and September 28, 2001 are shown below:

                                                       Sales
                                      Third Quarter              Nine Months
                                    2002         2001         2002         2001
                                 ----------   ----------   ----------   ----------
Process/Environmental Controls   $  840,222   $  616,628   $2,417,978   $2,007,746
Tool and Components                 311,499      284,960      884,276      855,766
                                 ----------   ----------   ----------   ----------
                                 $1,151,721   $  901,588   $3,302,254   $2,863,512
                                 ==========   ==========   ==========   ==========

                                                  Operating Profit
                                     Third Quarter               Nine Months
                                   2002          2001         2002         2001
                                 ---------    ---------    ---------    ---------
Process/Environmental Controls   $ 139,932    $ 108,425    $ 377,604    $ 341,551
Tool and Components                 51,723       43,513      131,954      114,933
Other                               (4,225)      (4,298)     (15,332)     (13,813)
                                 ---------    ---------    ---------    ---------
                                 $ 187,430    $ 147,640    $ 494,226    $ 442,671
                                 =========    =========    =========    =========

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

                                       Earnings Before Effect
                                         Of Accounting Change      Shares      Per Share
                                              (Numerator)       (Denominator)   Amount
                                       --------------------------------------------------
For the Three Months Ended
September 27, 2002
  Basic EPS:                                    $116,029           151,842      $   .76
  Adjustment for interest
   on convertible debentures:                      1,981                --
  Incremental shares from
   assumed exercise of
   dilutive options:                                  --             1,738
  Incremental shares from
   assumed conversion of the
   convertible debenture:                             --             6,031
                                                --------------------------
  Diluted EPS:                                  $118,010           159,611      $   .74
                                                ============  ============

                                       Net Earnings      Shares      Per Share
                                        (Numerator)   (Denominator)    Amount
                                      -----------------------------------------
For the Three Months Ended
September 28, 2001
  Basic EPS:                               $87,746       143,835       $   .61
  Adjustment for interest
   on convertible debentures:                1,935            --
  Incremental shares from
   assumed exercise of
   dilutive options:                            --         2,332
  Incremental shares from
   assumed conversion of the
   convertible debenture:                       --         6,031
                                           ---------------------
  Diluted EPS:                             $89,681       152,198       $   .59
                                           =====================       =======


                                Earnings Before Effect
                                 Of Accounting Change     Shares      Per Share
                                    (Numerator)        (Denominator)    Amount
                                ------------------------------------------------
For the Nine Months Ended
September 27, 2002
  Basic EPS:                            $302,429          149,432      $   2.02
  Adjustment for interest
   on convertible debentures:              5,908               --
  Incremental shares from
   assumed exercise of
   dilutive options:                          --            2,405
  Incremental shares from
   assumed conversion of the
   convertible debenture:                     --            6,031
                                ---------------------------------
  Diluted EPS:                          $308,337          157,868      $   1.95
                                        ========          =======      =========

                               Net Earnings     Shares       Per Share
                               (Numerator)   (Denominator)     Amount
                               ---------------------------------------
For the Nine Months Ended
September 28, 2001
  Basic EPS:                    $264,553        143,575        $1.84
  Adjustment for interest
   on convertible debentures:      5,303              -
  Incremental shares from
   assumed exercise of
   dilutive options:                   -          2,737
  Incremental shares from
   assumed conversion of the
   convertible debenture:              -          5,457
                                -----------------------
  Diluted EPS:                  $269,856        151,769        $1.78
                                ========        =======        =====


NOTE 4.  ACQUISITIONS AND DIVESTITURES

         The Company has completed numerous acquisitions of existing businesses during the nine-month period ended September 27, 2002 as well as the years ended December 31, 2001 and 2000. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company. All of the acquisitions during this time period have been additions to the Company's Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company's financial statements. This goodwill arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets, and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

         The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company's acquisitions in 2000, 2001 and in the first nine months of 2002 have not had any significant pre-acquisition contingencies (as contemplated by SFAS No. 38) which were expected to have a significant effect on the purchase price allocation.

         The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company's acquisition and divestiture activity for the above-noted periods.

         On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at closing and subsequent to closing. API Heat Transfer, Inc. was part of the Company's acquisition of American Precision Industries, Inc. and was recorded as an asset held for sale as of the time of the acquisition. No gain or loss was recognized at the time of sale.

         On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies ("Videojet"), from Marconi plc in a stock acquisition, for approximately $400 million in cash. Videojet is a worldwide leader in the market for non-contact product marking equipment and consumables. The results of Videojet's operations have been included in the Company's Consolidated Statement of Earnings since February 5, 2002.

         On February 4, 2002, the Company acquired 100% of Viridor Instrumentation Limited ("Viridor") from the Pennon Group plc in a stock acquisition for approximately $135 million in cash. Viridor is a global leader in the design and manufacture of analytical instruments for clean water, waste water, ultrapure water and other fluids and materials. The results of Viridor's operations have been included in the Company's Consolidated Statement of Earnings since February 4, 2002.

         On February 1, 2002, the Company acquired 100% of Marconi Commerce Systems, formerly known as Gilbarco ("Gilbarco"), from Marconi plc in a stock acquisition, for approximately $318 million in cash. Gilbarco is a global leader in retail automation and environmental products and services. The results of Gilbarco's operations have been included in the Company's Consolidated Statement of Earnings since February 1, 2002.

         In addition, during the nine months ended September 27, 2002, the Company acquired 8 smaller companies, for total consideration of approximately $157 million in cash. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 8 companies individually has less than $60 million in annual revenues and were purchased for a price of less than $75 million.

         On January 2, 2001, the Company acquired 100% of the assets of United Power Corporation ("UPC") from United UPC Corporation for approximately $108 million in cash. UPC operates in the power conditioning industry and manufactures products ranging from high isolation transformers to rotary uninterruptible power supply systems. The results of operations for UPC have been included in the Company's Consolidated Statement of Earnings since January 2, 2001.

         The Company acquired 11 smaller companies during 2001 for total cash consideration of approximately $331 million. In general, each company is a manufacturer and assembler of light electronic control and instrumentation products, in markets including electronic and network test, aerospace, industrial controls, and water quality. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 11 companies individually has less than $50 million in annual revenues and were purchased for a price of less than $70 million.

         The Company also disposed of two small product lines during 2001, yielding cash proceeds of approximately $32 million. There were no material gains or losses recognized on the sale of these product lines.

         On July 3, 2000, the Company acquired 100% of the assets of the motion control businesses of Warner Electric Corporation ("Warner") for approximately $147 million cash. The results of operations for Warner have been included in the Company's Consolidated Statement of Earnings since July 3, 2000. These businesses were purchased from an entity controlled by Steven M. Rales and Mitchell P. Rales, the Company's Chairman of the Board and Chairman of the Executive Committee, respectively. The transaction was unanimously recommended by an independent committee of the Company's Board of Directors, who received an opinion from an independent financial advisor as to the fairness of the transaction.

         On June 20, 2000, the Company acquired 100% of the common stock of Kollmorgen Corporation ("Kollmorgen") for approximately $267 million cash and the assumption of approximately $96 million of debt. Kollmorgen operates in the motion controls industry. The results of operations for Kollmorgen have been included in the Company's Consolidated Statement of Earnings since June 20, 2000.

         On March 27, 2000, the Company acquired 100% of the common stock of American Precision Industries ("API") for approximately $187 million cash and the assumption of approximately $60 million of debt. API operates in the motion controls industry. The results of operations for API have been included in the Company's Consolidated Statement of Earnings since March 27, 2000.

          The Company acquired 5 smaller companies during 2000 for total cash consideration of approximately $108 million. In general, each company is a manufacturer and assembler of light electronic control and instrumentation products, in market segments including electronic and network test, aerospace, environmental controls, and water quality. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 5 companies individually has less than $50 million in annual revenues and was acquired for a purchase price of less than $50 million.

          The following table presents the aggregate purchase price allocations for the 2002 (through September 27, 2002), 2001 and 2000 acquisitions (000's omitted).

                                         Through
                                       September 27,
                                           2002          2001            2000
                                        ---------      ---------      ---------
Accounts receivable                     $ 192,254      $  42,578      $ 138,925
Inventory                                 110,129         51,734         86,900
Property, plant and equipment              88,649         28,533        100,285
Intangible assets, primarily
 goodwill                                 923,512        396,014        701,655
Accounts payable                          (59,133)       (14,210)       (49,502)
Other assets and liabilities,
 net                                     (219,980)       (61,546)      (114,480)
Assumed debt                              (47,270)        (4,060)      (155,189)
                                        ---------------------------------------
Net cash consideration                  $ 988,161      $ 439,043      $ 708,594
                                        =======================================

          The unaudited pro forma information for the periods set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, 000's omitted except per share amounts):

-------------------------------------------------------------------------------------------------------

                                   Nine Months      Nine Months
                                      Ended            Ended             Full Year          Full Year
                                   Sept. 2002        Sept. 2001            2001                2000
-------------------------------------------------------------------------------------------------------
Net sales                          $3,465,576        $3,816,378         $4,974,887         $5,504,002
-------------------------------------------------------------------------------------------------------
Net earnings before change
in accounting principle               309,303           267,878            302,623            363,856
-------------------------------------------------------------------------------------------------------
Net earnings                          135,553           267,878            302,623            363,856
-------------------------------------------------------------------------------------------------------
Earnings per share before
change in accounting
principle                                2.00              1.80               2.04               2.50
-------------------------------------------------------------------------------------------------------
Earnings per share                        .90              1.80               2.04               2.50
-------------------------------------------------------------------------------------------------------

          In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. While the Company is still finalizing its exit plans with respect to certain of its acquisitions, it does not anticipate significant changes to the current accrual levels related to any acquisitions completed prior to the date of this report.

          With respect to the Videojet, Viridor and Gilbarco acquisitions mentioned above, the Company has accrued an aggregate of approximately $25.1 million of involuntary employee benefits related to the termination of approximately 2,700 employees and approximately $17.4 million of exit costs, primarily related to the closure of 7 acquired manufacturing facilities.

          In connection with the UPC acquisition, the Company accrued approximately $200,000 of involuntary employee benefits related to the termination of approximately 30 employees and approximately $245,000 of exit costs.

          In connection with the Warner, Kollmorgen and API acquisitions, the Company accrued an aggregate of approximately $56.4 million of involuntary employee benefits related to the termination of approximately 1,700 employees and approximately $13 million of exit costs, primarily related to the planned closure of 13 acquired manufacturing facilities and two corporate headquarters facilities.

         Accrued liabilities associated with these exit activities include the following ($ in 000's):

                                                            Involuntary          Facility
                                           Planned           Employee           Closure &
                                          Headcount         Termination        Restructuring
                                          Reduction          Benefits              Costs            Total
                                    ----------------------------------------------------------------------
Accrual related to 2000
   acquisitions                                406            $23,833               $16,331        $40,164

Costs incurred in 2000                        (106)            (4,027)                 (682)        (4,709)
Adjustments to previously
   provided reserves                            --                 --                    --             --
                                    ----------------------------------------------------------------------
Balance December 31, 2000                      300             19,806                15,649         35,455
Accrual related to 2001
    acquisitions                               442             10,272                 8,424         18,696

Costs incurred in 2001                        (856)           (27,474)              (10,941)       (38,415)
Adjustments to previously
   provided reserves                         1,745             40,162                13,744         53,906
                                    ----------------------------------------------------------------------
Balance December 31, 2001                    1,631             42,766                26,876         69,642
Accrual related to 2002
   acquisitions                              3,287             29,889                26,326         56,215

Costs incurred in 2002                      (1,260)           (30,385)              (12,270)       (42,655)
Adjustments to previously
   provided reserves                            87               (384)              (10,063)       (10,447)
                                    ----------------------------------------------------------------------
Balance September 27, 2002                   3,745            $41,886               $30,869        $72,755
                                    ======================================================================

         Substantially all of the adjustment recorded in 2001 for these exit activities related to the finalization of the Company's plans to restructure the acquired motion businesses acquired in 2000, including finalization of the facilities to be closed and the headcount reductions to be implemented. These costs were reflected as an increase in goodwill during 2001. As a result of favorable experience in these activities, the Company reversed approximately $10 million of previously provided exit reserves in 2002. This net reduction was reflected as a reduction of the related goodwill balances and had no impact on net earnings. Involuntary employee termination benefits are presented as a component of the Company's compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are separately reflected in other accrued expenses.

NOTE 5.  RESTRUCTURING CHARGE

         In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $0.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality and industrial controls divisions, due to deteriorating financial performance and higher cost excess facility capacity. The primary objective of the restructuring plan is to reduce operating costs by consolidating, eliminating and/or downsizing existing operating locations. No significant product lines are being discontinued. Severance costs for the termination of approximately 1,100 employees approximates $49 million. These employees include all classes of employees, including hourly direct, indirect salaried and management personnel, at the affected facilities. Approximately $16 million of the charge was to impair assets associated with the closure of 16 manufacturing and distribution facilities in North America and Europe. The assets impaired were principally equipment and leasehold improvements associated with the 16 facilities to be closed. The remainder of the charge was for other exit costs including lease termination costs. Approximately $25.5 million of the $69.7 million charge relates to our Tools and Components segment and approximately $44.2 million of the charge relates to our Process/Environmental Controls segment.

          The expected annual pre-tax cost reduction, net of increased costs at other facilities, from the restructuring is approximately $38 million of which approximately 50% is expected to be realized in 2002 with the full year benefit realized in 2003. These net cost reductions will primarily reduce the cost of goods sold in the Company's statement of earnings. While certain estimates are required in determining the net amount of cost savings realized, based on the Company's analysis of the impact of the restructuring, management believes these net costs savings are being realized.

          As of December 31, 2001 and September 27, 2002, there had been no adjustments to the liability recorded as part of the restructuring charge.

          In conjunction with the closing of the facilities, approximately $4 million of inventory was written off in the fourth quarter of 2001 as unusable in future operating locations. This inventory consisted principally of component parts and raw materials, which were either redundant to inventory at the facilities being merged and/or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated.

          The table below presents a rollforward of the activity in the restructuring accrual ($ in 000's):

--------------------------------------------------------------------------------------------------------------
                                                                                       Lease
                                                                                    Termination
                                                 Employee         Impairment         and Other
                                  Employee      Separation       of Facility       Restructuring
                                 Reductions        Costs            Assets             Costs          Total
--------------------------------------------------------------------------------------------------------------
Total Restructuring Charge            1,120       $ 49,000         $ 15,700            $ 5,000       $ 69,700

Amounts Expended in 2001                (67)        (3,300)         (15,035)                --        (18,335)
                                   --------      ---------        ---------           --------      ---------

Balance at December 31, 2001          1,053         45,700              665              5,000         51,365

Amounts Expended in 2002               (775)       (32,000)            (665)            (2,000)       (34,665)
                                   --------      ---------        ---------           --------      ---------
Balance at September 27, 2002           278       $ 13,700         $     --            $ 3,000       $ 16,700
                                   ========      =========        =========           ========      =========

NOTE 6.  NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the statement effective January 1, 2002. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $62 million (pre-tax) per year. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, the Company has recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002. The evaluation of reporting units on a fair value basis, adjusted for what the balance of goodwill would have been if purchase accounting were applied at the date of impairment, as required from the implementation of SFAS No. 142, indicates that an impairment exists at the Company's power quality business unit. Based upon the evaluation, impairment is approximately $200.0 million ($173.8 million after tax), approximately 8.7% of intangible assets recorded as of December 31, 2001. In accordance with SFAS No. 142, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. Under SFAS No. 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

         The carrying amount of goodwill changed by approximately $624 million during the nine-month period ended September 27, 2002. The components of the change were $810 million of additional goodwill associated with business combinations completed in the nine months ended September 27, 2002, $14 million in other adjustments, primarily related to adjustments to goodwill associated with acquisitions consummated in the second half of 2001 and foreign currency translation adjustments, and lastly, a $200 million reduction of goodwill related to an impairment charge recorded in connection with the adoption of SFAS No. 142.

         There were no dispositions of businesses with related goodwill during the nine months ended September 27, 2002. Both the acquired goodwill change in the period and the impairment charge relate to the Company's Process/ Environmental Controls segment. The carrying value of goodwill, at September 27, 2002, for the Tools segment and Process/ Environmental Controls segment is $212 million, and $2,588 million, respectively. Danaher has nine reporting units for purposes of applying SFAS No. 141 and 142. The reporting units closely align with the Company's strategic platforms and specialty niche businesses. They are as follows: Tools, Motion Controls, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.

         The following table provides the comparable effects of adoptions of SFAS No. 142 for the quarters and nine months ended September 27, 2002 and September 28, 2001.

                                             Quarter Ended             Nine Months Ended
                                       September 27  September 28  September 27  September 28
(in thousands, except per share data)      2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------

Reported net income, before change
 in accounting principle                  $ 116,029     $  87,746     $ 302,429     $ 264,553
Add back: goodwill amortization
 (net of tax)                                    --        13,580            --        39,244
                                       ------------  ------------  ------------  ------------
Adjusted net income                       $ 116,029     $ 101,326     $ 302,429     $ 303,797
                                       ============  ============  ============  ============

Basic Net Income Per Share, Before
   Change in Accounting Principle

Reported net income, before change
   in accounting principle                   $    .76    $    .61   $   2.02  $   1.84
Add back:  goodwill amortization
   (net of tax)                                    --         .10         --       .28
                                             --------    --------   --------  --------
Adjusted net income per basic share          $    .76    $    .71   $   2.02  $   2.12
                                             ========    ========   ========  ========

Diluted Net Income Per Share, Before
   Change in Accounting Principle

Reported net income, before change
   in accounting principle                   $    .74    $    .59   $   1.95  $   1.78
Add back:  goodwill amortization
   (net of tax)                                    --         .10         --       .26
                                             --------    --------   --------  --------
Adjusted net income per diluted
   Share                                     $    .74    $    .69   $   1.95  $   2.04
                                             ========    ========   ========  ========


          In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

          In April 2002, the FASB approved SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect this SFAS to have a material impact on its financial statements.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, the Company does not believe that the implementation of this SFAS will have a material impact on its financial statements.

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

NOTE 8.   SUBSEQUENT EVENT

          On September 3, 2002, the Company announced it had entered into an agreement to purchase Thomson Industries, Inc. ("Thomson") for $165 million and additional contingent consideration based on the future performance of Thomson. Thomson, with approximate annual revenues of $155 million, is a leading U.S. producer of linear motion control products - including linear actuators, ball screws, linear bearings and rails and precision gearboxes - for a range of precision motion applications in medical, industrial, aerospace and mobile off-highway markets. Substantially all conditions to closing have been met and closing is expected in October 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by Company management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationship with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, changes in regulations (particularly environmental regulations) which could affect demand for products in the Process/Environmental Controls segment and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Results of Operations

          The Company designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in two business segments: Process/Environmental Controls and Tools and Components. The Process/Environmental Controls Segment is a leading producer of environmental products, including water quality analytical instrumentation and leak detection systems for underground fuel storage tanks; compact professional electronic test tools; product identification equipment and consumables; retail petroleum automation products; and motion, position, speed, temperature, pressure, level, flow, particulate and power reliability and quality control and safety devices. In its Tools and Components Segment, the Company is a leading producer and distributor of general-purpose mechanics' hand tools and automotive specialty tools, as well as of toolboxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, and hardware and components for the power generation and transmission industries.

Process/Environmental Controls

          Sales of the Process/Environmental Controls segment in the third quarter of 2002 of $840.2 million were 36% higher than the 2001 third quarter. The acquisitions in February 2002 of Gilbarco, Videojet Technologies and Viridor as well as several smaller 2001 and 2002 acquisitions provided a 38% increase from the 2001 third quarter. The remainder of the sales change was generated by a decrease in core sales volume of 3%, offset by a favorable currency translation impact. Overall segment prices remained relatively flat for the 2002 third quarter compared to the 2001 third quarter.

          Core sales volume for the environmental businesses, representing approximately 30% of segment revenue, declined at low single-digit rates in the quarter, with slight growth in water quality markets due to relative strength in both lab and process sales offset by weakness in demand for ultrapure instrumentation and in Veeder-Root's leak detection market. Third quarter core sales volume for the motion control businesses, representing approximately 20% of segment revenues, was flat as compared to 2001 levels, as order rates have stabilized in 2002 relative to the declines experienced in the last three quarters of 2001. The electronic test businesses, representing approximately 20% of segment revenues, reported a slight core sales volume decline of 1% for the quarter, as mid-single digit gains in industrial product revenues were more than offset by double-digit declines for Fluke Networks due to continued slowing demand for cable media test products. Power quality revenues declined approximately 4% in the 2002 third quarter, reflecting an improvement in the rate of decline in end-user demand from prior quarters.

          Segment sales for the nine-month period of 2002 of $2,418.0 million were 20% higher than the 2001 period. Acquisitions accounted for 31.5% of the increase in sales over the comparable period in 2001, offset by a decrease in core sales volume of 12%. Currency translation impacts caused a 0.5% increase in segment sales, and overall segment prices remained relatively flat compared to 2001.

          For the nine-month period, core sales volume for the environmental businesses declined at low single-digit rates, with flat performance in water quality markets offset by weakness in demand for ultrapure instrumentation and in Veeder-Root's leak detection market. Core sales volume for the motion control businesses was down approximately 15% for the period, resulting from softness in end market demand, particularly semiconductor and electronic assembly. The electronic test businesses reported core sales volume declines at high single-digit rates for the nine-month period due to weakness in both industrial and network test equipment sales. Core sales volume declined over 30% in the power quality platform, due to the significant decline in end-user demand that began in 2001.

          For the third quarter, operating profit margins for the segment decreased from 17.6% in 2001 to 16.7% in 2002. Approximately 100 basis points of this decline resulted from the dilutive impact of lower operating margins of the new businesses acquired during 2001 and 2002. Additionally, margin declines resulting from lower core sales volumes at the business units noted above were offset by the cessation of goodwill amortization as of January 1, 2002.

     For the nine-month period, operating profit margins for the segment decreased from 17.0% in 2001 to 15.6% in 2002. Approximately 140 basis points of this decline resulted from the dilutive impact of lower operating margins of the new businesses acquired during 2001 and 2002. Additionally, margin declines from lower core sales volumes at the business units noted above were offset by the cessation of goodwill amortization as of January 1, 2002.

Tools and Components

     Sales in the third quarter of 2002 of $311.5 million were 9% higher than the 2001 third quarter. The entirety of this growth represents core sales volume growth, as there were no acquisitions in this segment during 2001 and 2002, and price and currency impacts were negligible. Hand Tool Group revenues, representing approximately 65% of segment sales, grew at low single-digit rates for the quarter, due primarily to increases in the Matco sales channel. Sales of diesel engine retarders by the Jacobs Vehicle Systems business unit grew over 50% for the quarter, as OEM customers accelerated deliveries that were scheduled for later in 2002.

     Segment sales for the nine-month period of 2002 increased 3.3% compared to 2001. The product line sales trends for the period were generally similar to those noted for the third quarter, with modest growth in the Hand Tool Group offset by declines in the Delta and Jacobs Chuck business units. Diesel engine retarder sales increased over 25% for the nine month period.

     Operating profit margins for the third quarter of 16.6% increased from 15.3% in 2001 due to the significantly higher production volumes and shipment levels in 2002. Margins for the nine month period increased from 13.4% to 14.9% due to the impact of higher revenue levels, cost reduction actions and the cessation of goodwill amortization as of January 1, 2002.

Gross Profit

     Gross profit margin for the third quarter of 2002, as a percentage of sales, was 39.9%, 70 basis points higher than 2001 levels. This gain was driven primarily by higher core sales volumes and cost reduction programs implemented across both business segments. Gross profit margin for the nine-month period of 38.8% improved slightly from the 38.6% reported in 2001.

Operating Expenses

     Selling, general and administrative expenses for the 2002 third quarter were 43% higher than in 2001. Acquisitions completed since the third quarter of 2001 added approximately $63 million to third quarter spending levels, accounting for the majority of the increase. As a percentage of sales, these costs were 23.7% and 21.1% in 2002 and 2001, respectively, reflecting the higher relative spending levels of recently acquired businesses and the impact of variable spending related to core revenue increases.

     Selling, general and administrative expenses for the 2002 nine-month period were 27% higher than in 2001. Acquisitions accounted for a 29% increase in spending levels, while cost reductions in core businesses generated an overall 2% decline.

Restructuring

     In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $0.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality and industrial controls divisions, due to deteriorating financial performance and higher cost excess facility capacity. The primary objective of the restructuring plan is to reduce operating costs by consolidating, eliminating and/or downsizing existing operating locations. No significant product lines are being discontinued. Severance costs for the termination of approximately 1,100 employees approximates $49 million. These employees include all classes of employees, including hourly direct, indirect salaried and management personnel, at the affected facilities. Approximately $16 million of the charge was to impair assets associated with the closure of 16 manufacturing and distribution facilities in North America and Europe. The assets impaired were principally equipment and leasehold improvements associated with the 16 facilities to be closed. The remainder of the charge was for other exit costs including lease termination costs. Approximately $25.5 million of the $69.7 million charge relates to our Tools and Components segment and approximately $44.2 million of the charge relates to our Process/Environmental Controls segment.

     The expected annual pre-tax cost reduction, net of increased costs at other facilities, from the restructuring is approximately $38 million of which approximately 50% is expected to be realized in 2002 with the full year benefit realized in 2003. These net cost reductions will primarily reduce the cost of goods sold in the Company's statement of earnings. While certain estimates are required in determining the net amount of cost savings realized, based on the Company's analysis of the impact of the restructuring, management believes these net costs savings are being realized.

     As of December 31, 2001 and September 27, 2002, there had been no adjustments to the liability recorded as part of the restructuring charge.

     In conjunction with the closing of the facilities, approximately $4 million of inventory was written off in the fourth quarter of 2001 as unusable in future operating locations. This inventory consisted principally of component parts and raw materials, which were either redundant to inventory at the facilities being merged and/or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated.

Interest Expense

     The Company's debt financing as of September 27, 2002 is composed primarily of $539 million of zero coupon convertible notes due 2021 ("LYONs"), $294 million of 6.25% Eurobond notes due 2005, $250 million of 6% notes due 2008, uncommitted lines and a revolving credit facility which provides senior financing of $500 million for general corporate purposes. The interest rates for borrowing under the revolving credit facility float with base rates. There have been no borrowings under this facility since it was established in June 2001.

     Net interest expense of $10.3 million in the third quarter of 2002 was $3.0 million higher than the corresponding 2001 period. Returns on invested cash balances fell significantly, as general short-term market interest rates declined throughout 2001. Net interest expense for the nine month period rose $13.1 million compared to 2001, driven also by the decline in short-term interest rates, reducing interest income, and higher average net debt levels during 2002. Interest income of $2.4 million and $4.3 million was recognized in the 2002 and 2001 third quarters, respectively, and interest income of $6.9 million and $16.3 million was recognized in the 2002 and 2001 nine- month periods, respectively.

Income Taxes

     The effective tax rate of 34.5% thus far for 2002 is 3.0% lower than the 2001 effective rate, mainly due to the effect of adopting SFAS No. 142 and its resulting cessation of goodwill amortization, and also due to a higher proportion of foreign earnings thus far in 2002 compared to 2001.

Liquidity and Capital Resources

     Operating cash flow grew $135.1 million, or 31.4% during the first nine months of 2002 as compared to 2001. All working capital components showed improvement during the first nine months of 2002, driven both by Danaher Business System efforts to improve asset turnover, and by reductions in accounts receivable and inventories resulting from declining core sales volumes. Capital spending of $45.0 million for the 2002 nine month period decreased $14.7 million from 2001, as increased capital spending from new acquisitions was more than offset by declines in core businesses. Disposals of fixed assets yielded $19.3 million of cash proceeds for the nine month period, primarily due to the sale of five facilities in the second and third quarters of 2002 for cash proceeds of $14.8 million. A net after-tax gain of $3.4 million, approximately $0.02 per share, was recorded on the facility sales, including $1.8 million or $0.01 per share in the third quarter.

     In March 2002, the Company completed the issuance of 6.9 million shares of the Company's common stock. Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million. The Company has used the proceeds to repay approximately $230 million of short-term borrowings incurred in the 2002 first quarter and is using the remainder for general corporate purposes, including future acquisitions.

     Total debt under the Company's borrowing facilities increased to $1,253.4 million at September 27, 2002, compared to $1,191.7 million at December 31, 2001. This increase was due primarily to the change in the U.S dollar/Euro exchange rates and the resulting impact on the Company's Euro denominated debt. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375%. Holders of the LYONs may convert each of their LYONs into 7.2676 shares of Danaher common stock (in the aggregate for all LYONs, approximately 6.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company's option, on January 22, 2004 or on January 22, 2011. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

     The Company has completed numerous acquisitions of existing businesses during the nine-month period ended September 27, 2002 as well as the years ended December 31, 2001 and 2000. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company. All of the acquisitions during this time period have been additions to the Company's Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company's financial statements. This goodwill arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets, and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

     Net cash paid for acquisitions was $937.8 million for the first nine months of 2002. On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $66 million (including $56 million in cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at closing and subsequent to closing. On February 5, 2002, the Company acquired Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc for approximately $400 million in cash. On February 4, 2002, the Company acquired Viridor Instrumentation Limited from the Pennon Group plc for approximately $135 million in cash. On February 1, 2002, the Company acquired Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc for approximately $318 million in cash in addition to $7 million of assumed net debt. In addition, the Company acquired eight smaller companies during the first nine months of 2002 for a total consideration of approximately $157 million in cash.

         On January 2, 2001, the Company acquired United Power Corporation for approximately $108 million in cash. The Company also disposed of two small product lines during the 2001 first quarter, yielding cash proceeds of approximately $32 million. There was no material gain or loss recognized on the sale of these product lines. The Company acquired 11 smaller companies during 2001 for total cash consideration of approximately $331 million. In general, each company is a manufacturer and assembler of light electronic control and instrumentation products, in markets including electronic and network test, aerospace, industrial controls, and water quality. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 11 companies individually has less than $50 million in annual revenues and were purchased for a price of less than $70 million.

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

         The Company's Matco subsidiary has sold, with recourse, certain of its accounts and notes receivable. Amounts outstanding under this program approximated $95 million as of September 27, 2002. The subsidiary accounts for this sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of SFAS No. 125." A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

         On June 28, 2001, the Company replaced its $250 million bank credit facility with a new $500 million credit facility. The new facility provides funds for general corporate purposes and has a five-year term. There have been no borrowings under either facility during 2001 or 2002. Additionally, there have been no borrowings under the Company's uncommitted lines of credit during the third quarter of 2002.

         Due to declines in the equity markets, the fair value of the Company's pension fund assets has decreased since the fourth quarter of 2001. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", the Company expects to record a minimum pension liability adjustment at December 31, 2002. This would result in a direct charge to stockholders' equity and would not impact net income, but would be included in other comprehensive income. The charge to stockholders' equity will be determined based on the final pension plan valuation, and is expected to be less than $50 million.

         In the third quarter of 2001, the Company repurchased 200,500 shares of its common stock at a cost of $9.2 million.

         The Company declared a regular quarterly dividend of $0.025 per share payable on October 31, 2002, to holders of record on September 27, 2002.

         Operating cash flow is an important source of liquidity for the Company. The Company attempts to maximize the cash flow from its operating businesses and attempts to keep the working capital employed in the business to the minimum level required for efficient operations. A decrease in demand for the Company's products would reduce the availability of funds generated from operations.

         The cash and cash equivalents of $803.2 million on the Company's September 27, 2002 balance sheet were invested in highly liquid investment grade short term instruments. The Company's cash provided from operations, as well as credit facilities available, should provide sufficient available funds for the foreseeable future to meet normal working capital requirements, capital expenditures, dividends, scheduled debt repayments, and to fund acquisitions, if applicable.

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

Accounts receivable - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of our customers were to deteriorate to a greater degree than anticipated, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory - The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Acquired intangibles - The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements. The following represents a summary of the changes in goodwill and other intangible assets, net for the years ended December, 31, 2000 and December 31,2001 and for the nine-months ended September 27, 2002 ($ in 000's):


     Balance January 1, 2000                                         $1,292,289
     Attributable to current year acquisitions                          608,394
     Amortization                                                       (48,586)
     Other changes, including adjustments of purchase
       price, purchase allocations and the effect of
       foreign currency translations                                     11,803
                                                                     ----------
     Balance December 31, 2000                                        1,863,900
     Attributable to current year acquisitions                          385,774
     Amortization                                                       (64,705)
     Other changes, including adjustments of purchase
       price, purchase allocations and the effect of
       purchase allocations and the                                     107,688
                                                                     ----------
     Balance, December 31, 2001                                       2,292,657
     Attributable to current year acquisitions                          923,512
     Writedown of Goodwill (Note 6)                                    (200,000)

     Amortization                                                        (6,444)
     Other changes, including adjustments of purchase
       price, purchase allocations and the
       effect of foreign currency translations                           13,942
                                                                     ----------
     Balance, September 27, 2002                                     $3,023,667
                                                                     ==========

Long-lived assets - The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows.

Purchase accounting - In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

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

         The fair value of the Company's fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 27, 2002, the market value of the Company's fixed-rate long-term debt would be impacted by a net decrease of $18 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company's results of operations or financial conditions under current accounting principles.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports filed on Form 8-K:  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  DANAHER CORPORATION:

Date:  October 17, 2002     By: /s/ Patrick W. Allender
       ----------------         -----------------------
                             Patrick W. Allender
                             Chief Financial Officer

Date:  October 17, 2002     By: /s/ Christopher C. McMahon
       ----------------         ---------------------------
                             Christopher C. McMahon
                             Controller

                                 Certifications

I, H. Lawrence Culp, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 17, 2002                   /s/  H. Lawrence Culp, Jr.
                                            --------------------------
                                   Name:    H. Lawrence Culp, Jr.
                                   Title:   President and Chief Executive
                                            Officer

I, Patrick W. Allender, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for Danaher Corporation's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 17, 2002                   /s/  Patrick W. Allender
                                            ------------------------
                                   Name:    Patrick W. Allender
                                   Title:   Executive Vice President and Chief
                                            Financial Officer