Form 10-K
period 2002-12-31
DANAHER CORP /DE/
filed 2003-03-28
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of incorporation)	(I.R.S. Employer Identification number)

2099 Pennsylvania Ave. NW Washington, D.C.	20006-1813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchanges on which registered
Common Stock $.01 par Value	New York Stock Exchange, Inc. Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).

Yes X	No

As of March 17, 2003, the number of shares of common stock outstanding was 152.7 million and were held by approximately 2,800 holders. The aggregate market value of common shares held by non-affiliates of the Registrant on June 28, 2002 was approximately $7.6 billion, based upon the closing price of the Company’s common shares as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 48

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for its 2003 annual meeting of stockholders. With the exception of the pages of the 2003 Proxy Statement specifically incorporated herein by reference, the 2003 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to:

•	the Company’s ability to continue longstanding relationships with major customers and penetrate new channels of distribution;
•	increased competition;
•	demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products in the Process/Environmental Controls segment;
•	adverse changes in currency exchange rates or raw material commodity prices;
•	unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters;
•	risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, different protection of intellectual property and changes in laws or licensing or regulatory requirements;
•	risks related to the U.S. and international response to recent terrorist activities and the potential for war in Iraq;
•	changes in the environment for making acquisitions and dispositions, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;
•	the Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;
•	the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and
•	other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

PART I

ITEM 1.    BUSINESS

Operating Segments

Danaher conducts its operations through two business segments: Process/Environmental Controls and Tools & Components. The Process/Environmental Controls segment accounted for approximately 74% of Danaher’s revenues in 2002 and the Tools & Components segment accounted for approximately 26% of Danaher’s revenues in 2002. For additional information regarding the Company’s segments, please refer to Note 14 in the Consolidated Financial Statements included in this Annual Report.

PROCESS/ENVIRONMENTAL CONTROLS

The Process/Environmental Controls segment encompasses four strategic platforms (Motion, Environmental, Electronic Test, and Product Identification) and three focused niche businesses (Power Quality, Aerospace and Defense, and Industrial Controls). Process/Environmental Controls products are distributed by the Company’s sales personnel and independent representatives to distributors, end-users, and original equipment manufacturers.

STRATEGIC PLATFORMS

Electronic Test. The Electronic Test platform, representing approximately 20% of segment revenue in 2002, was created through the acquisition of Fluke Corporation in 1998, and has since been supplemented by various acquisitions. Fluke designs, manufactures, and markets a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, temperature, pressure, and other key electrical parameters.

In 2000, Fluke Networks was separated from Fluke as a stand-alone business unit. Fluke Networks provides software and hardware products used for the testing, monitoring, and analysis of local and wide area (“enterprise”) networks and the fiber and copper infrastructure of those networks.

The Company believes that the Fluke and Fluke Networks brand names and trade dress are well-recognized and well-regarded among targeted customers. Both Fluke and Fluke Networks are leaders in their served market segments.

Environmental. As of December 31, 2002, Environmental, representing approximately 30% of segment revenue in 2002, was Danaher’s largest strategic platform. The Environmental platform serves two main markets: water quality and retail/commercial petroleum.

Danaher’s water quality operations provide a wide range of instruments, related consumables, and services used to detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, and ultrapure water. Typical users of these products include municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, and third-party testing laboratories. The Company is a worldwide leader in this market, providing products under a variety of well-known brands. We entered the water quality sector in 1996 and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions including Dr. Lange, Hach Company, and Viridor Instrumentation, which was acquired in February 2002.

Through the Gilbarco Veeder-Root business, Danaher is a leading worldwide provider of technologies and services for the retail/commercial petroleum market. The Company designs, manufactures, and markets a wide range of products including monitoring and leak detection systems, vapor recovery equipment, fuel dispensers, point-of-sale and merchandising systems, and submersible turbine pumps. Within our target markets, we also provide remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support. Danaher has participated in the retail/commercial petroleum market since the mid-1980s through its Veeder-Root business, and substantially enhanced its geographic coverage and product and service breadth through the recent acquisitions of Red Jacket and of Gilbarco (formerly known as Marconi Commerce Systems), which was acquired in February 2002.

Motion. Danaher’s Motion platform, representing approximately 20% of segment revenue in 2002, provides motors, drives, controls, mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators) and related products for various precision motion markets such as packaging equipment, medical equipment, robotics, circuit board assembly equipment, and electric vehicles such as lift trucks. The Company is currently one of the leading worldwide providers of precision motion control equipment. We entered the motion industry through the acquisition of Pacific Scientific Company in 1998, and have subsequently expanded our product and geographic breadth with various additional acquisitions, including American Precision Industries, Kollmorgen Corporation, the motion businesses of Warner Electric Company, and Thomson Industries, which was acquired in October 2002. Operations in the Motion platform are conducted through three divisions: General Purpose Systems, addressing general motion applications, Linear Motion Systems, addressing linear motion applications, and Specialty Motors, addressing minimotor applications.

Product Identification. The Product Identification platform, which accounted for approximately 10% of segment revenues in 2002, designs, manufactures, and markets a variety of equipment used to print bar codes, date codes, lot codes, and other tracking and marketing information on primary and secondary packaging. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, and commercial printing and mailing operations. Danaher entered the Product Identification market through the acquisition of Videojet (formerly known as Marconi Data Systems) in February 2002. The acquisition of Willett International in January 2003, further expanded the product and geographic coverage of this platform. Today, Danaher is a leader in its served Product Identification market segments.

FOCUSED NICHE BUSINESSES

Aerospace and Defense. Aerospace and Defense designs, manufactures, and markets a variety of aircraft safety equipment, including smoke detection and fire suppression systems, energetic material systems, electronic security systems, motors and actuators, and electrical power generation and management subsystems, as well as submarine periscopes and photonic masts. These product lines came principally from the Pacific Scientific and Kollmorgen acquisitions, and are marketed under the Pacific Scientific, Sunbank, Securaplane, Kollmorgen Electro-Optical, and Calzoni brands.

Industrial Control. Danaher’s Industrial Control products include instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, and time, as well as level and flow measurement devices for various non-water-related end-markets. These products are marketed under a variety of brands, including Dynapar, Eagle Signal, Hengstler, Partlow, Anderson, West, Dolan-Jenner, Namco, GEMS Sensors, and Setra.

Power Quality. Power Quality serves two general markets. Through the Danaher Power Solutions business, Danaher provides products such as digital static transfer switches, power distribution units, and transient voltage surge suppressors. Sold under the Cyberex, Current Technology, Joslyn and United Power brands, these products are typically incorporated within systems used to ensure high-quality, reliable power in commercial and industrial environments. Danaher’s other power quality businesses provide a variety of products, marketed under the Joslyn Hi-Voltage, Joslyn, Qualitrol, Jennings, and Fisher-Pierce brands, and are mainly used in power transmission and distribution systems. Customers are primarily utilities.

TOOLS & COMPONENTS

The Tools & Components segment encompasses one strategic platform, Mechanics’ Hand Tools, and five focused niche businesses. Products are distributed by the Company’s sales personnel and independent representatives to distributors, end-users, and original equipment manufacturers.

STRATEGIC PLATFORM

Mechanics’ Hand Tools. The Mechanics’ Hand Tools platform, representing approximately 65% of segment revenue in 2002, encompasses two businesses: Danaher Tool Group (“DTG”) and Matco Tools Corporation (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.’s Craftsman® line of mechanics’ hand tools for over 60 years. DTG has also been the primary supplier of specialized automotive service tools to the National Automotive Parts Association (NAPA) for over 30 years, and the designated supplier of general purpose mechanics’ hand tools to NAPA since 1983. In addition to this private label business, Danaher also markets various products under its own brand names, including mechanics’ hand tools for industrial and consumer markets under the Armstrong, Allen and Sata brands, automotive service tools under the K-D Tools brand, and specialty fasteners under the Holo-Krome brand.

Matco manufactures and distributes professional automotive equipment, tools, and toolboxes through independent mobile distributors, who sell primarily to professional mechanics. The business is one of the leaders in the hand tool mobile distribution channel.

FOCUSED NICHE BUSINESSES

Delta Consolidated Industries. Delta is a leading manufacturer of automotive truckboxes and industrial gang boxes, which it sells under the DELTA and JOBOX brands.

Hennessy Industries. Hennessy is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the Ammco, Bada, and Coats brands.

Jacobs Chuck Manufacturing Company. Jacobs designs, manufactures, and markets chucks and precision tool and workholders, primarily for the portable power tool industry. Founded by the inventor of the three-jaw drill chuck, Jacobs maintains a worldwide leadership position in drill chucks.

Jacobs Vehicle Systems (“JVS”). JVS is a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling Jake Brake brand engine retarders for class 7 and 8 vehicles and exhaust brakes for class 2 through 7 vehicles. With over 2 million engine retarders installed, JVS has maintained a leadership position in its industry since introducing the first engine retarder in 1961.

Joslyn Manufacturing Company. Joslyn Manufacturing designs, manufactures, and markets pole line hardware, electrical apparatus, and termination enclosures for the electrical utility and telecommunications markets.

The following discussions of Raw Materials, Patents/Trademarks, Competition, Seasonal Nature of Business, Backlog, Employee Relations, Research and Development, Government Contracts, Environmental and

Safety Regulations, International Operations and Major Customers include information common to both of our segments.

Raw Materials

The Company’s manufacturing operations employ a wide variety of raw materials. Danaher believes that it will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Patents/Trademarks

The Company owns numerous patents and trademarks, and has also acquired licenses under patents and trademarks owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent or trademark to be of material importance to either segment or to the business as a whole. From time to time, however, the Company does engage in litigation to protect its patents and trademarks.

Competition

Our served markets are generally highly competitive and global in nature. Because of the diversity of products the Company manufactures and the variety of markets it serves, the Company encounters a wide variety of competitors. The Company faces numerous regional or specialized competitors, many of which are well-established in their markets. In addition, some of the Company’s competitors are larger companies or divisions of larger companies that have greater sales, marketing, research, and financial resources than the Company. Key competitive factors typically include price, quality, delivery speed, service and support, innovation, product features and performance, and brand name.

Seasonal Nature of Business

Although certain Danaher businesses experience seasonal fluctuations in demand, as a whole, the Company is not subject to material seasonality.

Backlog

Backlog is generally not considered a significant factor in the Company’s business as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products.

Employee Relations

At December 31, 2002, the Company employed approximately 29,000 permanent and temporary persons, of which approximately 17,000 were employed in the United States and approximately 12,000 were employed outside the United States. Of these United States employees, approximately 3,200 were hourly-rated unionized employees. The Company also has government-mandated collective bargaining arrangements or union contracts in other countries. The Company considers its labor relations to be good.

Research and Development

The Company’s research and development expenditures were approximately $174 million for 2002, $119 million for 2001 and $138 million for 2000. The Company conducts research and development activities for the purpose of developing new products and services and improving existing products and services.

Government Contracts

The Company has agreements relating to the sale of products to government entities, primarily defense-related products and water and wastewater related products, and, as a result, is subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts. The Company’s agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. The Company is also subject to investigation and audit for compliance with the regulations governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these regulations might result in suspension of these contracts, administrative penalties or suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Environmental and Safety Regulations

Certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. The Company believes that it is in substantial compliance with applicable environmental, health and safety laws and regulations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position.

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of or exposure to hazardous substances. The Company has received notification from the U.S. Environmental Protection Agency, and from state and foreign environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company, previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. Danaher acquired JMC in September 1995. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future.

The Company has made a provision for environmental remediation; however, there can be no assurance that estimates of environmental liabilities will not change. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. While the Company actively pursues appropriate insurance recoveries, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. In view of the Company’s financial position and reserves for environmental matters, the Company believes that its liability, if any, for past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operation, financial condition and cash flow.

International Operations

The Company’s net revenue originating outside the U.S., as a percentage of the Company’s total net revenue, was approximately 28 percent in 2002, 31 percent in 2001 and 24 percent in 2000. The Company’s long-lived assets located outside of the U.S., as a percentage of the Company’s total long-lived assets, was approximately 15 percent in 2002, 12 percent in 2001 and 5 percent in 2000. Most of the Company’s sales in international markets are made by foreign sales subsidiaries and through various representatives and distributors. However, the Company also sells into international markets directly from the U.S.

The Company’s international business is subject to risks customarily encountered in foreign operations, including interruption in the transportation of parts to the Company and finished goods to the Company’s customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt incurred, or investment and finance receivable portfolios held. The U.S. and international response to recent terrorist activities, and the potential for war in Iraq, could exacerbate these risks. Financial information about the Company’s international operations is contained in Note 14 of the consolidated financial statements included in Item 8 of this report.

Major Customers

The Company has no customers which accounted for more than 10% of consolidated sales in 2002. The Company’s largest single customer is Sears, Roebuck and Co. (“Sears”), and although the relationship with Sears is long-standing, the Company believes the loss or material reduction of this business could have a material adverse effect on the results of operations of the Tools and Components segment and of the Company as a whole.

Available Information

The Company maintains an internet website at www.danaher.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to, the SEC. The Company’s Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Danaher Corporation, originally DMG, Inc., was organized in 1969 as a Massachusetts real estate investment trust. In 1978 it was reorganized as a Florida corporation under the name Diversified Mortgage Investors, Inc. (“DMI”) which in a second reorganization in 1980 became a subsidiary of a newly created holding company named DMG, Inc. The Company adopted the name Danaher in 1984 and was reincorporated as a Delaware corporation following the 1986 annual meeting of shareholders.

ITEM 2.    PROPERTIES

The Company’s corporate headquarters are located in Washington, D.C. At December 31, 2002, the Company had approximately 130 significant manufacturing and distribution locations worldwide, comprising approximately 17 million square feet, of which approximately 11 million square feet are owned and approximately 6 million square feet are leased. Of these manufacturing and distribution locations, approximately 85 facilities are located in the United States and approximately 45 are located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada, and Latin America. The approximate number of manufacturing and distribution locations by business segment are: Process/ Environmental Controls, 95; and Tools and Components, 35. The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.    LEGAL PROCEEDINGS

The Company has been engaged in product liability litigation related to an air tool product line that was disposed in 1987. The Company has accepted an agreement, in principle, to settle the claims related to this litigation. The Company believes that completion of this settlement will not result in a material adverse effect on the Company’s results of operations or financial condition.

In addition to the litigation noted above, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company estimates its exposure for product liability and accrues for this estimated liability up to the limits of the deductibles under available insurance coverage. All other claims and lawsuits are handled on a case-by-case basis. As previously noted under Item 1, the Company is also involved in proceedings with respect to environmental matters, including sites where it has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company believes that the results of the above-noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company’s results of operations, cash flows or financial condition, notwithstanding any related insurance recoveries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol DHR. On March 17, 2003, there were approximately 2,800 registered holders of record of the Company’s common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2002			2001
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$74.25	$58.51	$.02	$68.69	$52.21	$0.02
Second quarter	75.46	61.28	.02	65.49	51.51	0.02
Third quarter	66.36	52.60	.025	59.20	43.90	0.02
Fourth quarter	67.19	52.98	.025	64.10	45.57	0.02

The payment of dividends by the Company in the future will be determined by the Company’s Board of Directors and will depend on business conditions, the Company’s financial earnings and other factors.

ITEM 6.    SELECTED FINANCIAL DATA

	2002		2001		2000	1999		1998
	(in thousands except per share data)
Sales	$4,577,232		$3,782,444		$3,777,777	$3,197,238		$3,047,061
Operating profit	701,122	(c)	502,011	(c)	552,149	458,007		384,112
Net earnings before effect of accounting change and reduction of income tax reserves related to previously discontinued operation	434,141	(c)	297,665	(c)	324,213	261,624	(b)	192,186	(a)
Net earnings	290,391	(c)	297,665	(c)	324,213	261,624	(b)	192,186	(a)
Earnings per share before accounting change and reduction of income tax reserves related to previously discontinued operation
Basic	2.89	(c)	2.07	(c)	2.28	1.84	(b)	1.37	(a)
Diluted	2.79	(c)	2.01	(c)	2.23	1.79	(b)	1.33	(a)
Earnings per share
Basic	1.93	(c)	2.07	(c)	2.28	1.84	(b)	1.37	(a)
Diluted	1.88	(c)	2.01	(c)	2.23	1.79	(b)	1.33	(a)
Dividends per share	0.09		0.08		0.07	0.07		0.09
Total assets	6,029,145		4,820,483		4,031,679	3,047,071		2,840,859
Total debt	1,309,964		1,191,689		795,190	374,634		503,639

(a)	Includes $28.6 million in after-tax costs ($0.20 per share) from the merger with the Fluke Corporation.
(b)	Includes $9.8 million in after-tax costs ($0.07 per share) from the merger with the Hach Company.
(c)	Includes $69.7 million ($43.5 million after-tax or $0.29 per share) in costs from restructuring charges taken in the fourth quarter of 2001 and an adjustment of $6.3 million ($4.1 million after-tax or $0.03 per share) in after-tax costs recorded in the fourth quarter of 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements.

Overview

Danaher Corporation designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in two business segments: Process/Environmental Controls and Tools and Components. The Process/Environmental Controls segment is a leading producer of environmental products, including water quality analytical instrumentation and leak detection systems for underground fuel storage tanks; retail petroleum automation products; compact professional electronic test tools; product identification equipment and consumables; and motion, position, speed, temperature, pressure, level, flow, particulate and power reliability and quality control and safety devices. In its Tools and Components Segment, the Company is a leading producer and distributor of general purpose mechanics’ hand tools and automotive specialty tools, as well as of toolboxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, and hardware and components for the power generation and transmission industries.

Management believes that the Company’s future sales growth will come from both core organic growth and acquisitions. The Company invests significant resources in its organic growth initiatives across its business units. Additionally, the Company has completed numerous acquisitions and expects new acquisitions to provide revenue growth in the future. During 2003, the Company expects its primary served markets to remain essentially flat, with the majority of its revenue growth coming from market share gains and geographic expansion.

Results of Operations

Summary Of Sales By Business Segment.

	2002		2001		2000
	(in thousands)
Process/Environmental Controls	$3,385,154	74.0%	$2,616,797	69.2%	$2,441,986	64.6%
Tools and Components	1,192,078	26.0%	1,165,647	30.8%	1,335,791	35.4%

	$4,577,232	100.0%	$3,782,444	100.0%	$3,777,777	100.0%

PROCESS/ENVIRONMENTAL CONTROLS

The Process/Environmental Controls segment is comprised of Hach Company, the Dr. Bruno Lange Group, Videojet Technologies, Fluke Corporation, Fluke Networks, Gilbarco, Veeder-Root Company, the Danaher Industrial Controls Group, the Danaher Motion Group (including General Purpose Systems, Linear Motion Systems and the Specialty Motors Division), Gems Sensors, Danaher Power Solutions, QualiTROL Corporation, and the aerospace and defense businesses of Pacific Scientific and Kollmorgen Corporation. These companies produce and sell compact, professional electronic test tools; product identification equipment and consumables; retail petroleum automation products; underground storage tank leak detection systems; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; communication line products; power protection products; liquid flow and quality measuring devices; quality assurance products and systems; safety devices; and electronic and mechanical counting and controlling devices.

2002 COMPARED TO 2001

Sales of the Process/Environmental Controls segment increased 29% in 2002 compared to 2001. The acquisitions in February 2002 of Gilbarco and Videojet Technologies as well as several smaller 2001 and 2002 acquisitions provided a 36% increase in segment sales. This increase was offset by an 8% unit volume decline in existing businesses. A favorable currency translation impact provided a 1% revenue increase, and prices were essentially flat compared to 2001.

Revenues from the Company’s environmental business, representing approximately 30% of segment revenue, increased over 90% in 2002 compared to 2001, resulting primarily from the acquisitions of Gilbarco and Viridor in February 2002 and two smaller acquisitions completed in 2002 and 2001. Acquisitions provided the entirety of this growth, as core operations declined approximately 2%. Modest growth in the Company’s water quality business units was offset by weakness in demand for ultrapure instrumentation, brought on primarily by weakness in semiconductor end markets, and in Veeder-Root’s leak detection market. The Company believes geopolitical uncertainties in oil-producing regions contributed to the decline in demand in the end markets served by the Gilbarco/Veeder-Root business in 2002. Electronic test revenues, representing approximately 20% of segment revenues, grew 6% during 2002, also due to acquisition activity. Acquisitions contributed 11% of this growth, which was offset by a core volume decline of 5%, resulting from weakness in both industrial and network test equipment sales. Sales in the Company’s motion businesses, representing approximately 20% of segment revenues, declined 3%, as a core volume decline of 9% was offset by acquisition growth of 6%. Continued softness in semiconductor and electronic assembly end market demand was a leading factor in motion’s core volume decline.

Aerospace and defense revenues increased 7% in 2002, resulting from acquisition activity of 5% and core volume growth of 2%. Power quality sales declined 28% in 2002, due to a significant decline in end user demand that began in early 2001 and has continued through 2002. Sales of the Company’s industrial controls product lines fell 7% due to recession-related weakness in their served end markets. In February 2002, the Company established its product identification business with the acquisition of Videojet Technologies, which accounted for approximately 11% of the segment’s growth during 2002.

Operating profit margins for the segment were 16.0% in 2002 compared to 14.9% in 2001. Excluding the impact of the 2001 restructuring program from both 2002 and 2001, margins decreased 0.7 points from 16.5% in 2001 to 15.8% in 2002. Approximately 130 basis points of the change in operating margin resulted from the dilutive impact of lower operating margins of the new businesses acquired during 2001 and 2002. Additionally, margin declines from lower sales volumes at the business units described above, and increases in expenditures on growth opportunities in the segment, were offset by the cessation of goodwill amortization as of January 1, 2002, and other cost reductions including the partial benefit of the 2001 restructuring actions.

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

Revenues from the motion business grew approximately 20% from 2000 levels. An increase of 40% from acquisitions was offset by declines in revenues from existing businesses of approximately 20%, driven by recession-related weakness in end markets, particularly semiconductor end markets. Electronic test revenues declined 1.5%. Acquisition growth of 3.5% and continued growth in sales of Fluke Networks business were offset by declines in sales of Fluke industrial products. Environmental revenues for 2001 increased 17% from 2000. 7% of this growth resulted from acquisitions, with the balance coming from core growth in the Veeder-Root and water quality product lines. The Company’s aerospace and defense business units grew 39% in 2001. Acquisition growth of 30%, in particular that provided by the full-year impact of the Kollmorgen acquisition, accounted for most of the increase. Power quality revenues declined 14% in 2001, as net acquisition growth of 6% offset significant declines in end-user demand.

Operating profit margins, excluding the effects of the restructuring charge recorded in the fourth quarter of 2001, increased from 15.7% to 16.5% due to aggressive cost reduction actions across all business units and continued margin improvements in recently acquired companies.

TOOLS AND COMPONENTS

The Tools and Components Segment is comprised of the Danaher Hand Tool Group (including the Special Markets, Asian Tools, Professional Tools and Matco Tools Divisions), Jacobs Chuck Manufacturing Company, Delta Consolidated Industries, Jacobs Vehicle Systems, Hennessy Industries, and the hardware and electrical apparatus lines of Joslyn Manufacturing Company. This segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by these companies include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; custom-designed headed tools and components; hardware and components for the power generation and transmission industries; and high-quality precision socket screws, fasteners, and miniature precision parts.

2002 COMPARED TO 2001

Revenues in the Tools and Components segment grew 2% in 2002. The entirety of this growth represents core sales volume growth, as there were no acquisitions in this segment during 2001 and 2002, and price and currency impacts were negligible. Hand tool revenues, representing approximately 65% of segment sales, grew 2%, generated primarily by increases in the Matco sales channel as a result of continued market share gains. Additionally, hand tool revenues in the Company’s Asian channels grew, but were offset by declines in domestic retail channels. Sales of diesel engine retarders at the Jacobs Vehicle Systems business unit increased significantly, as OEM customers accelerated their 2002 order rates to meet a regulatory deadline. Diesel engine retarder demand declined sharply following passage of the regulatory deadline in October 2002, and is expected to negatively impact engine retarder revenues during 2003. Increases in this segment in 2002 were offset by declines in the Delta and Jacobs Chuck business units.

Operating profit margins for the segment were 15.2% in 2002 compared to 11.3% in 2001. Excluding the impact of the 2001 restructuring program from both 2002 and 2001, margins increased 1.6 points from 13.5% in 2001 to 15.1% in 2002. This increase resulted from the effect of higher revenue levels, the cessation of goodwill amortization as of January 1, 2002, and other cost reductions including the partial benefit of the 2001 restructuring actions.

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

GROSS PROFIT

Gross profit margin for 2002 was 39.0%, an increase of 0.8 points compared to 38.2% in 2001. This increase resulted from the benefits of the 2001 restructuring program and other improvements in the gross margins of core business units, in addition to the effect of slightly higher gross margins of newly acquired businesses.

Gross profit margin in 2001 was 38.2%, a 0.5% decrease compared to 38.7% achieved in 2000. Lower core volume and lower margins associated with businesses acquired in 2000 and 2001 drove the reduction, and were partially offset by overhead cost reductions and process improvements in all business units.

OPERATING EXPENSES

In 2002, selling, general and administrative expenses were 23.8% of sales, an increase of 0.7 points from 2001 levels. This increase is due primarily to the effect of newly acquired businesses and their higher relative cost structures, offset by the elimination of goodwill amortization effective January 1, 2002.

Selling, general and administrative expenses for 2001 as a percentage of sales were 23.1%, 1 point lower than in 2000. Aggressive cost reductions and reductions in discretionary spending implemented in late 2000 and throughout 2001 drove this decrease.

RESTRUCTURING CHARGE

In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $0.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality and industrial controls divisions, to improve financial performance. The primary objective of the restructuring plan was to reduce operating costs by consolidating, eliminating and/or downsizing existing operating locations. No significant product lines have been discontinued. Severance costs for the termination of approximately 1,100 employees was estimated at $49 million. These employees include all classes of employees, including hourly direct, indirect salaried and management personnel, at the affected facilities. Approximately $16 million of the charge was to provide for impaired assets associated with the closure of 16 manufacturing and distribution facilities in North America and Europe. The assets impaired were principally equipment and leasehold improvements associated with the facilities to be closed. The remainder of the charge was for other exit costs including lease termination costs. Approximately $25.5 million of the $69.7 million charge related to the Tools and Components segments and approximately $44.2 million of the charge related to the Process/Environmental Controls segment. A table describing the application of the restructuring accrual is included in Note 3 to the Company’s Consolidated Financial Statements.

The expected annual pre-tax cost reduction, net of increased costs at other facilities, from the restructuring is approximately $38 million of which approximately 50% has been realized in 2002 with the full year benefit to be realized in 2003. These net cost reductions will primarily reduce the cost of goods sold in the Company’s Consolidated Statement of Earnings. As of December 31, 2002, the restructuring program has been substantially completed as planned. While certain estimates are required in determining the net amount of cost savings achieved, based on the Company’s analysis of the impact of the restructuring, management believes these net costs savings have been realized.

Due to minor changes to the original restructuring plan and to costs incurred being less than estimated, in December 2002, the Company adjusted its restructuring reserves accrued as part of the fourth quarter 2001 restructuring charge by approximately $6.3 million ($4.1 million after tax, or $0.03 per share).

In conjunction with the closing of the facilities, approximately $4 million of inventory was written off in the fourth quarter of 2001 as unusable in future operating locations. This inventory consisted principally of component parts and raw materials, which were either redundant to inventory at the facilities being merged and/or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated. The inventory write-off was included in Cost of Sales in the fourth quarter of 2001 and was not part of the restructuring charge.

INTEREST COSTS AND FINANCING TRANSACTIONS

The Company’s debt financing as of December 31, 2002 was composed primarily of $542 million of zero coupon convertible notes due 2021 (“LYONs”), $315 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008. The Company maintains uncommitted lines and a revolving $500 million senior unsecured credit facility available for general corporate purposes. There have been no borrowings under the revolving credit facility since it was established in June 2001. Borrowings under the revolving credit agreement bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s current debt rating. The credit facility has a fixed five year term. There were no borrowings outstanding under the Company’s uncommitted lines of credit as of December 31, 2002.

Net interest expense of $43.7 million in 2002 was $17.9 million higher than 2001. Returns on invested cash balances fell significantly, as general short-term market interest rates declined substantially throughout 2002. Interest income of $10.3 million and $22.4 million was recognized in 2002 and 2001, respectively. Net interest expense in 2001 was $3.5 million lower than in 2000 due to an increase in interest earned as a result of higher average invested cash balances during 2001.

INCOME TAXES

The 2002 effective tax rate of 34.0% is 3.5% lower than the 2001 effective rate, mainly due to the effect of adopting SFAS No. 142 and its resulting cessation of goodwill amortization, and also due to a higher proportion of foreign earnings in 2002 compared to 2001.

In connection with the completion of a federal income tax audit, the Company adjusted certain income tax related reserves established related to the sale of a previously discontinued operation and recorded a $30 million credit to its fourth quarter 2002 income statement. This credit has been classified separately below net earnings from continuing operations since the tax reserves related to a previously discontinued operation.

The 2001 effective tax rate of 37.5% is 0.5% lower than in 2000, driven primarily by a higher proportion of foreign earnings in 2001 compared to 2000.

INFLATION

The effect of inflation on the Company’s operations has been minimal in 2002, 2001 and 2000.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities.

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2002, the market value of the Company’s fixed-rate long-term debt would decrease by $15 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes will be the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. Since these instruments qualify as “effective” or “perfect” hedges, they will have no impact on net income or stockholders’ equity. See Note 7 of the Consolidated Financial Statements for further discussion.

The Company has a number of manufacturing sites throughout the world and sells its products in more than 30 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures and sells products and services. The Company’s issuance of Eurobond notes in 2000 provides an offset to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.

Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate substantial cash from operations and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis. Being a key source of the Company’s liquidity, operating cash flow grew $101.9 million to $710.3 million in 2002, or 16.7% during 2002 as compared to 2001. The increase in operating cash flow in 2002 over 2001 was primarily the result of higher earnings and improved working capital management. Improvements were achieved in each working capital component during 2002, driven by Danaher Business System efforts to improve asset turnover. Gross capital spending of $65.4 million for 2002 decreased $19.0 million from 2001, as increased capital spending from new acquisitions was more than offset by declines in core businesses. Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the improvement of facilities. In 2003, the Company expects capital spending of approximately $100 million. Disposals of fixed assets yielded $26.5 million of cash proceeds for 2002, primarily due to the sale of six facilities in 2002. A net after-tax gain of $3.9 million, approximately $.02 per share, was recorded on the facility sales and is included as a reduction of selling, general and administrative expenses.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Company also measures its free cash flow. Free cash flow for 2002, which is defined as operating cash flow of $710 million less capital expenditures of $65 million, grew to a record $645 million, an increase of 23% from 2001. Free cash flow for 2001 is defined as operating cash flow of $608 million less capital expenditures of $84 million. Free cash flow provides a measurement of the cash flows from operations available for purposes other than ongoing capital expenditures.

Investing activities for the year ended December 31, 2002, used cash of $1,145 million compared to $488 million of cash used in 2001. As discussed below, the Company has completed numerous acquisitions of existing businesses during the year ended December 31, 2002 as well as the years ended December 31, 2001 and 2000. All of the acquisitions during this time period have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.

On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next 6 years, and an additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005. On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $63 million (including $53 million in net cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at closing and subsequent to closing. On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc in a stock acquisition, for approximately $400 million in cash including transaction costs. On February 4, 2002, the Company acquired 100% of Viridor Instrumentation Limited from the Pennon Group plc in a stock acquisition, for approximately $137 million in cash including transaction costs. On February 1, 2002, the Company acquired 100% of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc in a stock acquisition, for approximately $309 million in cash including transaction costs (net of $17 million of acquired cash). In addition, during the year ended December 31, 2002, the Company acquired 8 smaller companies, for total consideration of approximately $166 million in cash including transaction costs.

On January 2, 2001, the Company acquired 100% of the assets of United Power Corporation for approximately $108 million in cash including transaction costs. The Company acquired 11 smaller companies during 2001 for total cash consideration of approximately $343 million including transaction costs. The Company also disposed of two small product lines during 2001, yielding cash proceeds of approximately $33 million.

On July 3, 2000, the Company acquired 100% of the assets of the motion businesses of Warner Electric Corporation for approximately $147 million cash including transaction costs. On June 20, 2000, the Company acquired 100% of the common stock of Kollmorgen Corporation for approximately $267 million cash including transaction costs. The Company also assumed debt with a fair market value of approximately $95 million in connection with this acquisition. On March 27, 2000, the Company acquired 100% of the common stock of American Precision Industries for approximately $186 million cash including transaction costs. The Company also assumed debt with a fair market value of approximately $60 million in connection with this acquisition. The Company acquired 5 smaller companies during 2000 for total cash consideration of approximately $109 million including transaction costs.

Financing activities generated cash of $516 million in 2002 compared to $410 million in 2001. In March 2002, the Company completed the issuance of 6.9 million shares of the Company’s common stock. Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million. The Company has used the proceeds to repay approximately $230 million of short-term borrowings incurred in the first quarter of 2002 related to the Videojet, Gilbarco and Viridor acquisitions. During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375%. Holders of the LYONs may convert each of their LYONs into 7.2676 shares of Danaher common stock (in the aggregate for all LYONs, approximately 6.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2004 or on January 22, 2011. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Total debt under the Company’s borrowing facilities increased to $1,310.0 million at December 31, 2002, compared to $1,191.7 million at December 31, 2001. This increase was due primarily to the change in the U.S dollar/Euro exchange rates and the resulting impact on the Company’s Euro denominated debt as well as the effect of assumed debt obligations related to 2002 acquisitions. As discussed previously, as of December 31, 2002, $315 million of the Company’s debt was fixed at a rate of 6.25%, $250 million was fixed at an average interest cost of 6% (subject to the interest rate swaps described above) and the Company’s LYONs obligations (which as of December 31, 2002 amounted to $542 million) carry a yield to maturity of 2.375%(with contingent interest payable as described above). Substantially all remaining borrowings have interest costs that float with referenced base rates. As of December 31, 2002, the Company had unutilized commitments under its revolving credit facility of $500 million. As of December 31, 2002, the Company held $810 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of December 31, 2002, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating. In addition, as of the date of this Annual Report on Form 10-K, the Company could issue up to approximately $500 million of securities under its shelf registration statement with the Securities and Exchange Commission.

In January 2002, the Company entered into two interest rate swap agreements for the term of the Company’s 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of the notes will be the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. Since these instruments qualify as “effective” or “perfect” hedges, they will have no impact on net income or stockholders’ equity.

Due to declines in the equity markets, the fair value of the Company’s pension fund assets has decreased since 2001. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a minimum pension liability adjustment of $76.9 million (net of tax benefit of $39.6 million) at December 31, 2002. This adjustment results in a direct charge to stockholders’ equity and does not impact net income, but is included in other comprehensive income. Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in such calculations. These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. For 2003, the Company anticipates lowering the expected long-term rate of return assumption from 9% to 8.5% for the Company’s defined benefit pension plans. The Company anticipates there will be no funding requirements for the defined benefit plans in 2003.

In the third and fourth quarters of 2001, the Company repurchased 375,500 shares of its common stock at a cost of $17.3 million. In the first quarter of 2000, the Company repurchased 2,042,300 shares of the Company’s common stock for total consideration of $82.2 million.

The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Company’s cash flows or financial position.

The Company will continue to have cash requirements to support working capital needs and capital expenditures, and to pay interest and service debt. In order to meet these cash requirements, the Company intends to use available cash and internally generated funds and to borrow under its credit facility or under uncommitted lines of credit. The Company believes that cash provided from these sources will be adequate to meet its cash requirements for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize, as of December 31, 2002, and by period due or expiration of commitment, certain of the Company’s contractual obligations and other commercial commitments.

Payments due by Period

	Total	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
	(in thousands)
Long-term debt (a)	$1,309,964	$112,542	$385,949	$5,792	$805,681
Non-cancelable operating leases (b)	261,000	54,000	78,000	56,000	73,000

Total	$1,570,964	$166,542	$463,949	$61,792	$878,681

(a)	As described in Note 7 to the Consolidated Financial Statements
(b)	As described in Note 11 to the Consolidated Financial Statements

Other Commercial Commitments

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
	(in thousands)
Standby Letters of Credit and Performance Bonds	$58,000	$51,000	$7,000	—	—
Guarantees	102,000	100,000	2,000	—	—
Contingent Purchase Consideration	60,000	—	10,000	10,000	40,000
Standby Repurchase Obligations	2,000	1,000	1,000	—	—

Total Commercial Commitments	$222,000	$152,000	$20,000	$10,000	$40,000

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components for manufacture and for performance under specific manufacturing agreements. In general these commitments do not extend for more than a few months.

Guarantees reflected in the table above primarily relate to the Company’s Matco subsidiary, which has sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $93 million, $92 million and $70 million as of December 31, 2002, 2001 and 2000, respectively. The subsidiary accounts for such sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of SFAS No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

In connection with the Company’s acquisition of Thomson, the Company has entered into agreements to pay $15 million over the next 6 years, and an additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005.

Aside from the sale of accounts receivable described above, the contingent consideration related to the acquisition of Thomson, the leases included in the table above, and certain performance bonds and guarantees included in the table above, the Company has not entered into any off-balance sheet financing arrangements as of December 31, 2002. Also, the Company does not have any unconsolidated special purpose entities as of December 31, 2002.

ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in our Consolidated Financial Statements.

Accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Acquired intangibles. The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, the new accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units.

Long-lived assets. The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows.

Purchase accounting. In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001. See Note 2 of the Consolidated Financial Statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment, measured on a reporting unit basis, could exist. The Company adopted the statement effective January 1, 2002. Danaher has nine reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.

As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization which amounted to approximately $55 million and $46 million, net of tax, in 2001 and 2000, respectively. Using the fair value measurement requirement, rather than the undiscounted cash flows approach, the Company recorded an impairment related to the Company’s power quality business unit of $200 million ($173.8 million after tax), approximately 8.7% of intangible assets recorded as of January 1, 2002.

The following table provides the comparable effects of adopting of SFAS No. 142 for the two years ended December 31, 2001 and 2000.

For the Years Ended December 31:

	2001	2000
	(in thousands except earning per share amounts)
Reported Net Earnings	$297,665	$324,213
Add back: Goodwill Amortization (net of tax)	54,978	45,995

Adjusted Net Earnings	$352,643	$370,208

Basic Net Earnings per Share

	2001	2000
Reported Net Earnings	$2.07	$2.28
Add back: Goodwill Amortization (net of tax)	.39	.32

Adjusted Net Earnings	$2.46	$2.60

Diluted Net Earnings per Share

	2001	2000
Reported Net Earnings	$2.01	$2.23
Add back: Goodwill Amortization (net of tax)	.36	.31

Adjusted Net Earnings	$2.37	$2.54

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement was effective January 1, 2002. Implementation of this SFAS did not have a material impact on the Company’s financial statements.

In April 2002, the FASB approved SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect this SFAS to have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, the Company does not believe that the implementation of this SFAS will have a material impact on its financial statements.

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 will be effective for the Company’s financial statements issued for the first quarter of 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In additions, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The Company has adopted the disclosure requirements for the fiscal year ended December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Sales	$4,577,232	$3,782,444	$3,777,777
Cost of sales	2,791,175	2,338,027	2,315,731
Selling, general and administrative expenses	1,091,208	872,680	909,897
Restructuring expenses	(6,273)	69,726	—

Total operating expenses	3,876,110	3,280,433	3,225,628

Operating profit	701,122	502,011	552,149
Interest expense, net	43,654	25,747	29,225

Earnings before income taxes	657,468	476,264	522,924
Income taxes	223,327	178,599	198,711

Net earnings, before effect of accounting change and reduction of income tax reserves	434,141	297,665	324,213
Reduction of income tax reserves related to previously discontinued operation	30,000	—	—
Effect of accounting change, net of tax, adoption of SFAS No. 142	(173,750)	—	—

Net earnings	$290,391	$297,665	$324,213

Basic net earnings per share:
Net earnings before effect of accounting change and reduction of income tax reserves	$2.89	$2.07	$2.28
Add: Reduction of income tax reserves	0.20	—	—
Less: Effect of accounting change	(1.16)	—	—

Net earnings	$1.93	$2.07	$2.28

Diluted net earnings per share:
Net earnings before effect of accounting change and reduction of income tax reserves	$2.79	$2.01	$2.23
Add: Reduction of income tax reserves	0.19	—	—
Less: Effect of accounting change	(1.10)	—	—

Net earnings	$1.88	$2.01	$2.23

Average common stock and common equivalent shares outstanding:
Basic	150,224	143,630	142,469
Diluted	158,482	151,848	145,499

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
ASSETS	(in thousands)
Current assets:
Cash and equivalents	$810,463	$706,559
Trade accounts receivable, less allowance for doubtful accounts of $64,000 and $44,000	759,028	585,318
Inventories	485,587	408,236
Prepaid expenses and other	332,188	174,502

Total current assets	2,387,266	1,874,615
Property, plant and equipment, net	597,379	533,572
Other assets	36,796	119,639
Goodwill and other intangible assets	3,007,704	2,292,657

	$6,029,145	$4,820,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$112,542	$72,356
Trade accounts payable	366,587	235,501
Accrued expenses	786,183	709,437

Total current liabilities	1,265,312	1,017,294
Other liabilities	556,812	455,270
Long-term debt	1,197,422	1,119,333
Stockholders’ equity:
Common stock, one cent par value; 500,000 shares authorized; 166,545 and 157,327 issued; 152,532 and 143,314 outstanding	1,665	1,573
Additional paid-in capital	915,562	375,279
Accumulated other comprehensive income	(105,973)	(69,736)
Retained earnings	2,198,345	1,921,470

Total stockholders’ equity	3,009,599	2,228,586

	$6,029,145	$4,820,483

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net earnings	$290,391	$297,665	$324,213
Reduction of income tax reserves	(30,000)	—	—
Effect of change in accounting principle	173,750	—	—

	434,141	297,665	324,213
Depreciation and amortization	129,565	178,390	149,721
Change in trade accounts receivable	59,030	142,308	(15,926)
Change in inventories	77,544	66,833	(38,451)
Change in accounts payable	54,008	(38,138)	(81)
Change in other assets	(71,536)	(62,641)	(78,599)
Change in accrued expenses and other liabilities	27,595	24,054	171,368

Total operating cash flows	710,347	608,471	512,245

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(65,430)	(84,457)	(103,718)
Proceeds from disposals of property, plant and equipment	26,466	3,872	15,215
Cash paid for acquisitions	(1,158,129)	(439,814)	(708,594)
Proceeds from divestitures	52,562	32,826	1,800

Net cash used in investing activities	(1,144,531)	(487,573)	(795,297)

Cash flows from financing activities:
Proceeds from issuance of common stock	512,105	28,169	26,580
Dividends paid	(13,516)	(11,676)	(10,015)
Proceeds from debt borrowings	37,528	517,564	340,409
Debt repayments	(19,820)	(107,048)	(74,319)
Purchase of treasury stock	—	(17,299)	(82,174)

Net cash provided by financing activities	516,297	409,710	200,481

Effect of exchange rate changes on cash	21,791	(973)	(786)

Net change in cash and equivalents	103,904	529,635	(83,357)
Beginning balance of cash and equivalents	706,559	176,924	260,281

Ending balance of cash and equivalents	$810,463	$706,559	$176,924

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Amount
	(in thousands)
Balance, December 31, 1999	154,035	$1,540	$420,036	$1,321,283	$(34,105)
Net earnings for the year	—	—	—	324,213	—	$324,213
Dividends declared	—	—	—	(10,015)	—	—
Common stock issued for options exercised	1,615	16	26,564	—	—	—
Purchase of treasury stock	—	—	(82,174)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(25,025)	(25,025)

Balance, December 31, 2000	155,650	$1,556	$364,426	$1,635,481	$(59,130)	$299,188

Net earnings for the year	—	—	—	297,665	—	297,665
Dividends declared	—	—	—	(11,676)	—	—
Common stock issued for options exercised	1,677	17	28,152	—	—	—
Purchase of treasury stock	—	—	(17,299)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(10,606)	(10,606)

Balance, December 31, 2001	157,327	$1,573	$375,279	$1,921,470	$(69,736)	$287,059

Net earnings for the year	—	—	—	290,391	—	290,391
Dividends declared	—	—	—	(13,516)	—	—
Sale of common stock	6,900	69	466,936	—	—	—
Common stock issued for options exercised	2,318	23	73,347	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	40,704	40,704
Minimum pension liability (net of tax benefit of $39,637)	—	—	—	—	(76,941)	(76,941)

Balance, December 31, 2002	166,545	$1,665	$915,562	$2,198,345	$(105,973)	$254,154

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

(1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in two business segments: Process/Environmental Controls and Tools and Components. The Process/Environmental Controls segment is a leading producer of environmental products, including water quality analytical instrumentation and leak detection systems for underground fuel storage tanks; compact professional electronic test tools; product identification equipment and consumables; retail petroleum automation products; and motion, position, speed, temperature, pressure, level, flow, particulate and power reliability and quality control and safety devices. In its Tools and Components Segment, the Company is a leading producer and distributor of general purpose mechanics’ hand tools and automotive specialty tools, as well as of toolboxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, and hardware and components for the power generation and transmission industries.

Accounting Principles—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventory Valuation—Inventories include material, labor and overhead and are stated principally at the lower of cost or market using the last-in, first-out method (LIFO).

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives (3 to 35 years) of the depreciable assets.

Other Assets—Other assets include principally deferred income taxes, assets held for sale, noncurrent trade receivables and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, amortization of recorded goodwill balances ceased effective January 1, 2002, however amortization of certain intangible assets continues over the estimated useful lives of the identified asset. Amortization expense for all goodwill and other intangible assets was $8,177,000, $64,705,000 and $48,586,000 for the years ended December 31, 2002, 2001 and 2000, respectively. See Notes 2 and 16 for additional information. At December 31, 2002 and 2001, goodwill and other intangible assets includes other intangible assets, net of accumulated amortization, of $231,000,000 and $116,000,000, respectively. Other intangible assets consist primarily of tradenames, trademarks, patents and other proprietary technology.

Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Shipping and handling costs billed to customers are included in sales.

Revenue Recognition—The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company generally records revenue upon shipment and when any significant obligations to the customer have been fulfilled.

Foreign Currency Translation—Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Accumulated Other Comprehensive Income—Accumulated other comprehensive income consists of primarily cumulative foreign translation loss adjustments of $29,032,000, $69,736,000, and $59,130,000 for 2002,

2001 and 2000, respectively and a minimum pension liability loss adjustment of $76,941,000 (net of $39,637,000 tax benefit) recorded in 2002. (See Note 9)

Accounting for Stock Options—As described in Note 10, the Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board Statement Number 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of FAS 123, “Accounting for Stock-Based Compensation.”

New Accounting Pronouncements—See Note 16.

(2)    ACQUISITIONS AND DIVESTITURES:

The Company has completed numerous acquisitions of existing businesses during the years ended December 31, 2002, 2001 and 2000. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company. All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these targets reflect a number of factors including the future earnings and cash flow potential of these target companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the target; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2002, 2001, and 2000 have not had any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company’s acquisition and divestiture activity for the above-noted periods.

On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next 6 years, and additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005. Thomson is a leading U.S. producer of linear motion control products. The acquisition resulted in the recognition of goodwill of $78 million primarily related to the anticipated future earnings and cash flow potential of Thomson and its leadership in the motion industry. The future earnings and cash flow potential is expected to be enhanced through cost reduction activities as well as by potential synergies to be gained by integrating Thomson’s operations with existing Danaher operations in complimentary product lines. The results of Thomson’s operations have been included in the Company’s Consolidated Statement of Earnings since October 18, 2002.

On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $63 million (including $53 million in net cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at closing and subsequent to closing. API Heat Transfer, Inc. was part of the Company’s acquisition of American Precision Industries, Inc. and was recorded as an asset held for sale as of the time of the acquisition. No gain or loss was recognized at the time of sale.

On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies (“Videojet”), from Marconi plc in a stock acquisition, for approximately $400 million in cash including transaction costs. Videojet is a worldwide leader in the market for non-contact product marking equipment and consumables. The acquisition resulted in the recognition of goodwill of $276 million primarily related to the anticipated future earnings and cash flow potential and worldwide leadership of Videojet in the product marking equipment and consumables market. Videojet represents a new strategic platform for Danaher and was acquired in a competitive acquisition process. The results of Videojet’s operations have been included in the Company’s Consolidated Statement of Earnings since

February 5, 2002.

On February 4, 2002, the Company acquired 100% of Viridor Instrumentation Limited (“Viridor”) from the Pennon Group plc in a stock acquisition, for approximately $137 million in cash including transaction costs. Viridor is a global leader in the design and manufacture of analytical instruments for clean water, waste water, ultrapure water and other fluids and materials. The acquisition resulted in the recognition of goodwill of $109 million primarily related to the anticipated future earnings and cash flow potential of Viridor and its global leadership in the area of “process water” instrumentation. The future earnings and cash flow potential is expected to be enhanced through cost reduction activities as well as by potential synergies to be gained by integrating Viridor’s operations with existing Danaher operations in complementary product lines. The results of Viridor’s operations have been included in the Company’s Consolidated Statement of Earnings since February 4, 2002.

On February 1, 2002, the Company acquired 100% of Marconi Commerce Systems, formerly known as Gilbarco (“Gilbarco”), from Marconi plc in a stock acquisition, for approximately $309 million in cash including transaction costs (net of $17 million of acquired cash). Gilbarco is a global leader in retail automation and environmental products and services. The acquisition resulted in the recognition of goodwill of $226 million primarily related to the anticipated future earnings and cash flow potential of Gilbarco and its worldwide leadership in retail automation and environmental products and services. The future earnings and cash flow potential is expected to be enhanced through cost reduction activities as well as the potential synergies to be gained by integrating Gilbarco’s operations with existing Danaher subsidiaries in complementary product lines. The results of Gilbarco’s operations have been included in the Company’s Consolidated Statement of Earnings since February 1, 2002.

In addition, during the year ended December 31, 2002, the Company acquired 8 smaller companies, for total consideration of approximately $166 million in cash including transaction costs. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 8 companies individually has less than $60 million in annual revenues and were purchased for a price of less than $75 million.

On January 2, 2001, the Company acquired 100% of the assets of United Power Corporation (“UPC”) from UPC for approximately $108 million in cash including transaction costs. UPC operates in the power conditioning industry and manufactures products ranging from high isolation transformers to rotary uninterruptible power supply systems. The acquisition resulted in the recognition of goodwill of $102 million. The results of operations for UPC have been included in the Company’s Consolidated Statement of Earnings since January 2, 2001.

The Company acquired 11 smaller companies during 2001 for total cash consideration of approximately $343 million including transaction costs. In general, each company is a manufacturer and assembler of light electronic control and instrumentation products, in markets including electronic and network test, aerospace, industrial controls, and water quality. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 11 companies individually has less than $50 million in annual revenues and were purchased for a price of less than $70 million.

The Company also disposed of two small product lines during 2001, yielding cash proceeds of approximately $33 million. There were no material gains or losses recognized on the sale of these product lines.

In 2000, the Company acquired three businesses to form the core of its new Motion strategic platform, American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company (the “Motion acquisition”). These businesses all brought different products and capabilities to the Company and have been integrated to form the Company’s Motion business. These acquisitions resulted in the recognition of goodwill of $578 million.

On July 3, 2000, the Company acquired 100% of the assets of the motion businesses of Warner Electric Corporation (“Warner”) for approximately $147 million cash including transaction costs. The results of operations for Warner have been included in the Company’s Consolidated Statement of Earnings since July 3, 2000. These businesses were purchased from an entity controlled by Steven M. Rales and Mitchell P. Rales, the Company’s Chairman of the Board and Chairman of the Executive Committee, respectively. The transaction was unanimously recommended by an independent committee of the Company’s Board of Directors, who received an opinion from an independent financial advisor as to the fairness of the transaction.

On June 20, 2000, the Company acquired 100% of the common stock of Kollmorgen Corporation (“Kollmorgen”) for approximately $267 million cash including transaction costs. The Company also assumed debt with a fair market value of approximately $95 million in connection with this acquisition. Kollmorgen operates in the motion industry. The results of operations for Kollmorgen have been included in the Company’s Consolidated Statement of Earnings since June 20, 2000.

On March 27, 2000, the Company acquired 100% of the common stock of American Precision Industries (“API”) for approximately $186 million cash including transaction costs. The Company also assumed debt with a fair market value of approximately $60 million in connection with this acquisition. API operates in the motion industry. The results of operations for API have been included in the Company’s Consolidated Statement of Earnings since March 27, 2000.

The Company acquired 5 smaller companies during 2000 for total cash consideration of approximately $109 million including transaction costs. In general, each company is a manufacturer and assembler of light electronic control and instrumentation products, in market segments including electronic and network test, aerospace, environmental controls, and water quality. These companies were all acquired to complement existing units of the Process/Environmental Controls segment. Each of these 5 companies individually has less than $50 million in annual revenues and was acquired for a purchase price of less than $50 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for each significant acquisition consummated during 2002, 2001 and 2000 (in thousands):

2002 Acquisitions

	Thomson	VideoJet	Viridor	Gilbarco	All Others	Total
Accounts Receivable	$21,665	$61,206	$12,747	$97,888	$20,827	$214,333
Inventory	32,211	24,759	14,462	49,455	18,863	139,750
Property, Plant and Equipment	31,417	36,880	8,181	48,636	6,779	131,893
Goodwill	78,353	275,612	108,918	225,513	146,008	834,404
Other Intangible Assets, primarily Trade Names and Patents	20,670	50,600	7,400	30,800	13,756	123,226
Accounts Payable	(11,709)	(9,725)	(3,884)	(37,521)	(7,653)	(70,492)
Other Assets and Liabilities, net	(25,282)	(16,692)	(10,971)	(82,001)	(31,903)	(166,849)
Assumed Debt	—	(23,839)	—	(23,369)	(928)	(48,136)

Net Cash Consideration	$147,325	$398,801	$136,853	$309,401	$165,749	$1,158,129

2001 Acquisitions

	UPC	All Others	Total
Accounts Receivable	$8,502	$33,484	$41,986
Inventory	6,054	46,331	52,385
Property, Plant and Equipment	331	32,867	33,198
Goodwill	101,705	267,555	369,260
Other Intangible Assets, primarily Trade Names and Patents	—	17,000	17,000
Accounts Payable	(3,742)	(10,448)	(14,190)
Other Assets and Liabilities, net *	(5,287)	(50,478)	(55,765)
Assumed Debt	—	(4,060)	(4,060)

Net Cash Consideration	$107,563	$332,251	$439,814

2000 Acquisitions

	Motion Group	All Others	Total
Accounts Receivable	$123,399	$15,526	$138,925
Inventory	75,585	11,315	86,900
Property, Plant and Equipment	91,960	8,325	100,285
Goodwill	577,996	87,998	665,994
Accounts Payable	(41,087)	(8,415)	(49,502)
Other Assets and Liabilities, net *	(72,263)	(6,556)	(78,819)
Assumed Debt	(155,189)	—	(155,189)

Net Cash Consideration	$600,401	$108,193	$708,594

*	Included in other assets and liabilities is approximately $11 million and $1 million of accrued transaction costs related to 2001 and 2000 acquisitions, respectively.

As of December 31, 2002, the Company does not anticipate further material adjustments to the purchase price allocations of any of the above transactions with the exception of Thomson, the acquisition of which was consummated in the fourth quarter of 2002. The Company is continuing to evaluate Thomson’s operations to determine the cost estimates for any integration activities to be undertaken and will adjust the estimated amounts accrued for these activities by no later than fourth quarter of 2003. The Company is also waiting on cost estimates with respect to exiting various lease obligations of Thomson which will require adjustment.

The unaudited pro forma information for the periods set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, in thousands except per share amounts):

	2002	2001
Net sales	$4,868,397	$5,147,556
Net earnings before change in accounting principle and reversal of income tax reserves	430,521	287,760
Net earnings	286,771	287,760
Diluted earnings per share before change in accounting principle and reversal of income tax reserves	2.77	1.94
Diluted earnings per share	1.86	1.94

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. While the Company is still finalizing its exit plans with respect to certain of its acquisitions, it does not anticipate significant changes to the current accrual levels related to any acquisitions completed prior to the date of this report with the exception of Thomson, as indicated above.

Accrued liabilities associated with these exit activities include the following (in thousands, except headcount):

	Motion Group Acquisitions	United Power Corporation	Videojet	Viridor	Gilbarco	Thomson	All Others	Total
Planned Headcount Reduction:
Accrual related to 2000 acquisitions	62	—	—	—	—	—	344	406
Reductions in 2000	(46)	—	—	—	—	—	(60)	(106)
Adjustments to previously provided reserves	—	—	—	—	—	—	—	—

Balance December 31, 2000	16	—	—	—	—	—	284	300

Accrual related to 2001 acquisitions	—	29	—	—	—	—	413	442
Reductions in 2001	(648)	(19)	—	—	—	—	(189)	(856)
Adjustments to previously provided reserves	1,814	—	—	—	—	—	62	1,876

Balance December 31, 2001	1,182	10	—	—	—	—	570	1,762

Accrual related to 2002 acquisitions	—	—	223	147	640	990	252	2,252
Reductions in 2002	(456)	(10)	(217)	(105)	(369)	(54)	(628)	(1,839)
Adjustments to previously provided reserves	(726)	—	—	—	—	—	(40)	(766)

Balance December 31, 2002	—	—	6	42	271	936	154	1,409

Involuntary Employee Termination Benefits:
Accrual related to 2000 acquisitions	$22,148	—	—	—	—	—	$1,685	$23,833
Costs incurred in 2000	(3,538)	—	—	—	—	—	(489)	(4,027)
Adjustments to previously provided reserves	—	—	—	—	—	—	—	—

Balance December 31, 2000	18,610	—	—	—	—	—	1,196	19,806

Accrual related to 2001 acquisitions	—	33	—	—	—	—	10,239	10,272
Costs incurred in 2001	(21,717)	(136)	—	—	—	—	(5,621)	(27,474)
Adjustments to previously provided reserves	36,352	168	—	—	—	—	3,642	40,162

Balance December 31, 2001	33,245	65	—	—	—	—	9,456	42,766

Accrual related to 2002 acquisitions	—	—	8,367	3,694	27,322	16,771	5,665	61,819
Costs incurred in 2002	(14,643)	(65)	(6,754)	(2,099)	(11,255)	(230)	(8,253)	(43,299)
Adjustments to previously provided reserves	(11,937)	—	—	—	—	—	2,586	(9,351)

Balance December 31, 2002	$6,665	$—	$1,613	$1,595	$16,067	$16,541	$9,454	$51,935

Facility Closure and Restructuring Costs:
Accrual related to 2000 acquisitions	$15,000	—	—	—	—	—	$1,331	$16,331
Costs incurred in 2000	—	—	—	—	—	—	(682)	(682)
Adjustments to previously provided reserves	—	—	—	—	—	—	—	—

Balance December 31, 2000	15,000	—	—	—	—	—	649	15,649
Accrual related to 2001 acquisitions	—	245	—	—	—	—	8,179	8,424
Costs incurred in 2001	(7,753)	—	—	—	—	—	(3,188)	(10,941)
Adjustments to previously provided reserves	12,990	—	—	—	—	—	754	13,744

Balance December 31, 2001	20,237	245	—	—	—	—	6,394	26,876

Accrual related to 2002 acquisitions	—	—	2,166	3,578	3,190	7,582	20,272	36,788

Costs incurred in 2002	(3,102)	(126)	(1,252)	(1,189)	(617)	(1,158)	(11,982)	(19,426)
Adjustments to previously provided reserves	(15,000)	—	—	—	—	—	5,671	(9,329)

Balance December 31, 2002	$2,135	$119	$914	$2,389	$2,573	$6,424	$20,355	$34,909

In 2001, the Company recorded purchase price adjustments related to Motion acquisition in 2000 primarily related to finalization of the cost estimates for severance and facility closure costs associated with its integration activities ($49 million) and the determinations of the fair values of the assets and liabilities acquired including accounts receivable, inventories and warranty costs ($54 million). These adjustments increased goodwill by approximately $103 million. In 2002, the Company recorded a reduction of goodwill related to these acquisitions of approximately $27 million, which had no impact on net earnings. This reduction related to reserves that were not necessary and reserves associated with facilities that were not closed due to unexpected delays in commencing certain planned integration activities. Involuntary employee termination benefits are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are separately reflected in other accrued expenses.

(3)    RESTRUCTURING CHARGE:

In the fourth quarter of 2001, the Company recorded a restructuring charge of $69.7 million ($43.5 million after tax, or $0.29 per share). During the fourth quarter of 2001, management determined that it would restructure certain of its product lines, principally its drill chuck, power quality and industrial controls divisions, to improve financial performance. The primary objective of the restructuring plan was to reduce operating costs by consolidating, eliminating and/or downsizing existing operating locations. No significant product lines were discontinued. Severance costs for the termination of approximately 1,100 employees approximated $49 million. These employees included all classes of employees, including hourly direct, indirect salaried and management personnel, at the affected facilities. Approximately $16 million of the charge was to impair assets associated with the closure of 16 manufacturing and distribution facilities in North America and Europe. The assets impaired were principally equipment and leasehold improvements associated with the 16 facilities to be closed. The remainder of the charge was for other exit costs including lease termination costs. Approximately $25.5 million of the $69.7 million charge related to our Tools and Components segments and approximately $44.2 million of the charge related to our Process/Environmental Controls segment.

Due to minor changes to the original restructuring plan and to costs incurred being less than estimated, in December 2002, the Company adjusted its restructuring reserves accrued as part of the fourth quarter 2001 restructuring charge by approximately $6.3 million ($4.1 million after tax, or $0.03 per share).

In conjunction with the closing of the facilities, approximately $4 million of inventory was written off as unusable in future operating locations. This inventory consisted principally of component parts and raw materials, which were either redundant to inventory at the facilities being merged and/or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated. The inventory write-off was included in cost of sales in the fourth quarter of 2001 and was not part of the restructuring charge.

The table below presents a rollforward of the activity in the restructuring accrual.

	Headcount Reductions	Employee Separation Costs	Impairment of Facility Assets	Lease Termination and Other Restructuring Costs	Total
	(in thousands, except headcount)
Total Restructuring Charge	1,120	$49,000	$15,700	$5,000	$69,700
Amounts Expended/ Recognized in 2001	(67)	(3,300)	(15,035)	—	(18,335)

Balance at December 31, 2001	1,053	45,700	665	5,000	51,365
Amounts Expended in 2002	(934)	(31,118)	(665)	(2,367)	(34,150)
Amounts Reversed in 2002	—	(6,273)	—	—	(6,273)

Balance at December 31, 2002	119	$8,309	$—	$2,633	$10,942

(4)    EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock before the effect of the accounting change and reduction of income tax reserves related to a previously discontinued operation is summarized as follows:

	For the Year Ended December 31, 2002,
	Net Earnings Before the Effect of the Accounting Change and Reduction of Income Tax Reserves (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS	$434,141	150,224	$2.89
Adjustment for interest on convertible debentures	7,901	—
Incremental shares from assumed exercise of dilutive options	—	2,227
Incremental shares from assumed conversion of the convertible debenture	—	6,031

Diluted EPS	$442,042	158,482	$2.79

	For the Year Ended December 31, 2001
	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$297,665	143,630	$2.07
Adjustment for interest on convertible debentures	7,246	—
Incremental shares from assumed exercise of dilutive options	—	2,618
Incremental shares from assumed conversion of the convertible debenture	—	5,600

Diluted EPS	$304,911	151,848	$2.01

	For the Year Ended December 31, 2000
	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$324,213	142,469	$2.28
Incremental shares from assumed exercise of dilutive options	—	3,030

Diluted EPS	$324,213	145,499	$2.23

(5)    INVENTORY:

The major classes of inventory are summarized as follows (in thousands):

	December 31, 2002	December 31, 2001
Finished goods	$165,061	$131,316
Work in process	119,872	95,119
Raw material	200,654	181,801

	$485,587	$408,236

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $5,947,000 and $12,229,000 higher at December 31, 2002 and 2001, respectively.

(6)    PROPERTY, PLANT AND EQUIPMENT:

The major classes of property, plant and equipment are summarized as follows (in thousands):

	December 31, 2002	December 31, 2001
Land and improvements	$37,802	$31,641
Buildings	350,293	287,655
Machinery and equipment	1,041,206	945,698

	1,429,301	1,264,994
Less accumulated depreciation	(831,922)	(731,422)

	$597,379	$533,572

(7)    FINANCING:

Financing consists of the following (in thousands):

	December 31, 2002	December 31, 2001
Notes payable due 2008	$250,000	$250,000
Notes payable due 2005	314,760	266,850
Notes payable due 2003	30,000	30,000
Zero-coupon convertible senior notes due 2021	541,737	529,096
Uncommitted lines of credit	—	10,000
Other	173,467	105,743

	1,309,964	1,191,689
Less—currently payable	112,542	72,356

	$1,197,422	$1,119,333

The Notes due 2008 were issued in October 1998 at an average interest cost of 6.1%. The fair value of the 2008 Notes, after taking into account the interest rate swaps discussed below, is approximately $264 million at December 31, 2002. In January 2002, the Company entered into two interest rate swap agreements for the term of the notes due 2008 having a notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes will be the six-month LIBOR rate plus approximately ..425%. Rates are reset twice per year. At December 31, 2002, the net interest rate on $100 million of the Notes was 2.15% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. Since these instruments qualify as “effective” or “perfect” hedges, they will have no impact on net income or stockholders’ equity.

The Notes due 2005 (the Eurobond Notes), with a stated amount of EU 300 million were issued in July 2000 and bear interest at 6.25% per annum. The fair value of the Eurobond Notes is approximately $331 million at December 31, 2002.

The Notes due 2003 had an original average life of approximately 10 years and an average interest cost of 7%. The carrying amount approximates fair value.

In January 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONs. The net proceeds to the Company were approximately $505 million. The LYONs are convertible into approximately 6.0 million common shares of the Company, and carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 7.2676 shares of Danaher common stock (in the aggregate for all LYONs, approximately 6.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2004 or on January 22, 2011. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. Except for the contingent interest described above, the

Company will not pay interest on the LYONs prior to maturity. The fair value of the LYONs notes is approximately $558 million at December 31, 2002.

The borrowings under uncommitted lines of credit are principally short-term borrowings payable upon demand. The carrying amount approximates fair value. The weighted-average interest rate for short-term borrowings under the uncommitted lines of credit was 5.0% and 6.2% at December 31, 2001 and 2000. There were no outstanding amounts under uncommitted lines of credit at December 31, 2002.

The Company also has a bank credit facility which provides revolving credit through June 26, 2006, of up to $500 million. The facility provides funds for general corporate purposes at an interest rate of a Eurocurrency rate plus .21% to .70%, depending on the Company’s current debt rating. There were no borrowings under bank facilities during the three years ended December 31, 2002. The Company is charged a fee of .065% to .175% per annum for the facility, depending on the Company’s current debt rating. Commitment and facility fees of $406,000, $301,000 and $190,000 were incurred in 2002, 2001 and 2000, respectively.

The Company has complied with all debt covenants, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.

The minimum principal payments during the next five years are as follows: 2003 - $112,542,000; 2004 - $68,465,000; 2005 - $317,484,000; 2006 - $2,865,000; 2007 - $2,927,000; and $805,681,000 thereafter.

The Company made interest payments of $44,024,000, $38,789,000 and $21,057,000 in 2002, 2001 and 2000, respectively.

(8) ACCRUED EXPENSES AND OTHER LIABILITIES:

Selected accrued expenses and other liabilities include the following (in thousands):

	December 31, 2002		December 31, 2001
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$308,156	$134,760	$157,516	$71,959
Claims, including self-insurance and litigation	33,011	61,306	44,951	79,468
Postretirement benefits	7,000	100,800	5,000	74,600
Environmental and regulatory compliance	32,094	82,528	36,202	62,541
Taxes, income and other	110,142	133,247	146,717	148,209
Sales and product allowances	53,443	—	51,063	—
Warranty	46,539	14,696	30,542	10,180
Restructuring costs (See Note 3)	10,942	—	51,365	—
Other, individually less than 5% of overall balance	184,856	29,475	186,081	8,313

	$786,183	$556,812	$709,437	$455,270

Approximately $58 million of accrued expenses and other liabilities were guaranteed by bank letters of credit as of December 31, 2002.

(8)    PENSION AND EMPLOYEE BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its domestic hourly employees. Benefit accruals under most of these plans have ceased, and pension expense for defined benefit plans is not significant for any of the periods presented. It is the Company’s policy to fund, at a minimum, amounts required by the Internal Revenue Service.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the plans as of the most recent actuarial valuations using a measurement date of September 30 (in millions):

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$333.5	$322.5	$78.7	$67.0
Service cost	18.5	9.7	1.1	0.6
Interest cost	33.5	24.0	9.4	5.0
Amendments	(14.1)	—	0.5	—
Actuarial loss	19.9	4.1	39.9	12.7
Acquisitions	168.4	—	24.9	—
Benefits paid	(33.1)	(26.8)	(7.5)	(6.6)

Benefit obligation at end of year	526.6	333.5	147.0	78.7

Change in plan assets
Fair value of plan assets at beginning of year	352.7	421.5	—	—
Actual return on plan assets	(45.8)	(42.1)	—	—
Employer contribution	0.5	0.1	—	—
Acquisition	172.6	—
Benefits paid	(33.1)	(26.8)	—	—

Fair value of plan assets at end of year	446.9	352.7	—	—
Funded status	(79.7)	19.2	(147.0)	(78.7)
Accrued contribution	—	—	2.0	1.7
Unrecognized transition obligation	(0.3)	(0.4)	—	—
Unrecognized loss (gain)	175.5	61.7	36.9	(1.7)
Unrecognized prior service cost	(26.9)	(14.8)	0.3	(0.9)

Prepaid (accrued) benefit cost	$68.6	$65.7	$(107.8)	$(79.6)

Weighted-average assumptions as of December 31:
Discount rate	7.0%	7.5%	7.0%	7.5%
Expected return on plan assets	9.0%	10.0%	—	—

For measurement purposes, an eleven percent and ten percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2003 and 2004, respectively. The rate was assumed to decrease to six percent by 2008 and remain at that level thereafter.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Components of net periodic benefit cost
Service cost	$18.5	$9.7	$1.1	$0.6
Interest cost	33.5	24.0	9.4	5.0
Expected return on plan assets	(48.1)	(39.7)	—	—
Amortization of transition obligation	(0.1)	(0.2)	—	—
Amortization of (gain) loss	—	(0.6)	1.3	(0.6)
Amortization of prior service cost	(1.9)	(1.9)	(.7)	(1.0)

Net periodic (benefit) cost	$1.9	$(8.7)	$11.1	$4.0

The Company acquired Gilbarco, Inc. on February 1, 2002, Videojet Technologies on February 5, 2002, Viridor Instrumentation Limited on February 4, 2002 and Thomson Industries on October 18, 2002, including each of their pension and post retirement plans.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$1.2	$(1.0)
Effect on postretirement benefit obligation	14.7	(12.7)

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

Pension expense for all plans amounted to $45,490,000, $38,002,000, and $36,555,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, due to declining investment returns on the Company’s plan assets, the Company recorded a $76,941,000 minimum pension liability adjustment (net of tax benefit of $39,637,000). In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded the charge as a direct adjustment to stockholders’ equity and thus, does not impact net income, but is included in comprehensive income. For 2003, the Company anticipates lowering the expected long-term rate of return assumption from 9% to 8.5% for the Company’s defined benefit pension plans. The Company anticipates there will be no funding requirements for the defined benefit plans in 2003.

(10)    STOCK TRANSACTIONS:

On July 1, 2002, the Company amended its certificate of incorporation to increase its authorized number of shares of common stock from 300,000,000 to 500,000,000 shares. This amendment was approved by the Company’s shareholders at its May 7, 2002 annual meeting.

On March 8, 2002, the Company completed the issuance of 6.9 million shares of the Company’s common stock for net proceeds to the Company of $467 million.

On March 1, 2001, the Company’s Board of Directors authorized an increase in the number of common shares to be issued under the Company’s non-qualified stock option plan to 22.5 million from 15.0 million. The Company’s stockholders approved this increase in May 2001. Under the plan, options are granted at not less than existing market prices, expire ten years from the date of grant and generally vest ratably over a five-year period.

Changes in stock options were as follows:

Number of Shares Under Option
(in thousands, except per share data)
Outstanding at December 31, 1999 (average $20.48 per share)	10,217
Granted (average $52.56 per share)	3,268
Exercised (average $12.95 per share)	(1,615)
Cancelled (average $23.59 per share)	(1,119)

Outstanding at December 31, 2000 (average $31.65 per share)	10,751
Granted (average $48.21 per share)	1,546
Exercised (average $14.13 per share)	(1,677)
Cancelled (average $49.17 per share)	(597)

Outstanding at December 31, 2001 (average $38.28 per share)	10,023
Granted (average $62.37 per share)	1,524
Exercised (average $22.38 per share)	(1,872)
Cancelled (average $47.24 per share)	(275)

Outstanding at December 31, 2002 (at $7.97 to $69.98 per share, average $45.09 per share)	9,400

As of December 31, 2002, options with a weighted average remaining life of 5.0 years covering 3,581,927 shares were exercisable at $7.97 to $68.31 per share (average $32.80 per share) and options covering 5,864,000 shares remain available to be granted.

Options outstanding at December 31, 2002 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$ 7.97 to $11.75	397	$10.49	1 year	397	$10.49
$15.63 to $20.88	333	16.53	3 years	333	16.53
$21.25 to $32.22	1,466	25.33	4 years	1,466	25.33
$35.19 to $59.59	4,926	46.89	8 years	1,104	46.65
$60.38 to $69.98	2,278	64.11	9 years	282	68.02

Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro-forma costs of these options granted have been calculated using the Black-Scholes option pricing model and assuming a 3.3% risk-free interest rate, a 8-year life for the option, a 33.79% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $28 per share in 2002, $27 per share in 2001, and $32 per share in 2000. Had this method been used in the determination of income, net earnings would have decreased by approximately $21.0 million in 2002, $20.3 million in 2001, and $17.9 million in 2000 and diluted earnings per share would have decreased by $.13 in 2002, $.13 in 2001, and $.12 in 2000. These proforma amounts may not be representative of the effects on proforma net earnings for future years.

During 2002, the Company issued approximately 400,000 shares of the Company’s common stock to a former officer of the Company pursuant to a previously existing employment contract, earned in prior years. These amounts are included as a component of common stock issued for options exercised in the Consolidated Statement of Stockholders’ Equity.

In the third and fourth quarters of 2001, the Company repurchased 375,500 shares of the Company’s common stock for total consideration of $17.3 million. In the first quarter of 2000, the Company repurchased 2,042,300 shares of the Company’s common stock for total consideration of $82.2 million.

(11)    LEASES AND COMMITMENTS:

The Company’s leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $54,000,000 in 2003, $43,000,000 in 2004, $35,000,000 in 2005, $30,000,000 in 2006, $26,000,000 in 2007, and $73,000,000 thereafter. Total rent expense charged to income for all operating leases was $56,000,000, $42,000,000, and $35,000,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

(12)    LITIGATION AND CONTINGENCIES:

Certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. The Company believes that it is in substantial compliance with applicable environmental, health and safety laws and regulations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position.

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of or exposure to hazardous substances. The Company has received notification from the U.S. Environmental Protection Agency, and from state and foreign environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company, previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future.

The Company has made a provision for environmental remediation; however, there can be no assurance that estimates of environmental liabilities will not change. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. While the Company actively pursues appropriate insurance recoveries, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. In view of the Company’s financial position and reserves for environmental matters, the Company believes that its liability, if any, for past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operation, financial condition and cash flow.

The Company has been engaged in product liability litigation related to an air tool product line that was disposed in 1987. The Company has accepted an agreement, in principle, to settle the claims related to this litigation. The Company believes that completion of this settlement will not result in a material adverse effect on the Company’s results of operations or financial condition.

In addition to the litigation noted above, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company estimates its exposure for product liability and accrues for this estimated liability up to the limits of the deductibles under available insurance coverage. All other claims and lawsuits are handled on a case-by-case basis. The Company believes that the results of the above-noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company’s results of operations or financial condition, notwithstanding any related insurance recoveries.

The Company’s Matco subsidiary has sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $93 million, $92 million and $70 million as of December 31, 2002, 2001 and 2000, respectively. The subsidiary accounts for such sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

As of December 31, 2002, the Company had no known probable but inestimable exposures that are expected to have a material effect on the Company’s financial position and results of operations.

(13)    INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2002	2001	2000
Federal:
Current	$—	$76,666	$85,955
Deferred	160,302	60,601	67,150
State and local	15,315	12,483	12,645
Foreign	47,710	28,849	32,961

Income tax provision	$223,327	$178,599	$198,711

Deferred income taxes are reflected in prepaid expenses and other current assets and in other assets. Deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2002	2001
Bad debt allowance	$13,394	$20,784
Inventories	33,207	7,929
Property, plant and equipment	(32,317)	(48,655)
Postretirement benefits	66,823	39,053
Insurance, including self—insurance	21,846	22,860
Basis difference in LYONs Notes	(20,614)	(9,374)
Environmental compliance	14,667	25,239
Other accruals	(26,073)	(26,166)
Deferred service income	(126,806)	(61,702)
All other accounts	40,993	(25,844)

Net deferred tax liability	$(14,880)	$(55,876)

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-tax Earnings
	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Permanent differences in amortization of goodwill	—	2.9	3.1
State income taxes (net of Federal income tax benefit)	1.5	1.6	1.6
Taxes on foreign earnings	(2.5)	(2.0)	(1.7)

Effective income tax rate	34.0%	37.5%	38.0%

The Company provides income taxes for unremitted earnings of foreign subsidiaries which are not considered permanently reinvested in that operation. As of December 31, 2002, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $410 million. It is not practical to estimate the additional Federal income taxes, if any, that might be payable on the remittance of such earnings.

The Company made income tax payments of $98,773,000, $52,048,000 and $40,102,000 in 2002, 2001 and 2000, respectively. The Company recognized a tax benefit of approximately $28,267,000, $12,562,000, and $9,165,000 in 2002, 2001, and 2000, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

In connection with the completion of a federal income tax audit, the Company adjusted certain income tax related reserves established related to the sale of a previously discontinued operation and recorded a $30 million credit to its fourth quarter 2002 income statement. This credit has been classified separately below net earnings from continuing operations since the tax reserves related to a previously discontinued operation.

(14)    SEGMENT DATA:

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are eliminated to arrive at consolidated totals.

Detailed segment data is presented in the following table (in thousands):

Operations in Different Industries Year Ended December 31

	2002	2001	2000
Total Sales:
Process/Environmental Controls	$3,385,154	$2,616,797	$2,441,986
Tools and Components	1,192,078	1,165,647	1,335,791

	$4,577,232	$3,782,444	$3,777,777

Operating Profit:
Process/Environmental Controls	$540,457	$388,616	$382,354
Tools and Components	181,359	131,810	189,062
Other	(20,694)	(18,415)	(19,267))

	$701,122	$502,011	$552,149

Identifiable Assets:
Process/Environmental Controls	$4,691,604	$3,180,092	$2,863,930
Tools and Components	811,803	967,983	987,207
Other	525,738	672,408	180,542

	$6,029,145	$4,820,483	$4,031,679

Liabilities:
Process/Environmental Controls	$1,149,800	$1,092,012	$1,026,463
Tools and Components	311,106	337,512	347,484
Other	1,558,640	1,162,373	715,399

	$3,019,546	$2,591,897	$2,089,346

Depreciation and Amortization:
Process/Environmental Controls	$93,176	$124,194	$101,605
Tools and Components	36,389	54,196	48,116

	$129,565	$178,390	$149,721

Capital Expenditures, Net:
Process/Environmental Controls	$26,887	$59,832	$51,067
Tools and Components	12,077	20,753	37,436

	$38,964	$80,585	$88,503

Operations in Geographical Areas

Year Ended December 31

	2002	2001	2000
Total Sales:
United States	$3,304,796	$2,622,077	$2,883,392
Germany	256,131	292,712	199,064
United Kingdom	209,954	143,404	154,731
All other	806,351	724,251	540,590

	$4,577,232	$3,782,444	$3,777,777

Long-lived assets:
United States	$3,104,370	$2,596,063	$2,418,590
Germany	147,790	95,512	29,405
United Kingdom	169,676	54,951	22,134

All other	220,043	199,342	87,244
Less: Deferred Taxes	—	—	(778)

	$3,641,879	$2,945,868	$2,556,595

Sales outside the United States:
Direct Sales	$1,272,436	$1,160,367	$894,385
Exports	384,000	324,000	298,000

	$1,656,436	$1,484,367	$1,192,385

Sales by Major Product Group:

	2002	2001	2000
	(in thousands)
Analytical and physical instrumentation	$1,784,955	$1,204,683	$1,140,633
Motion and industrial automation controls	869,820	902,664	801,400
Mechanics and related hand tools	760,533	747,605	784,332
Product identification	285,857	—	—
Aerospace and defense	278,066	259,395	196,443
Power quality and reliability	251,783	325,072	376,374
All other	346,218	343,025	478,595

Total	$4,577,232	$3,782,444	$3,777,777

(15)    QUARTERLY DATA-UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA):

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,004,207	$1,146,326	$1,151,721	$1,274,978
Gross profit	376,023	444,418	460,073	505,543
Operating profit	137,221	169,575	187,430	206,896
Net earnings, before change in accounting principle and reduction of income tax reserves	82,735	103,665	116,029	131,712
Net earnings	(91,015)	103,665	116,029	161,712
Earnings per share:
Basic—before change in accounting principle and reduction in income tax reserves	$.57	$.69	$.76	$.87
Diluted—before change in accounting principle and reduction in income tax reserves	$.55	$.66	$.74	$.84
Basic	$(.63)	$.69	$.76	$1.07
Diluted	$(.58)	$.66	$.74	$1.03
	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,005,283	$956,641	$901,588	$918,932
Gross profit	376,885	375,341	353,958	338,233
Operating profit	138,418	156,613	147,640	59,340
Net earnings	82,577	94,230	87,746	33,112
Earnings per share:
Basic	$.58	$.65	$.61	$.23
Diluted	$.56	$.63	$.59	$.23

(16)    NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the statement effective January 1, 2002 and will no longer record goodwill amortization. The Company has recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002 of $200 million ($173.8 million after tax). The evaluation of goodwill of reporting units on a fair value basis from the implementation of SFAS No. 142, indicated that an impairment existed at the Company’s power quality business unit. In accordance with SFAS No. 142, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. Under SFAS No. 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

The following table provides the comparable effects of adoption of SFAS No. 142 for the two years ended December 31, 2001  and 2000 (in thousands, except per share data).

	2001	2000
Reported Net Earnings	$297,665	$324,213
Add back: Goodwill Amortization (net of tax)	54,978	45,995

Adjusted Net Earnings	$352,643	$370,208

Basic Earnings per Share	2001	2000
Reported Net Earnings	$2.07	$2.28
Add back: Goodwill Amortization (net of tax)	.39	.32

Adjusted Net Earnings per Basic Share	$2.46	$2.60

Diluted Net Earnings per Share	2001	2000
Reported Net Earnings	$2.01	$2.23
Add back: Goodwill Amortization (net of tax)	.36	.31

Adjusted Net Earnings per Diluted Share	$2.37	$2.54

The carrying amount of goodwill changed by approximately $600.0 million in 2002. The components of the change were $834 million of additional goodwill associated with business combinations completed in the year ended December 31, 2002, a net decrease of $34 million in other adjustments, primarily related to adjustments to goodwill associated with acquisitions consummated in prior years and foreign currency translation adjustments, and lastly, a $200 million reduction of goodwill related to the impairment charge recorded in connection with the adoption of SFAS No. 142.

There were no dispositions of businesses with related goodwill during the year ended December 31, 2002. Both the acquired goodwill change in the period and the impairment charge related to the Company’s Process/Environmental Controls segment. The carrying value of goodwill, at December 31, 2002, for the Tools and Components segment and Process/Environmental Controls segment is $211.9 million, and $2,564.9 million, respectively. Danaher has nine reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2000, 2001 and 2002 (in millions).

Balance January 1, 2000	$1,189
Attributable to 2000 acquisitions	608
Amortization	(47)
Other Changes, including adjustments to purchase price, purchase allocations and the effect of foreign currency translations	12

Balance December 31, 2000	1,762

Attributable to 2001 acquisitions	369
Amortization	(62)
Other Changes, including adjustments to purchase price, purchase allocations and the effect of foreign currency translations	108

Balance December 31, 2001	2,177

Attributable to 2002 acquisitions	834
Other Changes, including adjustments to purchase price, purchase allocations and the effect of foreign currency translations	(34)
Write down associated with Power Quality Business	(200)

Balance December 31, 2002	$2,777

Included in other changes in goodwill for 2001 are changes made to the preliminary purchase price allocations made in 2000 for acquired assets and liabilities ($58.3 million) related to finalization of estimated fair market values associated with these acquisitions as well as accruals for direct costs related to exiting certain acquired operations ($53.9 million) arising from the Company’s integration plan with respect to these businesses. In 2002, the Company recorded a reduction of goodwill related to certain acquisitions that occurred in 2000 of approximately $27 million related to reserves that were not necessary and reserves associated with facilities that were not closed due to unexpected delays in commencing certain planned integration activities.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement was effective January 1, 2002. Implementation of this SFAS did not have a material impact on its financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, the Company does not believe that the implementation of this SFAS will have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 will be effective for the Company’s financial statements issued for the first quarter of 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In additions, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The Company has adopted the disclosure requirements for the fiscal year ended December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Report of Independent Auditors

To the Board of Directors and Shareholders of Danaher Corporation and subsidiaries

We have audited the consolidated balance sheet of Danaher Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Danaher Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two year period then ended were audited by other auditors who have ceased operations and whose report dated January 23, 2002, (except with respect to the matters discussed in Note 17 as to which the date is March 8, 2002) expressed an unqualified opinion on those financial statements, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, discussed in Note 16.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 16 to the financial statements the Company adopted Statement No.142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

As discussed above, the financial statements of Danaher Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two year period then ended were audited by other auditors who have ceased operations. As described in Note 16, these financial statements have been revised to include disclosures required by Statement No. 142. Our procedures with respect to the disclosures in Note 16 included (a) agreeing the previously reported goodwill and net income to the previously issued financial statements and agreeing the changes in goodwill and the adjustments to reported net income representing amortization expense, net of tax, recognized in those periods related to goodwill to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of (i) the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts and (ii) the roll forward of goodwill balances. In our opinion, the disclosures for 2001 and 2000 in Note 16 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

Ernst & Young LLP

Baltimore, Maryland

January 29, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year. The reference to Note 17 in the dating of their opinion refers to a footnote regarding certain acquisition and divestiture events that occurred subsequent to December 31, 2001, which is not repeated in the current year financial statements.

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF DANAHER CORPORATION

We have audited the accompanying consolidated balance sheets of Danaher Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

NONE

PART III

I T EMS 10 THROUGH 13.

The information required under Items 10 through 13 is included in the Registrant’s Proxy Statement for its 2003 annual meeting, and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the required evaluation, the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this report on Form 10-K. An index of Exhibits and Schedules is on page 47 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

b)	Reports on Form 8-K filed in the fourth quarter of 2002.

NONE

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Schedules:	Page Number in Form 10K

Report of Independent Auditors on Schedule	52

Report of Independent Public Accountants on Schedule	53

Valuation and Qualifying Accounts	54

DANAHER CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Danaher Corporation, as amended	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 28, 2002

3.2	By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 26, 1998

10.1	Note Agreement dated as of April 1, 1993 by and among Danaher Corporation and the lenders referenced therein.	Incorporated by reference from Exhibit 10(d) to Danaher Corporation’s Form 10-Q for the quarter ended June 26, 1998

10.2	Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit A to Danaher Corporation’s 1998 Proxy Statement on Schedule 14A filed with the Commission on March 17, 1998

10.3	Danaher Corporation 1987 Stock Option Plan	Incorporated by reference from Danaher Corporation’s Registration Statement on Form S-8 (File No. 033-54669) filed with the Commission on July 21, 1994

10.4	Indenture Agreement dated as of October 28, 1998 by and between Danaher Corporation and The First National Bank of Chicago, as trustee	Incorporated by reference from Exhibit 4 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-63591) filed with the Commission on September 17, 1998.

10.5	Fiscal Agency Agreement dated as of July 25, 2000 by and between Danaher Corporation and Deutsche Bank AG London	Incorporated by reference from Exhibit 10(h) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

10.6	Employment Agreement dated as of July 18, 2000 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10(i) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

10.7	Amendment to Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of November 19, 2001*	Incorporated by reference from Exhibit 10(k) to Danaher Corporation’s Form 10-K for the year ended December 31, 2001

10.8	Letter agreement as of May 4, 2000 by and between Danaher and Philip W. Knisely*

10.9	Letter agreement as of March 8, 1996 by and between Danaher and Steven Simms*

10.10	Letter agreement as of October 31, 2000 by and between Danaher and Daniel A. Pryor*

10.11	Letter agreement as of July 11, 2002 by and between Danaher and Robert S. Lutz*

10.12	Letter agreement as of July 15, 1998 by and between Danaher and Christopher C. McMahon*

10.13	Indenture Agreement dated as of January 22, 2001 by and between Danaher Corporation and SunTrust Bank, as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-56406) filed with the Commission on March 1, 2001

10.14	Credit Agreement dated as of June 28, 2001 by and between Danaher Corporation and Bank of America	Incorporated by reference from Exhibit 6.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 29, 2001

10.15	Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*

10.16	Agreement as of November 1, 1990 between Danaher Corporation, Easco Hand Tools, Inc. and Sears, Roebuck & Co.	Incorporated by reference from Exhibit 10(c) to Danaher Corporation’s Form 10-Q for the quarter ended June 26, 1998

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

23.2	Notice regarding consent of Arthur Andersen LLP

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr. President and Chief Executive Officer

Date: March 28, 2003

/s/ H. LAWRENCE CULP, JR. H. Lawrence Culp, Jr.	President, Chief Executive Officer and Director

/s/ STEVEN M. RALES Steven M. Rales	Chairman of the Board

/s/ MITCHELL P. RALES Mitchell P. Rales	Chairman of the Executive Committee

/s/ WALTER G. LOHR, JR. Walter G. Lohr, Jr.	Director

/s/ DONALD J. EHRLICH Donald J. Ehrlich	Director

/s/ MORTIMER M. CAPLIN Mortimer M. Caplin	Director

/s/ ALAN G. SPOON Alan G. Spoon	Director

/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Director

/s/ PATRICK W. ALLENDER Patrick W. Allender	Executive Vice President - Chief Financial Officer and Secretary

/s/ CHRISTOPHER C. MCMAHON Christopher C. McMahon	Vice President and Controller

/s/ ROBERT S. LUTZ Robert S. Lutz	Vice President and Chief Accounting Officer

CERTIFICATIONS

I, H. Lawrence Culp, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Danaher Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ H. Lawrence Culp, Jr.
	Name: Title:	H. Lawrence Culp, Jr. President and Chief Executive Officer

I, Patrick W. Allender, certify that:

1.	I have reviewed this annual report on Form 10-K of Danaher Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ PATRICK W. ALLENDER
	Name: Title:	Patrick W. Allender Executive Vice President—Chief Financial Officer and Secretary

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2002, and for the year then ended and have issued our report thereon dated January 29, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Registration Statement. The schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements of Danaher Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two year period then ended were audited by other auditors who have ceased operations and whose report dated January 23, 2002, (except with respect to the matters discussed in Note 17 as to which the date is March 8, 2002) expressed an unqualified opinion on those financial statements, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, discussed in Note 16.

In our opinion, the 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Baltimore, Maryland

January 29, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year. The reference to Note 17 in the dating of their opinion refers to a footnote regarding certain acquisition and divestiture events that occurred subsequent to December 31, 2001, which is not repeated in the current year financial statements.

To Danaher Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Danaher Corporation and Subsidiaries included in this registration statement and have issued our report thereon dated January 23, 2002 (except with respect to the matter discussed in Note 17, as to which the date is March 8, 2002). Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company’s management and are presented for purposes of complying with the securities and exchange commission’s rules and are not a part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Baltimore, Maryland

January 23, 2002

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Additions
Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2002
Allowances deducted from asset account:
Allowance for doubtful accounts:	$44,000	$26,436	$10,808	(a)	$17,244	$64,000

Year Ended December 31, 2001
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$37,000	$18,542	$3,571	(a)	$15,113	$44,000

Year Ended December 31, 2000
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$28,000	$11,723	$4,302	(a)	$7,025	$37,000

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.