Form 10-Q
period 2003-03-28
DANAHER CORP /DE/
filed 2003-04-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended March 28, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares of common stock outstanding at April 10, 2003 was 152,824,788.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	March 28, 2003	December 31, 2002
	(unaudited)	(NOTE 1)
ASSETS

Current Assets:
Cash and equivalents	$911,633	$810,463
Trade accounts receivable, net	770,339	759,028
Inventories:
Finished goods	195,341	165,061
Work in process	126,980	119,872
Raw material and supplies	205,497	200,654

Total inventories	527,818	485,587
Prepaid expenses and other current assets	308,070	332,188

Total current assets	2,517,860	2,387,266

Property, plant and equipment, net of accumulated depreciation of $865,705 and $831,922 respectively	593,632	597,379
Other assets	35,835	36,796
Goodwill and other intangible assets, net	3,145,385	3,007,704

Total assets	$6,292,712	$6,029,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$152,480	$112,542
Trade accounts payable	395,177	366,587
Accrued expenses	821,169	786,183

Total current liabilities	1,368,826	1,265,312

Other liabilities	586,856	556,812
Long-term debt	1,217,508	1,197,422
Stockholders’ equity:
Common stock—$.01 par value	1,668	1,665
Additional paid-in capital	925,082	915,562
Accumulated other comprehensive income (loss)	(104,881)	(105,973)
Retained earnings	2,297,653	2,198,345

Total stockholders’ equity	3,119,522	3,009,599

Total liabilities and stockholders’ equity	$6,292,712	$6,029,145

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSSES)

(000’s omitted except per share amounts)

(unaudited)

	Three Months Ended
	March 28, 2003	March 29, 2002
Sales	$1,196,215	$1,004,207
Operating costs and expenses:
Cost of sales	728,816	628,184
Selling, general and administrative expenses	301,181	238,802
Gain on sale of real estate	(775)	—

Total operating expenses	1,029,222	866,986

Operating profit	166,993	137,221
Interest expense, net	11,916	10,908

Earnings before income taxes and effect of accounting change	155,077	126,313
Income taxes	51,951	43,578

Net earnings, before effect of accounting change	103,126	82,735
Effect of accounting change, net of tax	—	(173,750)

Net earnings (loss)	$103,126	$(91,015)

Basic earnings (loss) per share:
Net earnings before effect of accounting change	$.67	$.57
Less: Effect of accounting change	—	(1.20)

Net earnings (loss)	$.67	$(.63)

Diluted net earnings (loss) per share:
Net earnings before effect of accounting change	$.65	$.55
Less: Effect of accounting change	—	(1.13)

Net earnings (loss)	$.65	$(.58)

Average common stock and common equivalent shares outstanding
Basic	152,877	145,173
Diluted	160,667	153,942

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance, December 31, 2002	166,545	$1,665	$915,562	$2,198,345	$(105,973)
Net income for the period				103,126		103,126
Dividends declared	—	—	—	(3,818)	—	—
Common stock issued for options exercised	261	3	9,520	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	1,092	1,092

Balance, March 28, 2003	166,806	$1,668	$925,082	$2,297,653	$(104,881)	$104,218

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three Months Ended
	March 28, 2003	March 29, 2002
Cash flows from operating activities:
Net earnings (loss)	$103,126	$(91,015)
Effect of change in accounting principle	—	173,750

Net earnings, before effect of accounting change	103,126	82,735
Noncash items, depreciation and amortization	35,463	32,777
Change in accounts receivable	22,992	53,234
Change in inventories	(15,383)	19,398
Change in accounts payable	14,103	12,720
Change in other assets	31,448	29,478
Change in accrued expenses and other liabilities	22,587	32,905

Total operating cash flows	214,336	263,247

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(15,617)	(12,923)
Proceeds from disposals of property, plant and equipment	5,703	2,909
Cash paid for acquisitions	(122,747)	(871,741)
Proceeds from divestitures	11,648	56,000

Net cash used in investing activities	(121,013)	(825,755)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,334	481,692
Payment of dividends	(3,818)	(3,019)
Proceeds from debt borrowings	5,262	—
Debt repayments	(3,625)	(49,027)

Net cash provided by in financing activities	4,153	429,646

Effect of exchange rate changes on cash	3,694	(2,245)

Net change in cash and equivalents	101,170	(135,107)
Beginning balance of cash equivalents	810,463	706,559

Ending balance of cash equivalents	$911,633	$571,452

Supplemental disclosures:
Cash interest payments	$2,428	$1,760

Cash income tax payments	$5,250	$10,578

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 28, 2003 and December 31, 2002, its results of operations for the three months ended March 28, 2003, and March 29, 2002, and its cash flows for the three months ended March 28, 2003 and March 29, 2002.

Total comprehensive income (loss) was $104.2 million and ($89.7 million) for the 2003 and 2002 first quarters, respectively.

Total comprehensive income (loss) for all periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2002 Annual Report. There has been no material change in total assets or liabilities by segment, except for 2003 acquisitions (See Note 4). Segment results for the 2003 and 2002 first quarters are shown below:

	Sales		Operating Profit
	2003	2002	2003	2002
Process/Environmental Controls	$928,027	$734,229	$138,059	$107,444
Tools and Components	268,188	269,978	34,639	34,780
Other	—	—	(5,705)	(5,003)

	$1,196,215	$1,004,207	$166,993	$137,221

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 28, 2003:
Basic EPS	$103,126	152,877	$.67
Adjustment for interest on convertible debentures	2,084	—
Incremental shares from assumed exercise of dilutive options	—	1,760
Incremental shares from assumed conversion of the convertible debenture	—	6,030

Diluted EPS	$105,210	160,667	$.65

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 29, 2002:
Basic EPS before effect of accounting change	$82,735	145,173	$.57
Adjustment for interest on convertible debentures	1,958	—
Incremental shares from assumed exercise of dilutive options	—	2,739
Incremental shares from assumed conversion of the convertible debenture	—	6,030

Diluted EPS before effect of accounting change	$84,693	153,942	$.55

NOTE 4. ACQUISITIONS AND DIVESTITURES

The Company completed five business acquisitions during the three months ended March 28,2003. In addition, the Company acquired 12 businesses during the year ended December 31, 2002. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company. All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these targets reflect a number of factors including the future earnings and cash flow potential of these target companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the target; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2003 and 2002 have not had any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company’s acquisition and divestiture activity for the three months ended March 28, 2003. For a description of the Company’s acquisition activity for the year-ended December 31, 2002, reference is made to Note 2 to the Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K.

The Company acquired five companies and product lines during the three-month period ended March 28, 2003 for total consideration of approximately $123 million in cash including transaction costs. The Company also assumed debt with an aggregate fair market value of $45 million in connection with these acquisitions. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of the Process/Controls segment. The aggregated annual revenues of the acquired businesses is approximately $170 million and each of these five companies individually has less than $125 million in annual revenues. In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds. No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying consolidated condensed statements of cash flows.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended March 28, 2003 ($ in 000’s):

Accounts receivable	$31,371
Inventory	24,954
Property, plant and equipment	23,574
Goodwill	110,716
Other intangible assets, primarily trade names and patents	22,880
Accounts payable	(13,068)
Other assets and liabilities, net	(33,072)

Assumed debt	(44,608)

Net cash consideration	$122,747

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended March 28, 2003 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. In addition, the Company is continuing to evaluate the purchase price allocation for the Thomson Industries acquisition completed in the fourth quarter of 2002. The Company is continuing to evaluate Thomson’s operations to determine the cost estimates for any integration activities to be undertaken and is also waiting on cost estimates with respect to exiting various lease obligations of Thomson. While not expected to be significant, the Company will also adjust the purchase price allocations for other businesses for changes in the estimated cost of integration activities or as additional information becomes available regarding the fair value of acquired assets for up to one year from the acquisition date.

The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, 000’s omitted except per share amounts):

	Three Months Ended March 28, 2003	Three Months Ended March 29, 2002
Net sales	$1,203,853	$1,204,486

Net earnings before change in accounting principle	103,144	86,711

Net earnings	103,144	(87,039)

Diluted earnings per share before change in accounting principle	.65	.58

Diluted earnings per share	.65	(.55)

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. As indicated above the Company is finalizing its exit plans with respect to certain of its recent acquisitions, which may result in adjustments to the current accrual levels.

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Videojet	Viridor	Gilbarco	Thomson	All Others	Total
Planned Headcount Reduction:
Balance December 31, 2002	6	42	271	936	154	1,409
Accrual related to 2003 acquisitions	—	—	—	—	504	504
Reductions in 2003	(6)	(25)	(119)	(33)	(65)	(248)
Adjustments to previously provided reserves	—	—	(21)	—	13	(8)

Balance March 28, 2003	—	17	131	903	606	1,657

Involuntary Employee Termination Benefits:
Balance December 31, 2002	$1,613	$1,595	$16,067	$16,541	$16,119	$51,935
Accrual related to 2003 acquisitions	—	—	—	—	10,133	10,133
Costs incurred in 2003	(1,178)	(967)	(4,380)	(255)	(2,945)	(9,725)
Adjustments to previously provided reserves	—	—	—	—	(1,382)	(1,382)

Balance March 28, 2003	435	628	11,687	16,286	21,925	50,961

Facility Closure and Restructuring Costs:
Balance December 31, 2002	$914	$2,389	$2,573	$6,424	$22,609	$34,909
Accrual related to 2003 acquisitions	—	—	—	—	3,236	3,236
Costs incurred in 2003	(313)	(378)	(18)	(335)	(3,175)	(4,219)
Adjustments to previously provided reserves	528	45	—	—	(1,832)	(1,259)

Balance March 28, 2003	1,129	2,056	2,555	6,089	20,838	32,667

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the first quarter of 2003 ($ in millions).

Balance December 31, 2002	$2,777
Attributable to 2003 acquisitions	111
Other Changes, including adjustments to purchase price, purchase allocations and the effect of foreign currency translations	3

Balance March 28, 2003	$2,891

There were no dispositions of businesses with related goodwill during the quarter ended March 28, 2003. The acquired goodwill change in the period related to the Company’s Process/Environmental Controls segment. The carrying value of goodwill, at March 28, 2003, for the Tools and Components segments and Process/Environmental Controls segment is approximately $212 million and $2,679 million, respectively. Danaher has nine reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.

NOTE 6. NEW ACCOUNTING STANDARDS

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

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 is effective for the Company’s financial statements issued for 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	3 Months Ended March 28, 2003	3 Months Ended March 29, 2002
Net earnings before effect of accounting change, as reported	$103,126	$82,735
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,700)	(4,288)

Pro forma net income	$98,426	$78,447
Earnings per share before effect of accounting change:
Basic—as reported	.67	.57

Basic—pro forma	.64	.54
Diluted—as reported	.65	.55
Diluted—pro forma	.63	.52

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The Company has adopted the disclosure requirements for the fiscal year ended December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company’s financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its audited consolidated financial statements.

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

•	the Company’s ability to continue longstanding relationships with major customers and penetrate new channels of distribution;

•	increased competition;

•	demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products in the Process/Environmental Controls segment;

•	adverse changes in currency exchange rates or raw material commodity prices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters;

•	risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, different protection of intellectual property and changes in laws or licensing or regulatory requirements;

•	risks related to the U.S. and international response to recent terrorist activities and the war in Iraq;

•	changes in the environment for making acquisitions and dispositions, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;

•	the Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•	other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting

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

PROCESS/ENVIRONMENTAL CONTROLS

Sales of the Process/Environmental Controls segment increased 26% for the first quarter of 2003 compared to 2002. The 2002 acquisitions of Gilbarco, Videojet Technologies, Viridor Instrumentation, and Thomson Industries, and the 2003 acquisition of Willett International Limited, together with several other smaller acquisitions provided a 20% increase in segment sales. This increase was in addition to an approximate 2% unit volume increase in sales related to existing businesses and an approximate 4% favorable currency translation impact.

Revenues from the Company’s environmental businesses, representing approximately 30% of segment revenue, increased 20% in the 2003 first quarter compared to 2002, resulting primarily from the acquisitions of Gilbarco and Viridor in February 2002 and additional smaller acquisitions completed in 2003 and 2002. Acquisitions accounted for 16% of the environmental businesses’ growth, as unit volume from core operations declined approximately 1% and favorable currency translation provided 5% growth. Core operations were impacted by weakness in the Gilbarco/Veeder-Root business which was effected by the geopolitical uncertainties in oil-producing regions. This weakness was partially offset by core unit volume growth in the Company’s water quality businesses resulting from stronger European sales and new product revenues. Electronic test revenues, representing slightly under 20% of segment revenues, grew 16% during the first quarter of 2003, due entirely to acquisition activity. The impact of favorable currency translation provided approximately 3.5% revenue growth, which was entirely offset by a core unit volume decline caused primarily by lower demand for network test equipment. Sales in the Company’s motion businesses, representing approximately 20% of segment revenues, grew 45%, as acquisition growth of 32% (primarily from the Thomson Industries acquisition in the fourth quarter of 2002) combined with strong core growth to drive the increase. The motion core unit volume growth of 10% was the result of strong revenue gains in the group’s General Purpose Systems division, with 3% growth coming from the favorable effects of currency translation. The segment’s niche businesses in the aggregate showed revenue growth in the first quarter, driven primarily by increases in the Company’s aerospace and defense businesses. In February 2002, the Company established its product identification business with the acquisition of Videojet and in January 2003 added to it with the acquisition of Willett, which together account for slightly less than $100 million of revenues for the 2003 first quarter. Videojet’s Core unit volume growth for the first quarter of 2003 was 8%.

Operating profit margins for the segment were 14.9% in 2003 compared to 14.6% in 2002. This 0.3 point increase resulted primarily from both the higher revenue levels in the segment’s core operations and cost reduction initiatives completed during 2002. These increases were slightly offset by the dilutive impact of lower operating margins of newly acquired businesses, and increases in expenditures on growth opportunities in the segment.

TOOLS AND COMPONENTS

Revenues in the Tools and Components segment declined approximately 1% in the first quarter of 2003 compared to 2002. The entirety of this decrease represents a core unit sales volume decline, as there were no acquisitions in this segment during 2002 or 2003, and the impact of price and currency factors was negligible. Hand Tool revenues, representing approximately 65% of segment sales, grew approximately 0.5%, driven by increases in sales from the group’s Asian operations and slightly offset by a decline in the Matco business unit. Offsetting the revenue growth in the Hand Tool Group was a net sales decline in the segment’s niche businesses, as continued weakness in shipments of truck and industrial boxes was partially offset by revenue gains in the Company’s wheel service equipment product lines.

First quarter 2003 operating profit margins for the segment were 12.9%, which were the same as the margins reported in the first quarter of 2002. Margin improvements at the Jacobs Chuck business unit related to the 2001 restructuring program, and other cost reductions, were offset by margin declines at the Delta Industries business unit related to the volume decrease noted above, and by spending on growth opportunities, including the Hand Tool Group’s industrial markets initiative.

GROSS PROFIT

Gross profit margins for the 2003 first quarter were 39.1%, an increase of 1.7 points compared to 37.4% in 2002. This increase resulted from the benefits of the 2001 restructuring program and other improvements in the gross margins of core business units, from cost reductions in business units acquired during the first quarter of 2002, and to a lesser extent, the effect of slightly higher gross margins of newly acquired businesses.

OPERATING EXPENSES

In the first quarter of 2003, selling, general and administrative expenses were 25.2% of sales, an increase of 1.4 points from the 2002 level of 23.8%. This increase is due primarily to additional spending to fund growth opportunities throughout the Company, as well as the impact of newly acquired businesses and their higher relative cost structures.

INTEREST COSTS AND FINANCING TRANSACTIONS

The Company’s debt financing as of March 28, 2003 was composed primarily of $544 million of zero coupon convertible notes due 2021 (“LYONs”), $324 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008. The Company maintains uncommitted lines and a revolving $500 million senior unsecured credit facility available for general corporate purposes. There have been no borrowings under the revolving credit facility since it was established in June 2001. Borrowings under the revolving credit agreement bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s current debt rating. The credit facility has a fixed five-year term. There were no borrowings outstanding under the Company’s uncommitted lines of credit as of March 28, 2003.

Net interest expense of $11.9 million in the first quarter of 2003 was $1.0 million higher than the corresponding 2002 period. The increase in interest expense is due primarily to the unfavorable impact of the Euro/US Dollar exchange rate on interest expense on the Company’s $324 million of 6.25% Eurobond notes due 2005. Interest income of $2.2 million and $2.0 million was recognized in the first quarters of 2003 and 2002, respectively.

INCOME TAXES

The first quarter 2003 effective tax rate of 33.5% is 1.0% lower than the first quarter 2002 effective rate, mainly due to the effect of a higher proportion of foreign earnings in the first quarter of 2003 compared to the first quarter of 2002.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities.

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at March 28, 2003, the market value of the Company’s fixed-rate long-term debt would decrease by $15 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes will be the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. Since these instruments qualify as “effective” or “perfect” hedges, they will have no impact on net income or stockholders’ equity.

The Company has a number of manufacturing sites throughout the world and sells its products in more than 30 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures and sells products and services. The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.

Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate substantial cash from operations and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was $214.3 million for the quarter ended March 28, 2003, a decrease of $48.9 million, or 18.6% as compared to the first quarter of 2002. Operating cash flow for the first quarter of 2002 was substantially higher than normal due in part to working capital declines associated with the Company’s core revenue declines. Improvements were achieved in each working capital component except inventories during the first quarter of 2003, driven by Danaher Business System efforts to improve asset turnover.

In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the accompanying Consolidated Condensed Statements of Cash Flows, the Company also measures its free cash flow. Free cash flow for the first quarter of 2003, which is defined as operating cash flow of $214.3 million less capital expenditures of $15.6 million, was $198.7 million. Free cash flow for the first quarter of 2002 is defined as operating cash flow of $263.2 million less capital expenditures of $12.9 million. Management believes that free cash flow is a useful measure for understanding the Company’s operating performance and liquidity, because it reflects the resources available for strategic opportunities such as making strategic acquisitions, investing in the business and strengthening the balance sheet.

Investing activities for the quarter ended March 28, 2003 used cash of $121 million compared to $826 million of cash used in the first quarter of 2002. Gross capital spending of $15.6 million for the first quarter of 2003 increased $2.7 million from the first quarter of 2002, due to capital spending relating to new acquisitions. Capital expenditures are made primarily for machinery, equipment and the improvement of facilities. In 2003, the Company expects capital spending of approximately $100 million. Disposals of fixed assets yielded $5.7 million of cash proceeds for the first quarter of 2003, primarily due to the sale of one facility and other real property. A net pre-tax gain of $.8 million was recorded on the sales and is included as a gain on sale of real estate in the accompanying statements of earnings. In addition, as discussed below, the Company has completed several acquisitions of existing businesses during the quarter ended March 28, 2003 as well as the year ended December 31, 2002. All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations. For a discussion of other factors see Note 4 to the accompanying financial statements.

The Company acquired five companies and product lines during the three-month period ended March 28, 2003 for total consideration of approximately $123 million in cash, including transaction costs. The Company also assumed debt with an estimated fair market value of $45 million in connection with these acquisitions. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of the Process/Controls segment. In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds. No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying consolidated condensed statements of cash flows.

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

Financing activities generated cash of $4 million during the 2003 first quarter compared to $430 million generated during the first quarter of 2002. The primary reason for the change was the Company’s issuance of 6.9 million shares of the Company’s common stock in March 2002. Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million. The Company used the proceeds to repay approximately $230 million of short-term borrowings incurred in the first quarter of 2002 related to the Videojet, Gilbarco and Viridor acquisitions.

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

Total debt under the Company’s borrowing facilities increased to $1,370.0 million at March 28, 2003, compared to $1,310.0 million at December 31, 2002. This increase was due primarily to the effect of assumed debt obligations related to first quarter 2003 acquisitions and to a lesser extent to the change in the U.S Dollar/Euro exchange rates and the resulting impact on the Company’s Euro denominated debt. As of March 28, 2003, $324 million of the Company’s debt was fixed at a rate of 6.25%, $250 million was fixed at an average interest cost of 6% (subject to the interest rate swaps described above) and the Company’s LYONs obligations (which as of March 28, 2003 amounted to $544 million) carry a yield to maturity of 2.375% (with contingent interest payable as described above). Substantially all remaining borrowings have interest costs that float with referenced base rates. As of March 28, 2003, the Company had unutilized commitments under its revolving credit facility of $500 million. As of March 28, 2003, the Company held $912 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of March 28, 2003, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating. In addition, as of the date of this Form 10-Q, the Company could issue up to approximately $500 million of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company’s Matco subsidiary has sold, with recourse, or provided credit enhancements for, certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $89 million and $93 million at March 28, 2003 and December 31, 2002, respectively. The subsidiary accounts for such sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Company’s cash flows or financial position.

The Company will continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, the Company intends to use available cash and internally generated funds and to borrow under its credit facility or under uncommitted lines of credit. The Company believes that cash provided from these sources will be adequate to meet its cash requirements for the foreseeable future.

There have been no material changes outside the ordinary course of business with respect to the contractual obligations, commercial commitments, and off-balance sheet obligations described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company declared a regular quarterly dividend of $.025 per share payable on April 30, 2003, to holders of record on March 28, 2003.

ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s

Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the Consolidated Condensed Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002.

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

Long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets and are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause it to realize a material impairment charge.

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

NEW ACCOUNTING STANDARDS—SEE NOTE 7 OF ITEM 1

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K:

The Company furnished the following Current Reports on Form 8-K during the quarter ended March 28, 2003:

The Company furnished a Current Report on Form 8-K dated January 30, 2003, announcing earnings for the quarter and year ended December 31, 2002 and attaching a press release related thereto.

The Company furnished a Current Report on Form 8-K dated April 1, 2003, attaching the Danaher Corporation 2002 Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	April 16, 2003	By:	/s/ PATRICK W. ALLENDER
Patrick W. Allender Executive Vice President— Chief Financial Officer and Secretary

Date:	April 16, 2003	By:	/s/ ROBERT S. LUTZ
Robert S. Lutz Vice President and Chief Accounting Officer

Certifications

I, H. Lawrence Culp, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danaher Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003		/s/ H. LAWRENCE CULP, JR.
	Name:	H. Lawrence Culp, Jr.
	Title:	President and Chief Executive Officer

I, Patrick W. Allender, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danaher Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process,

summarize and report financial data and have identified for Danaher Corporation’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003		/s/ PATRICK W. ALLENDER
	Name:	Patrick W. Allender
	Title:	Executive Vice President—Chief Financial Officer and Secretary