Form 10-Q
period 2003-06-27
DANAHER CORP /DE/
filed 2003-07-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended June 27, 2003

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

The number of shares of common stock outstanding at July 11, 2003 was 153,158,133.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	June 27, 2003	December 31, 2002
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$1,068,110	$810,463
Trade accounts receivable, net	784,062	759,028
Inventories:
Finished goods	197,779	165,061
Work in process	117,183	119,872
Raw material and supplies	212,090	200,654
Total inventories	527,052	485,587
Prepaid expenses and other current assets	289,954	332,188
Total current assets	2,669,178	2,387,266
Property, plant and equipment, net of accumulated depreciation of $898,393 and $831,922, respectively	577,498	597,379
Other assets	38,573	36,796
Goodwill and other intangible assets, net	3,179,551	3,007,704
Total assets	$6,464,800	$6,029,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$76,418	$112,542
Accounts payable	415,088	366,587
Accrued expenses	820,981	786,183
Total current liabilities	1,312,487	1,265,312
Other liabilities	627,956	556,812
Long-term debt	1,249,641	1,197,422
Stockholders’ equity:
Common stock-$.01 par value	1,672	1,665
Additional paid-in capital	940,920	915,562
Accumulated other comprehensive income (loss)	(86,845)	(105,973)
Retained earnings	2,418,969	2,198,345
Total stockholders’ equity	3,274,716	3,009,599

Total liabilities and stockholders’ equity	$6,464,800	$6,029,145

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales	$1,299,432	$1,146,326	$2,495,647	$2,150,533

Operating costs and expenses:
Cost of sales	774,546	701,908	1,503,362	1,330,092
Selling, general and administrative expenses	323,675	277,374	624,856	516,176
Gain on sale of real estate	—	(2,531)	(775)	(2,531)

Total operating expenses	1,098,221	976,751	2,127,443	1,843,737
Operating profit	201,211	169,575	368,204	306,796
Interest expense, net	13,024	11,308	24,940	22,216
Earnings before income taxes and effect of accounting change	188,187	158,267	343,264	284,580
Income taxes	63,043	54,602	114,994	98,180
Net earnings, before effect of accounting change	125,144	103,665	228,270	186,400

Effect of accounting change, net of tax	—	—	—	(173,750)

Net earnings	$125,144	$103,665	$228,270	$12,650

Basic earnings per share:

Net earnings before effect of accounting change	$0.82	$0.69	$1.49	$1.26

Less: Effect of accounting change	—	—	—	(1.17)

Net earnings	$0.82	$0.69	$1.49	$0.09

Diluted net earnings per share:

Net earnings before effect of accounting change	$0.79	$0.66	$1.44	$1.21

Less: Effect of accounting change	—	—	—	(1.10)

Net earnings	$0.79	$0.66	$1.44	$0.11
Average common stock and common equivalent shares outstanding:

Basic	153,185	151,274	153,031	148,223

Diluted	161,201	160,045	160,934	156,994

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Amount
Balance, December 31, 2002	166,545	$1,665	$915,562	$2,198,345	$(105,973)

Net earnings for the period	—	—	—	228,270	—	$228,270
Dividends declared	—	—	—	(7,646)	—	—
Common stock issued for options exercised	619	7	25,358	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	19,128	_19,128
Balance, June 27, 2003	167,164	$1,672	$940,920	$2,418,969	$(86,845)	$247,398

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(000’s omitted)

(unaudited)

	Six Months Ended
	June 27, 2003	June 28, 2002
Cash flows from operating activities:
Net earnings from operations	$228,270	$12,650
Effect of change in accounting principle	—	173,750
Net earnings, before effect of accounting change	228,270	186,400

Non-cash items, depreciation and amortization	69,618	65,684
Change in accounts receivable	21,503	32,916
Change in inventories	(6,550)	42,985
Change in accounts payable	27,205	29,292
Change in prepaid expenses and other assets	47,602	(32,306)
Change in accrued expenses and other liabilities	61,600	68,475
Total operating cash flows	449,248	393,446

Cash flows from investing activities:
Payments for additions to property, plant, and equipment	(37,621)	(28,241)
Proceeds from disposals of property, plant, and equipment	6,806	11,735
Cash paid for acquisitions	(123,217)	(879,844)
Proceeds from divestitures	11,648	52,562
Net cash used in investing activities	(142,384)	(843,788)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,552	487,824
Proceeds from debt borrowings	5,262	—
Debt repayments	(78,492)	(45,084)
Payment of dividends	(7,646)	(6,043)
Net cash provided by (used in) financing activities	(66,324)	436,697

Effect of exchange rate changes on cash	17,107	12,161
Net change in cash and cash equivalents	257,647	(1,484)
Beginning balance of cash and cash equivalents	810,463	706,559
Ending balance of cash and cash equivalents	$1,068,110	$705,075

Supplemental disclosures:
Cash interest payments	$13,153	$13,514
Cash income tax payments	$15,265	$7,868

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 27, 2003 and December 31, 2002, its results of operations for the three and six month periods ended June 27, 2003 and June 28, 2002, and its cash flows for the six months ended June 27, 2003 and June 28, 2002.

Total comprehensive income was as follows:

	2003	2002
	(millions)
Three Months	$143.2	$117.1
Six Months	$247.4	$27.4

Total comprehensive income for all periods represents net income and the change in cumulative foreign translation adjustment.  Accumulated comprehensive income (loss) also includes the effect of an additional minimum pension liability recorded in the fourth quarter of 2002 of $76.9 million, net of tax.

NOTE 2.           SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2002 Annual Report.  There has been no material change in total assets or liabilities by segment, except for 2003 acquisitions and divestitures (see Note 4).  Segment results for 2003 and 2002 are shown below:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Sales:
Process/Environmental Controls	$1,014,523	$843,527	$1,942,550	$1,577,756
Tool and Components	284,909	302,799	553,097	572,777
	$1,299,432	$1,146,326	$2,495,647	$2,150,533

Operating Profit:
Process/Environmental Controls	$164,281	$130,228	$302,340	$237,672
Tool and Components	43,663	45,453	78,302	80,233
Other	(6,733)	(6,106)	(12,438)	(11,109)
	$201,211	$169,575	$368,204	$306,796

NOTE 3.           EARNINGS PER SHARE

Basic EPS is calculated by dividing earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.  Information related to the calculation of earnings per share of common stock before the effect of the Company’s first quarter 2002 goodwill write down is summarized as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 27, 2003:
Basic EPS	$125,144	153,185	$.82
Adjustment for interest on convertible debentures	2,097	—
Incremental shares from assumed exercise of dilutive options	—	1,985
Incremental shares from assumed conversion of the convertible debenture	—	6,031
Diluted EPS	$127,241	161,201	$.79

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 28, 2002:
Basic EPS	$103,665	151,274	$.69
Adjustment for interest on convertible debentures	1,969	—
Incremental shares from assumed exercise of dilutive options	—	2,740
Incremental shares from assumed conversion of of convertible debentures	—	6,031
Diluted EPS	$105,634	160,045	$.66

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 27, 2003:
Basic EPS	$228,270	153,031	$1.49
Adjustment for interest on convertible debentures	4,181	—
Incremental shares from assumed exercise of dilutive options	—	1,872
Incremental shares from assumed conversion of the convertible debenture	—	6,031
Diluted EPS	$232,451	160,934	$1.44

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 28, 2002:
Basic EPS before the effect of the accounting change	$186,400	148,223	$1.26
Adjustment for interest on convertible debentures	3,927	—
Incremental shares from assumed exercise of dilutive options	—	2,740
Incremental shares from assumed conversion of the convertible debentures	—	6,031
Diluted EPS before the effect of the accounting change	$190,327	156,994	$1.21

NOTE 4.           ACQUISITIONS AND DIVESTITURES

The Company completed five business acquisitions during the six months ended June 27, 2003.  In addition, the Company acquired 12 businesses during the year ended December 31, 2002. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company.  All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these targets reflect a number of factors including the future earnings and cash flow potential of these target companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the target; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities.  The Company obtains this information during due diligence and through other sources.  In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price.  Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities.  The Company will adjust the initial purchase price allocation as the fair value at the acquisition date of the assets and liabilities acquired are determined.  The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2003 and 2002 have not had any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.  The following briefly describes the Company’s acquisition and divestiture activity for the six months ended June 27, 2003.  For a description of the Company’s acquisition activity for the year-ended December 31, 2002, reference is made to Note 2 to the Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K.

The Company acquired five companies and product lines during the six-month period ended June 27, 2003 for total consideration of approximately $123 million in cash including transaction costs.  The Company also assumed debt with an aggregate fair market value of approximately $45 million in connection with these acquisitions. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of the Process/Environmental Controls segment.  The aggregated annual revenues of the acquired businesses is approximately $170 million and each of these five companies individually has less than $125 million in annual revenues.  In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds.  No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying consolidated condensed statements of cash flows.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended June 27, 2003 ($ in 000’s):

Accounts receivable	$29,755
Inventory	23,519
Property, plant and equipment	9,822
Goodwill	129,114
Other intangible assets, primarily trade names and patents	22,959
Accounts payable	(13,068)
Other assets and liabilities, net	(34,276)
Assumed debt	(44,608)
Net cash consideration	$123,217

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the six months ended June 27, 2003 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known.  In addition, the Company is continuing to evaluate the purchase price allocation for the Thomson Industries acquisition completed in the fourth quarter of 2002.  The Company is continuing to evaluate Thomson’s operations to determine the cost estimates for any integration activities to be undertaken and is also waiting on cost estimates with respect to exiting various lease obligations of Thomson.  While not expected to be significant, the Company will also adjust the purchase price allocations for other businesses for changes in the estimated cost of integration activities or as additional information becomes available regarding the fair value of acquired assets for up to one year from the acquisition date.

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

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales	$1,299,432	$1,261,024	$2,503,285	$2,465,511
Net earnings before change in accounting principle	125,144	104,552	228,290	191,264
Net earnings	125,144	104,552	228,290	17,514
Diluted earnings per share before change in accounting principle	$0.79	$0.67	$1.44	$1.24
Diluted earnings per share	$0.79	$0.67	$1.44	$0.14

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired business.  This process begins during the due diligence process and is concluded within twelve months of the acquisition.  The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances.  Costs incurred in excess of the recorded accruals are expensed as incurred.  As indicated above, the Company is finalizing its exit plans with respect to certain of its recent acquisitions which may result in adjustments to the current accrual levels.

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Videojet	Viridor	Gilbarco	Thomson	All Others	Total
Planned Headcount Reduction:

Balance December 31, 2002	6	42	271	936	154	1,409

Accrual related to 2003 acquisitions	—	—	—	—	555	555

Reductions in 2003	(6)	(32)	(141)	(203)	(246)	(628)

Adjustments to previously provided reserves		(10)	(32)	—	(16)	(58)

Balance June 27, 2003	—	—	98	733	447	1,278

Involuntary Employee Termination Benefits:

Balance December 31, 2002	$1,613	$1,595	$16,067	$16,541	$16,119	$51,935

Accrual related to 2003 acquisitions	—	—	—	—	9,529	9,529

Costs incurred in 2003	(1,613)	(1,392)	(5,661)	(2,166)	(6,978)	(17,810)

Adjustments to previously provided reserves	—	—	—	—	(1,531)	(1,531)

Balance June 27, 2003	$—	$203	$10,406	$14,375	$17,139	$42,123

Facility Closure and Restructuring Costs:

Balance December 31, 2002	$914	$2,389	$2,573	$6,424	$22,609	$34,909

Accrual related to 2003 acquisitions	—	—	—	—	3,156	3,156

Costs incurred in 2003	(475)	(648)	(801)	(3,977)	(7,163)	(13,064)

Adjustments to previously provided reserves	(18)	—	—	—	(1,696)	(1,714)

Balance June 27, 2003	$421	$1,741	$1,772	$2,447	$16,906	$23,287

NOTE 5.           GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the first half of 2003 ($ in millions).

Balance December 31, 2002	$2,777

Attributable to 2003 acquisitions	129

Other Changes, principally the effect of foreign currency translations	21

Balance June 27, 2003	$2,927

There were no dispositions of businesses with related goodwill during the six months ended June 27, 2003.  The acquired goodwill change in the period related to the Company’s Process/Environmental Controls segment. The carrying value of goodwill, at June 27, 2003, for the Tools and Components segments and Process/Environmental Controls segment is approximately $212 million and $2,715 million, respectively.  Danaher has nine reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses.  They are as follows:  Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net earnings before effect of accounting change, as reported	$125,144	$103,665	$228,270	$186,400

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,815)	(4,288)	(9,515)	(8,575)

Pro forma net income	$120,329	$99,377	$218,755	$177,825

Earnings per share before effect of accounting change:
Basic – as reported	$0.82	$0.69	$1.49	$1.26
Basic – pro forma	$0.79	$0.66	$1.43	$1.20

Diluted – as reported	$0.79	$0.66	$1.44	$1.21
Diluted – pro forma	$0.76	$0.64	$1.39	$1.16

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations.  In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The Company has adopted the disclosure requirements of this interpretation.

The Company has from time to time divested certain of its businesses and assets.  In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities and tax liabilities. The Company cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions.  However, the Company does not believe that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Due to the Company’s downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacates any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sublessors is individually and in the aggregate not material to the Company’s financial position, results of operations or liquidity.

The Company generally accrues estimated warranty costs at the time of sale.  In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained.  Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product.  The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.  The liability, shown in the following table, is reviewed for reasonableness on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

In certain cases the Company will sell extended warranty or maintenance agreements.  The proceeds from these agreements is deferred and recognized as revenue over the term of the agreement.

The following is a roll forward of the Company’s warranty accrual for the six months ended June 27, 2003 ($ in millions).

Balance at beginning of period	$61,235
Accruals for warranties issued during the period and changes in estimates related to pre-existing warranties	27,286
Settlements made	(26,684)
Additions due to acquisitions	1,955

Balance at end of period	$63,792

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities.  FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  Theprovisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003.  While the Company believes this Interpretation will not have a material effect on its financial position or results of operations,  it is continuing to evaluate the effect of adoption of this Interpretation.

In April 2003, the FASB released SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s implementation of this SFAS did not have a material impact on its financial statements.

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

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to:

•                                          the Company’s ability to continue long-standing relationships with major customers and penetrate new channels of distribution;

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

•                                          the Company’s ability to identify appropriate acquisition candidates and integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

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

•                                          risks related to terrorist activities and instability in the Middle East; and

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

Market indicators of the global manufacturing economy continue to be mixed.  While differences exist among the Company’s businesses, the Company’s markets have remained generally stable for the past four quarters and this trend is expected to continue for the balance of the 2003 fiscal year.

Second quarter 2003 consolidated revenues increased 13% over 2002. Acquisitions accounted for 11% of this growth, and favorable currency translation contributed 3.5%.  Consolidated sales from existing businesses (defined as businesses that have been part of the Company for each comparable period reported) declined 1.5% for the quarter. For the six month period, revenues grew 16%, with acquisition growth of 13% and favorable currency translation of 3.5%.  Sales from existing businesses declined approximately 0.5% for the six month period.

PROCESS/ENVIRONMENTAL CONTROLS

Revenues of the Process/Environmental Controls segment increased 20% for the second quarter of 2003 compared to 2002.  The fourth quarter 2002 acquisition of Thomson Industries, and the 2003 acquisition of Willett International Limited, together with several other smaller acquisitions provided a 15% increase in segment sales.  This increase was in addition to an approximate 5% favorable currency translation impact.  Sales from existing businesses for this segment improved slightly for the quarter compared to 2002.

Revenues from the Company’s environmental businesses, representing approximately 30% of segment revenue, increased 10% in the 2003 second quarter compared to 2002, resulting primarily from acquisitions completed in 2003 and 2002.  Acquisitions accounted for 7.5% of the environmental businesses’ growth, as sales from existing operations declined approximately 2% and favorable currency translation provided 4.5% growth.  Existing operations were impacted by weakness in the Gilbarco Veeder-Root business, resulting primarily from softness in major oil company demand for Gilbarco petroleum dispensers.  Sales from existing businesses in the Company’s water quality businesses were flat for the quarter as strength in both lab and process instrumentation sales in Europe was offset by lower demand in the U.S. ultrapure markets.

Electronic test revenues, representing slightly over 15% of segment revenues, grew 16% during the second quarter of 2003 compared to 2002.  Acquisitions, principally the Raytek acquisition,  provided 13% of this growth, which includes recent, strong sales of Raytek’s non-contact temperature measurement products.   Favorable currency translation provided 5% growth.  These factors were partially offset by a 2% decline in sales from existing businesses driven primarily by lower demand for network test equipment.

Sales in the Company’s motion businesses, representing approximately 20% of segment revenues, grew 46%, as acquisition growth of 34% (primarily from the Thomson Industries acquisition in the fourth quarter of 2002) combined with growth of 6% from existing operations to drive the increase.  The growth in existing businesses was driven by share gains in European markets, continued growth in North America from direct drive revenues and sales of electric vehicle motion systems, as conversion to AC applications in the electrical vehicle market continues.  Motion revenues for the quarter also increased 6% from favorable currency translation effects.

In February 2002, the Company established its product identification business with the acquisition of Videojet, and in January 2003 added to it with the acquisition of Willett, which together account for slightly over 10% of segment revenues.  For the second quarter of 2003, product identification revenues grew 54% compared to 2002, with the Willett acquisition providing 38% growth, favorable currency impacts of 5%, and growth from existing operations of 11%.

The segment’s niche businesses in the aggregate showed mid-single digit revenue growth in the second quarter, driven primarily by acquisitions and favorable currency translation impacts.

Segment sales for the six month period of 2003 of $1,942.6 million were 23% higher than the 2002 period.  Acquisitions accounted for a 17.5% increase in sales over the comparable period in 2002, in addition to favorable currency translation impacts of 4.5% and an increase of 1% in sales from existing businesses.

For the six month period, unit sales from existing operations of the environmental businesses declined approximately 2%, with flat performance in water quality markets offset by weakness in demand for ultrapure instrumentation and in Gilbarco’s dispenser markets. Sales from existing operations of the motion control businesses increased at high-single digit rates for the period, reflecting share gains in certain of its end markets, including electric vehicles and direct drives.  The electronic test businesses reported sales from existing operations declined at low-single digit rates for the six month period, primarily due to weakness in network test equipment sales.

For the second quarter, operating profit margins for the segment were 16.2% in 2003 compared to 15.4% in 2002.  This 0.8% increase resulted primarily from benefits achieved from the 2001 restructuring program and other cost reductions completed during 2002 and 2003.  This increase was partially offset by the dilutive impact of lower operating margins of newly acquired businesses, and increases in expenditures on growth opportunities in the segment.

For the six month period, operating profit margins for the segment increased to 15.6% in 2003 from 15.1% in 2002.  This improvement was driven primarily by cost reduction initiatives completed during 2002, and margin improvements in recently acquired businesses.

TOOLS AND COMPONENTS

Revenues in the Tools and Components segment declined approximately 6% in the second quarter of 2003 compared to 2002.  The entirety of this decrease represents a decline in sales from existing businesses, as there were no acquisitions in this segment during 2002 or 2003, and the impact of currency was negligible.  Hand Tool revenues, representing approximately 65% of segment sales, declined approximately 3%, driven primarily by decreases in sales from the group’s retail hand tool product lines which resulted primarily from inventory reductions by the group’s largest customers.  Adding to the revenue decline in the Hand Tool Group was a net sales decline in the segment’s niche businesses, as continued weakness in shipments of truck and industrial boxes as a result of softness in end-user demand was partially offset by revenue gains in the Company’s wheel service equipment product lines.  Also, sales of diesel engine retarders fell during the quarter, reflecting decreased end-user demand as compared to 2002. In 2002, the business experienced an inventory build-up by customers in advance of regulatory changes last year.

Segment revenues for the six month period of 2003 fell 3.4% compared to 2002 for the reasons noted above.

Second quarter 2003 operating profit margins for the segment were 15.3%, slightly above the 15.0% margins reported in the second quarter of 2002.  Margin improvements at the Jacobs Chuck business unit related to the 2001 restructuring program, and other cost reductions, were offset by margin declines at the Delta Industries business unit related to the volume decrease noted above, and by spending on growth opportunities, including the Hand Tool Group’s retail and industrial markets initiatives.  Operating profit margins for the six month period of 14.2% improved slightly from the 14.0% reported in 2002.  The Company expects to continue pursuing cost reduction efforts in its tools businesses, including plant closures and integrations of existing operations as appropriate.

GROSS PROFIT

Gross profit margins for the 2003 second quarter were 40.4%, an increase of 1.6 points compared to 38.8% in 2002.  This increase results from the benefits of the 2001 restructuring program and other improvements in the cost structures of existing business units, and from cost reductions in business units acquired during the first quarter of 2002, offset somewhat by the effect of slightly lower gross margins of newly acquired businesses.

Gross profit margins for the 2003 six month period were 39.8%, an increase of 1.6 points compared to 38.2% in 2002.  This increase resulted from the same cost reductions and margin improvements impacting the second quarter, as discussed above.  Gross profit margins for 2003 have benefited from the Company’s restructuring program announced in the fourth quarter of 2001, which is expected to provide approximately $38 million of savings to the full year 2003.

OPERATING EXPENSES

In the second quarter of 2003, selling, general and administrative expenses were 24.9% of sales, an increase of 0.7 points from the 2002 level of 24.2%.  This increase is due primarily to additional spending to fund growth opportunities throughout the Company, as well as the impact of newly acquired businesses and their higher relative operating expense structures.  For the six month period of 2003, selling, general and administrative expenses were 25.0% of sales, an increase of 1.0 point from the 2002 level of 24.0%.  This increase results from the same factors as those described for the second quarter.

INTEREST COSTS AND FINANCING TRANSACTIONS

The Company’s debt financing as of June 27, 2003 was composed primarily of $548.2 million of zero coupon convertible notes due 2021 (“LYONs”), $342.9 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008.  The Company maintains uncommitted lines and a revolving $500 million senior unsecured credit facility available for general corporate purposes.  There have been no borrowings under the revolving credit facility since it was established in June 2001.  Borrowings under the revolving credit agreement bear interest of Eurocurrency rate plus .21% to ..70%, depending on the Company’s current debt rating.  The credit facility has a fixed five-year term.  There were no borrowings outstanding under the Company’s uncommitted lines of credit as of June 27, 2003.   The Company is currently negotiating with lenders for an additional $500 million senior unsecured credit facility with terms consistent with the existing facility and expects to enter into the new facility during the third quarter of 2003.  Net interest expense of $13.0 million in the second quarter of 2003 was $1.7 million higher than the corresponding 2002 period.  The increase in interest expense is due primarily to the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s $342.9 million of 6.25% Eurobond notes due 2005.  Net interest expense of $24.9 million for the six month period rose $2.7 million compared to 2002, also primarily driven by the unfavorable impacts of the Euro/U.S. Dollar exchange rate on interest expense.  Interest income of $2.3 million and $2.5 million was recognized in the second quarters of 2003 and 2002, respectively, and interest income of $4.5 million was recognized in each of the 2003 and 2002 six month periods.

INCOME TAXES

The 2003 effective tax rate of 33.5% is 1.0% lower than the 2002 effective rate, mainly due to the effect of a higher proportion of foreign earnings in 2003 compared to 2002.

The Company is currently reviewing its expected effective tax rate for the full year 2003.  The Company expects the effective tax rate to continue to decrease, reflecting increased earnings from foreign operations and the effect of reorganizing and restructuring operations in certain foreign jurisdictions.  The magnitude of this decrease in the effective tax rate is not yet known.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, and credit risk, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities.

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at June 27, 2003, the market value of the Company’s fixed-rate long-term debt would decrease by $15 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes will be the six month LIBOR rate plus approximately 0.425%.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges.  Since these instruments qualify as “effective” or “perfect” hedges, they will have no impact on net income or stockholders’ equity.

The Company has a number of manufacturing sites throughout the world and sells its products in more than 30 countries.  As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures and sells products and services.  In particular, the Company has more sales in European currencies than it has expenses in those currencies.  Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.  The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.

Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented.  Additionally, the Company does not have significant commodity contracts or derivatives.

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and temporary investments, our interest rate swap agreements and trade accounts receivable.

The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments.  The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and its interest rate swap agreements with various high-quality financial institutions throughout the world, and exposure is limited at any one institution.  In addition, though the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit standing of the counter party financial institutions.

Concentrations of credit risk arising from trade accounts receivable are due to selling to a large number of customers in a particular industry. The Company performs ongoing credit evaluations of its customers’ financial conditions and obtains collateral or other security when appropriate.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments and debt service costs.  The Company continues to generate substantial cash from operations and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.  Operating cash flow, a key source of the Company’s liquidity, was $449.2 million for the six months ended June 27, 2003, an increase of $55.8 million, or 14.2% as compared to the six months ended June 28, 2002.  The increase in operating cash flow was driven primarily by earnings growth and the impact of the timing of payments for certain of the Company’s benefit programs, including 401(k) and employee health plan contributions.  A slowing in working capital improvements relating to accounts receivable and inventory compared to levels in 2002 partially offset these increases.

Investing activities for the six months ended June 27, 2003 used cash of $142.4 million compared to $843.8 million of cash used in the first six months of 2002.  Gross capital spending of $37.6 million for the first six months of 2003 increased $9.4 million from the first six months of 2002, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives.  Capital expenditures are made primarily for machinery, equipment and the improvement of facilities. In 2003, the Company expects capital spending of approximately $100 million. Disposals of fixed assets yielded $6.8 million of cash proceeds for the first six months of 2003, primarily due to the sale of one facility and other real property. Net pre-tax gains of $0.8 million were recorded on the sales and are included as a gain on sale of real estate in the accompanying statements of earnings.  In addition, as discussed below, the Company has completed several acquisitions of existing businesses during the six months ended June 27, 2003 as well as the year ended December 31, 2002.  All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.  For a discussion of other factors see Note 4 to the accompanying financial statements.

The Company acquired five companies and product lines during the six-month period ended June 27, 2003 for total consideration of approximately $123 million in cash, including transaction costs.  The Company also assumed debt with an estimated fair market value of approximately $45 million in connection with these acquisitions. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of the Process/Controls segment. In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds.  No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Condensed Statements of Cash Flows.

In July 2003, the Company acquired two businesses for total cash consideration of approximately $50 million, including transaction costs.

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

Financing activities used cash of $66 million during the first six months of 2003 compared to $437 million generated during the first six months of of 2002.  The primary reason for the difference was the Company’s issuance of 6.9 million shares of the Company’s common stock in March 2002.  Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million. The Company used the proceeds to repay approximately $230 million of short-term borrowings incurred in the first quarter of 2002 related to the Videojet, Gilbarco and Viridor acquisitions.

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

Total debt under the Company’s borrowing facilities increased to $1,326.1 million at June 27, 2003, compared to $1,310.0 million at December 31, 2002.  This increase was due primarily to the change in the U.S Dollar/Euro exchange rates and the resulting increase in the carrying value of the Company’s Euro denominated debt.  In addition, debt increased due to the effect of assumed debt obligations related to first quarter 2003 acquisitions, offset by repayments of debt, including the scheduled repayment of $30 million in private placement notes in April 2003. As of June 27, 2003, $342.9 million of the Company’s debt was fixed at a rate of 6.25%, $250 million was fixed at an average interest cost of 6% (subject to the interest rate swaps described above) and the Company’s LYONs obligations (which as of June 27, 2003 amounted to $548.2 million) carry a yield to maturity of 2.375% (with contingent interest payable as described above).  Substantially all remaining borrowings have interest costs that float with referenced base rates.  As of June 27, 2003, the Company had unutilized commitments under its revolving credit facility of $500 million.  Subsequent to quarter-end, on June 30, 2003, the Company repaid $66.6 million of its outstanding bank borrowings prior to maturity.  As of June 27, 2003, the Company held $1,068.1 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.  As of June 27, 2003, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.  In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company’s Matco subsidiary has sold, with recourse, or provided credit enhancements for, certain of its accounts receivable and notes receivable.  Amounts outstanding under this program approximated $90 million and $93 million at June 27, 2003 and December 31, 2002, respectively.  The subsidiary accounts for such sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125.”  A provision for estimated losses as a result of the recourse has been included in accrued expenses.  No gain or loss arose from these transactions.

Except to the extent disclosed elsewhere in this document, as of June 27, 2003, there have been no material changes outside the ordinary course of business with respect to the contractual obligations, commercial commitments, and off-balance sheet obligations described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Company’s cash flows or financial position.

The Company will continue to have cash requirements to support working capital needs and capital expenditures, acquisitions, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, the Company intends to use available cash and internally generated funds and to borrow under its credit facility or under uncommitted lines of credit. The Company believes that cash provided from these sources will be adequate to meet its cash requirements for the foreseeable future.

The Company declared a regular quarterly dividend of $.025 per share payable on July 31, 2003, to holders of record on June 27, 2003.

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

Long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets and are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows.  Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of the Company’s long-lived assets may require adjustment in future periods.

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

NEW ACCOUNTING STANDARDS – SEE NOTE 6 OF ITEM 1

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.               CONTROLS AND PROCEDURES

(a)               As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon the required evaluation, the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

(b)              There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  –  OTHER INFORMATION

ITEM 4.               Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 6, 2003.  At the annual meeting, the shareholders voted on the following proposals:

1.                             To elect three directors of the Company to a term expiring in 2006.  Each nominee for director was elected by a vote of the shareholders as follows:

	Affirmative Votes	Votes Withheld
Mortimer M. Caplin	137,866,959	1,310,278
Donald J. Ehrlich	137,569,408	1,607,829
Walter G. Lohr, Jr.	137,912,247	1,264,990

In addition, the terms of Messrs. Steven M. Rales, Alan G. Spoon, H. Lawrence Culp, Jr., Mitchell P. Rales and A. Emmet Stephenson, Jr. as directors continued after the meeting.

2.                             To ratify the selection of Ernst & Young LLP as the Company’s independent accountant for the year ending December 31, 2003.  The proposal was approved by a vote of shareholders as follows:

For	137,293,701
Against	1,813,599
Abstain	69,979
139,177,279

3.                             To approve the amended and restated Danaher Corporation & Subsidiaries Executive Deferred Incentive Program.  The proposal was approved by a vote of shareholders as follows:

For	137,478,048
Against	1,438,134
Abstain	260,654
Broker Non-Vote	443
139,177,279

4.                             To approve the material terms of the performance goals for incentive compensation to the Company’s executive officers.  The proposal was approved by a vote of shareholders as follows:

For	135,774,036
Against	3,186,921
Abstain	215,878
Broker Non-Vote	444
139,177,279

5.                             To approve an award of performance shares to the Company’s President and Chief Executive Officer.  The proposal was approved by a vote of shareholders as follows:

For	129,173,989
Against	9,612,183
Abstain	390,664
Broker Non-Vote	443
139,177,279

6.                             To act upon a shareholder proposal regarding Board of Director composition.  The proposal was rejected by a vote of shareholders as follows:

For	30,277,735
Against	75,281,539
Abstain	9,020,739
Broker Non-Vote	24,597,266
139,177,279

ITEM 6.               Exhibits and Reports on Form 8-K

(a)                        Exhibits:

Exhibit 10.1*

Danaher Corporation & Subsidiaries Executive Deferred Incentive Program (incorporated by reference from Annex A to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003).

Exhibit 10.2*	Danaher 2003 Incentive Plan (incorporated by reference from Annex B to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003).

Exhibit 10.3*	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr. (incorporated by reference from Annex C to Danaher

Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003).

Exhibit 10.4

Supply Agreement dated as of March 31, 2003 by and among Sears, Roebuck and Co., Easco Hand Tools, Inc., et al. (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

Exhibit 10.5*	Letter agreement as of July 15, 2003 by and between Danaher and Donald E. Doles.

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.4	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.5

On July 17, 2003, the Company issued a press release announcing earnings for the quarter ended June 27, 2003.  A copy of the release is furnished herewith as Exhibit 99.5.  The press release attached hereto as Exhibit 99.5 is being furnished by the Company pursuant to Item 12 of Form 8-K.

*                 Indicates management contract or compensatory plan, contract or arrangement.

(b)                       Reports filed on Form 8-K:

The Company furnished the following Current Report on Form 8-K during the three months ended June 27, 2003:

The Company furnished a Current Report on Form 8-K dated April 17, 2003, announcing earnings for the three months ended March 28, 2003 and attaching a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	July 16, 2003	By:	/s/ Patrick W. Allender
Patrick W. Allender
Executive Vice President - Chief Financial Officer and Secretary

Date:	July 16, 2003	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer