Form 10-Q
period 2003-09-26
DANAHER CORP /DE/
filed 2003-10-16
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended September 26, 2003

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

Yes  ☒                                                  No  ☐

The number of shares of common stock outstanding at October 10, 2003 was 153,556,253.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(000’s omitted)

	September 26, 2003	December 31, 2002
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$1,104,727	$810,463
Trade accounts receivable, net	836,586	759,028
Inventories:
Finished goods	197,347	165,061
Work in process	127,690	119,872
Raw material and supplies	214,751	200,654
Total inventories	539,788	485,587
Prepaid expenses and other current assets	299,306	332,188
Total current assets	2,780,407	2,387,266
Property, plant and equipment, net of accumulated depreciation of $917,000 and $832,000, respectively	570,724	597,379
Other assets	31,049	36,796
Goodwill	2,946,052	2,776,774
Other intangible assets, net	261,990	230,930
Total assets	$6,590,222	$6,029,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$10,299	$112,542
Accounts payable	439,494	366,587
Accrued expenses	827,887	786,183
Total current liabilities	1,277,680	1,265,312
Other liabilities	606,370	556,812
Long-term debt	1,246,008	1,197,422
Stockholders’ equity:
Common stock-$.01 par value	1,675	1,665
Additional paid-in capital	988,037	915,562
Accumulated other comprehensive income (loss)	(83,297)	(105,973)
Retained earnings	2,553,749	2,198,345
Total stockholders’ equity	3,460,164	3,009,599

Total liabilities and stockholders’ equity	$6,590,222	$6,029,145

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(000’s omitted except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net sales	$1,309,451	$1,151,721	$3,805,098	$3,302,254

Operating costs and expenses:
Cost of sales	766,948	691,648	2,270,310	2,021,740
Selling, general and administrative expenses	326,831	275,317	951,687	791,493
Gains on sale of real estate, net	(93)	(2,674)	(868)	(5,205)

Total operating expenses	1,093,686	964,291	3,221,129	2,808,028
Operating profit	215,765	187,430	583,969	494,226
Interest expense	(14,520)	(14,788)	(44,003)	(39,429)
Interest income	2,605	4,501	7,148	6,926
Earnings before income taxes and effect of accounting change	203,850	177,143	547,114	461,723
Income taxes	(65,232)	(61,114)	(180,226)	(159,294)
Net earnings, before effect of accounting change	138,618	116,029	366,888	302,429

Effect of accounting change, net of tax	—	—	—	(173,750)

Net earnings	$138,618	$116,029	$366,888	$128,679

Basic earnings per share:

Net earnings before effect of accounting change	$0.90	$0.76	$2.39	$2.02

Less: Effect of accounting change	—	—	—	(1.16)

Net earnings	$0.90	$0.76	$2.39	$0.86

Diluted net earnings per share:

Net earnings before effect of accounting change	$0.87	$0.74	$2.31	$1.95

Less: Effect of accounting change	—	—	—	(1.10)

Net earnings	$0.87	$0.74	$2.31	$0.85

Average common stock and common equivalent shares outstanding:

Basic	153,538	151,842	153,200	149,432

Diluted	161,771	159,611	161,213	157,868

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(000’s omitted)
(unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance, December 31, 2002	166,545	$1,665	$915,562	$2,198,345	$(105,973)

Net earnings for the period	—	—	—	366,888	—	$366,888
Dividends declared	—	—	—	(11,484)	—	—
Common stock issued for options exercised and amendment of deferred compensation plan	997	10	72,475	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	22,676	22,676

Balance, September 26, 2003	167,542	$1,675	$988,037	$2,553,749	$(83,297)	$389,564

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(000’s omitted)
(unaudited)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Cash flows from operating activities:
Net earnings from operations	$366,888	$128,679
Effect of change in accounting principle	—	173,750
Net earnings, before effect of accounting change	366,888	302,429

Non-cash items, depreciation and amortization	102,281	98,209
Change in accounts receivable	(23,008)	28,765
Change in inventories	(15,017)	44,306
Change in accounts payable	48,952	52,986
Change in prepaid expenses and other assets	46,201	(25,549)
Change in accrued expenses and other liabilities	93,062	64,283
Total operating cash flows	619,359	565,429

Cash flows from investing activities:
Payments for additions to property, plant, and equipment	(54,060)	(44,953)
Proceeds from disposals of property, plant, and equipment	9,927	19,295
Cash paid for acquisitions	(186,317)	(990,312)
Proceeds from divestitures	11,648	52,562
Net cash used in investing activities	(218,802)	(963,408)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,754	507,420
Proceeds from debt borrowings	5,262	—
Debt repayments	(147,513)	(16,033)
Payment of dividends	(11,484)	(9,072)
Net cash (used in) provided by financing activities	(125,981)	482,315

Effect of exchange rate changes on cash	19,688	12,283
Net change in cash and cash equivalents	294,264	96,619
Beginning balance of cash and cash equivalents	810,463	706,559
Ending balance of cash and cash equivalents	$1,104,727	$803,178

Supplemental disclosures:
Cash interest payments	$36,972	$35,048
Cash income tax payments	$86,476	$17,972

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 26, 2003 and December 31, 2002, its results of operations for the three and nine month periods ended September 26, 2003 and September 27, 2002, and its cash flows for the nine months ended September 26, 2003 and September 27, 2002.

Total comprehensive income was as follows:

	2003	2002
	(millions)

Three Months	$142.2	$103.2
Nine Months	$389.6	$130.6

Total comprehensive income for all periods represents net earnings and the change in cumulative foreign translation adjustment.  Accumulated comprehensive income (loss) also includes the effect of an additional minimum pension liability recorded in the fourth quarter of 2002 of $76.9 million, net of tax.

NOTE 2.                SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2002 Annual Report.  There has been no material change in total assets or liabilities by segment, except for 2003 acquisitions and divestitures (see Note 4).  Segment results for 2003 and 2002 are shown below:

	Nine Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Sales:
Process/Environmental Controls	$1,004,179	$840,222	$2,946,729	$2,417,978
Tool and Components	305,272	311,499	858,369	884,276
	$1,309,451	$1,151,721	$3,805,098	$3,302,254

Operating Profit:
Process/Environmental Controls	$172,617	$139,932	$474,957	$377,604
Tool and Components	48,502	51,723	126,803	131,954
Other	(5,354)	(4,225)	(17,791)	(15,332)
	$215,765	$187,430	$583,969	$494,226

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended September 26, 2003:
Basic EPS	$138,618	153,538	$.90
Adjustment for interest on convertible debentures	2,109	—
Incremental shares from assumed exercise of dilutive options	—	2,202
Incremental shares from assumed conversion of the convertible debenture	—	6,031

Diluted EPS	$140,727	161,771	$.87

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended September 27, 2002:
Basic EPS	$116,029	151,842	$.76
Adjustment for interest on convertible debentures	1,981	—
Incremental shares from assumed exercise of dilutive options	—	1,738
Incremental shares from assumed conversion of of convertible debentures	—	6,031

Diluted EPS	$118,010	159,611	$.74

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Nine Months Ended September 26, 2003:
Basic EPS	$366,888	153,200	$2.39
Adjustment for interest on convertible debentures	6,290	—
Incremental shares from assumed exercise of dilutive options	—	1,982
Incremental shares from assumed conversion of the convertible debenture	—	6,031

Diluted EPS	$373,178	161,213	$2.31

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Nine Months Ended September 27, 2002:
Basic EPS before the effect of the accounting change	$302,429	149,432	$2.02
Adjustment for interest on convertible debentures	5,908	—
Incremental shares from assumed exercise of dilutive options	—	2,405
Incremental shares from assumed conversion of the convertible debentures	—	6,031

Diluted EPS before the effect of the accounting change	$308,337	157,868	$1.95

NOTE 4.                ACQUISITIONS AND DIVESTITURES

The Company completed eight business acquisitions during the nine months ended September 26, 2003.  In addition, the Company acquired twelve businesses during the year ended December 31, 2002. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company.  All of the acquisitions during these time periods have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these targets reflect a number of factors including the future earnings and cash flow potential of these targets; the multiple to earnings, cash flow and other factors at which companies similar to the targets have been purchased by other acquirers; the competitive nature of the process by which we acquired the targets; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

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

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.  The following briefly describes the Company’s acquisition and divestiture activity for the nine months ended September 26, 2003.  For a description of the Company’s acquisition activity for the year-ended December 31, 2002, reference is made to Note 2 to the Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K.

The Company acquired eight companies and product lines during the nine-month period ended September 26, 2003 for total consideration of approximately $186 million in cash including transaction costs. The Company also assumed debt with an aggregate fair market value of approximately $45 million in connection with these acquisitions. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of the Process/Environmental Controls segment.  The aggregated annual revenue of the acquired businesses is approximately $210 million and each of these eight companies individually has less than $125 million in annual revenues.  In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds.  No gain or loss was recognized on the sale and the proceeds have been included in proceeds from the divestiture in the accompanying consolidated condensed statements of cash flows.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 26, 2003 ($ in 000’s):

Accounts receivable	$36,454
Inventory	26,881
Property, plant and equipment	21,617
Goodwill	162,689
Other intangible assets, primarily trade names and patents	30,598
Accounts payable	(14,930)
Other assets and liabilities, net	(32,384)
Assumed debt	(44,608)
Net cash consideration	$186,317

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the nine months ended September 26, 2003 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known.  The Company completed its evaluation of the purchase price allocation for the Thomson Industries acquisition completed in the fourth quarter of 2002 in September 2003.  Goodwill with respect to the acquisition of Thomson Industries was reduced from the original estimate by approximately $5.4 million due primarily to a reduction of the cost estimates for integration activities to be undertaken with respect to this business.  While not expected to be significant, the Company will adjust the purchase price allocations for its 2003 acquisitions as information related to the fair value of the acquired assets and liabilities becomes available.  In addition, the Company will accrue the estimated cost of integration activities when such amounts are determined, but in no event beyond one-year from the date of acquisition.

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

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net sales	$1,309,935	$1,266,673	$3,823,691	$3,750,109
Net earnings before change in accounting principle	136,080	113,657	366,849	306,202
Net earnings	136,080	113,657	366,849	132,452
Diluted earnings per share before change in accounting principle	$.85	$.72	$2.30	$1.98
Diluted earnings per share	$.85	$.72	$2.30	$.88

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

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Videojet	Viridor	Gilbarco	Thomson	All Others	Total
Planned Headcount Reduction:

Balance December 31, 2002	6	42	271	936	154	1,409

Accrual related to 2003 acquisitions	—	—	—	—	647	647

Reductions in 2003	(6)	(32)	(154)	(268)	(507)	(967)

Adjustments to previously provided reserves	—	(10)	(32)	(207)	(11)	(260)

Balance September 26, 2003	—	—	85	461	283	829

Involuntary Employee Termination Benefits:

Balance December 31, 2002	$1,613	$1,595	$16,067	$16,541	$16,119	$51,935

Accrual related to 2003 acquisitions	—	—	—	—	7,009	7,009

Costs incurred in 2003	(1,613)	(1,492)	(7,253)	(3,412)	(12,406)	(26,176)

Adjustments to previously provided reserves	—	—	—	(7,106)	(3,251)	(10,357)

Balance September 26, 2003	$—	$103	$8,814	$6,023	$7,471	$22,411

Facility Closure and Restructuring Costs:

Balance December 31, 2002	$914	$2,389	$2,573	$6,424	$22,609	$34,909

Accrual related to 2003 acquisitions	—	—	—	—	5,299	5,299

Costs incurred in 2003	(567)	(792)	(888)	(3,977)	(9,562)	(15,786)

Adjustments to previously provided reserves	(18)	—	—	2,773	(3,488)	(733)

Balance September 26, 2003	$329	$1,597	$1,685	$5,220	$14,858	$23,689

NOTE 5.                GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the first nine months of 2003 ($ in millions).

Balance December 31, 2002	$2,777

Attributable to 2003 acquisitions	163

Adjustments due to finalization of purchase price allocations	(20)

Effect of foreign currency translation	26

Balance September 26, 2003	$2,946

There were no dispositions of businesses with related goodwill during the nine months ended September 26, 2003.  The acquired goodwill change in the period related to the Company’s Process/Environmental Controls segment.  The Company reduced previously recorded goodwill related to acquisitions which occurred in 2002 primarily as a result of finalization of the integration plans with respect to the Thomson business and other smaller acquisitions, the receipt of information relative to the fair market value of other assets acquired and the finalization of the acquired businesses deferred tax position reflecting the above changes.  The carrying value of goodwill, at September 26, 2003, for the Tools and Components segments and Process/Environmental Controls segment is approximately $212 million and $2,734 million, respectively.  Danaher has nine reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses.  They are as follows:  Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.

Goodwill—Management assesses goodwill for impairment at least annually at the beginning of the fourth quarter or as “triggering” events occur.  In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill.

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

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB No. 123 (FAS 123), “Accounting for Stock-Based Compensation.”  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and disclosure provisions of FAS 148 is effective for the Company’s financial statements issued for 2003.  As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which results in no charge to earnings when options are issued at fair market value.  Therefore, at this time, adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net earnings before effect of accounting change, as reported	$138,618	$116,029	$366,888	$302,429
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,569)	(6,261)	(16,084)	(15,935)

Pro forma net income	$132,049	$109,768	$350,804	$286,494

Earnings per share before effect of accounting change:
Basic—as reported	$.90	$.76	$2.39	$2.02
Basic—pro forma	$.86	$.72	$2.29	$1.92

Diluted—as reported	$.87	$.74	$2.31	$1.95
Diluted—pro forma	$.83	$.70	$2.22	$1.85

Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type.  The pro forma costs of these options granted have been calculated using the Black-Scholes option pricing model and assuming an estimated 3.2% risk-free interest rate, an estimated 7 year life for the option, an estimated 25% expected volatility and dividends at the current annual rate.  The weighted-average grant date fair market value of options issued was $24 and $28 per share in the nine months ended September 26, 2003 and September 27, 2002, respectively.

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

The Company generally accrues estimated warranty costs at the time of sale.  In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained.  Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product.  The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage.  The liability, shown in the following table, is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

In certain cases the Company will sell extended warranty or maintenance agreements.  The proceeds from these agreements is deferred and recognized as revenue over the term of the agreement.

The following is a roll forward of the Company’s warranty accrual for the nine months ended September 26, 2003 ($ in 000’s).

Balance December 31, 2002	$61,235
Accruals for warranties issued during the period	31,440
Changes in estimates related to pre-existing warranties	7,725
Settlements made	(36,507)
Additions due to acquisitions	2,613

Balance September 26, 2003	$66,506

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities.  FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003.  While the Company believes this Interpretation will not have a material effect on its financial position or results of operations, it is continuing to evaluate the effect of adoption of this Interpretation.

In April 2003, the FASB released SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

•              the difference between the actual and estimated return on pension plan assets;

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

Third quarter 2003 consolidated revenues increased 14% over 2002. Acquisitions accounted for approximately 10% growth, and favorable currency translation contributed 4%.  Consolidated sales from existing businesses for the quarter (defined as businesses that have been part of the Company for each comparable period reported) were consistent with 2002’s levels.  For the nine month period, consolidated sales grew 15%, with acquisition growth of 12% and favorable currency translation of 3%. Consolidated sales from existing businesses for the nine month period were consistent with 2002’s levels.

PROCESS/ENVIRONMENTAL CONTROLS

Revenues of the Process/Environmental Controls segment increased 19.5% for the third quarter of 2003 compared to 2002.  The fourth quarter 2002 acquisition of Thomson Industries, and the 2003 acquisition of Willett International Limited (“Willett”), together with several other smaller acquisitions provided a 14% increase in segment sales.  This increase was in addition to an approximate 5% favorable currency translation impact.  Sales from existing businesses for this segment were slightly positive for the quarter compared to 2002.

Revenues from the Company’s environmental businesses, representing approximately 30% of segment revenue, increased 17% in the 2003 third quarter compared to 2002.  Acquisitions completed in 2002 and 2003 accounted for 6% growth, sales from existing operations provided 6% growth and favorable currency translation provided 5% growth.  Existing operations were impacted by strength in the Gilbarco Veeder-Root business, resulting primarily from market-share gains in the U.S. and the timing of orders from major oil companies for Gilbarco petroleum dispensers.  Sales before currency gains from existing businesses in the Company’s water quality businesses were up low single-digits for the quarter as strength in both lab and process instrumentation sales in Europe was partially offset by continued softness in the U.S. ultrapure markets.

Electronic test revenues, representing approximately 17% of segment revenues, grew 11% during the third quarter of 2003 compared to 2002.  Acquisitions, principally the Raytek Corporation acquisition, provided 8% growth, which includes recent, strong sales of Raytek’s non-contact temperature measurement products.   Favorable currency translation provided 4% growth.  These factors were partially offset by a 1% decline related to sales from existing businesses driven primarily due to softness in industrial end-markets.  Our network test equipment business strengthened, compared to earlier this year, to post near flat sales for the quarter.

Sales in the Company’s motion businesses, representing approximately 20% of segment revenues, grew 37%, as acquisitions provided growth of 29% (primarily from the Thomson Industries acquisition in the fourth quarter of 2002) and favorable currency translation effects provided 7% growth to drive this increase.  The existing businesses’ revenues provided 1% growth when compared to the comparable period in 2002 as growth in our motors and direct drives businesses were largely offset by declines in the linear actuator product offerings.

In February 2002, the Company established its product identification business with the acquisition of Videojet Technologies, and in January 2003 added to it with the acquisition of Willett, which together account for approximately 12% of segment revenues.  For the third quarter of 2003, product identification revenues grew 53.5% compared to 2002, with the Willett acquisition providing 48% growth, favorable currency impacts of 3%, and existing operations providing 2.5% growth.

The segment’s niche businesses in the aggregate showed mid-single digit revenue growth in the third quarter, primarily from acquisitions.

Segment sales for the nine month period of 2003 of $2,947 million were 22% higher than the 2002 period.  Acquisitions accounted for a 17% increase in sales over the comparable period in 2002, in addition to favorable currency translation impacts of 5% and a slight increase in sales from existing businesses.

For the nine month period, sales from existing operations of the environmental businesses provided 1% growth, with slight improvement in performance in both the water quality markets and in Gilbarco’s dispenser markets offsetting slight declines in the ultrapure instrumentation businesses.  Sales from existing operations of the motion control businesses provided low-single digit growth for the period, reflecting share gains in certain of its end markets, including electric vehicles and direct drives, offset by weakness in certain linear product offerings.  The electronic test businesses reported sales from existing operations declined at low-single digit rates for the nine month period, primarily due to weakness in network test equipment sales and to a lesser extent softness in industrial end-markets.

For the third quarter, operating profit margins for the segment were 17.2% in 2003 compared to 16.6% in 2002.  This 0.6% increase resulted primarily from benefits achieved from the 2001 restructuring program and other cost reductions completed during 2002 and 2003.  This increase was partially offset by the dilutive impact of lower operating margins of newly acquired businesses, and increases in expenditures on growth opportunities in the segment.

For the nine month period, operating profit margins for the segment increased to 16.1% in 2003 from 15.6% in 2002.  This improvement was driven primarily by cost reduction initiatives completed during 2002, and margin improvements in recently acquired businesses.

TOOLS AND COMPONENTS

Revenues in the Tools and Components segment declined approximately 2% in the third quarter of 2003 compared to 2002.  The entirety of this decrease represents a decline in sales from existing businesses, as there were no acquisitions in this segment during 2002 or 2003, and the impact of currency was negligible.  Hand Tool revenues, representing approximately two-thirds of segment sales, improved approximately 9%, driven primarily by increases in sales from the group’s retail hand tool product lines which rebounded following the inventory reductions by the group’s largest customers which affected sales earlier in the year.  Offsetting these increases was a net sales decline in the segment’s niche businesses, as continued weakness in shipments of truck and industrial boxes as a result of softness in end-user demand was partially offset by revenue gains in the Company’s wheel service equipment product lines.  Also, sales of diesel engine retarders fell during the quarter, reflecting decreased end-user demand as compared to 2002. In 2002, the business experienced an inventory build-up by customers in advance of regulatory changes implemented last year.

Segment revenues for the nine month period of 2003 fell 3% compared to 2002 principally for the reasons noted above.

Third quarter 2003 operating profit margins for the segment were 15.9%, below the 16.6% margins reported in the third quarter of 2002.  Margin improvements at the Jacobs Chuck business unit related to the 2001 restructuring program, and other cost reductions, were offset by margin declines at the Delta Industries business unit related to the volume decrease noted above, the impact of lower engine retarder sales, and by spending on growth opportunities.  Operating profit margins for the nine month period of 14.8% declined slightly from the 14.9% reported in 2002.  The

Company expects to continue pursuing cost reduction efforts in its tools businesses, including plant closures and integrations of existing operations as appropriate.

GROSS PROFIT

Gross profit margins for the 2003 third quarter were 41.4%, an increase of 1.4 points compared to 40.0% in 2002.  This increase results from the benefits of the 2001 restructuring program and other improvements in the cost structures of existing business units, and from cost reductions in business units acquired during the first quarter of 2002, offset somewhat by the effect of slightly lower gross margins of newly acquired businesses.

Gross profit margins for the 2003 nine month period were 40.3%, an increase of 1.5 points compared to 38.8% in 2002.  This increase resulted from the same cost reductions and margin improvements impacting the third quarter, as discussed above.  The Company’s restructuring program announced in the fourth quarter of 2001 is expected to provide approximately $38 million of savings to the full year 2003.

OPERATING EXPENSES

In the third quarter of 2003, selling, general and administrative expenses were 25.0% of sales, an increase of 1.1 points from the 2002 level of 23.9%.  This increase is due primarily to additional spending to fund growth opportunities throughout the Company, as well as the impact of newly acquired businesses and their higher relative operating expense structures.  For the nine month period of 2003, selling, general and administrative expenses were 25.0% of sales, an increase of 1.0 point from the 2002 level of 24.0%.  This increase results from the same factors as those described for the third quarter.

INTEREST COSTS AND FINANCING TRANSACTIONS

The Company’s debt financing as of September 26, 2003 was composed primarily of $551.4 million of zero coupon convertible notes due 2021 (“LYONs”), $344.4 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008.  The Company maintains revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes.  There have been no borrowings under the revolving credit facilities.  Borrowings under the revolving credit agreements bear interest of Eurocurrency rate plus ..21% to .70%, depending on the Company’s debt rating.  The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively.

Interest expense of $14.5 million in the third quarter of 2003 was slightly lower than the corresponding 2002 period.  The decrease in interest expense is due primarily to reduced debt levels resulting from repaying outstanding indebtedness offset by the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s $344.4 million of 6.25% Eurobond notes due 2005.  Interest expense of $44.0 million for the nine month period rose slightly compared to 2002, primarily driven by the unfavorable impacts of the Euro/U.S. Dollar exchange rate on interest expense. Interest income of $2.6 million and $4.5 million was recognized in the third quarters of 2003 and 2002, respectively, and interest income of $7.1 million and $6.9 million was recognized in each of the 2003 and 2002 nine month periods, respectively.

INCOME TAXES

The 2003 effective tax rate of 32.9% is 1.6% lower than the 2002 effective rate, mainly due to the effect of a higher proportion of foreign earnings in 2003 compared to 2002 and the impact of additional research and experimentation credits available to reduce the U.S. tax liabilities.  The Company expects a 32.0% effective tax rate for the balance of 2003.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, and credit risk, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities.  In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 26, 2003, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $16 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the 6% notes due 2008 having a notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes will be the six month LIBOR rate plus approximately 0.425%.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges.  Since these instruments qualify as “effective” or “perfect” hedges, they have no impact on net income or stockholders’ equity.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise primarily from capital investment in machinery, equipment and the improvement of facilities, funding working capital requirements to support business growth initiatives, acquisitions, dividend payments, pension funding obligations and debt service costs.  The Company continues to generate substantial cash from operations and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.  Operating cash flow, a key source of the Company’s liquidity, was $619.4 million for the nine months ended September 26, 2003, an increase of $54.0 million, or approximately 10% as compared to the nine months ended September 27, 2002.  The increase in operating cash flow was driven primarily by earnings growth.  The impact of the timing of payments for certain of the Company’s benefit programs, including 401(k) and employee health plan contributions were substantially offset by slowing in working capital improvements relating to accounts receivable and inventory and increased income tax payments compared to levels in 2002.

Investing activities for the nine months ended September 26, 2003 used cash of $218.8 million compared to $963.4 million of cash used in the first nine months of 2002.  Gross capital spending of $54.1 million for the first nine months of 2003 increased $9.1 million from the first nine months of 2002, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives.  Capital expenditures are made primarily for machinery, equipment and the improvement of facilities. In 2003, the Company expects capital spending of approximately $80 million. Disposals of fixed assets yielded $9.9 million of cash proceeds for the first nine months of 2003, primarily due to the sale of four facilities and other real property. Net pre-tax gains of $0.9 million were recorded on the sales and are included as a gain on sale of real estate in the accompanying statements of earnings.  In addition, as discussed below, the Company has completed several business acquisitions during the nine months ended September 26, 2003 as well as the year ended December 31, 2002.  All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.  For a discussion of other factors resulting in the recognition of goodwill see Note 4 to the accompanying financial statements.

The Company acquired eight companies and product lines during the nine-month period ended September 26, 2003 for total consideration of approximately $186.3 million in cash, including transaction costs. The Company also assumed debt with an estimated fair market value of approximately $45.0 million in connection with these acquisitions. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of the Process/Controls segment. The aggregated annual revenue of the acquired businesses is approximately $210 Million and each of these eight companies individually has less than $125 Million.  In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds.  No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Condensed Statements of Cash Flows.

On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $63 million (including $53 million in net cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at closing and subsequent to closing.  On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc in a stock acquisition, for approximately $400 million in cash including transaction costs.  On February 4, 2002, the Company acquired 100% of Viridor Instrumentation Limited from the Pennon Group plc in a stock acquisition, for approximately $137 million in cash including transaction costs.  On February 1, 2002, the Company acquired 100% of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc in a stock acquisition, for approximately $309 million in cash including transaction costs (net of $17 million of acquired cash).  On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next six years, and an additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005.  In addition, during the year ended December 31, 2002, the Company acquired eight smaller companies, for total consideration of approximately $186 million in cash including transaction costs.

Financing activities used cash of $126.0 million during the first nine months of 2003 compared to $482.3 million generated during the first nine months of of 2002.  The primary reason for the difference was the Company’s issuance of 6.9 million shares of the Company’s common stock in March 2002.  Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million. The Company used the proceeds to repay approximately $230 million of short-term borrowings incurred in the first quarter of 2002 related to the Videojet, Gilbarco and Viridor acquisitions.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in zero-coupon convertible senior notes due 2021 known as Liquid Yield Option Notes or LYONS. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions.  The LYONs carry a yield to maturity of 2.375%.  Holders of the LYONs may convert each of their LYONs into 7.2676 shares of Danaher common stock (in the aggregate for all LYONs, approximately 6.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021.  The Company may redeem all or a portion of the LYONs for cash at any time on or after January 22, 2004. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2004 or on January 22, 2011.  The Company has not determined if it would issue stock or pay cash in the event the LYONs notes are put in January 2004.  The Company has the ability to draw off available revolving credit facilities should it elect to redeem such notes for cash and has therefore classified the LYONs obligations as long-term in the accompanying financial statements.  Holders of the LYONs will consider various factors, including the Company’s stock price, the Company’s projected stock price volatility and prevailing market interest rates, in determining whether to require the Company to repurchase the LYONs in January 2004.  If a put does become likely, the Company may consider altering the terms of the indenture governing the LYONs to reduce the likelihood of a put.  The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Total debt decreased to $1,256.3 million at September 26, 2003, compared to $1,310.0 million at December 31, 2002.  This decrease was due primarily to repayments of $147.5 million of debt, offset in part by the change in the U.S Dollar/Euro exchange rates and the resulting increase in the carrying value of the Company’s Euro denominated debt.  All significant debt obligations assumed related to first quarter 2003 acquisitions have been repaid.  As of September 26, 2003, $344.4 million of the Company’s debt was fixed at a rate of 6.25%, $250 million was fixed at an average interest cost of 6% (subject to the interest rate swaps described above) and the Company’s LYONs obligations (which as of September 26, 2003 amounted to $551.4 million) carry a yield to maturity of 2.375% (with contingent interest payable as described above).  Substantially all remaining borrowings have interest costs that float with referenced base rates.  As of September 26, 2003, the Company had unutilized commitments under its revolving credit facilities of $1.0 billion.

As of September 26, 2003, the Company held $1.1 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.  As of September 26, 2003, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.  In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company’s Matco subsidiary has sold, with recourse, or provided credit enhancements for, certain of its accounts receivable and notes receivable.  Amounts outstanding under this program approximated $80 million and $93 million at September 26, 2003 and December 31, 2002, respectively.  The subsidiary accounts for such sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing

of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125.”  A provision for estimated losses relating to the recourse exposure has been included in accrued expenses.

Due to declines in the equity markets, the fair value of the Company’s pension fund assets has decreased since 2001.  In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a minimum pension liability adjustment of $76.9 million (net of tax benefit of $39.6 million) at December 31, 2002.  The minimum pension liability is calculated as the difference between the actuarially determined accumulated benefit obligation and the value of the plan assets as of September 30, 2002 (see Note 9 to the consolidated financial statements for the year ended December 31, 2002 for additional information).  This adjustment results in a direct charge to stockholders’ equity and does not immediately impact net earnings, but is included in other comprehensive income.  Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in such calculations.  These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors.  While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations.  The Company used a 7.0% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2002.  A 25 basis point reduction in the discount rate would have increased the after-tax minimum pension liability approximately $10 million from the amount recorded in the financial statements at December 31, 2002.

For 2003, the Company lowered the expected long-term rate of return assumption from 9% to 8.5% for the Company’s defined benefit pension plan reflecting lower expected long-term returns on equity and debt investments included in plan assets.  The plan maintains between 60 to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities.  The balance of the asset portfolio is invested in high-quality corporate bonds and bond index funds.  Including the effect of this change, pension expense for this plan for the year ended December 31, 2003 is anticipated to be approximately $12 million, or $8 million on an after-tax basis, compared with $1.9 million (or $1.2 million after tax) for this plan in 2002.  Consistent with prior years, the Company anticipates there will be no statutory funding requirements for the defined benefit plan in 2003.  If asset values and interest rates remain at 2002 levels through the end of 2003, funding of approximately $10 million may be required in 2004.

Except to the extent disclosed elsewhere in this document, as of September 26, 2003, there have been no material changes outside the ordinary course of business with respect to the contractual obligations, commercial commitments, and off-balance sheet obligations described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Company’s cash flows or financial position.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required and to pay dividends to shareholders. In order to meet these cash requirements, the Company intends to use available cash, internally generated funds and borrowings under its credit facility, or accessing capital markets, or under uncommitted lines of credit. The Company believes that cash provided from these sources will be adequate to meet its cash requirements for the foreseeable future.

The Company declared a regular quarterly dividend of $.025 per share payable on October 31, 2003, to holders of record on September 26, 2003.

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

Inventories. The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

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

(b)           There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 10.1	Credit Agreement dated as of July 23, 2003 by and among Danaher Corporation, Bank of America, N.A. and the other lenders named therein.

	Exhibit 10.2*	Amendment No. 2 to the Danaher Corporation 1998 Stock Option Plan

	Exhibit 10.3*	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

On October 16, 2003, the Company issued a press release announcing earnings for the quarter ended September 26, 2003.  A copy of the release is furnished herewith as Exhibit 99.1.  The press release attached hereto as Exhibit 99.1 is being furnished by the Company pursuant to Item 12 of Form 8-K.

* Indicates management contract or compensatory plan, contract or arrangement

(b)           Reports filed on Form 8-K:

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	October 15, 2003	By:	/s/ Patrick W. Allender
Patrick W. Allender
Executive Vice President - Chief Financial Officer and Secretary

Date:	October 15, 2003	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer