Form 10-K
period 2003-12-31
DANAHER CORP /DE/
filed 2004-03-10
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number:1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of incorporation)	(I.R.S.Employer Identification number)

2099 Pennsylvania Ave. N.W., 12th Floor Washington, D.C.	20006-1813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchanges on which registered
Common Stock $.01 par Value	New York Stock Exchange, Inc. Pacific Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange act Rule 12b-2).

Yes ☒	No ☐

As of February 27, 2004, the number of shares of Danaher common stock outstanding was 153.9 million shares.  The aggregate market value of common shares held by non-affiliates of the Registrant on June 27, 2003 was approximately $7.8 billion, based upon the closing price of the Company’s common shares as quoted on the New York Stock Exchange composite tape on such date.  Shares of Company common stock held by each executive officer and director and by each person known to beneficially own more than 10% of Danaher’s outstanding common stock have been excluded from such calculation in that such persons may be deemed affiliates.  The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

EXHIBIT INDEX APPEARS ON PAGE 54

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for its 2004 annual meeting of stockholders. With the exception of the pages of the 2004 Proxy Statement specifically incorporated herein by reference, the 2004 Proxy Statement is not deemed to be filed as part of this Form 10-K.

 INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward looking statements, including projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to:

•              the Company’s ability to continue longstanding relationships with major customers and penetrate  new channels of distribution;

•              increased competition;

•              demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products;

•              adverse changes in currency exchange rates or raw material commodity prices;

•              unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters;

•              risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, difficulty in staffing and managing widespread operations, differing labor regulation, differing protection of intellectual property, and unexpected changes in laws or licensing or regulatory requirements;

•              risks related to terrorist activities and the U.S. and international response thereto;

•              changes in the environment for making acquisitions and divestitures, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;

•              the Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•              the challenge of managing asset levels, including inventory;

•              assumptions relating to pension and other post-retirement costs;

•              the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•              other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements.  These forward looking statements speak only as of the date of this Annual Report.  The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

PART I

ITEM 1.  BUSINESS

Operating Segments

Danaher conducts its operations through two business segments: Process/Environmental Controls and Tools & Components. The Process/Environmental Controls segment accounted for approximately 77% of Danaher’s revenues in 2003 and the Tools & Components segment accounted for approximately 23% of Danaher’s revenues in 2003.  For additional information regarding the Company’s segments, please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report.

PROCESS/ENVIRONMENTAL CONTROLS

As of December 31, 2003, the Process/Environmental Controls segment encompassed four strategic platforms (Motion, Environmental, Electronic Test, and Product Identification) and three focused niche businesses (Power Quality, Aerospace and Defense, and Industrial Controls).

Process/Environmental Controls products are distributed by the Company’s sales personnel and independent representatives to distributors, end-users, and original equipment manufacturers.

In the first quarter of 2004 a fifth strategic platform, Medical Technology, was added to the segment through the acquisitions of substantially all of the outstanding shares of Radiometer A/S and the Gendex business of Dentsply International Inc. On January 27, 2004, Danaher acquired 95.4% of the share capital of, and 97.9% of the voting rights in, Radiometer pursuant to a tender offer announced on December 11, 2003.  Danaher submitted a mandatory tender offer for the remaining outstanding shares of Radiometer on February 4, 2004 as required under Danish law and intends to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law. In addition, Danaher acquired substantially all of the assets and certain liabilities of the Gendex business of Dentsply International Inc. on February 27, 2004.

Radiometer designs, manufactures, and markets a variety of instruments used to measure blood gases and related critical care parameters, primarily in hospital applications.  The company also provides consumables and services for its instruments.  Radiometer is a worldwide leader in its served segments.  Gendex is a leading provider of conventional and digital dental radiography equipment, intra-oral cameras, dental air abrasion system, and related products.

STRATEGIC PLATFORMS

Environmental. As of December 31, 2003, Environmental, representing approximately 30% of segment revenue in 2003, was Danaher’s largest strategic platform. The Environmental platform serves two main markets:  water quality and retail/commercial petroleum.

Danaher’s water quality operations provide a wide range of instruments, related consumables, and services used to detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, and ultrapure water.  Typical users of these products include municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, and third-party testing laboratories.  The Company is a worldwide leader in this market, providing products under a variety of well-known brands.  We entered the water quality sector in 1996 and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions including Dr. Lange, Hach Company, and Viridor Instrumentation.

Through the Gilbarco Veeder-Root business, Danaher is a leading worldwide provider of technologies and services for the retail/commercial petroleum market.  The Company designs, manufactures, and markets a wide range of products including monitoring and leak detection systems, vapor recovery equipment, fuel dispensers, point-of-sale and merchandising systems, and submersible turbine pumps.  Within our target markets, we also provide remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.  Danaher has participated in the retail/commercial petroleum market since the mid-1980s through its Veeder-Root business, and substantially enhanced its geographic coverage and product and service breadth through the acquisitions of Red Jacket and of Gilbarco (formerly known as Marconi Commerce Systems).

Motion. Danaher’s Motion platform, representing approximately 20% of segment revenue in 2003, provides motors, drives, controls, mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators) and related products for various precision motion markets such as packaging equipment, medical equipment, robotics, circuit board assembly equipment, and electric vehicles such as lift trucks.  The Company is currently one of the leading worldwide providers of precision motion control equipment.  Danaher entered the motion industry through the acquisition of Pacific Scientific Company in 1998, and has subsequently expanded its product and geographic breadth with various additional acquisitions, including American Precision Industries, Kollmorgen Corporation, the motion businesses of Warner Electric Company, and Thomson Industries.

Electronic Test. The Electronic Test platform, representing approximately 16% of segment revenue in 2003, was created through the acquisition of Fluke Corporation in 1998, and has since been supplemented by various acquisitions. Fluke designs, manufactures, and markets a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, temperature, pressure, and other key electrical parameters.

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

Product Identification. The Product Identification platform, which accounted for approximately 12% of segment revenues in 2003, designs, manufactures, and markets a variety of equipment used to print and read bar codes, date codes, lot codes, and other tracking and marketing information on primary and secondary packaging.  Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations.  Danaher entered the Product Identification market through the acquisition of Videojet (formerly known as Marconi Data Systems) in 2002, and has expanded its product and geographic coverage through the subsequent acquisitions of Willett International Limited in January 2003 and Accu-Sort Systems Inc. in November 2003.  Today, Danaher is a leader in its served Product Identification market segments.

FOCUSED NICHE BUSINESSES

Aerospace and Defense. Aerospace and Defense designs, manufactures, and marketsa variety of aircraft safety equipment, including smoke detection and fire suppression systems, energetic material systems, electronic security systems, motors and actuators, and electrical power generation and management subsystems, as well as submarine periscopes and photonic masts. These product lines came principally from the Pacific Scientific and Kollmorgen acquisitions, and are marketed under the Pacific Scientific, Sunbank, Securaplane, Kollmorgen Electro-Optical, and Calzoni brands.

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

Power Quality. Power Quality serves two general markets. Through the Danaher Power Solutions business, Danaher provides products such as digital static transfer switches, power distribution units, and transient voltage surge suppressors. Sold under the Cyberex, Current Technology, Joslyn and United Power brands, these products are typically incorporated within systems used to ensure high-quality, reliable power in commercial and industrial environments. Danaher’s other power quality businesses provide a variety of products, marketed under the Joslyn Hi-Voltage, Joslyn, Qualitrol, Jennings, and Hathaway brands, and are mainly used in power transmission and distribution systems. Customers are primarily electric utilities.

TOOLS & COMPONENTS

The Tools & Components segment encompasses one strategic platform, Mechanics’ Hand Tools, and five focused niche businesses.  Products are distributed by the Company’s sales personnel and independent representatives to distributors, end-users, and original equipment manufacturers.

STRATEGIC PLATFORM

Mechanics’ Hand Tools. The Mechanics’ Hand Tools platform, representing approximately two-thirds of segment revenue in 2003, encompasses two businesses: Danaher Tool Group (“DTG”) and Matco Tools Corporation (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.’s Craftsman® line of mechanics’ hand tools for over 60 years. DTG has also been the primary supplier of specialized automotive service tools to the National Automotive Parts Association (NAPA) for over 30 years, and the designated supplier of general purpose mechanics’ hand tools to NAPA since 1983. In addition to this private label business, Danaher also markets various products under its own brand names, including mechanics’ hand tools for industrial and consumer markets under the Armstrong, Allen and Sata brands, automotive service tools under the K-D Tools brand, and specialty fasteners under the Holo-Krome brand.

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

Jacobs Vehicle Systems (“JVS”). JVS is a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling Jake Brake brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 2 through 7 vehicles. With over 2.5 million engine retarders installed, JVS has maintained a leadership position in its industry since introducing the first engine retarder in 1961.

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

Raw Materials

The Company’s manufacturing operations employ a wide variety of raw materials.  While certain raw materials such as steel and certain electrical components are subject to supply constraints, Danaher believes that it will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Patents/Trademarks

The Company owns numerous patents and trademarks, and has also acquired licenses under patents and trademarks owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent or trademark to be of material importance to either segment or to the business as a whole. From time to time, however, the Company does engage in litigation to protect its patents and trademarks.  Any of the Company’s patents, trademarks or other proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

Employee Relations

At December 31, 2003, the Company employed approximately 30,000 persons, of which approximately 17,000 were employed in the United States.  Of these United States employees, approximately 3,000 were hourly-rated unionized employees.  The Company also has government-mandated collective bargaining arrangements or union contracts in other countries.  The Company considers its labor relations to be good.

Research and Development

The Company’s research and development expenditures were approximately $207 million for 2003, $174 million for 2002 and $119 million for 2001.  Our research and development expenditures by business segment were as follows: for Process/ Environmental Controls, $197 million for 2003, $163 million for 2002 and $111 million for 2001; for Tools and Components, $10 million for 2003, $11 million for 2002 and $8 million for 2001.  The Company conducts research and development activities for the purpose of developing new products and services and improving existing products and services.

Government Contracts

The Company has agreements relating to the sale of products to government entities, primarily defense-related products and water and wastewater related products, and, as a result, is subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. The Company’s agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors.  The Company is also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts, criminal or civil sanctions, administrative penalties or suspension or debarment from U.S. government contracting or subcontracting for a period of time.

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

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and foreign environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations.  The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations.  In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company, previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982.  Danaher acquired JMC in September 1995.  These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. In addition, the Company is from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims; however, there can be no assurance that estimates of environmental liabilities will not change.  The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites.  If the Company determines that it has potential liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site.  The Company estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known.  While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized.  The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations.  As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change.  In view of the Company’s financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operation, financial condition and cash flow.

International Operations

The Company’s net revenue originating outside the U.S., as a percentage of the Company’s total net revenue, was approximately 31 percent in 2003, 28 percent in 2002 and 31 percent in 2001.  By business segment, net revenue originating outside the U.S., as a percentage of the segment’s total net revenue, was as follows:  for Process/ Environmental Controls, 37 percent in 2003, 34 percent 2002 and 39 percent in 2001; for Tools and Components, 11 percent in 2003, 11 percent 2002 and 11 percent in 2001.

The Company’s long-lived assets located outside of the U.S., as a percentage of the Company’s total long-lived assets, was approximately 18 percent in 2003, 15 percent in 2002 and 12 percent in 2001.  By business segment, long-lived assets located outside of the U.S., as a percentage of the segment’s total long-lived assets, was as follows:  for Process/Environmental Controls, 19 percent in 2003, 16 percent 2002 and 13 percent in 2001; for Tools and Components, 5 percent in 2003, 5 percent 2002 and 5 percent in 2001.

For additional information related to revenues and long-lived assets by country, please refer to Note 15 to the Consolidated Financial Statements.

Most of the Company’s sales in international markets are made by foreign sales subsidiaries and through various representatives and distributors. However, the Company also sells into international markets directly from the U.S.

The Company’s international business is subject to risks customarily encountered in foreign operations, including interruption in the transportation of materials and products to the Company and finished goods to the Company’s customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property.  The Company is also exposed to foreign currency exchange rate risk inherent in its operating results and assets and liabilities denominated in currencies other than the United States dollar.  Terrorist activities and the U.S. and international response thereto could exacerbate these risks. Financial information about the Company’s international operations is contained in Note 15 of the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, and additional information about the possible effects on the Company of foreign currency fluctuations is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Major Customers

The Company has no customers which accounted for more than 10% of consolidated sales in 2003.  The Company’s largest single customer is Sears, Roebuck and Co. (“Sears”).  The Company has had a long-standing relationship with Sears.  The Company believes the loss or material reduction of this business could have a material adverse effect on the results of operations of the Tools and Components segment and of the Company as a whole.

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

Code of Ethics

Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct are available in the Investor Information section of Danaher’s website at www.danaher.com. Stockholders may request a free copy of the Standards of Conduct from:

Danaher Corporation
Attention: Investor Relations
2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, D.C. 20006

Danaher intends to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer of Danaher, in the Investor Information section of Danaher’s website, at www.danaher.com, within five business days following the date of such amendment or waiver.

Corporate Governance Guidelines and Committee Charters

Danaher has adopted Corporate Governance Guidelines, which are available in the Investor Information section of Danaher’s website at www.danaher.com.  The charters of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are also available in the Investor Information section of the Company’s website at  www.danaher.com.  Stockholders may request a free copy of these committee charters and the Corporate Governance Guidelines from the address set forth above under “—Code of Ethics.”

ITEM 2.  PROPERTIES

The Company’s corporate headquarters are located in Washington, D.C.  At December 31, 2003, the Company had 156 significant manufacturing and distribution locations worldwide, comprising approximately 17 million square feet, of which approximately 11 million square feet are owned and approximately 6 million square feet are leased.  Of these manufacturing and distribution locations, 98 facilities are located in the United States and 58 are located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada, and Latin America. The number of manufacturing and distribution locations by business segment are: Process/ Environmental Controls, 116; and Tools and Components, 40. The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the litigation noted above under Item 1, Business - Environmental and Safety Regulations, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes.  Some of these lawsuits include claims for punitive as well as compensatory damages.  The Company estimates its exposure for product liability and accrues for this estimated liability up to the limits of the deductibles under available insurance coverage.  All other claims and lawsuits are handled on a case-by-case basis.  As previously noted under Item 1, the Company is also involved in proceedings with respect to environmental matters, including sites where it has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company believes that the results of the above-noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company’s results of operations, cash flows or financial condition, even before taking into account any related insurance recoveries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of the Company’s executive officers.  All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position	Officer Since

Steven M. Rales	52	Chairman of the Board	1984

Mitchell P. Rales	47	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	41	Chief Executive Officer and President	1995

Patrick W. Allender	57	Executive Vice President, Chief Financial Officer and Secretary	1987

Philip W. Knisely	49	Executive Vice President	2000

Steven E. Simms	48	Executive Vice President	1996

James H. Ditkoff	57	Senior Vice President- Finance and Tax	1991

Daniel L. Comas	40	Vice President- Corporate Development	1996

Donald E. Doles	58	Vice President- Danaher Business System and Corporate Procurement	2003

Robert S. Lutz	46	Vice President- Chief Accounting Officer	2002

Daniel A. Pryor	36	Vice President- Strategic Development	2000

Steven M. Rales has served as Chairman of the Board since January 1984.  In addition, during the past five years, he has been a principal in a number of private business entities with interests in manufacturing companies and publicly traded securities.  Mr. Rales is a brother of Mitchell P. Rales.

Mitchell P. Rales has served as Chairman of the Executive Committee since 1990.  In addition, during the past five years, he has been a principal in a number of private business entities with interests in manufacturing companies and publicly traded securities.  Mr. Rales is a brother of Steven M. Rales.

H. Lawrence Culp, Jr. was appointed President and Chief Executive Officer in 2001.  He has served in general management positions within the Company for more than the past five years, including serving as Chief Operating Officer from July 2000 to May 2001.

Patrick W. Allender has served as Chief Financial Officer of the Company since March 1987 and was appointed Executive Vice President in 1999.

Philip W. Knisely was appointed Executive Vice President in June 2000.  He had previously served Colfax Corporation, a diversified industrial manufacturing company, as Chief Executive Officer, since 1995.  Colfax Corporation is majority-owned by Steven and Mitchell Rales.

Steven E. Simms was appointed Executive Vice President in November 2000.  He joined the Company in 1996 as Vice President and Group Executive.

James H. Ditkoff served as Vice President-Finance and Tax from January 1991 to December 2002 and has served as Senior Vice President-Finance and Tax since December 2002.

Daniel L. Comas has served as Vice President-Corporate Development since 1996.

Donald E. Doles has served as Vice President-Danaher Business System and Corporate Procurement since June 2003.  Mr. Doles joined the Company in 1989 and has served in a variety of management positions within the Company, most recently as Vice President-Procurement from October 2002 to June 2003, Vice President-Supply, Danaher Tool Group from September 2001 until

October 2002, President of Jacobs Chuck Co. North America from March 2001 until September 2001, and as Corporate Director-Danaher Business System Office from July 1999 until March 2001.

Robert S. Lutz joined the Company as Vice President-Audit and Reporting in July 2002 and was appointed Vice President-Chief Accounting Officer in March 2003.  Prior to joining the Company, he served in various positions at Arthur Andersen LLP from 1979 until 2002, most recently as partner from 1991 to July 2002.

Daniel A. Pryor was appointed Vice President-Strategic Development in November 2000.  He has served in general management positions within the Company for more than the past five years, including service as Executive Vice President of Hach Company from June 1999 through November 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol DHR. On February 27, 2004, there were approximately 2,600 registered holders of record of the Company’s common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2003			2002
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$68.50	$59.55	$.025	$74.25	$58.51	$.02
Second quarter	72.25	64.10	.025	75.46	61.28	.02
Third quarter	78.62	65.32	.025	66.36	52.60	.025
Fourth quarter	92.35	73.36	.025	67.19	52.98	.025

The payment of dividends by the Company in the future will be determined by the Company’s Board of Directors and will depend on business conditions, the Company’s financial earnings and other factors.

 ITEM 6.    SELECTED FINANCIAL DATA

	2003		2002		2001		2000	1999
	(in thousands except per share data)

Sales	$5,293,876		$4,577,232		$3,782,444		$3,777,777	$3,197,238

Operating profit	845,995	(a)	701,122	(b)	502,011	(b)	552,149	458,007

Net earnings before effect of accounting change and reduction of income tax reserves related to previously discontinued operation	536,834	(a)	434,141	(b)	297,665	(b)	324,213	261,624	(c)

Net earnings	536,834	(a)	290,391	(b)	297,665	(b)	324,213	261,624	(c)

Earnings per share before accounting change and reduction of income tax reserves related to previously discontinued operation

Basic	3.50	(a)	2.89	(b)	2.07	(b)	2.28	1.84	(c)

Diluted	3.37	(a)	2.79	(b)	2.01	(b)	2.23	1.79	(c)

Earnings per share

Basic	3.50	(a)	1.93	(b)	2.07	(b)	2.28	1.84	(c)

Diluted	3.37	(a)	1.88	(b)	2.01	(b)	2.23	1.79	(c)

Dividends per share	0.10		0.09		0.08		0.07	0.07

Total assets	6,890,050		6,029,145		4,820,483		4,031,679	3,047,071

Total debt	1,298,883		1,309,964		1,191,689		795,190	374,634

(a)                        Includes a benefit of $22.5 million ($14.6 million after-tax or $0.09 per share) from a gain on curtailment of the Company’s Cash Balance Pension Plan.

(b)                       Includes $69.7 million ($43.5 million after-tax or $0.29 per share) in costs from restructuring charges taken in the fourth quarter of 2001 and a benefit of $6.3 million ($4.1 million after-tax or $0.03 per share) from the reversal of unutilized restructuring accruals recorded in the fourth quarter of 2002.

(c)                        Includes $9.8 million in after-tax costs ($0.07 per share) from the merger with the Hach Company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its audited consolidated financial statements.

OVERVIEW

Danaher Corporation derives its revenue from the design, manufacture and marketing of industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions, in two business segments: Process/Environmental Controls and Tools and Components.  As discussed in greater detail below, subsequent to December 31, 2003 the Company acquired Radiometer A/S and substantially all of the assets and certain liabilities of the Gendex business of Dentsply International, Inc., adding medical technology products to the Process/Environmental Controls segment for 2004.  These businesses, the core of a new Medical Technology platform, are expected to provide additional revenue and earnings growth opportunities for the Company both through growth of the existing businesses and through the potential acquisition of complementary businesses.

The Company strives to create shareholder value through delivering revenue growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services; upper quartile financial performance when compared against peer companies; and upper quartile cash flow generation from operations.  To accomplish these goals, the Company uses a set of tools and processes, known as the Danaher Business System (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation.  The Company will also acquire other businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic platform.  The extent to which appropriate acquisitions are made and integrated can affect the Company’s overall growth and operating results.

As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors.  However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results.  For the majority of 2003, market indicators of the global manufacturing economy remained mixed.  While differences exist among the Company’s businesses, the Company’s markets strengthened in the second half of 2003 and the Company experienced strong revenue growth in the fourth quarter of 2003 when compared against the fourth quarter of 2002.  Given order and revenue trends in December 2003, January and February 2004, we expect the higher level of revenues experienced in the fourth quarter of 2003, adjusted for the seasonality of certain of our businesses, to continue into the early part of the 2004 fiscal year.

Consolidated revenues for 2003 increased approximately 15.5% over 2002.  Acquisitions accounted for approximately 10% growth, favorable currency translation, primarily as a result of the strengthening of the Euro, contributed approximately 4% growth and revenues from existing businesses for the year (defined as businesses that have been part of the Company for each comparable period reported excluding currency effect) contributed 1.5% growth.  Substantially all of this sales growth from existing businesses occurred in the fourth quarter as the Company’s revenues from existing businesses for the first three quarters of 2003 were generally consistent with 2002’s comparable revenues.

The Company continues to operate in a highly competitive business environment in most of the markets and geographies served.  The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.  With the formation of the Medical Technology platform noted above, the Company expects to devote significant attention to the successful integration of these acquired businesses into the organization.  Management believes it has the resources to successfully integrate these businesses into the Company.  In addition, as noted above the Company benefited from the impact of favorable currency trends in its international businesses in 2003.  The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of revenue and profit in the consolidated financial statements.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the past three years:

(in thousands)	2003		2002		2001
Process/Environmental Controls	$4,096,686	77.4%	$3,385,154	74.0%	$2,616,797	69.2%
Tools and Components	1,197,190	22.6%	1,192,078	26.0%	1,165,647	30.8%
	$5,293,876	100.0%	$4,577,232	100.0%	$3,782,444	100.0%

PROCESS/ENVIRONMENTAL CONTROLS

The Process/Environmental Controls segment is comprised of businesses which produce and sell compact, professional electronic test tools; product identification equipment and consumables; water quality instrumentation and consumables; retail petroleum automation products; underground storage tank leak detection systems; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; communication line products; power protection products; liquid flow and quality measuring devices; quality assurance products and systems; safety devices; and electronic and mechanical counting and controlling devices.

Process/Environmental Controls Selected Financial Data

	For the years ended December 31,
	($ in millions)
	2003	2002	2001
Sales	$4,096.7	$3,385.2	$2,616.8
Operating profit	$674.3	$540.5	$388.6
Operating profit as a % of sales	16.5%	16.0%	14.9%

2003 COMPARED TO 2002

Segment Overview

Sales of the Process/Environmental Controls segment increased 21% in 2003 compared to 2002.  The fourth quarter 2002 acquisition of Thomson Industries, and the 2003 acquisition of Willett International Limited (“Willett”), together with several other smaller acquisitions provided a 14% increase in segment sales.  This increase was in addition to an approximate 5% favorable currency translation impact.  Sales from existing businesses for this segment were up approximately 2% compared to 2002, principally from sales increases in the motion, environmental and product identification businesses.   Prices were essentially flat compared to 2002.

Operating profit margins for the segment were 16.5% in 2003 compared to 16% in 2002.  Operating profit margins for 2002 included approximately 40 basis points of benefit associated with gains on the sale of real estate and adjustments to the restructuring reserves established in 2001.  The overall improvement in operating profit margins was driven primarily by on-going cost reductions associated with our DBS initiatives completed during 2003, and margin improvements in recently acquired businesses, which typically have higher cost structures than the Company’s existing operations.

Business Overview

Environmental.   Revenues from the Company’s environmental businesses, representing approximately 30% of segment revenue in 2003, increased approximately 15.5% in 2003 compared to 2002.  Acquisitions completed in 2002 and 2003 accounted for approximately 7.5% growth, revenues from existing businesses provided 2% growth and favorable currency translation provided 6% growth.  Operations were impacted by strength in the second half of 2003 in the Gilbarco Veeder-Root retail petroleum equipment business, resulting in part from market-share gains in the U.S. due to the addition of a number of distributors as a result of financial difficulties of a competitor.  Increased sales to high-volume retailers and strong year-end purchasing activity from major oil companies with respect to both retail automation and environmental systems also contributed to the strength in the second half of 2003.  Sales from existing businesses in the Company’s water quality businesses also contributed to the increase as strength in laboratory instrumentation sales in Europe was partially offset by softness in the U.S. laboratory instrumentation and ultrapure markets due to continued weakness in the semiconductor and electrical assembly markets and due to several large contracts in 2002 not repeating in 2003.  The US laboratory equipment markets showed strength in the fourth quarter of 2003 compared against the first three quarters of 2003.  The business continues to focus on faster growing markets in developing countries such as China to enhance its growth prospects.

Motion.  Sales in the Company’s motion businesses, representing approximately 20% of 2003’s segment revenues, grew 33%, as acquisitions provided growth of 21% (primarily from the Thomson Industries acquisition in the fourth quarter of 2002) and favorable currency translation effects provided 8% growth to drive this increase.  The existing businesses’ revenues accounted for 4% growth, reflecting share gains in certain of its end markets, including electric vehicles and direct drives, partially offset by year over year low-single digit declines in the Company’s linear actuator product businesses resulting from integration of the sales channels associated with the Thomson acquisition.  The Company’s linear actuator businesses showed low-single digit growth in the fourth quarter representing the first quarter of growth for this business in 2003, reflecting increased shipments for military programs as well as increased sales to the Company’s distribution network.

Electronic Test.  Electronic test revenues, representing approximately 16% of 2003’s segment revenues, grew 13% during 2003 compared to 2002.  Acquisitions, principally the Raytek Corporation acquisition, completed in August 2002, provided 9% growth, which includes strong sales of Raytek’s non-contact temperature measurement and thermal imaging products.   Favorable currency translation provided 5% growth.  These factors were partially offset by an approximate 1% decline in sales from existing businesses due primarily to continued softness in telecommunications and data network markets.  The Company’s network-test business strengthened in the second half of 2003, compared to the first half of 2003, to post low-single digit declines for the year.

Product Identification.  In February 2002, the Company established its Product Identification business with the acquisition of Videojet Technologies.  In January 2003 Willett was added to this business and Accu-Sort Systems, Inc. was acquired in November 2003.  The Product Identification business accounted for approximately 12% of segment revenues in 2003.  For 2003, Product Identification revenues grew 65% compared to 2002, with the Willett and Accu-Sort acquisitions providing 55% growth, favorable currency impacts of approximately 5%, and existing operations providing 5% growth, based largely on broad based equipment sales increases.

Focused Niche Businesses.  The segment’s niche businesses in the aggregate showed high-single digit revenue growth in 2003, primarily from acquisitions in the Company’s Aerospace and Defense and Industrial Controls businesses.

2002 COMPARED TO 2001

Segment Overview

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

Business Overview

Revenues from the Company’s environmental business, representing approximately 30% of segment revenue, increased over 90% in 2002 compared to 2001, resulting primarily from the acquisitions of Gilbarco and Viridor in February 2002 and two smaller acquisitions completed in 2002 and 2001. Acquisitions provided the entirety of this growth, as revenues from existing businesses declined approximately 2%. Modest growth in the Company’s water quality business units was offset by weakness in demand for ultrapure instrumentation, brought on primarily by weakness in semiconductor end markets, and in Veeder-Root’s leak detection market. The Company believes geopolitical uncertainties in oil-producing regions contributed to the decline in demand in the end markets served by the Gilbarco/Veeder-Root business in 2002. Electronic test revenues, representing approximately 20% of segment revenues, grew 6% during 2002, also due to acquisition activity. Acquisitions contributed 11% of this growth, which was offset by a revenue decline from existing businesses of 5%, resulting from weakness in both industrial and network test equipment sales. Sales in the Company’s motion businesses, representing approximately 20% of segment revenues, declined 3%, as a revenue decline from existing businesses of 9% was offset by acquisition growth of 6%. Continued softness in semiconductor and electronic assembly end market demand was a leading factor in motion’s revenue decline from existing businesses.

Aerospace and defense revenues increased 7% in 2002, resulting from acquisition activity of 5% and revenue growth from existing businesses of 2%. Power quality sales declined 28% in 2002, due to a significant decline in end user demand that began in early 2001 and has continued through 2002. Sales of the Company’s industrial controls product lines fell 7% due to recession-related weakness in their served end markets. In February 2002, the Company established its product identification business with the acquisition of Videojet Technologies, which accounted for approximately 11% of the segment’s growth during 2002.

TOOLS AND COMPONENTS

The Tools and Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; custom-designed headed tools and components; hardware and components for the power generation and transmission industries; and high-quality precision socket screws, fasteners, and miniature precision parts.

Tools and Components Selected Financial Data

	For the years ended December 31,
	($ in millions)
	2003	2002	2001
Sales	$1,197.2	$1,192.1	$1,165.6
Operating profit	$173.8	$181.4	$131.8
Operating profit as a % sales	14.5%	15.2%	11.3%

2003 COMPARED TO 2002

Revenues in the Tools and Components segment grew 0.4% in 2003.  The entirety of this growth represents growth in sales volume from existing businesses, as there were no acquisitions in this segment during either 2002 or 2003.  Price and currency impacts on revenues were negligible.  Mechanics Hand Tools revenues, representing approximately two-thirds of segment sales in 2003, grew approximately 3.5% for the year, driven primarily by increases in sales from the group’s retail hand tool product lines which rebounded in the second half of 2003 as sales to the group’s largest customer strengthened through the third and fourth quarters of 2003.  In addition, both the Company’s Matco and Asian distribution channels showed growth for 2003.  Offsetting these increases was a net sales decline in the segment’s niche businesses, as continued weakness in shipments of truck and industrial boxes, drill chucks and pole-line hardware driven by weak end markets and increased competition from low-cost competitors was partially offset by revenue gains in the Company’s wheel service equipment product lines.  Also, sales of diesel engine retarders fell during 2003, reflecting decreased end-user demand as compared to 2002.  In 2002, the business experienced an inventory build-up by customers in advance of regulatory changes implemented in 2002.

Operating profit margins for the segment were 14.5% in 2003 compared to 15.2% in 2002.  Operating profit margins in 2002 benefited by 10 basis points from the reversal of unutilized accruals established for the 2001 restructuring program.  Margin improvements at the Jacobs Chuck business unit related to the 2001 restructuring program, and other cost reductions, were offset by margin declines at the Delta Industries business unit related to the volume decrease noted above, the impact of lower engine retarder sales, and by spending on certain cost reduction and growth opportunities.  The Company believes operating profit margins will return to the levels experienced in 2002 as the impact of spending initiatives are expected to yield benefits in 2004.

2002 COMPARED TO 2001

Revenues in the Tools and Components segment grew 2% in 2002. The entirety of this growth represents sales volume growth from existing businesses, as there were no acquisitions in this segment during 2001 and 2002, and price and currency impacts were negligible.  Mechanics Hand Tool revenues, representing approximately 65% of segment sales, grew 2%, generated primarily by increases in the Matco sales channel as a result of continued market share gains. Additionally, hand tool revenues in the Company’s Asian channels grew, but were offset by declines in domestic retail channels. Sales of diesel engine retarders at the Jacobs Vehicle Systems business unit increased significantly, as OEM customers accelerated their 2002 order rates to meet a regulatory deadline. Diesel engine retarder demand declined sharply following passage of the regulatory deadline in October 2002.  Increases in this segment in 2002 were offset by declines in the Delta and Jacobs Chuck business units.

Operating profit margins for the segment were 15.2% in 2002 compared to 11.3% in 2001.  This increase resulted from the effect of higher revenue levels, the cessation of goodwill amortization as of January 1, 2002, and other cost reductions including the partial benefit of the 2001 restructuring actions.

GROSS PROFIT

	For the years ended December 31,
	($ in millions)

	2003	2002	2001
Sales	$5,293.9	$4,577.2	$3,782.4
Cost of sales	$3,154.8	$2,791.2	$2,338.0
Gross profit	2,139.1	1,786.0	1,444.4
Gross profit margin	40.4%	39.0%	38.2%

Gross profit margin for 2003 was 40.4%, an increase of 140 basis points compared to 39.0% in 2002. This increase results from the benefits of the 2001 restructuring program, on-going cost improvements in existing business units driven by our DBS processes, generally higher gross profit margins in businesses acquired, cost reductions in business units acquired during the first quarter of 2002 and the leverage created from higher revenues during the year.  The Company’s restructuring program announced in the fourth quarter of 2001 is estimated to have provided approximately $38 million of savings to the full year 2003 when compared against the 2001 period.  This restructuring was complete at the beginning of 2003.  Gross profit margins are expected to improve in 2004, reflecting ongoing cost improvements in existing business units driven by the Company’s DBS processes, continued cost savings from low-cost region sourcing initiatives as well as the impact of higher margins from recent acquisitions.  These improvements could be affected by higher raw material costs and supply constraints resulting from the improving overall economy.

Gross profit margin in 2002 was 39.0%, a 80 basis point increase compared to 38.2% achieved in 2001. This increase resulted from the benefits of the 2001 restructuring program and other improvements in the gross margins of core business units, in addition to the effect of slightly higher gross margins of newly acquired businesses.

OPERATING EXPENSES

	For the years ended December 31,
	($ in millions)
	2003	2002	2001
Sales	$5,293.9	$4,577.2	$3,782.4
Selling, general and administrative expenses	$1,315.6	$1,091.2	$872.7
SG&A as a % of sales	24.9%	23.8%	23.1%

In 2003, selling, general and administrative (SG&A) expenses were 24.9% of sales, an increase of 110 basis points from 2002 levels.  This increase is due primarily to additional spending to fund growth opportunities throughout the Company, as well as the impact of newly acquired businesses and their higher relative operating expense structures.  In addition, SG&A expenses in 2002 included approximately 20 basis points of benefit associated with gains from the sale of real estate recorded in 2002.

Selling, general and administrative expenses in 2002 were 23.8% of sales, an increase of 70 basis points from 2001 levels. This increase is due primarily to the effect of newly acquired businesses and their higher relative cost structures, partially offset by the elimination of goodwill amortization effective January 1, 2002 and the gains on real estate sales mentioned above.

GAIN ON PENSION PLAN CURTAILMENT

The Company recorded a curtailment gain in 2003 as a result of freezing substantially all associates’ ongoing participation in its Cash Balance Plan effective December 31, 2003.  The gain totaled $22.5 million ($14.6 million after tax, or $0.09 per share) and represents the unrecognized benefits associated with prior plan amendments that were being amortized into income over the remaining service period of our participating associates prior to freezing the plan.  As discussed in more detail below, the Company will continue recording pension expense related to this plan, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan prior to the above curtailment.

RESTRUCTURING CHARGE

In the fourth quarter of 2001, the Company recorded a charge of $69.7 million ($43.5 million after tax, or $0.29 per share) related to restructuring certain of its product lines, principally its drill chuck, power quality and industrial controls divisions, to improve financial performance. The primary objective of the restructuring plan was to reduce operating costs by consolidating, eliminating and/or downsizing existing operating locations. No significant product lines were discontinued.  A table describing the components of the restructuring accrual is included in Note 4 to the Company’s Consolidated Financial Statements.

This restructuring is estimated to have provided annual pre-tax cost reduction, net of increased costs at other facilities, of approximately $38 million of which approximately 50% was realized in 2002 with the full annual benefit realized in 2003.  As of December 31, 2002, the restructuring program had been substantially completed as planned.  Due to minor changes to the original restructuring plan and to costs incurred being less than estimated, in December 2002, the Company recorded a benefit related to adjusting its unutilized restructuring reserves by approximately $6.3 million ($4.1 million after tax, or $0.03 per share).

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “—Liquidity and Capital Resources — Financing Activities and Indebtedness” below.  Interest expense of $59 million in 2003 was approximately $5 million higher than the corresponding 2002 period.  The increase in interest expense is due primarily to the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s $378 million of 6.25% Eurobond notes due 2005 partially offset by reduced debt levels resulting from net repayments of approximately $146 million of outstanding indebtedness during 2003.  Interest expense of approximately $54 million in 2002 was $6 million higher than 2001.

Interest income of $10 million, $10 million, and $22 million was recognized in 2003, 2002 and 2001, respectively.  Average invested cash balances have grown over the period from 2001 to 2003, but have been largely offset by lower average interest rates earned on these deposits.

INCOME TAXES

The 2003 effective tax rate of 32.6% is 1.4% lower than the 2002 effective rate, mainly due to the effect of a higher proportion of foreign earnings in 2003 compared to 2002 and the impact of additional research and experimentation credits available to reduce the

U.S. tax liabilities.  The Company expects to further reduce its effective tax rate for 2004 to 31.5% reflecting the continuing benefit of deriving an increasing proportion of the Company’s earnings from international operations.  In addition, the impact on the Company’s effective tax rate resulting from the Radiometer acquisition completed in the first quarter of 2004 has not been fully analyzed but the addition of the Radiometer business, which is based in Denmark and has significant operations outside the United States, could further reduce the effective tax rate.

The 2002 effective tax rate of 34.0% was 3.5% lower than the 2001 effective rate, mainly due to the effect of adopting SFAS No. 142 and the resulting cessation of goodwill amortization, and also due to a higher proportion of foreign earnings in 2002 compared to 2001.

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

INFLATION

The effect of inflation on the Company’s operations has been minimal in 2003, 2002 and 2001.

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

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2003, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $17 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges.  These instruments qualify as “effective” or “perfect” hedges.

The Company has a number of manufacturing sites throughout the world and sells its products in more than 30 countries.  As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures and sells products and services.  In particular, the Company has more sales in European currencies than it has expenses in those currencies.  Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.  The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk.

Other than the above noted swap arrangements, there were no material derivative instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, our interest rate swap agreements and trade accounts receivable.  The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments.  The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and its interest rate swap agreements with various high-quality financial institutions throughout the world, and exposure is limited at any one institution.  Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit standing of the counter party financial institutions.  In addition, concentrations of credit risk arising from trade accounts receivable are limited due to selling to a large number of customers.  The Company performs ongoing credit evaluations of its customers’ financial conditions and obtains collateral or other security when appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	For the years ended December 31,
	($ in millions)
	2003	2002	2001
Total operating cash flows	$861.5	$710.3	$608.5

Purchases of property, plant and equipment	$(80.3)	$(65.4)	$(84.5)
Cash paid for acquisitions	(312.3)	(1,158.1)	(439.8)
Other sources	24.5	79.0	36.7
Net cash used in investing activities	$(368.1)	$(1,144.5)	$(487.6)

Proceeds from the issuance of common stock	$50.5	$512.1	$28.2
Proceeds (repayments) of borrowings, net	(145.5)	17.7	410.5
Other uses	(15.3)	(13.5)	(29.0)
Net cash provided by (used in) financing activities	$(110.3)	$516.3	$409.7

•                  Operating cash flow, a key source of the Company’s liquidity, was $862 million for 2003, an increase of $151 million, or approximately 21% as compared to 2002.  The increase in operating cash flow was driven primarily by earnings growth as well as continued improvements in the Company’s working capital management.

•                  As of December 31, 2003, the Company held approximately $1.2 billion of cash and cash equivalents, approximately $772 million (net of cash acquired) of which were used to fund the acquisitions completed subsequent to December 31, 2003 noted below.

•                  Acquisitions constituted the most significant use of cash in all periods presented.  The Company acquired twelve companies and product lines during 2003 for total consideration of approximately $312 million in cash, including transaction costs.  Subsequent to December 31, 2003 and prior to the date of the Annual Report on Form 10-K, the Company acquired three additional businesses for total consideration of approximately $772 million in cash (net of cash acquired), including transaction costs.

•                  Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the plan.  After recording a minimum pension liability adjustment of $76.9 million (net of tax benefit of $39.6 million) at December 31, 2002, the Company increased the minimum pension liability to $114.1 million (net of tax benefit of $59.6 million) at December 31, 2003 as a result of changes in actuarial assumptions, including the impact of the plan curtailment noted above.  While not statutorily required to make contributions to the plan for 2003, the Company contributed $10 million to the plan before December 31, 2003.  The Company anticipates there will be no statutory funding requirements for the defined benefit plan in 2004.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.  Operating cash flow, a key source of the Company’s liquidity, was $862 million for 2003, an increase of $151 million, or approximately 21% as compared to 2002.  The increase in operating cash flow was driven primarily by earnings growth as well as the impact of the timing of payments for certain of the Company’s benefit programs, including 401(k) and employee health plan contributions.  In addition, working capital improved in 2003 compared to 2002 but at a slower level than in 2002.

Investing Activities

Net cash used in investing activities was $368 million in 2003 compared to approximately $1.1 billion of net cash used in 2002.  Gross capital spending of $80 million for 2003 increased $15 million from 2002, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives.  Capital expenditures are made primarily for machinery, equipment and the improvement of facilities.  Gross capital spending of $65 million for 2002 decreased $19 million from 2001, as increased capital spending from new acquisitions was more than offset by declines in core businesses.  In 2004, the Company expects capital spending of approximately $100 million.  Disposals of fixed assets yielded approximately $13 million of cash proceeds for 2003, primarily due to the sale of four facilities and other real property.  Disposals of fixed assets yielded $26 million of cash proceeds for 2002, primarily due to the sale of six facilities during the year.  Net pre-tax gains of $0.9 million and $6.0 million were recorded in 2003 and 2002, respectively, on these sales and are included as a reduction of selling, general and administrative expenses in the accompanying statements of earnings.

In addition, as discussed below, the Company completed several business acquisitions during 2003, 2002 and 2001.  As of the date of this Annual Report on Form 10-K, the Company had also completed three acquisitions subsequent to December 31, 2003.  All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.  For a discussion of other factors resulting in the recognition of goodwill see Note 3 to the accompanying Consolidated Financial Statements.

2003 Acquisitions

The Company acquired twelve companies and product lines during 2003 for total consideration of approximately $312 million in cash, including transaction costs and net of cash acquired. The Company also assumed debt with an estimated fair market value of approximately $45 million in connection with these acquisitions.  In connection with one of the 2003 acquisitions, the Company entered into an agreement to pay an additional maximum contingent consideration of up to $36.8 million in November 2008 based on future performance of the acquired business through November 2008.  In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as Product Identification, Environmental and Aerospace and Defense.  These companies were all acquired to complement existing units of the Process/Controls segment.  The aggregated annual revenue of the acquired businesses is approximately $361 million and each of these twelve companies individually has less than $125 million in annual revenues.  In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds.  No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Statements of Cash Flows.

2002 Acquisitions

On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $63 million (including $53 million in net cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at and subsequent to closing.  On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc in a stock acquisition, for approximately $400 million in net cash including transaction costs.  On February 4, 2002, the Company acquired 100% of Viridor Instrumentation Limited from the Pennon Group plc in a stock acquisition, for approximately $137 million in net cash including transaction costs.  On February 1, 2002, the Company acquired 100% of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc in a stock acquisition, for approximately $309 million in cash including transaction costs (net of $17 million of acquired cash).  On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next six years, and an additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005.  In addition, during the year ended December 31, 2002, the Company acquired eight smaller companies, for total consideration of approximately $186 million in net cash including transaction costs.

2001 Acquisitions

On January 2, 2001, the Company acquired 100% of the assets of United Power Corporation for approximately $108 million in net cash including transaction costs. The Company acquired 11 smaller companies during 2001 for total net cash consideration of approximately $343 million including transaction costs. The Company also disposed of two small product lines during 2001, yielding cash proceeds of approximately $33 million.

Recent Acquisition Developments

On January 27, 2004, Danaher acquired 95.4% of the share capital of, and 97.9% of the voting rights in, Radiometer S/A for approximately $652 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, Danaher assumed $65 million of debt in connection with the acquisition.  Danaher submitted a mandatory tender offer for the remaining outstanding shares of Radiometer on February 4, 2004 as required under Danish law and intends to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law.  Once all of the Radiometer shares are acquired, it is expected that the total consideration for such shares, including transaction costs, will be approximately $687 million in cash (net of  $77 million in acquired cash).  Radiometer has total annual revenues of approximately $300 million.  In addition, on February 27, 2004, the Company acquired substantially all of the assets and certain liabilities of the Gendex business of Dentsply International, Inc. for approximately $105 million in net cash, including transaction costs.  Gendex has annual revenues of approximately $100 million.  The Company also completed the acquisition of a small instrument company subsequent to December 31, 2003.  The Company funded all three acquisitions from existing cash reserves.

Financing Activities and Indebtedness

Financing activities used cash of $110 million during 2003 compared to $516 million generated during 2002.  The primary reason for the difference was the Company’s issuance of 6.9 million shares of the Company’s common stock in March 2002.  Proceeds of the common stock issuance, net of the related expenses, were approximately $467 million.  The Company used the proceeds to repay approximately $230 million of short-term borrowings incurred in the first quarter of 2002 related to the Videojet, Gilbarco and Viridor acquisitions noted above.  The balance of the proceeds was used for general corporate purposes.

Total debt decreased to $1,298.8 million at December 31, 2003, compared to $1,310.0 million at December 31, 2002.  This decrease was due primarily to net repayments of $146 million of debt, offset in part by the change in the U.S Dollar/Euro exchange rates and the resulting increase in the carrying value of the Company’s Euro denominated debt.  All significant debt obligations assumed related to 2003 acquisitions have been repaid.

The Company’s debt financing as of December 31, 2003 was composed primarily of $555 million of zero coupon convertible notes due 2021 Liquid Yield Option Notes or LYONs (“LYONs”), $378 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above).  The Company’s LYONs obligations (described in further detail below) carry a yield to maturity of 2.375% (with contingent interest payable as described below).  Substantially all remaining borrowings have interest costs that float with referenced base rates.  The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes.  Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating.  The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively.  There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2003.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs.  The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions.  The LYONs carry a yield to maturity of 2.375%.  Holders of the LYONs may convert each of their LYONs into 7.2676 shares of Danaher common stock (in the aggregate for all LYONs, approximately 6.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021.  The Company may redeem all or a portion of the LYONs for cash at any time.  Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.  The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company.  These notes were redeemed for cash and therefore this amount has been classified as a current liability in the accompanying financial statements.  The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON.  Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Cash and Cash Requirements

As of December 31, 2003, the Company held approximately $1.2 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less, approximately $772 million of which were used to fund the acquisitions completed subsequent to December 31, 2003 noted above.  As of December 31, 2003, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels.  None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.  In addition, as of the date of this Form 10-K, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required and to pay dividends to shareholders.  In order to meet these cash requirements, the Company generally intends to use available cash and internally generated funds.  The Company currently anticipates that any additional acquisitions consummated during 2004 would be funded from available cash and internally generated funds and, if necessary, through borrowings under its credit facilities, under uncommitted lines of credit or by accessing the capital markets.

Pension Fund Assets and Liabilities

Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the plan.  In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a minimum pension liability adjustment of $76.9 million (net of tax benefit of $39.6 million) at December 31, 2002.  Based on changes in actuarial assumptions, including the impact of the plan curtailment noted above, the minimum pension liability was increased to $114.1 million (net of tax benefit of $59.6 million) as of December 31, 2003.  The minimum pension liability is calculated as the difference between the actuarially determined accumulated benefit obligation and the value of the plan assets as of September 30, 2003 (see Note 10 to the consolidated financial statements for the year ended December 31, 2003 for additional information).  This adjustment results in a direct charge to stockholders’ equity and does not immediately impact net earnings, but is included in other comprehensive income.  Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in such calculations.  These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors.  While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations.  The Company used a 6.0% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2003, which represented a decrease in the discount rate of 1.0% from the rate used at December 31, 2002.  A further 25 basis point reduction in the discount rate would have increased the after-tax minimum pension liability approximately $18 million from the amount recorded in the financial statements at December 31, 2003.

For 2003, the Company lowered the expected long-term rate of return assumption from 9% to 8.5% for the Company’s defined benefit pension plan reflecting lower expected long-term returns on equity and debt investments included in plan assets.  The plan maintains between 60 to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities.  The balance of the asset portfolio is invested in high-quality corporate bonds and bond index funds.  Including the effect of this change, pension expense for this plan for the year ended December 31, 2003 was approximately $8.5 million (or $5.7 million on an after-tax basis), compared with $1.9 million (or $1.2 million after tax) for this plan in 2002.  While not statutorily required to make contributions to the plan for 2003, the Company contributed $10 million to the plan before December 31, 2003.  The Company anticipates there will be no statutory funding requirements for the defined benefit plan in 2004.

As noted above, the Company curtailed benefits for substantially all associates under the defined benefit plan as of December 31, 2003.  The Company will maintain this curtailed plan for the foreseeable future and, as a result, will continue to record the effect of changes in discount rates and expected rates of returns on plan assets on both the minimum pension liability recorded as well as the amount of pension expense reflected in the statement of earnings for future periods.  In addition, as part of curtailing benefits under this plan, the Company expanded benefits under its available defined contribution (401-K) plan.  The net effect of these plan changes are expected to increase the Company’s total pension expense by approximately $15.9 million (or $10.9 million after tax) for 2004 compared to 2003.

CONTRACTUAL OBLIGATIONS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2003 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Debt and Leases:
Long-Term Debt Obligations (a)	$1,277.7	$12.2	$458.7	$250.5	$556.3
Capital Lease Obligations	21.2	2.2	4.7	5.3	9.0
Total Long-Term Debt	$1,298.9	$14.4	$463.4	$255.8	$565.3

Operating Lease Obligations (b)	200.0	44.0	71.0	53.0	32.0

Other:
Purchase Obligations (c)	45.1	22.9	22.2	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (d)	578.8	—	160.5	90.0	328.3

Total	$2,122.8	$81.3	$717.1	$398.8	$925.6

(a)                 As described in Note 8 to the Consolidated Financial Statements

(b)                As described in Note 12 to the Consolidated Financial Statements

(c)                 Consist of agreements to purchase goods or services for consideration greater than $1 million that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(d)                Primarily consist of obligations under product service and warranty policies, performance and operating cost guarantees and estimated environmental remediation costs, post-retirement health, pension obligations, deferred tax liabilities and deferred compensation liabilities. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these agreements and are largely based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of certain commercial commitments of the Company.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Standby Letters of Credit and Performance Bonds	$111.0	$55.0	$39.0	$2.0	$15.0
Guarantees	84.0	81.0	2.0	—	1.0
Contingent Acquisition Consideration	97.1	10.3	20.0	46.8	20.0

Total Commercial Commitments	$292.1	$146.3	$61.0	$48.8	$36.0

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components for manufacture and for performance under specific manufacturing agreements.

Guarantees reflected in the table above primarily relate to the Company’s Matco subsidiary, which has sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $75 million, $93 million and $92 million as of December 31, 2003, 2002 and 2001, respectively. The subsidiary accounts for such sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of SFAS No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

In connection with the Company’s acquisition of Thomson, the Company has entered into agreements to pay $15 million over the next 6 years, and an additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005.  In connection with one of the 2003 acquisitions, the Company entered into an agreement to pay an additional maximum contingent consideration of up to $36.8 million in November 2008 based on future performance of the acquired business through November 2008.

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

Except as described above, the Company has not entered into any off-balance sheet financing arrangements as of December 31, 2003.  Also, the Company does not have any unconsolidated special purpose entities as of December 31, 2003.

Other Contingent Liabilities

Certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate.  The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations.  Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position.  In addition to the environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices.  The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations.  The ultimate cost of site cleanup is difficult to predict given the factors described above under Item 1. Business—Environmental and Safety Regulations.  In addition, the Company is from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.  In view of the Company’s financial position and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous material handling practices will not have a material adverse effect on its cash flow.  In addition, the ongoing cost of compliance with existing environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company’s cash flows or financial position.

In addition, the Company is, from time to time, subject to routine litigation incidental to its business.  These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes.  Some of these lawsuits include claims for punitive as well as compensatory damages.  The Company believes that the results of this litigation and other pending legal proceedings will not have a materially adverse effect on the Company’s cash flows, even before taking into account any related insurance recoveries.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Company’s Consolidated Financial Statements.

Accounts receivable.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts.  Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers.  If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

Inventories.  The Company records inventory at the lower of cost or market.  The Company estimates the market value of its inventory based on assumptions for future demand and related pricing.  Estimating the market value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of the Company’s markets can fluctuate significantly from period to period due to circumstances beyond the Company’s control.  As a result, such fluctuations can be difficult to predict.  If actual market conditions are less favorable than those projected by management, the Company would be required to reduce the value of its inventory, which would adversely impact the Company’s cash flows and balance sheet.

Acquired intangibles.  The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur.  The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, the new accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists.  Impairment testing must take place more often if circumstances or events indicate a change in the impairment status.  In calculating the fair value of the reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Long-lived assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows.  Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of the Company’s long-lived assets may require adjustment in future periods.  If actual fair value is less than the Company’s estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Purchase accounting.  In connection with its acquisitions, the Company formulates a plan related to the future integration of the acquired entity.  In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company accrues estimates for certain of the integration costs anticipated at the date of acquisition, including personnel reductions and facility closures or restructurings.  Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized.  The Company establishes these accruals based on information obtained during the due diligence process, the Company’s experience in acquiring other companies, and information obtained after the closing about the acquired company’s business, assets and liabilities.  The accruals established by the Company are inherently uncertain because they are based on limited information of the fair value of the assets and liabilities of the acquired business as well as the uncertainty of the cost to execute the integration plans for the business.  If the accruals established by the Company are insufficient to account for all of the activities required to integrate the acquired entity, the Company would be required to incur an expense, which would adversely affect the Company’s results of operations.  To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 (in thousands)	2003	2002	2001

Sales	$5,293,876	$4,577,232	$3,782,444
Cost of sales	3,154,809	2,791,175	2,338,027
Selling, general and administrative expenses	1,315,572	1,091,208	872,680
Gain on pension plan curtailment	(22,500)	—	—
Restructuring expenses	—	(6,273)	69,726
Total operating expenses	4,447,881	3,876,110	3,280,433
Operating profit	845,995	701,122	502,011
Interest expense	(59,049)	(53,926)	(48,147)
Interest income	10,089	10,272	22,400
Earnings before income taxes	797,035	657,468	476,264
Income taxes	260,201	223,327	178,599

Net earnings, before effect of accounting change and reduction of income tax reserves	536,834	434,141	297,665
Reduction of income tax reserves related to previously discontinued operation	—	30,000	—
Effect of accounting change, net of tax, adoption of SFAS No. 142	—	(173,750)	—
Net earnings	$536,834	$290,391	$297,665

Basic net earnings per share:
Net earnings before effect of accounting change and reduction of income tax reserves	$3.50	$2.89	$2.07
Add: Reduction of income tax reserves	—	0.20	—
Less: Effect of accounting change	—	(1.16)	—
Net earnings	$3.50	$1.93	$2.07
Diluted net earnings per share:
Net earnings before effect of accounting change and reduction of income tax reserves	$3.37	$2.79	$2.01
Add: Reduction of income tax reserves	—	0.19	—
Less: Effect of accounting change	—	(1.10)	—
Net earnings	$3.37	$1.88	$2.01
Average common stock and common equivalent shares outstanding:
Basic	153,396	150,224	143,630
Diluted	161,570	158,482	151,848

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)

	2003	2002
ASSETS
Current assets:
Cash and equivalents	$1,230,156	$810,463
Trade accounts receivable, less allowance for doubtful accounts of $64,341 and $63,635	868,097	759,028
Inventories	536,227	485,587
Prepaid expenses and other	307,671	332,188
Total current assets	2,942,151	2,387,266
Property, plant and equipment, net	573,365	597,379
Other assets	32,562	36,796
Goodwill	3,064,109	2,776,774
Other intangible assets, net	277,863	230,930
	$6,890,050	$6,029,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$14,385	$112,542
Trade accounts payable	472,994	366,587
Accrued expenses	892,624	786,183
Total current liabilities	1,380,003	1,265,312
Other liabilities	578,840	556,812
Long-term debt	1,284,498	1,197,422
Stockholders’ equity:
Common stock, one cent par value; 500,000 shares authorized; 167,694 and 166,545 issued; 153,681 and 152,532 outstanding	1,677	1,665
Additional paid-in capital	999,786	915,562
Accumulated other comprehensive loss	(74,607)	(105,973)
Retained earnings	2,719,853	2,198,345
Total stockholders’ equity	3,646,709	3,009,599
	$6,890,050	$6,029,145

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$536,834	$290,391	$297,665
Reduction of income tax reserves	—	(30,000)	—
Effect of change in accounting principle	—	173,750	—
Net earnings, before effect of accounting change	536,834	434,141	297,665
Depreciation and amortization	133,436	129,565	178,390
Change in trade accounts receivable	1,505	59,030	142,308
Change in inventories	21,061	77,544	66,833
Change in accounts payable	58,209	54,008	(38,138)
Change in accrued expenses and other liabilities	72,097	27,595	24,054
Change in prepaid expenses and other assets	38,402	(71,536)	(62,641)
Total operating cash flows	861,544	710,347	608,471
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(80,343)	(65,430)	(84,457)
Proceeds from disposals of property, plant and equipment	12,926	26,466	3,872
Cash paid for acquisitions	(312,283)	(1,158,129)	(439,814)
Proceeds from divestitures	11,648	52,562	32,826
Net cash used in investing activities	(368,052)	(1,144,531)	(487,573)
Cash flows from financing activities:
Proceeds from issuance of common stock	50,497	512,105	28,169
Dividends paid	(15,326)	(13,516)	(11,676)
Proceeds from debt borrowings	5,262	37,528	517,564
Debt repayments	(150,771)	(19,820)	(107,048)
Purchase of treasury stock	—	—	(17,299)
Net cash provided by (used in) financing activities	(110,338)	516,297	409,710
Effect of exchange rate changes on cash	36,539	21,791	(973)
Net change in cash and equivalents	419,693	103,904	529,635
Beginning balance of cash and equivalents	810,463	706,559	176,924
Ending balance of cash and equivalents	$1,230,156	$810,463	$706,559

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Amount
Balance, December 31, 2000	155,650	$1,556	$364,426	$1,635,481	$(59,130)
Net earnings for the year	—	—	—	297,665	—	297,665
Dividends declared	—	—	—	(11,676)	—	—
Common stock issued for options exercised	1,677	17	28,152	—	—	—
Purchase of treasury stock	—	—	(17,299)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(10,606)	(10,606)
Balance, December 31, 2001	157,327	$1,573	$375,279	$1,921,470	$(69,736)	$287,059
Net earnings for the year	—	—	—	290,391	—	290,391
Dividends declared	—	—	—	(13,516)	—	—
Sale of common stock	6,900	69	466,936	—	—	—
Common stock issued for options exercised	2,318	23	73,347	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	40,704	40,704
Minimum pension liability (net of tax benefit of $39,637)	—	—	—	—	(76,941)	(76,941)
Balance, December 31, 2002	166,545	$1,665	$915,562	$2,198,345	$(105,973)	$254,154
Net earnings for the year	—	—	—	536,834	—	536,834
Dividends declared	—	—	—	(15,326)	—	—
Amendment of deferred compensation plan and common stock issued for options exercised	1,149	12	84,224	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	68,481	68,481
Minimum pension liability (net of tax benefit of $19,985)	—	—	—	—	(37,115)	(37,115)
Balance, December 31, 2003	167,694	$1,677	$999,786	$2,719,853	$(74,607)	$568,200

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

(1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in two business segments: Process/Environmental Controls and Tools and Components. The Process/Environmental Controls segment is a leading producer of environmental products, including water quality analytical instrumentation and leak detection systems for underground fuel storage tanks; retail petroleum automation products; compact professional electronic test tools; product identification equipment and consumables; and motion, position, speed, temperature, pressure, level, flow, particulate and power reliability and quality control and safety devices. In its Tools and Components Segment, the Company is a leading producer and distributor of general purpose mechanics’ hand tools and automotive specialty tools, as well as of toolboxes and storage devices, diesel engine retarders, wheel service equipment, drill chucks, and hardware and components for the power generation and transmission industries.  Subsequent to December 31, 2003 and prior to the date of this Annual Report on Form 10-K, the Company acquired two medical technology companies that will be included in the Process/Environmental Controls segment.

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

Other Assets—Other assets include principally deferred income taxes, noncurrent trade receivables and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, where quoted market prices are not available, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, amortization of recorded goodwill balances ceased effective January 1, 2002, however amortization of certain intangible assets continues over the estimated useful lives of the identified asset. Amortization expense for all goodwill and other intangible assets was $11,132,000, $8,177,000 and $64,705,000 for the years ended December 31, 2003, 2002 and 2001, respectively. See Notes 2, 3, and 17 for additional information.

Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Shipping and handling costs billed to customers are included in sales.

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of industrial and consumer products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue upon shipment.  If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled.  Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale as required by SFAS No. 48.  Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a  reduction in the purchase price for the products purchased in accordance with EITF 01-9.  Product returns, customer allowances and rebates are estimated based on historical experience and known trends.  Revenue related to maintenance agreements is recognized as revenue over the term of the agreement as required by FASB Technical Bulletin 90-1.

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

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Accumulated Other Comprehensive Income—Accumulated other comprehensive income consists of cumulative foreign translation gain (loss) adjustments of $39,449,000, $(29,032,000), and $(69,736,000) as of December 31, 2003, 2002 and 2001, respectively and a cumulative minimum pension liability loss adjustment of $114,056,000 (net of $59,622,000 tax benefit), $76,941,000 (net of $39,637,000 tax benefit) and $0 as of December 31, 2003, 2002 and 2001, respectively.  See Note 10.

Accounting for Stock Options—As described in Note 11, the Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Nonqualified options have been issued at grant prices equal to the fair market value of the underlying security as of the date of grant during all the periods presented.  Under APB No. 25, the Company’s policy does not recognize compensation costs for options of this type. The pro-forma costs of these options granted in 2003 have been calculated using the Black-Scholes option pricing model and assuming a 3.6% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $25 per share in 2003, $28 per share in 2002, and $27 per share in 2001.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	2003	2002	2001
Net earnings before effect of accounting change and reduction of income tax reserves – as reported	$536,834	$434,141	$297,665

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,755)	(20,960)	(20,344)

Proforma net earnings	$510,079	$413,181	$277,321

Earnings per share before effect of accounting change and reduction of income tax reserves

Basic – as reported	$3.50	$2.89	$2.07
Basic – proforma	$3.33	$2.76	$1.94

Diluted – as reported	$3.37	$2.79	$2.01
Diluted – proforma	$3.21	$2.66	$1.88

New Accounting Pronouncements—See Note 17.

(2)    ACQUISITIONS AND DIVESTITURES:

The Company has completed numerous acquisitions of existing businesses during the years ended December 31, 2003, 2002 and 2001. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company. All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these targets reflect a number of factors including the future earnings and cash flow potential of these target companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the target; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that we use to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2003, 2002, and 2001 have not had any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company’s acquisition and divestiture activity for the above-noted periods.

The Company completed twelve business acquisitions during 2003 for total consideration of approximately $312 million in cash including transaction costs and net of cash acquired.  The Company also assumed debt with an aggregate fair market value of approximately $45 million in connection with these acquisitions.  In connection with one of the 2003 acquisitions, the Company entered into an agreement to pay an additional maximum contingent consideration of up to $36.8 million in November 2008 based on future performance of the acquired business through November 2008.  In general, each Company is a manufacturer and assembler of environmental or instrumentation products, in market segments such as product identification, environmental and aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment.  The aggregated annual revenue of the acquired businesses is approximately $361 million and each of these twelve companies individually has less than $125 million in annual revenues and were purchased for a purchase price of less than $125 million.  In addition, the Company sold one facility in connection with a prior acquisition for approximately $11.6 million in net proceeds.  No gain or loss was recognized on the sale and the proceeds have been included in proceeds from the divestiture in the accompanying Consolidated Statements of Cash Flows.

On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next 6 years, and additional maximum contingent consideration of up to $60 million cash based on the future performance of Thomson through December 31, 2005. Thomson is a leading U.S. producer of linear motion control products. The acquisition resulted in the recognition of goodwill of $73 million primarily related to the anticipated future earnings and cash flow potential of Thomson and its leadership in the motion industry. The future earnings and cash flow potential is expected to be enhanced through cost reduction activities as well as by potential synergies to be gained by integrating Thomson’s operations with existing Danaher operations in complimentary product lines. The results of Thomson’s operations have been included in the Company’s Consolidated Statement of Earnings since October 18, 2002.

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

On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies (“Videojet”), from Marconi plc in a stock acquisition, for approximately $400 million in cash including transaction costs. Videojet is a worldwide leader in the market for non-contact product marking equipment and consumables. The acquisition resulted in the recognition of goodwill of $276 million primarily related to the anticipated future earnings and cash flow potential and worldwide leadership of Videojet in the product marking equipment and consumables market. Videojet represented a new strategic platform for Danaher and was acquired in a competitive acquisition process. The results of Videojet’s operations have been included in the Company’s Consolidated Statement of Earnings since February 5, 2002.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2003, 2002 and 2001 and the individually significant acquisitions discussed above (in thousands):

Overall	2003	2002	2001
Accounts Receivable	$64,794	$214,333	$41,986
Inventory	48,366	139,750	52,385
Property, Plant and Equipment	25,163	131,893	33,198
Goodwill	253,503	834,404	369,260
Other Intangible Assets, Primarily Trade Names and Patents	48,468	123,226	17,000
Accounts Payable	(31,061)	(70,492)	(14,190)
Other Assets and Liabilities, net *	(52,342)	(166,849)	(55,765)
Assumed Debt	(44,608)	(48,136)	(4,060)
Net Cash Consideration	$312,283	$1,158,129	$439,814

	2002				2001
Significant Acquisitions	Thomson	VideoJet	Viridor	Gilbarco	UPC
Accounts Receivable	$21,665	$61,206	$12,747	$97,888	$8,502
Inventory	32,211	24,759	14,462	49,455	6,054
Property, Plant and Equipment	31,417	36,880	8,181	48,636	331
Goodwill	72,943	275,612	108,918	225,513	101,705
Other Intangible Assets, Primarily Trade Names and Patents	20,670	50,600	7,400	30,800	—
Accounts Payable	(11,709)	(9,725)	(3,884)	(37,521)	(3,742)
Other Assets and Liabilities, net	(19,872)	(16,692)	(10,971)	(82,001)	(5,287)
Assumed Debt	—	(23,839)	—	(23,369)	—
Net Cash Consideration	$147,325	$398,801	$136,853	$309,401	$107,563

* Included in other assets and liabilities for 2001 is approximately $11 million of accrued transaction costs related to 2001 acquisitions.

As of December 31, 2003, the Company does not anticipate further material adjustments to the purchase price allocations of any of the above transactions.

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

	2003	2002
Net sales	$5,462,583	$5,229,848

Net earnings before change in accounting principle and reversal of income tax reserves	540,223	426,905

Net earnings	540,223	283,155

Diluted earnings per share before change in accounting principle and reversal of income tax reserves	3.40	2.74

Diluted earnings per share	3.40	1.83

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. While the Company is still finalizing its exit plans with respect to certain of its acquisitions, it does not anticipate significant changes to the current accrual levels related to any acquisitions completed prior to December 31, 2003.

Accrued liabilities associated with these exit activities include the following (in thousands, except headcount):

	Videojet	Viridor	Gilbarco	Thomson	All Others	Total
Planned Headcount Reduction:

Balance December 31, 2000	—	—	—	—	300	300

Headcount related to 2001 acquisitions	—	—	—	—	442	442

Headcount reductions in 2001	—	—	—	—	(856)	(856)

Adjustments to previously provided headcount estimates	—	—	—	—	1,876	1,876

Balance December 31, 2001	—	—	—	—	1,762	1,762

Headcount related to 2002 acquisitions	223	147	640	990	252	2,252

Headcount reductions in 2002	(217)	(105)	(369)	(54)	(1,094)	(1,839)

Adjustments to previously provided headcount estimates	—	—	—	—	(766)	(766)

Balance December 31, 2002	6	42	271	936	154	1,409

Headcount related to 2003 acquisitions	—	—	—	—	756	756

Headcount reductions in 2003	(6)	(32)	(181)	(520)	(757)	(1,496)

Adjustments to previously provided headcount estimates	—	(10)	(34)	(207)	(27)	(278)

Balance December 31, 2003	—	—	56	209	126	391

Involuntary Employee Termination Benefits:

Balance December 31, 2000	$—	$—	$—	$—	$19,806	$19,806

Accrual related to 2001 acquisitions	—	—	—	—	10,272	10,272

Costs incurred in 2001	—	—	—	—	(27,474)	(27,474)

Adjustments to previously provided reserves	—	—	—	—	40,162	40,162

Balance December 31, 2001	—	—	—	—	42,766	42,766

Accrual related to 2002 acquisitions	8,367	3,694	27,322	16,771	5,665	61,819

Costs incurred in 2002	(6,754)	(2,099)	(11,255)	(230)	(22,961)	(43,299)

Adjustments to previously provided reserves	—	—	—	—	(9,351)	(9,351)

Balance December 31, 2002	1,613	1,595	16,067	16,541	16,119	51,935

Accrual related to 2003 acquisitions	—	—	—	—	9,073	9,073

Costs incurred in 2003	(1,613)	(1,521)	(9,314)	(5,321)	(15,341)	(33,110)

Adjustments to previously provided reserves	—	—	—	(7,573)	(3,529)	(11,102)

Balance December 31, 2003	$—	$74	$6,753	$3,647	$6,322	$16,796

Facility Closure and Restructuring Costs:

Balance December 31, 2000	$—	$—	$—	$—	$15,649	$15,649

Accrual related to 2001 acquisitions	—	—	—	—	8,424	8,424

Costs incurred in 2001	—	—	—	—	(10,941)	(10,941)

Adjustments to previously provided reserves	—	—	—	—	13,744	13,744

Balance December 31, 2001	—	—	—	—	26,876	26,876

Accrual related to 2002 acquisitions	2,166	3,578	3,190	7,582	20,272	36,788

Costs incurred in 2002	(1,252)	(1,189)	(617)	(1,158)	(15,210)	(19,426)

Adjustments to previously provided reserves	—	—	—	—	(9,329)	(9,329)

Balance December 31, 2002	914	2,389	2,573	6,424	22,609	34,909

Accrual related to 2003 acquisitions	—	—	—	—	5,676	5,676

Costs incurred in 2003	(770)	(942)	(1,031)	(4,291)	(12,979)	(20,013)

Adjustments to previously provided reserves	(18)	—	—	2,773	(3,450)	(695)

Balance December 31, 2003	$126	$1,447	$1,542	$4,906	$11,856	$19,877

In 2001, the Company recorded purchase price adjustments related to certain motion businesses acquired in 2000 primarily related to finalization of the cost estimates for severance and facility closure costs associated with its integration activities ($49 million) and the determinations of the fair values of the assets and liabilities acquired including accounts receivable, inventories and warranty costs ($54 million). These adjustments increased goodwill by approximately $103 million. In 2002, the Company recorded a reduction of goodwill related to these acquisitions of approximately $27 million, which had no impact on net earnings. This reduction related to reserves that were not necessary and reserves associated with facilities that were not closed due to unexpected delays in commencing certain planned integration activities. Involuntary employee termination benefits are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are reflected in accrued expenses (See Note 9).

(3)    GOODWILL:

As discussed in Note 2, goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired.  Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur.  Danaher has nine reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses.  They are as follows:  Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, and Product Identification.  In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2001, 2002 and 2003 ($ in millions).

Balance December 31, 2000	$1,762
Attributable to 2001 acquisitions	369
Amortization	(62)
Adjustments due to finalization of purchase price allocations	113
Effect of foreign currency translation	(5)

Balance December 31, 2001	2,177
Attributable to 2002 acquisitions	834
Adjustments due to finalization of purchase price allocations	(67)
Effect of foreign currency translation	33
Write down associated with Power Quality Business	(200)

Balance December 31, 2002	2,777
Attributable to 2003 acquisitions	254
Adjustments due to finalization of purchase price allocations	(22)
Effect of foreign currency translation	55

Balance December 31, 2003	$3,064

The carrying amount of goodwill changed by approximately $287 million in 2003.  The components of the change were $254 million of additional goodwill associated with business combinations completed in the year ended December 31, 2003, a net decrease of $22 million in adjustments related to finalization of purchase price allocations associated with acquisitions consummated in prior years and foreign currency translation adjustments of $55 million.

There were no dispositions of businesses with related goodwill in 2003.  The Company reduced previously recorded goodwill related to acquisitions that occurred in 2002 primarily as a result of finalization of the integration plans with respect to the Thomson business and other smaller acquisitions, the receipt of information relative to the fair market value of other assets acquired and the finalization of the acquired businesses deferred tax position reflecting the above changes.  The carrying value of goodwill at December 31, 2003 for the Tools and Components segment and Process/Environmental Controls segment is approximately $212 million and $2,852 million, respectively.

The carrying amount of goodwill changed by approximately $600 million in 2002. The components of the change were $834 million of additional goodwill associated with business combinations completed in the year ended December 31, 2002, a net decrease of $67 million in adjustments, related to finalization of purchase price allocations associated with acquisitions consummated in prior years, foreign currency translation adjustments of $33 million, and a $200 million reduction of goodwill related to the impairment charge recorded in connection with the adoption of SFAS No. 142.  See Note 17 for further discussion.

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

(4)    RESTRUCTURING CHARGE:

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

The table below presents a rollforward of the activity in the restructuring accrual.

(in thousands, except headcount)	Headcount Reductions	Employee Separation Costs	Impairment of Facility Assets	Lease Termination and Other Restructuring Costs	Total
Total Restructuring Charge	1,120	$49,000	$15,700	$5,000	$69,700
Amounts Expended/ Recognized in 2001	(67)	(3,300)	(15,035)	—	(18,335)
Balance December 31, 2001	1,053	45,700	665	5,000	51,365
Amounts Expended in 2002	(934)	(31,118)	(665)	(2,367)	(34,150)
Amounts Reversed in 2002	—	(6,273)	—	—	(6,273)
Balance December 31, 2002	119	8,309	—	2,633	10,942
Amounts Expended in 2003	(119)	(7,821)	—	(1,985)	(9,806)
Balance December 31, 2003	—	$488	$—	$648	$1,136

(5)    EARNINGS PER SHARE (EPS):

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

For the Year Ended December 31, 2003: (in thousands, except per share amounts)	Net Earnings Before the Effect of the Accounting Change and Reduction of Income Tax Reserves (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$536,834	153,396	$3.50
Adjustment for interest on convertible debentures	8,412	—
Incremental shares from assumed exercise of dilutive options	—	2,143
Incremental shares from assumed conversion of the convertible debenture	—	6,031
Diluted EPS	$545,246	161,570	$3.37

For the Year Ended December 31, 2002:

Basic EPS	$434,141	150,224	$2.89
Adjustment for interest on convertible debentures	7,901	—
Incremental shares from assumed exercise of dilutive options	—	2,227
Incremental shares from assumed conversion of the convertible debenture	—	6,031

Diluted EPS	$442,042	158,482	$2.79

For the Year Ended December 31, 2001:

Basic EPS	$297,665	143,630	$2.07
Adjustment for interest on convertible debentures	7,246	—
Incremental shares from assumed exercise of dilutive options	—	2,618
Incremental shares from assumed conversion of the convertible debenture	—	5,600

Diluted EPS	$304,911	151,848	$2.01

(6)    INVENTORY:

The major classes of inventory are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Finished goods	$191,494	$165,061
Work in process	121,760	119,872
Raw material	222,973	200,654
	$536,227	$485,587

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $5,409,000 and $5,947,000 higher at December 31, 2003 and 2002, respectively.

(7)    PROPERTY, PLANT AND EQUIPMENT:

The major classes of property, plant and equipment are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Land and improvements	$43,954	$37,802
Buildings	326,108	350,293
Machinery and equipment	1,142,906	1,041,206
	1,512,968	1,429,301
Less accumulated depreciation	(939,603)	(831,922)
	$573,365	$597,379

(8)    FINANCING:

Financing consists of the following (in thousands):

	December 31, 2003	December 31, 2002
Notes payable due 2008	$250,000	$250,000
Notes payable due 2005	377,850	314,760
Notes payable due 2003	—	30,000
Zero-coupon convertible senior notes due 2021	554,679	541,737
Other	116,354	173,467
	1,298,883	1,309,964
Less - currently payable	14,385	112,542
	$1,284,498	$1,197,422

The Notes due 2008 were issued in October 1998 at an average interest cost of 6.1%. The fair value of the 2008 Notes, after taking into account the interest rate swaps discussed below, is approximately $266.2 million at December 31, 2003. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the

Notes is the six-month LIBOR rate plus approximately .425%. Rates are reset twice per year. At December 31, 2003, the net interest rate on $100 million of the Notes was 1.61% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

The Notes due 2005 (the Eurobond Notes), with a stated amount of EU 300 million were issued in July 2000 and bear interest at 6.25% per annum. The fair value of the Eurobond Notes is approximately $396.7 million at December 31, 2003.

The Notes due 2003 had an original average life of approximately 10 years and an average interest cost of 7%.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs.  The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions.  The LYONs carry a yield to maturity of 2.375%.  Holders of the LYONs may convert each of their LYONs into 7.2676 shares of Danaher common stock (in the aggregate for all LYONs, approximately 6.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021.  The Company may redeem all or a portion of the LYONs for cash at any time.  Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.  The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company.  These notes were redeemed for cash and therefore this amount has been classified as a current liability in the accompanying financial statements.  The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON.  Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.  The fair value of the LYONs notes is approximately $577 million at December 31, 2003.

The borrowings under uncommitted lines of credit are principally short-term borrowings payable upon demand. There were no outstanding amounts under uncommitted lines of credit at either December 31, 2003 or 2002.

The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes.  Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating.  The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively.  There were no borrowings under bank facilities during the three years ended December 31, 2003. The Company is charged a fee of .065% to .175% per annum for the facility, depending on the Company’s current debt rating. Commitment and facility fees of $613,000, $406,000 and $301,000  were incurred in 2003, 2002 and 2001, respectively.

The Company has complied with all debt covenants, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.

The minimum principal payments during the next five years are as follows: 2004 - $14,385,000; 2005 - $460,563,000; 2006 - $2,865,000; 2007 - $2,891,000; 2008 - $252,957,000; and $565,222,000 thereafter.

The Company made interest payments of $47,403,000, $44,024,000 and $38,789,000 in 2003, 2002 and 2001, respectively.

(9) ACCRUED EXPENSES AND OTHER LIABILITIES:

Selected accrued expenses and other liabilities include the following (in thousands):

	December 31, 2003		December 31, 2002
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$262,848	$213,495	$308,156	$134,760
Claims, including self-insurance and litigation	41,682	65,886	33,011	61,306
Postretirement benefits	9,000	103,000	7,000	100,800
Environmental and regulatory compliance	37,121	70,967	32,094	82,528
Taxes, income and other	231,358	94,970	110,142	133,247
Sales and product allowances	59,156	—	53,443	—
Warranty	53,660	16,805	46,539	14,696
Restructuring costs (See Note 4)	1,136	—	10,942	—
Other, individually less than 5% of overall balance	196,663	13,717	184,856	29,475
	$892,624	$578,840	$786,183	$556,812

Approximately $110.0 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2003.

(10)    PENSION AND EMPLOYEE BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its domestic employees. Benefit accruals under most of these plans have ceased, and pension expense for defined benefit plans is not significant for any of the periods presented. It is the Company’s policy to fund, at a minimum, amounts required by the Internal Revenue Service.

The Company acquired Gilbarco, Inc. on February 1, 2002, Videojet Technologies on February 5, 2002, Viridor Instrumentation Limited on February 4, 2002 and Thomson Industries on October 18, 2002, including each of their pension and post retirement plans.

One of Gilbarco’s pension plans was transferred to its employees collective bargaining organization in 2003.  The Company recorded no gain or loss on this transfer.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using a measurement date of September 30 (in millions):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$526.6	$333.5	$147.0	$78.7
Service cost	16.8	18.5	2.0	1.1
Interest cost	34.0	33.5	10.3	9.4
Amendments	1.1	(14.1)	(8.3)	0.5
Actuarial loss	46.6	19.9	18.8	39.9
Acquisition (transfer)	(27.0)	168.4	—	24.9
Benefits paid	(33.9)	(33.1)	(10.0)	(7.5)
Benefit obligation at end of year	564.2	526.6	159.8	147.0

Change in plan assets
Fair value of plan assets at beginning of year	446.9	352.7	—	—
Actual return on plan assets	62.7	(45.8)	—	—
Employer contribution	0.6	0.5	—	—
Acquisition (transfer)	(27.0)	172.6	—	—
Benefits paid	(33.9)	(33.1)	—	—
Fair value of plan assets at end of year	449.3	446.9	—	—
Funded status	(114.9)	(79.7)	(159.8)	(147.0)
Accrued contribution	10.0	—	2.7	2.0
Unrecognized transition obligation	(0.1)	(0.3)	—	—
Unrecognized loss	204.4	175.5	53.0	36.9
Unrecognized prior service cost	—	(26.9)	(7.9)	0.3
Prepaid (accrued) benefit cost	$99.4	$68.6	$(112.0)	$(107.8)

Weighted average assumptions used to determine benefit obligations measured at September 30:

	2003	2002	2001
Discount rate	6.00%	7.00%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Medical trend rate - initial	11.00%	11.00%	11.00%
Medical trend rate – grading period	6 years	5 years	5 years
Medical trend rate – ultimate	5.00%	6.00%	6.00%

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Components of net periodic benefit cost
Service cost	$16.8	$18.5	$2.0	$1.1
Interest cost	34.0	33.5	10.3	9.4
Expected return on plan assets	(42.3)	(48.1)	—	—
Amortization of transition obligation	(0.1)	(0.1)	—	—
Amortization of (gain) loss	3.4	—	2.7	1.3
Amortization of prior service cost	(3.3)	(1.9)	(0.1)	(0.7)
Curtailment gain	(22.5)	—	—	—
Net periodic (benefit) cost	$(14.0)	$1.9	$14.9	$11.1

Weighted average assumptions used to determine net periodic benefit cost measured at September 30

	2003	2002	2001
Discount rate	7.00%	7.50%	7.75%
Expected long-term return on plan assets	8.50%	9.00%	10.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Medical trend rate – initial	11.00%	11.00%	11.00%
Medical trend rate – grading period	5 years	5 years	5 years
Medical trend rate – ultimate	6.00%	6.00%	6.00%

For measurement purposes at September 30, 2003, an 11% and 10% annual rate of increase in the per capita of covered health care benefits was assumed in 2004 and 2005, respectively.  The rate was assumed to decrease to 5% by 2010 and remain at that level thereafter.

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions)

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	1.7	(1.4)
Effect on postretirement benefit obligation	18.6	(15.3)

Selection of Expected Rate of Return on Assets

For 2003, the Company lowered the expected long-term rate of return assumption from 9% to 8.5% for the Company’s defined benefit pension plan reflecting lower expected long-term returns on equity and debt investment included in plan assets.

Investment Policy

The plan’s goal is to maintain between 60% to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities.  The balance of the asset portfolio is invested in high-quality corporate bonds and bond index funds.

Asset Information

% of measurement date assets by asset categories

	2003	2002
Equity securities	61%	58%
Debt securities	37%	41%
Cash	2%	1%
Total	100%	100%

Expected Contributions

While not statutorily required to make contributions to the plan for 2003, the Company contributed $10 million to the plan before December 31, 2003.  The Company anticipates there will be no statutory funding requirements for the defined benefit plan in 2004.  The Company made benefit payments under “other benefits” of $10 million in 2003.  The Company does not expect material increases in these payments over the next five years.

Other Matters

Assumed health care cost trend rates have a significant effect on the amounts reports for the health care plans.  At this time, no adjustment in the future liability has been made for the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  At the Act’s core is a prescription drug benefit for Medicare enrollees beginning in 2006, plus federal subsidies for employers providing comparable (or more generous) drug coverage to retirees.  The impact of this legislation on the calculated benefit liability and/or benefit costs has not been determined as the accounting for this change has not been finalized by regulators.

The Company recorded a curtailment gain in 2003 as a result of freezing the ongoing contributions to its Cash Balance Pension Plan effective December 31, 2003.  The gain totaled $22.5 million ($14.6 million after tax, or $0.09 per share) and represents the unrecognized benefits associated with prior plan amendments that had been being amortized into income over the remaining service period of our participating associates prior to freezing the plan.  The Company will continue recording pension expense related to this plan, representing interest costs on the accumulated benefit obligation and amortization of actuarial losses.

Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the plan.  After recording a minimum pension liability adjustment of $76.9 million (net of tax benefit of $39.6 million) at December 31, 2002, the Company increased the minimum pension liability to $114.1 million (net of tax benefit of $59.6 million) at December 31, 2003 as a result of changes in actuarial assumptions, including the impact of the plan curtailment noted above.

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

Pension expense for all plans, including the gain on curtailment of $22,500,000 in 2003, amounted to $22,941,000, $45,490,000, and $38,002,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In addition to the plans discussed above, the Company maintains several smaller defined benefit plans in countries outside the United States.

(11)    STOCK TRANSACTIONS:

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

Changes in stock options were as follows:

(in thousands, except per share data)	Number of Shares Under Option
Outstanding at December 31, 2000 (average $31.65 per share)	10,751
Granted (average $48.21 per share)	1,546
Exercised (average $14.13 per share)	(1,677)
Cancelled (average $49.17 per share)	(597)
Outstanding at December 31, 2001 (average $38.28 per share)	10,023
Granted (average $62.37 per share)	1,524
Exercised (average $22.38 per share)	(1,872)
Cancelled (average $47.24 per share)	(275)
Outstanding at December 31, 2002 (average $45.09 per share)	9,400
Granted (average $71.63 per share)	3,231
Exercised (average $30.77 per share)	(1,060)
Cancelled (average $46.50 per share)	(696)
Outstanding at December 31, 2003
(at $11.75 to $83.48 per share, average $54.28 per share)	10,875

As of December 31, 2003, options with a weighted average remaining life of 7 years covering 3,071,000 shares were exercisable at $11.75 to $69.98 per share (average $39.35 per share) and options covering 3,329,000 shares remain available to be granted.

Options outstanding at December 31, 2003 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$11.75 to $15.63	270	13.94	1	270	13.94
$18.75 to $27.16	850	23.39	3	850	23.39
$29.69 to $41.44	360	32.06	4	338	32.12
$45.38 to $61.27	5,321	50.06	7	1,257	49.32
$63.70 to $83.48	4,074	70.85	9	356	68.42

Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company’s policy does not recognize compensation costs for options of this type. The pro-forma costs of these options granted in 2003 have been calculated using the Black-Scholes option pricing model and assuming a 3.6% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $25 per share in 2003, $28 per share in 2002, and $27 per share in 2001.

The following table illustrates the effect of net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	2003	2002	2001
Net earnings before effect of accounting change and reduction of income tax reserves – as reported	$536,834	$434,141	$297,665

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,755)	(20,960)	(20,344)

Proforma net earnings	$510,079	$413,181	$277,321

Earnings per share before effect of accounting change and reduction of income tax reserves

Basic – as reported	$3.50	$2.89	$2.07
Basic – proforma	$3.33	$2.76	$1.94

Diluted – as reported	$3.37	$2.79	$2.01
Diluted – proforma	$3.21	$2.66	$1.88

In May 2003, the Company’s shareholders, as recommended by the Board of Directors, approved an award to an officer of the Company the right to receive 388,600 shares of Company common stock on January 2, 2010 upon the satisfaction of certain conditions.  The Company has expensed $3.6 million in 2003 in connection with this award.

In August 2003, the Company amended its Executive Deferred Incentive Program available to certain of the Company’s executives.  In connection with this amendment, certain deferred compensation amounts, that previously could have been settled for cash, will be settled in Company stock.  Due this change, approximately $14 million was reclassified as additional paid-in-capital from other liabilities in 2003.

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

(12)    LEASES AND COMMITMENTS:

The Company’s leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $44,000,000 in 2004, $39,000,000 in 2005, $32,000,000 in 2006, $29,000,000 in 2007, $24,000,000 in 2008, and $32,000,000 thereafter. Total rent expense charged to income for all operating leases was $56,000,000, $56,000,000, and $42,000,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

The following is a roll forward of the Company’s warranty accrual for the year ended December 31, 2003 ($ in 000’s):

Balance December 31, 2002	$61,235
Accruals for warranties issued during the period	51,441
Changes in estimates related to pre-existing warranties	10,853
Settlements made	(56,206)
Additions due to acquisitions	3,142

Balance December 31, 2003	$70,465

(13)    LITIGATION AND CONTINGENCIES:

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

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and foreign environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations.  The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations.  In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company, previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982.  Danaher acquired JMC in September 1995.  These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. In addition, the Company is from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims; however, there can be no assurance that estimates of environmental liabilities will not change.  The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites.  If the Company determines that it has potential liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site.  The Company estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known.  While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized.  The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations.  As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change.  In view of the Company’s financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operation, financial condition and cash flow.

In addition to the litigation noted above, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company estimates its exposure for product liability and accrues for this estimated liability up to the limits of the deductibles under available insurance coverage. All other claims and lawsuits are handled on a case-by-case basis. The Company believes that the results of the above-noted litigation and other pending legal proceedings will not have a material adverse effect on the Company’s results of operations or financial condition, notwithstanding any related insurance recoveries.

The Company’s Matco subsidiary has sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $75 million, $93 million and $92 million as of December 31, 2003, 2002 and 2001, respectively. The Company and the subsidiary account for such sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

As of December 31, 2003, the Company had no known probable but inestimable exposures that are expected to have a material effect on the Company’s financial position and results of operations.

(14)    INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2003	2002	2001
Federal:
Current	$—	$—	$76,666
Deferred	163,944	160,302	60,601
State and local	18,000	15,315	12,483
Foreign	78,257	47,710	28,849
Income tax provision	$260,201	$223,327	$178,599

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying balance sheets.  Deferred income taxes consist of the following (in thousands):

	2003	2002
Bad debt allowance	$13,918	$13,394
Inventories	31,246	33,207
Property, plant and equipment	(22,704)	(32,317)
Postretirement benefits	51,352	66,823
Insurance, including self - insurance	22,744	21,846
Basis difference in LYONs Notes	(34,440)	(20,614)
Environmental compliance	18,637	14,667
Other accruals and prepayments	(41,520)	(26,073)
Deferred service income	(133,247)	(126,806)
All other accounts	21,196	40,993
Net deferred tax liability	$(72,818)	$(14,880)

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-tax Earnings
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Permanent differences in amortization of goodwill	—	—	2.9
State income taxes (net of Federal income tax benefit)	1.5	1.5	1.6
Taxes on foreign earnings	(3.0)	(2.5)	(2.0)
Research and experimentation credits and other	(0.9)	—	—
Effective income tax rate	32.6%	34.0%	37.5%

The Company made income tax payments of $93,675,000, $98,773,000 and $52,048,000 in 2003, 2002 and 2001, respectively. The Company recognized a tax benefit of approximately $27,506,000, $28,267,000, and $12,562,000 in 2003, 2002, and 2001, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital. During 2003 and 2002, the Company made US Federal payments of $65 million and $50 million, respectively, related to reviews of prior years’ tax return filings.

The Company provides income taxes for unremitted earnings of foreign subsidiaries which are not considered permanently reinvested overseas. As of December 31, 2003, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $820 million. It is not practical to estimate the additional Federal income taxes, if any, that might be payable on the remittance of such earnings.

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table.  These fees are fully eliminated in consolidation and have no effect on reported income or reported income tax expense.

The Company’s legal and tax structure reflects both the number of acquisitions and dispositions that have occurred over the years as well as the multi-jurisdictional nature of our businesses.  Management performs a comprehensive review of its global tax positions on an annual basis and accrues amounts for potential tax contingencies.  Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary.  Reserves for these tax matters are included in “Taxes, income and other” in our accrued expenses as detailed in Note 9 in the accompanying financial statements.  In connection with the completion of a federal income tax audit in 2002, the Company adjusted certain income tax related reserves established related to the sale of a previously discontinued operation and recorded a $30 million credit to its fourth quarter 2002 income statement.  This credit has been classified separately below net earnings from continuing operations since the tax reserves related to a previously discontinued operation.

(15)    SEGMENT DATA:

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2003, 2002 and 2001 is presented in the following table (in thousands):

	2003	2002	2001
Total Sales:
Process/Environmental Controls	$4,096,686	$3,385,154	$2,616,797
Tools and Components	1,197,190	1,192,078	1,165,647
	$5,293,876	$4,577,232	$3,782,444
Operating Profit:
Process/Environmental Controls	$674,343	$540,457	$388,616
Tools and Components	173,821	181,359	131,810
Other	(24,669)	(20,694)	(18,415)
Pension curtailment	22,500	—	—
	$845,995	$701,122	$502,011
Identifiable Assets:
Process/Environmental Controls	$5,313,815	$4,691,604	$3,180,092
Tools and Components	786,949	811,803	967,983
Other	789,286	525,738	672,408
	$6,890,050	$6,029,145	$4,820,483
Liabilities:
Process/Environmental Controls	$1,315,407	$1,149,800	$1,092,012
Tools and Components	313,224	311,106	337,512
Other	1,614,710	1,558,640	1,162,373
	$3,243,341	$3,019,546	$2,591,897
Depreciation and Amortization:
Process/Environmental Controls	104,622	$93,176	$124,194
Tools and Components	28,814	36,389	54,196
	$133,436	$129,565	$178,390
Capital Expenditures, Gross
Process/Environmental Controls	$68,289	$52,792	$63,660
Tools and Components	12,054	12,638	20,797
	$80,343	$65,430	$84,457

Operations in Geographical Areas
Year Ended December 31

	2003	2002	2001
Total Sales:
United States	$3,635,305	$3,304,796	$2,622,077
Germany	398,317	256,131	292,712
United Kingdom	246,959	209,954	143,404
All other	1,013,295	806,351	724,251
	$5,293,876	$4,577,232	$3,782,444

Long-lived assets:
United States	$3,256,113	$3,104,370	$2,596,063
Germany	201,819	147,790	95,512
United Kingdom	234,824	169,676	54,951
All other	255,143	220,043	199,342
	$3,947,899	$3,641,879	$2,945,868
Sales outside the United States:
Direct Sales	$1,658,571	$1,272,436	$1,160,367
Exports	611,000	496,000	324,000
	$2,269,571	$1,768,436	$1,484,367

Sales by Major Product Group:

(in thousands)	2003	2002	2001

Analytical and physical instrumentation	$2,023,821	$1,784,955	$1,204,683
Motion and industrial automation controls	1,098,222	869,820	902,664
Mechanics and related hand tools	787,678	760,533	747,605
Product identification	472,888	285,857	—
Aerospace and defense	311,921	278,066	259,395
Power quality and reliability	264,708	251,783	325,072
All other	334,638	346,218	343,025
Total	$5,293,876	$4,577,232	$3,782,444

(16)    QUARTERLY DATA-UNAUDITED (In Thousands, Except Per Share Data):

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,196,215	$1,299,432	$1,309,451	1,488,778
Gross profit	467,399	524,886	542,503	604,279
Operating profit	166,993	201,211	215,765	262,026
Net earnings	103,126	125,144	138,618	169,946
Earnings per share:
Basic	$0.67	$0.82	$0.90	$1.11
Diluted	$0.65	$0.79	$0.87	$1.06

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,004,207	$1,146,326	$1,151,721	$1,274,978
Gross profit	376,023	444,418	460,073	505,543
Operating profit	137,221	169,575	187,430	206,896
Net earnings, before change in accounting principle and reduction of income tax reserves	82,735	103,665	116,029	131,712
Net earnings	(91,015)	103,665	116,029	161,712
Earnings per share:
Basic – before change in accounting principle and reduction in income tax reserves	$.57	$.69	$.76	$.87
Diluted – before change in accounting principle and reduction in income tax reserves	$.55	$.66	$.74	$.84
Basic	$(.63)	$.69	$.76	$1.07
Diluted	$(.58)	$.66	$.74	$1.03

(17)    NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted the statement effective January 1, 2002 and will no longer record goodwill amortization. The Company has recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2002 of $200 million ($173.8 million after tax). The evaluation of goodwill of reporting units on a fair value basis from the implementation of SFAS No. 142, indicated that an impairment existed at the Company’s power quality business unit. In accordance with SFAS No. 142, once impairment is determined at a reporting unit, SFAS No. 142 requires that the amount of goodwill impairment be determined based on what the balance of goodwill would have been if purchase accounting were applied at the date of impairment. Under SFAS No. 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

The following table provides the comparable effects of adoption of SFAS No. 142 for the year ended December 31, 2001   (in thousands, except per share data).

Reported Net Earnings	$297,665
Add back: Goodwill Amortization (net of tax)	54,978
Adjusted Net Earnings	$352,643

Basic Earnings per Share
Reported Net Earnings	$2.07
Add back: Goodwill Amortization (net of tax)	.39
Adjusted Net Earnings per Basic Share	$2.46

Diluted Net Earnings per Share
Reported Net Earnings	$2.01
Add back: Goodwill Amortization (net of tax)	.36
Adjusted Net Earnings per Diluted Share	$2.37

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement was effective January 1, 2002. Implementation of this SFAS did not have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002 and has not had a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed by SFAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which results in no charge to earnings when options are issued at fair market value. Therefore, the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.  The Company has adopted the disclosure requirements of this statement.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In additions, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities.  FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003.  The provisions, as amended, are effective for the first interim or annual period ending after March 15, 2004 for those variable interest held prior to February 1, 2003.  While the Company believes this Interpretation will not have material effect on its financial position or results of operations, it is continuing to evaluate the effect of adoption of this Interpretation.

In April 2003, the FASB release SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133.  SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company’s implementation of this SFAS did not have a material impact on its financial statements.

(18)  SUBSEQUENT EVENTS - ACQUISITIONS

On January 27, 2004, Danaher acquired 95.4% of the share capital of, and 97.9% of the voting rights in, Radiometer S/A for approximately $652 million in cash (net of  $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, Danaher assumed $65 million of debt in connection with the acquisition.  Danaher submitted a mandatory tender offer for the remaining outstanding shares of Radiometer on February 4, 2004 as required under Danish law and intends to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law.  Once all of the Radiometer shares are acquired, it is expected that the total consideration for such shares, including transaction costs, will be approximately $687 million in cash (net of $77 million in acquired cash).  Radiometer, a maker of blood gas analysis and other medical equipment, has total annual revenues of approximately $300 million.

Report of Independent Auditors

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Danaher Corporation and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 23, 2002, (except with respect to the matters discussed in Note 17 as to which the date is March 8, 2002) expressed an unqualified opinion on those financial statements, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, discussed in Note 17.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 17 to the consolidated financial statements the Company adopted Statement No.142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

As discussed above, the financial statements of Danaher Corporation and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 17, these financial statements have been revised to include disclosures required by Statement No. 142. Our procedures with respect to the disclosures in Note 17 included (a) agreeing the previously reported goodwill and net income to the previously issued financial statements and agreeing the changes in goodwill and the adjustments to reported net income representing amortization expense, net of tax, recognized in those periods related to goodwill to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of (i) the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts and (ii) the roll forward of goodwill balances. In our opinion, the disclosures for 2001 in Note 17 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Ernst & Young LLP

Baltimore, Maryland

January 27, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for the year ended December 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2003 and 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year. The reference to Note 17 in the dating of their opinion refers to a footnote regarding certain acquisition and divestiture events that occurred subsequent to December 31, 2001, which is not repeated in the current year financial statements.

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

March 8, 2002)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEMS 10 THROUGH 14.

The information required under Items 10 through 14 is incorporated herein by references to such information included in the Registrant’s Proxy Statement for its 2004 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)              Financial Statements and Schedules The financial statements are set forth under Item 8 of this report on Form 10-K. An index of Exhibits and Schedules is on page 53 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

b)             Reports on Form 8-K filed in the fourth quarter of 2003.

NONE

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10K
Schedules:

Report of Independent Auditors on Schedule	57

Report of Independent Public Accountants on Schedule	58

Valuation and Qualifying Accounts	59

DANAHER CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Danaher Corporation, as amended	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 28, 2002

3.2	By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 26, 1998

4.1	Indenture Agreement dated as of October 28, 1998 by and between Danaher Corporation and The First National Bank of Chicago, as trustee	Incorporated by reference from Exhibit 4 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-63591) filed with the Commission on September 17, 1998.

4.2	Fiscal Agency Agreement dated as of July 25, 2000 by and between Danaher Corporation and Deutsche Bank AG London	Incorporated by reference from Exhibit 10(h) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

4.3	Indenture Agreement dated as of January 22, 2001 by and between Danaher Corporation and SunTrust Bank, as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-56406) filed with the Commission on March 1, 2001

10.1	Danaher Corporation 1998 Stock Option Plan, as amended and restated effective May 1, 2001*	Incorporated by reference from Exhibit C to Danaher Corporation’s 2001 Proxy Statement on Schedule 14A filed with the Commission on April 3, 2001

10.2	Amendment No. 2 to the Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.3	Danaher Corporation 1987 Stock Option Plan*	Incorporated by reference from Danaher Corporation’s Registration Statement on Form S-8 (File No. 033-54669) filed with the Commission on July 21, 1994

10.4	Amended and Restated Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Annex A to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.5	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.6	Danaher Corporation 2003 Incentive Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.7	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.8	Employment Agreement dated as of July 18, 2000 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10(i) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

10.9	Amendment to Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of November 19, 2001*	Incorporated by reference from Exhibit 10(k) to Danaher Corporation’s Form 10-K for the year ended December 31, 2001

10.10	Letter agreement as of May 4, 2000 by and between Danaher and Philip W. Knisely*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.11	Letter agreement as of March 8, 1996 by and between Danaher and Steven Simms*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.12	Letter agreement as of October 31, 2000 by and between Danaher and Daniel A. Pryor*	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.13	Letter agreement as of July 11, 2002 by and between Danaher and Robert S. Lutz*	Incorporated by reference from Exhibit 10.11 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.14	Letter agreement as of July 15, 2003 by and between Danaher and Donald E. Doles*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 27, 2003

10.15	Credit Agreement dated as of June 28, 2001 by and between Danaher Corporation and Bank of America	Incorporated by reference from Exhibit 6.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 29, 2001

10.16	Credit Agreement dated as of July 23, 2003 by and among Danaher Corporation, Bank of America, N.A. and the other lenders named therein.	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.17

Supply Agreement dated as of March 31, 2003 by and among Sears, Roebuck and Co., Easco Hand Tools, Inc., et al. (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).

Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 27, 2003

10.18	Offer Agreement dated December 11, 2003 by and among Danaher Corporation, DH Denmark Holding ApS and Radiometer A/S	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 6, 2004

10.19	Irrevocable Undertaking dated December 11, 2003 by and among Investeringsselskabet af 30.4.1992 A/S, Danaher Corporation, DH Denmark Holding ApS and Johan Schroder A/S	Incorporated by reference from Exhibit 2.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 6, 2004

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

23.2	Notice regarding consent of Arthur Andersen LLP

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Date: March 9, 2004

/s/ H. LAWRENCE CULP, JR.	President, Chief Executive Officer and Director
H. Lawrence Culp, Jr.

/s/ STEVEN M. RALES	Chairman of the Board
Steven M. Rales

/s/ MITCHELL P. RALES	Chairman of the Executive Committee
Mitchell P. Rales

/s/ WALTER G. LOHR, JR.	Director
Walter G. Lohr, Jr.

/s/ DONALD J. EHRLICH	Director
Donald J. Ehrlich

/s/ MORTIMER M. CAPLIN	Director
Mortimer M. Caplin

/s/ JOHN T. SCHWIETERS	Director
John T. Schwieters

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ A. EMMET STEPHENSON, JR.	Director
A. Emmet Stephenson, Jr.

/s/ PATRICK W. ALLENDER	Executive Vice President - Chief Financial Officer and Secretary
Patrick W. Allender

/s/ ROBERT S. LUTZ	Vice President and Chief Accounting Officer
Robert S. Lutz

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2003 and 2002, and for each of the years then ended and have issued our report thereon dated January 27, 2004 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  The consolidated financial statements of Danaher Corporation and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated January 23, 2002, (except with respect to the matters discussed in Note 17 as to which the date is March 8, 2002) expressed an unqualified opinion on those financial statements, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, discussed in Note 17.

In our opinion, the 2003 and 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Baltimore, Maryland

January 27, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen.  Certain financial information for the year ended December 31, 2001 was not reviewed by Andersen and includes:  (i) reclassifications to conform to our fiscal 2003 and 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.  The reference to Note 17 in the dating of their opinion refers to a footnote regarding certain acquisition and divestiture events that occurred subsequent to December 31, 2001, which is not repeated in the current year financial statements.

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

ARTHUR ANDERSEN LLP

Baltimore, Maryland

January 23, 2002

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2003
Allowances deducted from asset account:
Allowance for doubtful accounts:	$63,635	$17,395	$3,825	(a)	$20,514	$64,341

Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$44,000	$26,436	$10,808	(a)	$17,609	$63,635

Year Ended December 31, 2001
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$37,000	$18,542	$3,571	(a)	$15,113	$44,000

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.