Form 10-Q
period 2004-04-02
DANAHER CORP /DE/
filed 2004-04-22
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 2, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:  1-8089

DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of Incorporation)	(I.R.S. Employer Identification number)

2099 Pennsylvania Avenue, N.W., 12th Floor Washington, D.C.	20006
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of common stock outstanding at April 16, 2004 was 153,984,972.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(000’s omitted)

	April 2, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS

Current Assets:
Cash and equivalents	$642,486	$1,230,156
Trade accounts receivable, net	951,661	868,097
Inventories:
Finished goods	240,425	191,494
Work in process	137,064	121,760
Raw material and supplies	246,917	222,973
Total inventories	624,406	536,227
Prepaid expenses and other current assets	297,612	307,671

Total current assets	2,516,165	2,942,151

Property, plant and equipment, net of accumulated depreciation of $ 962,000 and $940,000, respectively	638,124	573,365
Other assets	73,962	32,562

Goodwill	3,685,258	3,064,109
Other intangible assets, net	371,618	277,863

Total assets	$7,285,127	$6,890,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$67,271	$14,385
Trade accounts payable	559,667	472,994
Accrued expenses	980,167	892,624

Total current liabilities	1,607,105	1,380,003

Other liabilities	621,395	578,840
Long-term debt	1,274,393	1,284,498
Stockholders’ equity:
Common stock - $ .01 par value	1,680	1,677
Additional paid-in capital	1,012,816	999,786
Accumulated other comprehensive loss	(93,512)	(74,607)
Retained earnings	2,861,250	2,719,853

Total stockholders’ equity	3,782,234	3,646,709
Total liabilities and stockholders’ equity	$7,285,127	$6,890,050

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(000’s omitted, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2004	March 28, 2003

Sales	$1,543,191	$1,196,215
Operating costs and expenses:
Cost of sales	911,930	728,816
Selling, general and administrative expenses	406,981	301,181
Gain on sale of real estate	(686)	(775)

Total operating expenses	1,318,225	1,029,222

Operating profit	224,966	166,993
Interest expense	(14,450)	(14,094)
Interest income	1,519	2,178
Earnings before income taxes	212,035	155,077
Income taxes	66,791	51,951

Net earnings	$145,244	$103,126

Basic earnings per share:	$.94	$.67

Diluted earnings per share:	$.90	$.65

Average common stock and common equivalent shares outstanding
Basic	154,201	152,877
Diluted	163,242	160,667

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(000’s omitted)
(unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre hensive Income (Loss)	Compre- hensive Income

BalanceDecember 31, 2003	167,694	$1,677	$999,786	$2,719,853	$(74,607)

Net income for the period	—	—	—	145,244	—	$145,244
Dividends declared	—	—	—	(3,847)	—	—
Common stock issued for options exercised	260	3	13,030	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(18,905)	(18,905)

BalanceApril 2, 2004	167,954	$1,680	$1,012,816	$2,861,250	$(93,512)	$126,339

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(000’s omitted)
(unaudited)

	Three Months Ended
	April 2, 2004	March 28, 2003

Cash flows from operating activities:
Net earnings	$145,244	$103,126

Noncash items, depreciation and amortization	37,909	35,463
Change in accounts receivable	(9,045)	22,992
Change in inventories	(30,659)	(15,383)
Change in accounts payable	59,189	14,103
Change in other assets	50,041	31,448
Change in accrued expenses and other liabilities	(803)	22,587
Total operating cash flows	251,876	214,336

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(19,208)	(15,617)
Proceeds from disposals of property, plant and equipment	6,474	5,703
Cash paid for acquisitions	(814,414)	(122,747)
Proceeds from divestitures	—	11,648

Net cash used in investing activities	(827,148)	(121,013)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,502	6,334
Payment of dividends	(3,847)	(3,818)
Proceeds from debt borrowings	—	5,262
Debt repayments	(10,375)	(3,625)
Net cash (used in) provided by in financing activities	(2,720)	4,153

Effect of exchange rate changes on cash	(9,678)	3,694
Net change in cash and equivalents	(587,670)	101,170

Beginning balance of cash and equivalents	1,230,156	810,463
Ending balance of cash and equivalents	$642,486	$911,633

Supplemental disclosures:
Cash interest payments	$3,756	$2,428
Cash income tax payments	$32,766	$5,250

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.                                                 GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 2, 2004 and December 31, 2003, its results of operations for the three months ended April 2, 2004, and March 28, 2003, and its cash flows for the three months ended April 2, 2004 and March 28, 2003.

Total comprehensive income was $126.3 million and $104.2 million for the 2004 and 2003 first quarters, respectively.  Total comprehensive income for both periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2.                                                 SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2003 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of  the 2004 acquisitions (See Note 4). Segment results for the 2004 and 2003 first quarters are shown below:

	Sales		Operating Profit
	2004	2003	2004	2003

Process/Environmental Controls	$1,226,402	$928,027	$187,212	$138,059
Tools and Components	316,789	268,188	44,556	34,639
Other	—	—	(6,802)	(5,705)
	$1,543,191	$1,196,215	$224,966	$166,993

NOTE 3.                                                 EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.  Information related to the calculation of earnings per share of common stock is summarized as follows:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended April 2, 2004:

Basic EPS	$145,244	154,201	$.94
Adjustment for interest on convertible debentures	2,131	—
Incremental shares from assumed exercise of dilutive options	—	3,022
Incremental shares from assumed conversion of the convertible debentures	—	6,019
Diluted EPS	$147,375	163,242	$.90

For the Three Months Ended March 28, 2003:

Basic EPS	$103,126	152,877	$.67
Adjustment for interest on convertible debentures	2,084	—
Incremental shares from assumed exercise of dilutive options	—	1,760
Incremental shares from assumed conversion of the convertible debentures	—	6,030
Diluted EPS	$105,210	160,667	$.65

NOTE 4.                                                 ACQUISITIONS AND DIVESTITURES

The Company completed four business acquisitions during the three months ended April 2, 2004.  In addition, the Company acquired 12 businesses during the year ended December 31, 2003.  These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company.  All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these companies reflect a number of factors including the future earnings and cash flow potential of these companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the company; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities.  The Company obtains this information during due diligence and through other sources.  In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price.  Examples of factors and information that are used to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities.  The only items considered for subsequent adjustment are items identified as of the acquisition date which require additional analysis and evaluation to finalize the purchase price allocation. The Company’s acquisitions in 2004 and 2003 have not had any significant pre-acquisition contingencies such as outstanding litigation or claims and disputes (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) that were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.  The following briefly describes the Company’s acquisition activity for the three months ended April 2, 2004.  For a description of the Company’s acquisition and divestiture activity for the year-ended December 31, 2003, reference is made to Note 2 to the Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

In the first quarter of 2004, Danaher acquired 98.7% of the share capital of, and 99.4% of the voting rights in, Radiometer S/A for approximately $677 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, Danaher assumed $66 million of debt in connection with the acquisition.  Danaher has initiated the process to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law.  Total consideration for all such shares, including transaction costs, will be approximately $687 million in cash (net of  $77 million in acquired cash).  Radiometer, a manufacturer of blood gas analysis and other medical equipment, has total annual revenues of approximately $300 million.

In addition, the Company acquired three companies and product lines during the three-month period ended April 2, 2004 for total consideration of approximately $138 million in cash, net of cash acquired, including transaction costs.  In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as dental, level/flow, aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment or as additions to the newly formed Medical Technology Platform within the Process/Environmental Controls segment.  The aggregate annual revenues of the acquired businesses is approximately $120 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended April 2, 2004 ($ in 000’s):

	Radiometer	All Other	Total
Accounts receivable	$69,103	$11,237	$80,340
Inventory	41,614	19,675	61,289
Property, plant and equipment	88,884	10,201	99,085
Goodwill	533,296	93,694	626,990
Other intangible assets, primarily trade names customer relationships and patents	90,000	14,915	104,915
Accounts payable	(21,121)	(9,470)	(30,591)
Other assets and liabilities, net	(59,146)	(2,545)	(61,691)
Assumed debt	(65,923)	—	(65,923)

Net cash consideration	$676,707	$137,707	$814,414

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended April 2, 2004 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known.  While not expected to be significant, the Company will also adjust the purchase price allocations of other acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended April 2, 2004	Three Months Ended March 28, 2003

Net sales	$1,576,556	$1,343,327
Net earnings	144,839	112,504
Diluted earnings per share	$.90	$.71

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

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Videojet	Viridor	Gilbarco	Thomson	Radio- meter	All Others	Total

Planned Headcount Reduction:
Balance December 31, 2003	—	—	56	209	—	126	391
Headcount related to 2004 acquisitions	—	—	—	—	60	—	60
Headcount reductions in 2004	—	—	(34)	(38)	—	(109)	(181)
Adjustments to previously provided Headcount estimates	—	—	—	—	—	217	217
Balance April 2, 2004	—	—	22	171	60	234	487

Involuntary Employee Termination Benefits:
Balance December 31, 2003	$—	$74	$6,753	$3,647	$—	$6,322	$16,796
Accrual related to 2004 acquisitions	—	—	—	—	3,900	—	3,900
Costs incurred in 2004	—	(4)	(485)	(894)	—	(1,363)	(2,746)
Adjustments to previously provided reserves	—	—	—	—	—	2,500	2,500
Balance April 2, 2004	$—	$70	$6,268	$2,753	$3,900	$7,459	$20,450

Facility Closure and Restructuring Costs:
Balance December 31, 2003	$126	$1,447	$1,542	$4,906	$—	$11,856	$19,877
Accrual related to 2004 acquisitions	—	—	—	—	4,600	—	4,600
Costs incurred in 2004	(18)	(115)	(10)	(522)	—	(1,059)	(1,724)
Adjustments to previously provided reserves	—	—	—	—	—	2,045	2.045
Balance April 2, 2004	$108	$1,332	$1,532	$4,384	$4,600	$12,842	$24,798

Recent Acquisition Developments

In March 2004, the Company announced the signing of a definitive agreement to purchase all of the outstanding stock of Kaltenbach & Voigt GmbH (“KaVo”) for approximately 350 million Euro (approximately $425 million) in cash, including transaction costs and net of cash acquired.  The acquisition remains subject to regulatory approval and other customary closing conditions.  KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including handpieces, treatment units and diagnostic systems and laboratory equipment.  This acquisition is expected to close in the second quarter of 2004 and will be included in the Company’s Medical Technology platform.

NOTE 5.                                                 GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the first quarter of 2004 ($ in millions).

Balance December 31, 2003	$3,064
Attributable to 2004 acquisitions	626
Adjustments to purchase price allocations	12
Effect of foreign currency translations	(17)
Balance April 2, 2004	$3,685

There were no dispositions of businesses with related goodwill during the three months ended April 2, 2004.  The carrying value of goodwill, at April 2, 2004, for the Tools and Components segments and Process/Environmental Controls segment is approximately $212 million and $3,473 million, respectively.  Danaher has ten reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses.  They are as follows:  Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, Product Identification, and Medical Technology.

NOTE 6.                                                 WARRANTY COSTS

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

In certain cases the Company will sell extended warranty or maintenance agreements.  The proceeds from these agreements are deferred and recognized as revenue over the term of the agreement.

The following is a roll forward of the Company’s warranty accrual for the three months ended April 2, 2004 ($ in 000’s):

Balance December 31, 2003	$70,465
Accruals for warranties issued during the period	10,416
Changes in estimates related to pre-existing warranties	1,005
Settlements made	(13,780)
Additions due to acquisitions	5,777

Balance April 2, 2004	73,883

NOTE 7.                                                 ACCOUNTING FOR STOCK OPTIONS

The Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Nonqualified options have been issued at grant prices equal to the fair market value of the underlying security as of the date of grant during all the periods presented.  Under APB No. 25, the Company’s policy does not recognize compensation costs for options of this type. The proforma costs of these options granted in the first three months of 2004 have been calculated using the Black-Scholes option pricing model and assuming a 3.6% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $31 and $26 per share in the first quarter of 2004 and 2003, respectively.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	April 2, 2004	March 28, 2003

Net earnings	$145,244	$103,126

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,985)	(4,700)

Pro forma net earnings	$138,259	$98,426

Earnings per share:

Basic – as reported	$.94	$.67
Basic – pro forma	$.90	$.64

Diluted – as reported	$.90	$.65
Diluted – pro forma	$.86	$.63

NOTE 8.                                                 NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended April 2, 2004 and March 28, 2003 respectively ($ in millions).

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$0.6	$4.2	$0.6	$0.5
Interest cost	8.0	8.5	2.3	2.6
Expected return on plan assets	(10.1)	(10.5)	—	—
Amortization of transition obligation	(0.1)	(0.1)	—	—
Amortization of prior service cost	—	(0.8)	(0.4)	(0.1)
Amortization of (gain) loss	2.7	0.9	0.8	0.7
Net periodic cost	$1.1	$2.2	$3.3	$3.7

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the defined benefit plan in 2004.  As of April 2, 2004, no contributions have been made and there are no anticipated statutory funding requirements for the remainder of 2004.

NOTE 9.                NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities.  FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved.  The provisions of FIN 46, as amended, were effective immediately for those variable interest entities created after January 31, 2003, but were delayed until the first interim or annual period ending after March 15, 2004 for those variable interest held prior to February 1, 2003.  Implementation of this interpretation had no material effect on the Company’s financial position or results of operations.

In January 2004 the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, improvement and Modernization Act of 2003” (FSP 106-1).  FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) .  The Company has elected to defer accounting for any effect of the Act until the third quarter of 2004 as permitted under the FSP.  Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act.  The effect of the Act is expected to reduce the Company’s ultimate obligation for post-retirement benefit obligations.  However, the effect is not expected to be material to the Company’s results of operations, cash flows or financial position.

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

Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements.  These forward looking statements speak only as of the date of this Quarterly Report.  The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

OVERVIEW

Danaher Corporation derives its sales from the design, manufacture and marketing of industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions, in two business segments: Process/Environmental Controls and Tools and Components.  In the first quarter of 2004, the Company acquired Radiometer A/S and substantially all of the assets and certain liabilities of the Gendex business of Dentsply International, Inc., adding medical technology products to the Process/Environmental Controls segment for 2004.  These businesses, the core of a new Medical Technology platform, are expected to provide additional sales and earnings growth opportunities for the Company both through growth of the existing businesses and through the potential acquisition of complementary businesses.  In March 2004, the Company announced the pending acquisition of Kaltenbach & Voigt Gmbh (KaVo), a manufacturer of dental equipment.  Assuming the acquisition is consummated, KaVo will be added to the newly formed Medical Technology platform.

The Company strives to create shareholder value through delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services; upper quartile financial performance when compared against peer companies; and upper quartile cash flow generation from operations when compared against peer companies.  To accomplish these goals, the Company uses a set of tools and processes, known as the Danaher Business System

(“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation.  The Company also acquires businesses that it believes can help it achieve the objectives described above.  The Company will acquire other businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic platform.  The extent to which appropriate acquisitions are made and integrated can affect the Company’s overall growth and operating results.

As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors.  However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results.

Consolidated sales for the first three months of 2004 increased approximately 29% over the comparable period of 2003.  Sales from existing businesses for the quarter (defined as businesses that have been part of the Company for each comparable period reported excluding currency effect) contributed 12.5% growth, including the effect of additional days during the quarter.  As a result of the Company’s use of a fiscal calendar for interim reporting purposes, the first three months of 2004 had three additional business days when compared with the comparable 2003 period which generated an estimated 4.5% of the above noted sales growth across all of the Company’s businesses.  The impact of these extra days will reverse in the fourth quarter of 2004 which will be shorter than the comparable 2003 quarter.  Acquisitions accounted for approximately 12% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2003, contributed approximately 4.5% growth.

The Company continues to operate in a highly competitive business environment in most of the markets and geographies served.  The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.  With the formation of the Medical Technology platform noted above, the Company is devoting significant attention to the successful integration of these acquired businesses into the organization.  Management believes appropriate resources have been allocated to successfully integrate these businesses into the Company.

Although the Company has a U.S. dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries.  Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management.   As noted above the Company benefited from the impact of favorable currency trends in its international businesses in the first three months of 2004. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and profit in the consolidated financial statements.  While currency rates continued to produce positive comparisons on a year over year basis, the U.S. dollar strengthened slightly in March 2004.

The Company continues to experience strength across most of its businesses as well as in many of the end markets and geographies served.  Given recent interest rate concerns and inflation worries in key markets such as China, the outlook for the balance of 2004 remains positive but guarded.  In the near term, the Company expects the strength experienced in late 2003 and the first quarter of 2004 to continue.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated:

(in 000’s)	Three months ended April 2, 2004	Three months ended March 28, 2003

Process/Environmental Controls	$1,226,402	$928,027
Tools and Components	316,789	268,188
	$1,543,191	$1,196,215

PROCESS/ENVIRONMENTAL CONTROLS

The Process/Environmental Controls segment is comprised of businesses which produce and sell compact, professional electronic test tools; product identification equipment and consumables; water quality instrumentation and consumables; retail petroleum automation products; underground storage tank leak detection systems; motion, position, speed, temperature, and level instruments and sensing devices; medical and dental instrumentation and equipment; power switches and controls; communication line products; power protection products; liquid flow and quality measuring devices; quality assurance products and systems; safety devices; and electronic and mechanical counting and controlling devices.

Process/Environmental Controls Selected Financial Data ($ in 000’s):

	Three months ended April 2, 2004	Three months ended March 28, 2003
Sales	$1,226,402	$928,027
Operating profit	187,212	138,059
Operating profit as a % of sales	15.3%	14.9%

Segment Overview

Sales of the Process/Environmental Controls segment increased 32% in the first three months of 2004 compared to the comparable period in 2003.  Sales from existing businesses for this segment were up approximately 11%, of which an estimated 4.5% results from the additional days in 2004 compared with 2003, is due primarily to sales increases in the motion, electronic test, environmental and product identification businesses.  The first quarter 2004 acquisition of Radiometer A/S, together with several other smaller acquisitions accounted for 15% increase in segment sales.  Favorable currency translation impact accounted for approximately 6% growth. Prices were essentially flat compared to the first three months of 2003.

Operating profit margins for the segment were 15.3 % in the first three months of 2004 compared to 14.9% in the comparable period of 2003.  The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with our DBS initiatives completed during 2004 and 2003, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations.  Operating profit margins from businesses acquired since the first quarter of 2003 partially off-set these improvements.

Business Overview

Environmental.   Sales from the Company’s environmental businesses, representing approximately 27% of segment sales, increased approximately 26% in the first three months 2004 compared to the comparable period of 2003.  Sales from existing businesses provided 15% growth, of which an estimated 4.5% results from the additional days in 2004 compared with 2003, and favorable currency translation provided 7% growth .  Acquisitions completed in 2003 accounted for approximately 4% growth.  Sales were impacted by continued strength in the Gilbarco Veeder-Root retail petroleum equipment business which had experienced softness prior to the Iraq war in early 2003.  Strength in dispensing equipment and environmental services were the primary drivers of the core growth.   In addition, Gilbarco Veeder-Root gained market-share in the U.S. due to the addition of a number of distributors as a result of financial difficulties of a competitor and as a result of success in key sales programs.  Sales from existing businesses in the Company’s Hach/Lange businesses also contributed to the increase as the business experienced strength in both the laboratory and process instrumentation sales in the U.S. and Europe.  The Company’s Hach Ultra Analytics business also reported growth for the quarter driven by strong Asian sales.   The business continues to focus on faster growing markets in developing countries such as China to enhance its growth prospects.

Motion.  Sales in the Company’s motion businesses, representing approximately 19% of segment sales, grew 15% in the first three months of  2004 compared to the comparable period of 2003. Sales from existing businesses accounted for 10% growth, of which an estimated 4.5% results from the additional days in 2004 compared with 2003.  Favorable currency translation effects accounted for 5% growth.   There were no acquisitions impacting the comparability of sales between periods.  The growth in sales from existing businesses was broad based, both geographically and from an industry perspective, but with the North American market for direct drive products and semi-conductor segments showing significant strength.  The Company’s linear actuator product businesses also experienced growth following the integration of the sales channels associated with the Thomson acquisition and increased programs to strengthen the distribution network.

Electronic Test.  Electronic test sales, representing approximately 15% segment sales, grew 24% during the first quarter of 2004 compared to the comparable period 2003.  Sales from existing businesses accounted for 13% growth, of which an estimated 4.5% results from the additional days in 2004 compared with 2003.  This sales growth builds on the momentum experienced in the second half of 2003, due to strength in the U.S. industrial channel, the European electrical channel  and strong growth in China.  Acquisitions accounted for 5% growth.   Favorable currency translation accounted for 6% growth.  The Company’s network-test business reported more than 20% growth in the quarter including additional days in 2004 compared with 2003, with strong network and distributed analysis equipment sales and strong enterprise market share gains contributing to the growth.

Product Identification.  The Product Identification business accounted for approximately 13% of segment sales.  For 2004, Product Identification sales grew 62% compared to the comparable period of 2003.  Sales from existing operations provided 15% growth, of which an estimated 4.5% results from the additional days in 2004 compared with 2003.  Acquisitions accounted for 41% growth, favorable currency impacts accounted for approximately 6% growth.  Growth in sales from existing operations were driven by strong equipment sales, primarily in the continuous ink-jet printer product offerings, but increasingly in the laser, thermal transfer overlay and binary array product offerings.  During the quarter, the business received important new orders from the United States Postal Service for stamp cancellation equipment and inks to be delivered over the next six years  which are expected to enhance growth rates in the future.

Medical Technology.   The  Medical Technology business accounted for approximately 6% of segment sales.  In the first two months of 2004, the company established its Medical Technology business with the acquisitions of Radiometer and Gendex.  Sales recorded in the first quarter of 2004 related to these acquisitions are in line with projections made prior to the acquisitions.

Focused Niche Businesses.  The segment’s niche businesses in the aggregate showed 17%  sales growth in the first three months of 2004, primarily from acquisitions in the Company’s Aerospace and Defense businesses and strong growth in the Company’s Gems Sensors business.

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

Tools and Components Selected Financial Data ($ in 000’s):

	Three months ended April 2, 2004	Three months ended March 28, 2003

Sales	$316,789	$268,188
Operating profit	44,556	34,639
Operating profit as a% sales	14.1%	12.9%

 Sales in the Tools and Components segment grew 18% in the first three months of 2004 compared to the comparable 2003 period.  The sales growth, of which an estimated 4.5% results from the additional days in 2004 compared to 2003, represents growth in sales volume from existing businesses, as there were no acquisitions in this segment during either 2003 or the first three months of 2004 and price and currency impacts on sales were negligible.  Hand Tool sales, representing approximately two-thirds of segment sales, grew approximately 16.5% for the first three months of 2004, of which an estimated 4.5% results from the additional days in 2004 compared with 2003.  The sales growth was driven primarily by sales growth in the group’s industrial markets.  In addition, the Company’s Matco unit showed high-teen growth rates for the first quarter of 2004 including the additional days in 2004 compared to 2003, as average purchase levels increased over the levels experienced last year.  The segment’s niche businesses also experienced high-teens growth including the additional days in 2004 compared to 2003, as all businesses experienced increased demand from prior year levels, particularly in the engine retarder and wheel service equipment businesses.

Operating profit margins for the segment were  14.1% in the first three months of 2004 compared to 12.9% in the comparable period of 2003.    This improvement was driven by leverage on increased sales volume and the impact of cost  reduction programs implemented in 2003 offset partially by increases in price and surcharges related to steel purchases.

GROSS PROFIT

($ in 000’s)	Three months ended April 02, 2004	Three months ended March 28, 2003

Sales	$1,543,191	$1,196,215
Cost of sales	911,930	728,816
Gross profit	$631,261	$467,399
Gross profit margin	40.9%	39.1%

This increase in gross profit margin in 2004 compared to 2003 results from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, generally higher gross profit margins in businesses acquired (principally Radiometer), and cost reductions in recently acquired business units.  Increases in cost and surcharges related to steel purchases partially offset these improvements.

Gross profit margins are expected to continue improving in 2004, reflecting continuing impact of the factors noted above and in particular, due to the addition of the businesses in our Medical Technology platform, which historically have had significantly higher gross margins than many of our existing businesses.  These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	($ in 000’s)
	Three months ended April 2, 2004	Three months ended March 28, 2003

Sales	$1,543,191	$1,196,215
Selling, general and administrative expenses	406,981	301,181
SG&A as a % of sales	26.4%	25.2%

In the first three months of 2004, selling, general and administrative expenses were 26.4% of sales, an increase of 120 basis points from first quarter 2003 levels.  This increase is due primarily to additional spending to fund growth opportunities throughout the Company,  the impact of newly acquired businesses (principally Radiometer) and their higher relative operating expense structures, the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole, including  the impact of the currency effects on our international operations.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.  Interest expense of $ 14.4 million in the first three months of 2004 was approximately $ 0.3 million higher than the corresponding 2003 period.  The increase in interest expense is due primarily to the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s $364.1 million of 6.25% Eurobond notes due in July 2005.  In addition, the Company had slightly higher overall debt levels in the 2004 period compared with 2003 resulting from debt obligations assumed in connection with the Radiometer acquisition.  These obligations were repaid subsequent to April 2, 2004.

Interest income of $ 1.5 million and $ 2.2 million was recognized in the first three months of 2004 and 2003, respectively.  Average invested cash balances decreased over the first three months of 2004 due to cash payments for recently completed acquisitions, which was principally responsible for the decrease in interest income.

INCOME TAXES

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.  The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.  The Company’s effective tax rate differed from the United States federal statutory rate of 35% in the period primarily related to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States income taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

The first quarter 2004 effective tax rate of 31.5% is 2.0% lower than the first quarter 2003 effective rate, mainly due to the effect of a higher proportion of foreign earnings in the first three months of 2004 compared to the comparable period of 2003.  The Company expects  its effective tax rate for the remainder of 2004 to decline to 30.0% or less reflecting the impact of several organizational realignments expected to be completed on or about May 1, 2004 that will result in a more efficient tax structure for the Company’s international operations.  Further, the anticipated acquisition of Kaltenbach & Voigt Gmbh would increase the proportion of earnings generated internationally and is anticipated to result in an even further reduction to the effective tax rate.

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

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at April 2, 2004, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $16 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges.  These instruments qualify as “effective” or “perfect” hedges.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Three Months Ended April 2, 2004	Three Months Ended March 28, 2003
Total operating cash flows	$251,876	$214,336

Purchases of property, plant and equipment	(19,208)	(15,617)
Cash paid for acquisitions	(814,414)	(122,747)
Other sources	6,474	17,351
Net cash used in investing activities	$(827,148)	$(121,013)

Proceeds from the issuance of common stock	11,502	6,334
Proceeds (repayments) of borrowings, net	(10,375)	1,637
Payment of dividends	(3,847)	(3,818)
Net cash provided by (used in) financing activities	$(2,720)	$4,153

•                  Operating cash flow, a key source of the Company’s liquidity, was $251.9 million for the first three months of 2004, an increase of $37.5 million, or approximately 17.5% as compared to the comparable period of 2003.  The increase in operating cash flow was driven primarily by earnings growth as well as continued improvements in the Company’s working capital management, primarily increases in vendor payables.

•                  As of April 2, 2004, the Company held approximately $642 million of cash and cash equivalents.  A definitive agreement for the acquisition of Kaltenbach & Voigt GmbH  was executed in March 2004 and the acquisition is expected to close in the second quarter of 2004.  Payment of the purchase price will reduce the Company’s available cash by approximately $425 million.

•                  Acquisitions constituted the most significant use of cash in all periods presented.  The Company acquired four companies and product lines during the first three months of 2004 for total consideration including transaction costs of approximately $814 million in cash (net of cash acquired).

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.  Operating cash flow, a key source of the Company’s liquidity, was $251.9 million for the first three months of 2004, an increase of $37.5 million, or approximately 17.5% as compared to the comparable period of 2003.  The increase in operating cash flow was driven primarily by earnings growth.  Continued attention to working capital and accounts payable management throughout the organization in large part offset the natural increase in accounts receivable and inventory needed to support the increasing sales levels experienced in the first quarter of 2004.

Investing Activities

Net cash used in investing activities was $827 million in the first three months of 2004 compared to approximately $121 million of net cash used in the comparable period of 2003.  Gross capital spending of $19.2 million for the first three months of 2004 increased $3.6 million from the first three months of 2003, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives.  Capital expenditures are made primarily for the purposes of increasing capacity, replacement of equipment, growth and improved information technology systems.  In 2004, the Company expects capital spending of approximately $100 to $125 million, though actual expenditures will ultimately depend on business conditions.  Disposals of fixed assets yielded approximately $6.5 million of cash proceeds for the first three months of 2004, primarily due to the sale of three facilities and other real property.  Disposals of fixed assets yielded $5.7 million of cash proceeds for the comparable period of 2003. Net pre-tax gains of $0.7 million and $0.8 million were recorded in the first three months of 2004 and 2003, respectively, on these sales and are separately stated in the accompanying consolidated statements of earnings.

In addition, as discussed below, the Company completed four business acquisitions during the first three months of 2004.  All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.  For a discussion of other factors resulting in the recognition of goodwill see Note 4 to the Company’s Consolidated Financial Statements.

In the first quarter of 2004, Danaher acquired 98.7% of the share capital of, and 99.4% of the voting rights in, Radiometer S/A for approximately $677 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, Danaher assumed $66 million of debt in connection with the acquisition.  Danaher has initiated the process to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law.  Total consideration for all such shares, including transaction costs, will be approximately $687 million in cash (net of  $77 million in acquired cash).  Radiometer designs, manufactures, and markets a variety of instruments used to measure blood gases and related critical care parameters, primarily in hospital applications.  The company also provides consumables and services for its instruments.  Radiometer is a worldwide leader in its served segments. Radiometer has total annual sales of approximately $300 million.

In addition, the Company acquired three smaller companies and product lines during the first three months of 2004 for total consideration of approximately $138 million in cash, including transaction costs and net of cash acquired.   In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as dental, level/flow, aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment or as additions to the newly formed Medical Technology Platform within the Process/Environmental Controls segment.  The aggregate annual sales of the acquired businesses is approximately $120 million.

In March 2004, the Company announced the signing of a definitive agreement to purchase all of the outstanding stock of Kaltenbach & Voigt GmbH (“KaVo”) for approximately 350 million Euro (approximately $425 million) in cash, including transaction costs and net of cash acquired.  The acquisition remains subject to regulatory approval and other customary closing conditions.  KaVo, headquartered in Biberach, Germany with 2003 sales of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including handpieces, treatment units and diagnostic systems and laboratory equipment.  This acquisition is expected to close in the second quarter of 2004 and will be included in the company’s Medical Technology platform.

Financing Activities and Indebtedness

Financing activities used cash of $ 2.7 million during the first three months of 2004 compared to $4.2 million generated during the comparable period of 2003.  The primary reason for the difference was the Company’s repayment of outstanding indebtedness in 2004.

Total debt increased to $1,342 million at April 2, 2004, compared to $ 1,299 million at December 31, 2003.  This increase was due primarily to debt assumed in connection with the Radiometer acquisition, net of repayments of $10.4 million during the quarter.  The carrying value of the Company’s Euro denominated debt decreased slightly from December 31, 2003 as a result of changes in the U.S Dollar/Euro exchange rates during the quarter.  Subsequent to April 2, 2004 the debt obligations assumed related to the Radiometer acquisition were repaid.

The Company’s debt financing as of April 2, 2004 was composed primarily of $556.9 million of zero coupon convertible notes due 2021 Liquid Yield Option Notes or LYONs (“LYONs”), $364.1 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above).  The Company’s LYONs obligations (described in further detail below) carry a yield to maturity of 2.375% (with contingent interest payable as described below).  Substantially all remaining borrowings have interest costs that float with referenced base rates.  The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes.  Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating.  The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively.  There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2003 or 2004.  The Company is also contemplating establishing a commercial paper program.

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

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt.  However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to consider commercial paper as a potential source of financing.

Cash and Cash Requirements

As of April 2, 2004, the Company held approximately $642 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.  As of April 2, 2004, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels.  In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required and to pay dividends to shareholders.  In order to meet these cash requirements, the Company generally intends to use available cash and internally generated funds.  The Company currently anticipates that any additional acquisitions consummated during 2004, including the pending acquisition of  KaVo, would be funded from available cash and internally generated funds and, if necessary, through the establishment of a commercial paper program, through borrowings under its credit facilities, under uncommitted lines of credit or by accessing the capital markets.

The Company declared a regular quarterly dividend of $ 0.025 per share payable on April 30, 2004 to holders of record on March 26, 2004.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes there have been no significant changes during the quarter ended April 2, 2004 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING STANDARDS – SEE NOTE 7 OF ITEM 1

See Note 7 of Item 1 above.

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

99.1

On April 22, 2004, the Company issued a press release announcing earnings for the quarter ended April 2, 2004.  A copy of the release is furnished herewith as Exhibit 99.1.  The press release attached hereto as Exhibit 99.1 is being furnished by the Company pursuant to Item 12 of Form 8-K.

(b)                                 Reports filed on Form 8-K:

The Company furnished a Current Report on Form 8-K dated January 14, 2004 announcing preliminary financial results for the quarter ended December 31, 2003.

The Company furnished a Current Report on Form 8-K dated January 29, 2004, announcing earnings for the quarter and year ended December 31, 2003 and attaching a press release related thereto.

The Company filed a Current Report on Form 8-K dated February 6, 2004 reporting the Company’s acquisition of Radiometer A/S.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	April 21, 2004	By:	/s/ Patrick W. Allender
Patrick W. Allender
Executive Vice President - Chief Financial Officer and Secretary

Date:	April 21, 2004	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer