Form 10-Q
period 2004-07-02
DANAHER CORP /DE/
filed 2004-07-22
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended July 2, 2004

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

The number of shares of common stock outstanding at July 16, 2004 was 308,269,186.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	July 2, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS

Current Assets:
Cash and equivalents	$303,285	$1,230,156
Trade accounts receivable, net	1,094,029	868,097
Inventories:
Finished goods	328,525	191,494
Work in process	167,927	121,760
Raw material and supplies	287,301	222,973
Total inventories	783,753	536,227
Prepaid expenses and other current assets	280,574	307,671

Total current assets	2,461,641	2,942,151

Property, plant and equipment, net of accumulated depreciation of $996,000 and $940,000, respectively	727,159	573,365
Other assets	81,021	32,562
Goodwill	3,856,559	3,064,109
Other intangible assets, net	556,826	277,863

Total assets	$7,683,206	$6,890,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$18,317	$14,385
Trade accounts payable	586,992	472,994
Accrued expenses	1,098,369	892,624

Total current liabilities	1,703,678	1,380,003

Other liabilities	713,818	578,840
Long-term debt	1,282,309	1,284,498
Stockholders’ equity:
Common stock - $.01 par value	3,363	1,677
Additional paid-in capital	1,024,790	999,786
Accumulated other comprehensive loss	(83,613)	(74,607)
Retained earnings	3,038,861	2,719,853

Total stockholders’ equity	3,983,401	3,646,709
Total liabilities and stockholders’ equity	$7,683,206	$6,890,050

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales	$1,621,245	$1,299,432	$3,164,436	$2,495,647
Operating costs and expenses:
Cost of sales	935,536	774,546	1,847,466	1,503,362
Selling, general and administrative expenses	414,827	323,675	821,808	624,856
Gain on sale of real estate	(1,360)	—	(2,046)	(775)

Total operating expenses	1,349,003	1,098,221	2,667,228	2,127,443

Operating profit	272,242	201,211	497,208	368,204
Interest expense	12,716	15,201	27,166	29,481
Interest income	(808)	(2,177)	(2,327)	(4,541)
Earnings before income taxes	260,334	188,187	472,369	343,264
Income taxes	78,101	63,043	144,892	114,994
Net earnings	$182,233	$125,144	$327,477	$228,270

Basic earnings per share	$0.59	$0.41	$1.06	$.75

Diluted earnings per share	$0.56	$0.39	$1.01	$.72

Average common stock and common equivalent shares outstanding

Basic	308,832	306,370	308,618	306,062
Diluted	327,272	322,402	326,878	321,868

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compreh ensive Income (Loss)	Compre- hensive Income

Balance, December 31, 2003	167,694	$1,677	$999,786	$2,719,853	$(74,607)

Net earnings for the period	—	—	—	327,477	—	$327,477
Dividends declared	—	—	—	(8,469)	—	—
Common stock issued for options exercised and restricted stock grants	359	4	26,686	—	—	—
Stock Dividend	168,213	1,682	(1,682)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(9,006)	(9,006)

Balance, July 2, 2004	336,266	$3,363	$1,024,790	$3,038,861	$(83,613)	$318,471

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six Months Ended
	July 2, 2004	June 27, 2003
Cash flows from operating activities:
Net earnings	$327,477	$228,270

Noncash items, depreciation and amortization	76,159	69,618
Change in trade accounts receivable	(38,457)	21,503
Change in inventories	(45,241)	(6,550)
Change in accounts payable	67,446	27,205
Change in prepaid expenses and other current assets	67,584	47,602
Change in accrued expenses and other liabilities	43,777	61,600
Total operating cash flows	498,745	449,248

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(43,160)	(37,621)
Proceeds from disposals of property, plant and equipment	11,249	6,806
Cash paid for acquisitions, net of cash acquired	(1,343,921)	(123,217)
Proceeds from divestitures	—	11,648

Net cash used in investing activities	(1,375,832)	(142,384)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,226	14,552
Payment of dividends	(8,469)	(7,646)
Proceeds from debt borrowings	130,000	5,262
Debt repayments	(190,563)	(78,492)

Net cash used in financing activities	(45,806)	(66,324)

Effect of exchange rate changes on cash and equivalents	(3,978)	17,107
Net change in cash and equivalents	(926,871)	257,647

Beginning balance of cash and equivalents	1,230,156	810,463
Ending balance of cash and equivalents	$303,285	$1,068,110

Supplemental disclosures:
Cash interest payments	$12,680	$13,153
Cash income tax payments	$49,790	$15,265

See notes to consolidated condensed financial statements.

DANAHER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.                                                 GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.  All share and per share amounts have been restated to give retroactive effect to the May 2004 stock split (see Note 3). The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 2, 2004 and December 31, 2003, its results of operations for the three months and six months ended July 2, 2004, and June 27, 2003, and its cash flows for the six months ended July 2, 2004 and June 27, 2003.

Total comprehensive income was as follows:

	July 2, 2004	June 27, 2003
	($ in millions)

Three months ended	$192.2	$143.2

Six months end	$318.5	$247.4

Total comprehensive income for both periods represents net earnings and the change in cumulative foreign translation adjustment.

NOTE 2.                                                 SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2003 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2004 acquisitions (See Note 4). Segment results for the 2004 and 2003 periods are shown below:

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Sales:
Process/Environmental Controls	$1,303,989	$1,014,523	$2,530,391	$1,942,550
Tool and Components	317,256	284,909	634,045	553,097
	$1,621,245	$1,299,432	$3,164,436	$2,495,647

Operating Profit:
Process/Environmental Controls	$228,706	$164,281	$415,918	$302,340
Tool and Components	50,387	43,663	94,943	78,302
Other	(6,851)	(6,733)	(13,653)	(12,438)
	$272,242	$201,211	$497,208	$368,204

NOTE 3.                                                 COMMON STOCK AND EARNINGS PER SHARE

On April 22, 2004, the Company’s Board of Directors declared a two-for-one split of its common stock.  The split was effected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004.  All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of this split.

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Three Months Ended July 2, 2004:

Basic EPS	$182,233	308,832	$0.59
Adjustment for interest on convertible debentures	2,143	—
Incremental shares from assumed exercise of dilutive options	—	6,402
Incremental shares from assumed conversion of the convertible debentures	—	12,038
Diluted EPS	$184,376	327,272	$0.56

For the Three Months Ended June 27, 2003:

Basic EPS	$125,144	306,370	$0.41
Adjustment for interest on convertible debentures	2,097	—
Incremental shares from assumed exercise of dilutive options	—	3,970
Incremental shares from assumed conversion of the convertible debentures	—	12,062
Diluted EPS	$127,241	322,402	$0.39

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount

For the Six Months Ended July 2, 2004:

Basic EPS	$327,477	308,618	$1.06
Adjustment for interest on convertible debentures	4,274	—
Incremental shares from assumed exercise of dilutive options	—	6,222
Incremental shares from assumed conversion of the convertible debentures	—	12,038
Diluted EPS	$331,751	326,878	$1.01

For the Six Months Ended June 27, 2003:

Basic EPS	$228,270	306,062	$0.75
Adjustment for interest on convertible debentures	4,181	—
Incremental shares from assumed exercise of dilutive options	—	3,744
Incremental shares from assumed conversion of the convertible debentures	—	12,062
Diluted EPS	$232,451	321,868	$0.72

NOTE 4.                                                 ACQUISITIONS AND DIVESTITURES

The Company completed ten business acquisitions during the six months ended July 2, 2004. In addition, the Company acquired 12 businesses during the year ended December 31, 2003. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company. All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these companies reflect a number of factors including the future earnings and cash flow potential of these companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the company; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities.  The Company obtains this information during due diligence and through other sources.  In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price.  Examples of factors and information that are used to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities.  The only items considered for subsequent adjustment are items identified as of the acquisition date which require additional analysis and evaluation to finalize the purchase price allocation. While certain of the Company’s acquisitions in 2003 and 2004 have pre-acquisition contingencies such as outstanding litigation or claims and disputes (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) these contingencies are not expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.  The following briefly describes the Company’s acquisition activity for the six months ended July 2, 2004.  For a description of the Company’s acquisition and divestiture activity for the year-ended December 31, 2003, reference is made to Note 2 to the Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The Company has acquired 99.0% of the share capital of, and 99.4% of the voting rights in, Radiometer S/A for approximately $684 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, the Company assumed $66 million of debt in connection with the acquisition.  The Company has initiated the process to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law.  Total consideration for all such shares including transaction costs, will be approximately $687 million in cash (net of $77 million in acquired cash).  Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily in hospital applications.  The company also provides consumables and services for its instruments.  Radiometer is a worldwide leader in its served segments, and has total annual sales of approximately $300 million.

In May 2004, the Company acquired all of the outstanding stock of Kaltenbach & Voigt GmbH (“KaVo”) for approximately 350 million Euro (approximately $406 million) in cash, including transaction costs and net of $45 million in acquired cash.  KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment.  This acquisition, combined with Radiometer and a smaller dental equipment business acquired earlier in 2004, is being included in the Company’s Medical Technology platform.  Due to KaVo’s legacy reporting systems, the Company has elected to report KaVo’s results of operations on a one-month lag.  As a result, the Company’s results of operations do not reflect any sales or earnings for the period from the closing of the acquisition to July 2, 2004.

In addition, the Company acquired eight smaller companies and product lines during the first six months of 2004 for total consideration of approximately $254 million in cash, including transaction costs and net of cash acquired.  In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as medical technology, electronic test, motion, product ID, level/flow, and aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment or as additions to the newly formed Medical Technology Platform within the Process/Environmental Controls segment.  The aggregate annual sales of these acquired businesses is approximately $230 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended July 2, 2004 ($ in 000’s):

	Radiometer	KaVo	All Other	Total

Accounts receivable	$66,171	$98,471	$26,454	$191,096
Inventory	41,543	131,211	31,886	204,640
Property, plant and equipment	88,884	80,876	24,192	193,952
Other intangible assets, primarily trade names customer relationships and patents	200,418	31,891	58,721	291,030
Goodwill	457,724	175,948	154,055	787,727
Accounts payable	(21,121)	(11,909)	(15,484)	(48,514)
Other assets and liabilities, net	(83,874)	(100,647)	(25,566)	(210,087)
Assumed debt	(65,923)	—	—	(65,923)

Net cash consideration	$683,822	$405,841	$254,258	$1,343,921

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the six months ended July 2, 2004 and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses become known.  The company is pursuing appraisals of all significant tangible and intangible assets acquired with these acquisitions and is also reviewing the fair value of liabilities assumed in these acquisitions.  The Company may also adjust purchase price allocations for changes in the estimated cost of integration activities that occur for up to one year from the acquisition date (see below).

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

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net sales	$1,686,907	$1,556,610	$3,389,371	$3,013,410
Net earnings	$177,323	$128,094	$324,421	$241,606
Diluted earnings per share	$.55	$.40	$1.01	$.76

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

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Videojet	Viridor	Gilbarco	Thomson	Radio- meter	KaVo	All Others	Total

Planned Headcount Reduction:
Balance December 31, 2003	—	—	56	209	—	—	126	391
Headcount related to 2004 acquisitions	—	—	—	—	100	325	145	570
Headcount reductions in 2004	—	—	(34)	(56)	(65)	—	(195)	(350)
Adjustments to previously provided Headcount estimates	—	—	—	—	—	—	202	202
Balance July 2, 2004	—	—	22	153	35	325	278	813

Involuntary Employee Termination Benefits:
Balance December 31, 2003	$—	$74	$6,753	$3,647	$—	$—	$6,322	$16,796
Accrual related to 2004 acquisitions	—	—	—	—	4,321	22,000	4,192	30,513
Costs incurred in 2004	—	(4)	(1,183)	(1,336)	(1,839)	—	(3,927)	(8,289)
Adjustments to previously provided reserves	—	—	—	—	—	—	2,413	2,413
Balance July 2, 2004	$—	$70	$5,570	$2,311	$2,482	$22,000	$9,000	$41,433

Facility Closure and Restructuring Costs:
Balance December 31, 2003	$126	$1,447	$1,542	$4,906	$—	$—	$11,856	$19,877
Accrual related to 2004 acquisitions	—	—	—	—	4,756	16,000	2,661	23,417
Costs incurred in 2004	(18)	(578)	(58)	(915)	—	—	(2,517)	(4,086)
Adjustments to previously provided reserves	—	—	—	—	—	—	2,273	2,273
Balance July 2, 2004	$108	$869	$1,484	$3,991	$4,756	$16,000	$14,273	$41,481

NOTE 5.                                                 GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended July 2, 2004 ($ in millions).

Balance December 31, 2003	$3,064
Attributable to 2004 acquisitions	788
Adjustments to purchase price allocations	11
Effect of foreign currency translations	(6)
Balance July 2, 2004	$3,857

There were no dispositions of businesses with related goodwill during the three months ended July 2, 2004.  The carrying value of goodwill, at July 2, 2004, for the Tools and Components segments and Process/Environmental Controls segment is approximately $212 million and $3,645 million, respectively.  Danaher has ten reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses.  They are as follows:  Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, Product Identification, and Medical Technology.

NOTE 6.                                                 CONTINGENCIES

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

The following is a roll forward of the Company’s warranty accrual for the six months ended July 2, 2004 ($ in 000’s):

Balance December 31, 2003	$70,465
Accruals for warranties issued during the period	25,507
Changes in estimates related to pre-existing warranties	1,989
Settlements made	(25,001)
Additions due to acquisitions	8,348

Balance July 2, 2004	$81,308

In June 2004 a federal jury returned a liability finding against a subsidiary of the Company in a patent infringement action relating to sighting technology for infrared thermometers, finding that the subsidiary willfully infringed two patents and awarding the plaintiff approximately $8 million in damages.  The trial court may, in its discretion, treble the awarded damages and require the subsidiary to pay plaintiff’s legal fees.  The Company believes it has meritorious grounds to reverse the jury’s finding and intends to vigorously pursue all available means to achieve reversal.  A suit filed by the same plaintiff against the subsidiary in Germany for infringement of related patents has been completed, and a ruling on the damages amount in that matter is expected in 2005.  The purchase agreement pursuant to which the Company acquired the subsidiary in 2002 provides indemnification for the Company with respect to these matters and management does not expect these matters to have a material adverse effect on the Company’s consolidated results of operations or financial condition.

NOTE 7.                                                 ACCOUNTING FOR STOCK OPTIONS

The Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Nonqualified options have been issued at grant prices equal to the fair market value of the underlying security as of the date of grant during all the periods presented.  Under APB No. 25, the Company’s policy does not recognize compensation costs for options of this type. The proforma costs of these options granted in the first six months of 2004 have been calculated using the Black-Scholes option pricing model and assuming a 3.8% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $16 and $14 per share in the first six months of 2004 and 2003, respectively.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in 000s, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net earnings	$182,233	$125,144	$327,477	$228,270

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,258)	(4,815)	(14,244)	(9,515)
Pro forma net earnings	$174,975	$120,329	$313,233	$218,755

Earnings per share:
Basic – as reported	$.59	$.41	$1.06	$.75
Basic – pro forma	$.57	$.39	$1.01	$.71

Diluted – as reported	$.56	$.39	$1.01	$.72
Diluted – pro forma	$.54	$.38	$.97	$.69

NOTE 8.                                                 NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three and six months ended July 2, 2004 and June 27, 2003 respectively ($ in millions).

	Three Months				Six Months
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$0.6	$4.2	$0.6	$0.5	$1.2	$8.4	$1.2	$1.0
Interest cost	8.0	8.5	2.3	2.6	16.0	17.0	4.6	5.2
Expected return on plan assets	(10.1)	(10.5)	—	—	(20.2)	(21.0)	—	—
Amortization of transition obligation	(0.1)	(0.1)	—	—	(0.2)	(0.2)	—	—
Amortization of prior service cost	—	(0.8)	(0.4)	(0.1)	—	(1.6)	(0.8)	(0.2)
Amortization of (gain) loss	2.7	0.9	0.8	0.7	5.4	1.8	1.6	1.4
Net periodic cost	$1.1	$2.2	$3.3	$3.7	$2.2	$4.4	$6.6	$7.4

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the defined benefit plan in 2004.  As of July 2, 2004, no contributions have been made and there are no anticipated statutory funding requirements for the remainder of 2004.

NOTE 9.                NEW ACCOUNTING STANDARDS

In January 2004 the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1).  FSP 106-1 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to account for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the third quarter of 2004.  The amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act.  The effect of the Act is expected to reduce the Company’s ultimate obligation for post-retirement benefit obligations.  However, the effect is not expected to be material to the Company’s results of operations, cash flows or financial position.

In March 2004, the FASB issued an Exposure Draft titled “Share-Based Payment an amendment of FASB Statements No. 123 and 95”. The Exposure Draft would require the recognition of the fair value of all share-based payments as compensation expense over the applicable vesting periods. The Exposure Draft is not final and is subject to a comment period that ended June 30,

2004. Although the Exposure Draft and its eventual effective date are still subject to revision, the proposed effective date of the Exposure Draft is for fiscal years beginning after December 15, 2004. We are currently assessing the potential impact the Exposure Draft would have on our financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward looking statements, includingprojections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to:

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

•                  claims of intellectual property infringement by others and the ability to protect the Company’s own intellectual property;

•                  regulatory actions, including the effect of income tax examinations;

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

•                  changes in the environment for making acquisitions and divestitures, including changes in accounting or regulatory requirements, such as the purchase accounting rules, or in the market value of acquisition candidates;

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

OVERVIEW

Danaher Corporation derives its sales from the design, manufacture and marketing of industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions, in two business segments: Process/Environmental Controls and Tools and Components.  In the first quarter of 2004, the Company acquired Radiometer A/S and substantially all of the assets and certain liabilities of the Gendex business of Dentsply International, Inc., adding medical technology products to the Process/Environmental Controls segment.  In May 2004, the Company acquired Kaltenbach & Voigt Gmbh (KaVo), a manufacturer of dental equipment.  These businesses, the core of a new Medical Technology platform, are expected to provide additional sales and earnings growth opportunities for the Company both through growth of the existing businesses and through the potential acquisition of complementary businesses.

The Company strives to create shareholder value through delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services; upper quartile financial performance when compared against peer companies; and upper quartile cash flow generation from operations when compared against peer companies.  To accomplish these goals, the Company uses a set of tools and processes, known as the Danaher Business System (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation.  The Company also acquires businesses that it believes can help it achieve the objectives described above.  The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic platform.  The extent to which appropriate acquisitions are made and integrated can affect the Company’s overall growth and operating results.

As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors.  However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results.  Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company.  The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

Consolidated sales for the three months ended July 2, 2004 increased approximately 25% over the comparable period of 2003.  Sales from existing businesses for the quarter (defined as businesses that have been part of the Company for each comparable period reported excluding currency effect) contributed 10% growth.  Acquisitions accounted for approximately 13% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2003, contributed approximately 2% growth.

For the six months ended July 2, 2004, consolidated sales increased approximately 27% over the comparable period in 2003.  Sales from existing businesses for the period contributed 11% growth, including the effect of additional days during the first quarter.  As a result of the Company’s use of a fiscal calendar for interim reporting purposes, the first quarter of 2004 had three additional business days when compared with the comparable 2003 period which accounted for an estimated 2% sales growth during the six months ended July 2, 2004.  The impact of these extra days will reverse in the fourth quarter of 2004 which will be shorter than the comparable 2003 quarter.  Acquisitions accounted for approximately 13% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2003, contributed approximately 3% growth.

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

Although the Company has a U.S. dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries.  Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management.  As noted above the Company benefited from the impact of favorable currency trends in its international businesses in the first six months of 2004 when compared to the 2003 periods. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and profit in the consolidated financial statements.  While currency rates continued to produce positive comparisons on a year over year basis, stabilization of the U.S. dollar against other major currencies would tend to reduce this impact over the balance of the year as the rates in effect in the comparable prior year periods would begin to approximate current rates.

The Company continues to experience strength across most of its businesses, primarily driven by economic strength in many of the end markets and geographies served.  Given the broad based nature of the strength in markets served by the Company’s businesses, the outlook for the second half of 2004 is somewhat more positive than in prior quarters, however growth rates are expected to moderate from the levels achieved in the first half of 2004, particularly when compared against stronger comparable periods of the prior year.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated:

	Three months ended		Six months ended
(in 000’s)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Process/Environmental Controls	$1,303,989	$1,014,523	$2,530,391	$1,942,550
Tools and Components	317,256	284,909	634,045	553,097
Total	$1,621,245	$1,299,432	$3,164,436	$2,495,647

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

Process/Environmental Controls Selected Financial Data ($ in 000’s):

	Three months ended		Six months ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales	$1,303,989	$1,014,523	$2,530,391	$1,942,550
Operating profit	$228,706	$164,281	$415,918	$302,340
Operating profit as a % of sales	17.5%	16.2%	16.4%	15.6%

Segment Overview

Sales of the Process/Environmental Controls segment increased 28.5% in the second quarter of 2004 compared to the comparable period in 2003.  Sales from existing businesses for this segment accounted for approximately 9.5% growth due primarily to sales increases in the motion, electronic test, environmental and product identification businesses.  Acquisitions accounted for 16.5% increase in segment sales.  Favorable currency translation impact accounted for approximately 2.5% growth. Prices were essentially flat compared to 2003.

Segment sales increased 30% for the first six months of 2004 compared to the comparable period in 2003.  Sales from existing businesses for this segment accounted for approximately 10% growth, of which an estimated 2% results from the additional days in the first quarter of 2004 compared with the first quarter of 2003, primarily as a result of the same factors noted above for the quarter.  Acquisitions accounted for a 16% increase in segment sales.  Favorable currency translation impact accounted for approximately 4% growth.

Operating profit margins for the segment were 17.5 % and 16.4% in the second quarter and six months ended July 2, 2004, respectively, compared to 16.2% and 15.6% in the respective comparable period of 2003.  The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with our DBS initiatives completed during 2004 and 2003, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations.  Lower operating profit margins from businesses acquired since the first quarter of 2003 partially offset these improvements.

Business Overview

Environmental.  Sales from the Company’s environmental businesses, representing approximately 26% of segment sales in the quarter, increased approximately 11.5% for the three months ended July 2, 2004 compared to the comparable period of 2003.  Sales from existing businesses provided 9% growth and favorable currency translation provided 2.5% growth.  Acquisition impact for the quarter was negligible.

For the six months ended July 2, 2004, sales from the Company’s environmental businesses increased approximately 17.5% compared to the same period of 2003.  Sales from existing businesses provided 11.5% growth, of which an estimated 2% results from the additional days in the 2004 period compared with 2003, and favorable currency translation provided 4.5% growth.  Acquisitions accounted for approximately 1.5% growth.

Sales were positively impacted by continued strength in the Gilbarco Veeder-Root retail petroleum equipment business.  While year-over-year growth rates tempered from the first quarter, which benefited from the comparison to the softness experienced in the first quarter of 2003 prior to the Iraq war, Gilbarco Veeder-Root maintained low double-digit growth rates throughout the second quarter.  Strength in sales of dispensing and point of sale equipment in the U.S., Europe and China were the primary drivers of the core growth.  In addition, Gilbarco Veeder-Root gained market-share in the U.S. due to the addition of a number of distributors as a result of financial difficulties of a competitor and as a result of success in key sales programs.  Sales from existing businesses in the Company’s Hach/Lange businesses also contributed to the increase as the business experienced strength in China, in laboratory markets primarily in Europe and in process instrumentation markets in both the U.S. and Europe.  The Company’s Hach Ultra Analytics business reported increased growth from that experienced in the first quarter driven by strong U.S. and Asian sales.  The business continues to benefit from strength in the electronics and food and beverage end markets.

Motion.  Sales in the Company’s motion businesses, representing approximately 19% of segment sales for the quarter, grew 19.5% for the three months ended July 2, 2004 compared to the same period of 2003. Sales from existing businesses accounted for 13% growth.  Favorable currency translation effects accounted for 2.5% growth.  Acquisitions accounted for approximately 4% growth.

For the six months ended July 2, 2004, sales from the Company’s motion businesses increased approximately 17.5% compared to the same period of 2003.  Sales from existing businesses provided 11.5% growth, of which an estimated 2% results from the additional days in the 2004 period compared with 2003, and favorable currency translation provided 4% growth.  Acquisitions accounted for approximately 2% growth.

The growth in sales from existing businesses was broad based, both geographically and from an industry perspective, but with the North American market for direct drive products, and the semi-conductor and flat-panel display markets showing particular strength during both the quarter and six month periods. The Company also believes it is capturing market share as many motion control applications shift to the use of AC motor technology solutions.  The Company’s linear actuator product businesses continued to grow during the second quarter, reflecting stronger end-markets as well as the integration of the sales channels associated with the Thomson acquisition and increased programs to strengthen the distribution network.

Electronic Test.  Electronic test sales, representing approximately 15% of segment sales for the quarter, grew 17% for the three months ended July 2, 2004 compared to the comparable period in 2003.  Sales from existing businesses accounted for 7.5% growth.  Acquisitions accounted for 6.5% growth.  Favorable currency translation accounted for 3% growth.

Electronic test sales for the six months ended July 2, 2004 grew 20% compared to the same period in 2003.  Sales from existing businesses accounted for 10% growth, of which an estimated 2% results from the additional days in 2004 compared with 2003.  Acquisitions accounted for 5.5% growth and favorable currency translation accounted for 4.5% growth.

The consistent sales growth rates (on a days adjusted basis) between quarters reflects a continuation of the momentum generated in the second half of 2003, resulting from strength in the U.S. industrial channel, the European electrical channel and overall strong growth in China. The Company’s temperature measurement instruments and other new product offerings have contributed to this growth. The Company’s network-test business achieved high-single digit growth during the quarter and mid-double digit growth for the six months, reflecting continued strength in network analysis, copper and fiber equipment sales and strong enterprise market share gains.

Product Identification.  The product identification business accounted for approximately 12% of segment sales for the quarter.  For the three months ended July 2, 2004, product identification sales grew 36% compared to the same period of 2003.  Sales from existing businesses provided 6% growth.  Acquisitions accounted for 27% growth, and favorable currency impacts accounted for approximately 3% growth.

For the six months ended July 2, 2004, product identification sales increased 48% compared to 2003.  Existing businesses provided 9.5% growth, of which an estimated 2% results from the additional days in the first quarter of 2004 compared with 2003.  Acquisitions accounted for 33.5% growth, and favorable currency impacts accounted for approximately 5% growth.

Growth in sales from existing businesses was driven by strong equipment sales, primarily continuous ink-jet printer sales in Europe, Asia and Latin America, but increasingly in the laser, thermal transfer overprint and binary array product offerings.  Lower year-over-year growth rates for the second quarter of 2004 compared to the first quarter reflect the normalization of revenues associated with the Willett acquisition which were slow in the first quarter of 2003 as this business transitioned into our existing operations.

Medical Technology.  The medical technology business accounted for approximately 8% of segment sales for the quarter.  As noted above, the Company established its medical technology business with the acquisitions of Radiometer, Gendex and Kavo.  Due to KaVo’s legacy reporting systems, the Company has elected to report the results for KaVo on a one month lag.  As a result, the above results do not contain any sales or operating profits for KaVo, the impact of which is not material.  Sales recorded in the quarter and first six months of 2004 related to Radiometer and Gendex are in line with projections made by management prior to the acquisitions.

Focused Niche Businesses.  The segment’s niche businesses in the aggregate showed 19%  sales growth in the second quarter of 2004, primarily from high-single digit growth from existing businesses, largely attributable to the Company’s industrial sensors and controls business, and the impact of acquisitions in the Company’s aerospace and defense businesses.  For the six month period ended July 2, 2004 sales of these businesses grew 18% compared to the comparable period in 2003 for the same reasons noted for the quarter.

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

Tools and Components Selected Financial Data ($ in 000’s):

	Three months ended		Six months ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales	$317,256	$284,909	$634,045	$553,097
Operating profit	$50,387	$43,663	94,943	78,302
Operating profit as a % sales	15.9%	15.3%	15.0%	14.2%

Sales in the Tools and Components segment grew 11% for the quarter and 14.5% for the six months ended July 2, 2004 compared to the same 2003 periods.  For the six months, sales growth includes the impact of the additional days in the first quarter which provided an estimated 2% growth.  The entire sales increase represents growth in sales volume from existing businesses, as there were no acquisitions in this segment during either 2003 or the first six months of 2004 and price and currency impacts on sales were negligible.

Hand Tool sales, representing approximately two-thirds of segment sales for the quarter, grew approximately 9.5% for the second quarter of 2004, which moderated somewhat from days adjusted growth rates in the first quarter.  The sales growth was driven primarily by sales growth in the group’s retail and industrial markets.  Sell-through in June at the group’s major retail customer trailed shipments which may moderate growth for the balance of 2004. The Company’s Matco unit showed high-single digit growth for the second quarter compared to high-teen growth rates for the first quarter of 2004.  The segment’s niche businesses also experienced mid-teens growth for both the quarter and six months ended July 2, 2004, as all businesses continued to experience increased demand from prior year levels, particularly in the engine retarder, wheel service equipment and chuck businesses.

Operating profit margins for the segment were 15.9% and 15.0% in the quarter and six months ended July 2, 2004, respectively, compared to 15.3% and 14.2% in the comparable periods of 2003.  This improvement was driven by leverage on increased sales volume and the impact of cost reduction programs implemented in 2003 offset partially by increases in price and surcharges related to steel purchases.

GROSS PROFIT

	Three months ended		Six months ended
($ in 000’s)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales	$1,621,245	$1,299,432	$3,164,436	$2,495,647
Cost of sales	935,536	774,546	1,847,466	1,503,362
Gross profit	$685,709	524,886	$1,316,970	992,285
Gross profit margin	42.3%	40.4%	41.6%	39.8%

This increase in gross profit margin for the three and six month periods ended July 2, 2004 compared to the comparable period of 2003 results from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, generally higher gross profit margins in businesses acquired (principally Radiometer), and cost reductions in recently acquired business units.  Increases in cost and surcharges related to steel purchases partially offset these improvements.

Gross profit margins are expected to continue improving in 2004, reflecting continuing impact of the factors noted above and in particular, due to the addition of the businesses in our Medical Technology platform, which historically have had significantly higher gross margins than many of our existing businesses.  These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or by any significant slowdown in the economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended		Six months ended
($ in 000’s)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales	$1,621,245	$1,299,432	$3,164,436	$2,495,647
Selling, general and administrative expenses	$414,827	$323,675	$821,808	624,856

SG&A as a % of sales	25.6%	24.9%	26.0%	25.0%

In the second quarter of 2004, selling, general and administrative expenses were 25.6% of sales, an increase of 70 basis points from second quarter 2003 levels.  For the six months ended July 2, 2004, selling, general and administrative expenses were 26% of sales, an increase of 100 basis points from the 2003 level of 25%.  This increase is due primarily to additional spending to fund growth opportunities and cost reduction opportunities throughout the Company, the impact of newly acquired businesses (principally Radiometer) and their higher relative operating expense structures, and the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.  Interest expense of $ 12.7 million in the three months ended July 2, 2004 was approximately $ 2.5 million lower than the corresponding 2003 period.  The decrease in interest expense is due primarily to the cessation of amortization of deferred financing costs related to the Company’s LYONS debt.  Interest expense for the six months ended July 2, 2004 was lower than the applicable prior year period by approximately $ 2.3 million also driven primarily by the cessation of amortization of deferred financing costs related to the company’s LYONs debt as this amount is fully amortized.  The Company had slightly higher overall debt levels in the 2004 period compared with 2003 resulting from debt obligations assumed in connection with the Radiometer acquisition as well as short term borrowings to fund the acquisition of KaVo.  These obligations and borrowings were repaid prior to July 2, 2004.

Interest income of $ 0.8 million and $ 2.2 million was recognized for the second quarter of 2004 and 2003, respectively, and interest income of $2.3 million and $4.5 million was recognized in the first six months of 2004 and 2003, respectively.  Average invested cash balances decreased over the first half of 2004 compared with the levels of 2003 due to employing these cash balances to complete several acquisitions.

INCOME TAXES

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.  The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual items or items that are reported net of their related tax effects.  The tax effect of significant unusual items is reflected in the period in which they occur.  The Company’s effective tax rate differed from the United States federal statutory rate of 35% in the period primarily as a result of lower effective tax rates on earnings from operations outside of the United States for which no United States income taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

The 2004 effective tax rate of 30.7% is 2.8% lower than the corresponding 2003 period effective rate, mainly due to the effect of a higher proportion of non-U.S. earnings in the first six months of 2004 compared to the comparable period of 2003 as well as the impact of changes made to the Company’s international tax structure.  The Company is currently accruing taxes at a 30% effective rate but expects its effective tax rate for the remainder of 2004 to further decline as the KaVo acquisition increases the Company’s proportion of non-US earnings, and as the impact of several organizational realignments related to the integration of KaVo and the ongoing integration of Radiometer are completed.

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

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at July 2, 2004, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $16 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges.  These instruments qualify as “effective” or “perfect” hedges.

The Company has a number of manufacturing sites throughout the world and sells its products in more than 30 countries.  As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against thecurrencies of countries in which it manufactures and sells products and services.  In particular, the Company has more sales in European currencies than it has expenses in those currencies.  Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.  The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($in 000’s) Six months ended
	July 2, 2004	June 27, 2003

Total operating cash flows	$498,745	$449,248

Purchases of property, plant & equipment	(43,160)	(37,621)
Cash paid for acquisitions	(1,343,921)	(123,217)
Other sources	11,249	18,454

Net cash used in investing activities	(1,375,832)	(142,384)

Proceeds from the issuance of common stock	23,226	14,552
Repayments of borrowings, net	(60,563)	(73,230)
Payment of dividends	(8,469)	(7,646)

Net cash used in financing activities	(45,806)	(66,324)

•      Operating cash flow, a key source of the Company’s liquidity, was $498.7 million for the first six months of 2004, an increase of $49.5 million, or approximately 11.0% as compared to the comparable period of 2003.  The increase in operating cash flow was driven primarily by earnings growth as well as continued improvements in the Company’s working capital management, primarily increases in vendor payables.

•      As of July 2, 2004, the Company held approximately $303.3 million of cash and equivalents.

•      Acquisitions constituted the most significant use of cash in all periods presented.  The Company acquired ten businesses and product lines during the first six months of 2004 for total consideration including transaction costs of approximately $1,343.9 million in cash (net of cash acquired).

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.  Operating cash flow, a key source of the Company’s liquidity, was $498.7 million for the first six months of 2004, an increase of $49.5 million, or approximately 11.0% as compared to the comparable period of 2003.  The increase in operating cash flow was driven primarily by earnings growth.  In addition, continued attention to working capital, particularly accounts payable management, throughout the organization partially offset the natural increase in accounts receivable and inventory needed to support the increasing sales levels experienced in the first half of 2004.

Investing Activities

Net cash used in investing activities was $1,375.8 million in the first six months of 2004 compared to approximately $142.4 million of net cash used in the comparable period of 2003.  Gross capital spending of $43.2 million for the first six months of 2004 increased $5.5 million from the first six months of 2003, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives.  Capital expenditures are made primarily for the purposes of increasing capacity, replacement of equipment and improving information technology systems.  In 2004, the Company expects capital spending of approximately $100 to $125 million, though actual expenditures will ultimately depend on business conditions.  Disposals of fixed assets yielded approximately $11.2 million of cash proceeds for the first six months of 2004, primarily due to the sale of five facilities and other real property.  Disposals of fixed assets yielded $6.8 million of cash proceeds for the comparable period of 2003. Net pre-tax gains of $2.0 million and $0.8 million were recorded in the first six months of 2004 and 2003, respectively, on these sales and are separately stated in the accompanying consolidated statements of earnings.

In addition, as discussed below, the Company completed ten business acquisitions during the first six months of 2004.  All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.  For a discussion of other factors resulting in the recognition of goodwill, see Note 4 to the Company’s Consolidated Financial Statements.

The Company has acquired 99.0% of the share capital of, and 99.4% of the voting rights in, Radiometer S/A for approximately $684 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, the Company assumed $66 million of debt in connection with the acquisition.  The Company has initiated the process to effect a compulsory redemption of the remaining outstanding shares as permitted under Danish law.  Total consideration for all such shares, including transaction costs, will be approximately $687 million in cash (net of $77 million in acquired cash). Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily in hospital applications.  The company also provides consumables and services for its instruments.  Radiometer is a worldwide leader in its served segments, and has total annual sales of approximately $300 million.

In May 2004, the Company acquired all of the outstanding stock of KaVo for approximately 350 million Euro (approximately $406 million) in cash, including transaction costs and net of $45 million in acquired cash.  KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment.  This acquisition, combined with Radiometer and a smaller dental equipment business acquired earlier in 2004, is included in the Company’s Medical Technology platform.  Due to KaVo’s legacy reporting systems, the Company has elected to report KaVo’s results of operations on a one-month lag.  As a result, the Company’s results of operations do not reflect any sales or earnings for the period from the closing of the acquisition to July 2, 2004.

In addition, the Company acquired eight smaller companies and product lines during the first six months of 2004 for total consideration of approximately $254 million in cash, including transaction costs and net of cash acquired.  In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as dental, level/flow, electronic test, motion controls, product ID, and aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment or as additions to the newly formed Medical Technology Platform within the Process/Environmental Controls segment.  The aggregate annual sales of these acquired businesses is approximately $230 million.

Financing Activities and Indebtedness

Financing activities used cash of $ 45.8 million during the first six months of 2004 compared to $66.3 million used during the comparable period of 2003.  The primary reasons for the difference were less net debt repayments and higher proceeds from the exercise of employee stock options.

Total debt increased to $1,300.6 million at July 2, 2004, compared to $1,298.9 million at December 31, 2004.  This increase was due primarily to accretion of the LYONs notes (see below), net of a decrease in the carrying value of the Company’s Euro denominated debt as a result of changes in the U.S. dollar/Euro exchange rate.  The company borrowed and repaid approximately $130 million in short-term borrowings under an uncommitted financing arrangement to fund the acquisition of KaVo during the second quarter of 2004.

The Company’s debt financing as of July 2, 2004 was composed primarily of $560.2 million of zero coupon convertible notes due 2021 Liquid Yield Option Notes or LYONs (“LYONs”), $369.7 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above).  The Company’s LYONs obligations (described in further detail below) carry a yield to maturity of 2.375% (with contingent interest payable as described below).  Substantially all remaining borrowings have interest costs that float with referenced base rates.  The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes.  Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating.  The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively.  There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2003 or 2004.  The Company is also contemplating establishing a commercial paper program.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs.  The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt, and the balance was used for general corporate purposes, including acquisitions.  The LYONs carry a yield to maturity of 2.375%.  Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021.  The Company may redeem all or a portion of the LYONs for cash at any time.  Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.  The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON.  Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

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

The Company declared a regular quarterly dividend of $0.015 per share payable on July 30, 2004 to holders of record as of June 25, 2004.

Cash and Cash Requirements

As of July 2, 2004, the Company held approximately $303.3 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.  As of July 2, 2004, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels.  In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

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

Management believes there have been no significant changes during the quarter ended July 2, 2004 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING STANDARDS –

See Note 9 of Item 1 above.

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

PART II - OTHER INFORMATION

ITEM 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 22, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a stock dividend paid on May 20, 2004 to shareholders of record as of May 4, 2004. All share and per share amounts have been restated to give retroactive effect to the stock split.

ITEM 4.        Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 4, 2004.  At the annual meeting, the shareholders voted on the following proposals:

1.             To elect three directors of the Company to a term expiring in 2007.  Each nominee for director was elected by a vote of the shareholders as follows:

	Affirmative Votes	Votes Withheld
Steven M. Rales	137,963,829	4,440,907
John T. Schwieters	139,615,510	2,789,226
Alan G. Spoon	129,783,956	12,620,780

In addition, the terms of Messrs. H. Lawrence Culp, Jr., Mitchell P. Rales, A. Emmet Stephenson, Jr., Mortimer M. Caplin, Donald J. Ehrlich and Walter G. Lohr, Jr. as directors continued after the meeting.

2.             To ratify the selection of Ernst & Young LLP as the Company’s independent auditor for the year ending December 31, 2004.  The proposal was approved by a vote of shareholders as follows:

For	139,991,828
Against	1,702,416
Abstain	710,492
142,404,736

3.             To approve the Amended and Restated Danaher Corporation 1998 Stock Option Plan.  The proposal was approved by a vote of shareholders as follows:

For	111,745,463
Against	16,308,981
Abstain	960,394
Broker Non-Vote	13,389,898
142,404,736

4.             To act upon a shareholder proposal regarding Board of Director composition.

The proposal was rejected by a vote of shareholders as follows:

For	8,684,894
Against	112,348,906
Abstain	7,981,036
Broker Non-Vote	13,389,900
142,404,736

ITEM 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

10.1	Amended and Restated Danaher Corporation 1998 Stock Option Plan	Incorporated by reference from Annex B to Danaher Corporation’s 2004 Proxy Statement on Schedule 14A filed with the Commission on March 29, 2004

10.2	Form of Noncompetition Agreement for Executive Officers (including schedule of parties)*

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensatory plan, contract or arrangement.

(b)           Reports filed on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	July 21, 2004	By:	/s/ Patrick W. Allender
Patrick W. Allender
Executive Vice President - Chief Financial Officer and Secretary

Date:	July 21, 2004	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer