Form 10-Q
period 2004-10-01
DANAHER CORP /DE/
filed 2004-10-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended October 1, 2004

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

The number of shares of common stock outstanding at October 15, 2004 was 308,617,189.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	October 1, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS

Current Assets:
Cash and equivalents	$531,610	$1,230,156
Trade accounts receivable, net	1,110,281	868,097
Inventories:
Finished goods	331,764	191,494
Work in process	161,862	121,760
Raw material and supplies	293,098	222,973
Total inventories	786,724	536,227
Prepaid expenses and other current assets	260,798	307,671
Total current assets	2,689,413	2,942,151

Property, plant and equipment, net of accumulated depreciation of $1,008,000 and $940,000, respectively	715,302	573,365
Other assets	77,298	32,562

Goodwill	3,786,036	3,064,109
Other intangible assets, net	654,425	277,863

Total assets	$7,922,474	$6,890,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$389,752	$14,385
Trade accounts payable	578,613	472,994
Accrued expenses	1,110,093	892,624

Total current liabilities	2,078,458	1,380,003

Other liabilities	740,944	578,840
Long-term debt	918,390	1,284,498
Stockholders’ equity:
Common stock - $.01 par value	3,366	1,677
Additional paid-in capital	1,037,756	999,786
Accumulated other comprehensive loss	(91,466)	(74,607)
Retained earnings	3,235,026	2,719,853

Total stockholders’ equity	4,184,682	3,646,709
Total liabilities and stockholders’ equity	$7,922,474	$6,890,050

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Sept 26, 2003	Oct. 1, 2004	Sept 26, 2003

Sales	$1,745,285	$1,309,451	$4,909,721	$3,805,098
Operating costs and expenses:
Cost of sales	1,005,292	766,948	2,852,758	2,270,310
Selling, general and administrative expenses	452,126	326,831	1,273,934	951,687
Gain on sales of real estate	(4,054)	(93)	(6,100)	(868)

Total operating expenses	1,453,364	1,093,686	4,120,592	3,221,129

Operating profit	291,921	215,765	789,129	583,969

Interest expense	(13,619)	(14,520)	(40,785)	(44,003)
Interest income	2,530	2,605	4,857	7,148

Earnings before income taxes	280,832	203,850	753,201	547,114
Income taxes	(80,039)	(65,232)	(224,931)	(180,226)

Net earnings	$200,793	$138,618	$528,270	$366,888

Basic earnings per share	$0.65	$0.45	$1.71	$1.20

Diluted earnings per share	$0.62	$0.44	$1.63	$1.16

Average common stock and common equivalent shares outstanding

Basic	309,126	307,076	308,787	306,400
Diluted	327,967	323,542	327,241	322,426

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compreh ensive Loss	Compre- hensive Income

Balance, December 31, 2003	167,694	$1,677	$999,786	$2,719,853	$(74,607)

Net earnings for the period	—	—	—	528,270	—	$528,270
Dividends declared	—	—	—	(13,097)	—	—
Common stock issued for options exercised and restricted stock grants	670	7	39,652	—	—	—

Stock Dividend	168,213	1,682	(1,682)	—	—	—
Change from translation of foreign financial statements	—	—	—	—	(16,859)	(16,859)

Balance, October 1, 2004	336,577	$3,366	$1,037,756	$3,235,026	$(91,466)	$511,411

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003
Cash flows from operating activities:
Net earnings from operations	$528,270	$366,888

Noncash items, depreciation and amortization	117,238	102,281
Change in trade accounts receivable, net	(49,765)	(23,008)
Change in inventories	(44,280)	(15,017)
Change in accounts payable	57,932	48,952
Change in prepaid expenses and other current assets	97,907	46,201
Change in accrued expenses and other liabilities	61,794	93,062
Total operating cash flows	769,096	619,359

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(70,118)	(54,060)
Proceeds from disposals of property, plant and equipment	20,061	9,927
Cash paid for acquisitions	(1,373,247)	(186,317)
Proceeds from divestitures	—	11,648

Net cash used in investing activities	(1,423,304)	(218,802)

Cash flows from financing activities:
Proceeds from issuance of common stock	33,938	27,754
Payment of dividends	(13,097)	(11,484)
Proceeds from debt borrowings	130,000	5,262
Debt repayments	(192,661)	(147,513)
Net cash used in financing activities	(41,820)	(125,981)

Effect of exchange rate changes on cash and Equivalents	(2,518)	19,688
Net change in cash and equivalents	(698,546)	294,264

Beginning balance of cash and equivalents	1,230,156	810,463

Ending balance of cash and equivalents	$531,610	$1,104,727

Supplemental disclosures:
Cash interest payments	$37,047	$36,972
Cash income tax payments	$74,361	$86,476

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

In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at October 1, 2004 and December 31, 2003, its results of operations for the three months and nine months ended October 1, 2004, and September 26, 2003, and its cash flows for the nine months ended October 1, 2004 and September 26, 2003.

Total comprehensive income was as follows:

	Oct. 1, 2004	Sept. 26, 2003
	($ in millions)

Three months ended	$192.9	$142.2

Nine months end	$511.4	$389.6

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

NOTE 2.                                                 SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2003 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2004 acquisitions (See Note 4). Segment results for the 2004 and 2003 periods are shown below:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Sales:
Process/Environmental Controls	$1,418,577	$1,004,179	$3,948,968	$2,946,729
Tool and Components	326,708	305,272	960,753	858,369
	$1,745,285	$1,309,451	$4,909,721	$3,805,098

Operating Profit:
Process/Environmental Controls	$244,496	$172,617	$660,414	$474,957
Tool and Components	54,332	48,502	149,275	126,803
Other	(6,907)	(5,354)	(20,560)	(17,791)
	$291,921	$215,765	$789,129	$583,969

NOTE 3.                                                 COMMON STOCK AND EARNINGS PER SHARE

On April 22, 2004, the Company’s Board of Directors declared a two-for-one split of its common stock.  The split was affected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004.  All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of this split.

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

	Net Earnings	Shares	Per Share Amount
	(Numerator)	(Denominator)
For the Three Months Ended October 1, 2004:

Basic EPS	$200,793	309,126	$0.65
Adjustment for interest on convertible debentures	2,156	—
Incremental shares from assumed exercise of dilutive options	—	6,803
Incremental shares from assumed conversion of the convertible debentures	—	12,038
Diluted EPS	$202,949	327,967	$0.62

For the Three Months Ended September 26, 2003:

Basic EPS	$138,618	307,076	$0.45
Adjustment for interest on convertible debentures	2,109	—
Incremental shares from assumed exercise of dilutive options	—	4,404
Incremental shares from assumed conversion of the convertible debentures	—	12,062
Diluted EPS	$140,727	323,542	$0.44

	Net Earnings	Shares	Per Share Amount
	(Numerator)	(Denominator)
For the Nine Months Ended October 1, 2004:

Basic EPS	$528,270	308,787	$1.71
Adjustment for interest on convertible debentures	6,430	—
Incremental shares from assumed exercise of dilutive options	—	6,416
Incremental shares from assumed conversion of the convertible debentures	—	12,038
Diluted EPS	$534,700	327,241	$1.63

For the Nine Months Ended September 26, 2003:

Basic EPS	$366,888	306,400	$1.20
Adjustment for interest on convertible debentures	6,290	—
Incremental shares from assumed exercise of dilutive options	—	3,964
Incremental shares from assumed conversion of the convertible debentures	—	12,062
Diluted EPS	$373,178	322,426	$1.16

NOTE 4.                                                 ACQUISITIONS AND DIVESTITURES

The Company completed eleven business acquisitions during the nine months ended October 1, 2004.  In addition, the Company acquired twelve businesses during the year ended December 31, 2003.  These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic platform for growth for the Company.  All of the acquisitions during this time period have been additions to the Company’s Process/Environmental Controls segment, have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these companies reflect a number of factors including the future earnings and cash flow potential of these companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the company; and because of the complementary strategic fit and resulting synergies these targets bring to existing operations.

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

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.  The following briefly describes the Company’s acquisition activity for the nine months ended October 1, 2004.  For a description of the Company’s acquisition and divestiture activity for the year-ended December 31, 2003, reference is made to Note 2 to the Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The Company in 2004 acquired all of the share capital in Radiometer S/A for approximately $684 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, the Company assumed $66 million of debt in connection with the acquisition.  Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily in hospital applications.  Radiometer also provides consumables and services for its instruments.  Radiometer is a worldwide leader in its served segments, and has total annual sales of approximately $300 million.

In May 2004, the Company acquired all of the outstanding stock of Kaltenbach & Voigt GmbH (“KaVo”) for approximately 350 million Euro (approximately $412 million) in cash, including transaction costs and net of $45 million in acquired cash.  KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment.  This acquisition, combined with Radiometer and a smaller dental equipment business acquired earlier in 2004, is being included in the Company’s Medical Technology platform.

In addition to Radiometer and KaVo, the Company acquired nine smaller companies and product lines during the first nine months of 2004 for total consideration of approximately $277 million in cash, including transaction costs and net of cash acquired.   In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as medical technology, electronic test, motion, environmental, product ID, level/flow, and aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment or as additions to the newly formed Medical Technology Platform within the Process/Environmental Controls segment.  The aggregate annual sales of these acquired businesses is approximately $230 million.

On October 1, 2004, a wholly-owned subsidiary of the Company made an offer to acquire all of the outstanding shares of a publicly-held Canadian company that operates in the water quality market.  The tender offer period has not expired and the transaction remains subject to regulatory approvals and other customary closing conditions.  If completed, under the terms of the offer the Company would be obligated to pay aggregate consideration of approximately $185 million in cash, including estimated transaction costs and net of cash estimated to be acquired.  The transaction is expected to close in the fourth quarter of 2004.  Separately, another wholly-owned subsidiary of the Company has announced its intention to make an offer to acquire all of the outstanding shares of a publicly-held United Kingdom company that operates in the product identification market.  The tender offer has not yet been made and the transaction remains subject to regulatory approvals and other customary closing conditions.  If completed, under the terms of the proposed offer the Company would be obligated to pay aggregate consideration of approximately $158 million in cash, including estimated transaction costs and net of cash estimated to be acquired.  These Canadian and UK companies combined generate aggregate annual revenues of approximately $200 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended October 1, 2004 ($ in 000’s):

	Radiometer	KaVo	All Other	Total

Accounts receivable	$66,171	$98,528	$31,070	$195,769
Inventory	41,543	131,995	34,927	208,465
Property, plant and equipment	88,884	84,351	24,149	197,384
Other intangible assets, primarily trade names customer relationships and patents	200,418	130,928	55,344	386,690
Goodwill	457,724	92,926	173,652	724,302
Accounts payable	(21,121)	(10,607)	(17,738)	(49,466)
Other assets and liabilities, net	(83,874)	(116,327)	(23,773)	(223,974)
Assumed debt	(65,923)	—	—	(65,923)
Net cash consideration	$683,822	$411,794	$277,631	$1,373,247

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the nine months ended October 1, 2004 and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses become known.   The Company is pursuing appraisals of all significant tangible and intangible assets acquired with these acquisitions and is also reviewing the fair value of liabilities assumed in these acquisitions.  The Company may also adjust purchase price allocations for changes in the estimated cost of integration activities that occur for up to one year from the acquisition date (see below).

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

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003

Net sales	$1,751,546	$1,577,004	$5,153,792	$4,605,943
Net earnings	$200,932	$148,728	$527,308	$393,295
Diluted earnings per share	$0.62	$0.47	$1.63	$1.24

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

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Videojet	Viridor	Gilbarco	Thomson	Radio- meter	KaVo	All Others	Total

Planned Headcount Reduction:
Balance December 31, 2003	—	—	56	209	—	—	126	391
Headcount related to 2004 acquisitions	—	—	—	—	100	325	148	573
Headcount reductions in 2004	—	—	(56)	(63)	(70)	—	(219)	(408)
Adjustments to previously provided headcount estimates	—	—	—	—	—	—	169	169
Balance October 1, 2004	—	—	—	146	30	325	224	725

Involuntary Employee Termination Benefits:
Balance December 31, 2003	$—	$74	$6,753	$3,647	$—	$—	$6,322	$16,796
Accrual related to 2004 acquisitions	—	—	—	—	4,622	22,000	4,192	30,814
Costs incurred in 2004	—	(4)	(1,413)	(1,828)	(2,609)	—	(5,785)	(11,639)
Adjustments to previously provided reserves	—	—	—	—	—	—	2,328	2,328
Balance October 1, 2004	$—	$70	$5,340	$1,819	$2,013	$22,000	$7,057	$38,299

Facility Closure and Restructuring Costs:
Balance December 31, 2003	$126	$1,447	$1,542	$4,906	$—	$—	$11,856	$19,877
Accrual related to 2004 acquisitions	—	—	—	—	4,756	16,000	2,873	23,629
Costs incurred in 2004	(126)	(679)	(150)	(1,193)	(134)	—	(5,971)	(8,253)
Adjustments to previously provided reserves	—	—	—	—	—	—	2,273	2,273
Balance October 1, 2004	$—	$768	$1,392	$3,713	$4,622	$16,000	$11,031	$37,526

NOTE 5.                                                 GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended October 1, 2004 ($ in millions).

Balance December 31, 2003	$3,064
Attributable to 2004 acquisitions	724
Adjustments to purchase price allocations	(2)
Effect of foreign currency translations	—
Balance October 1, 2004	$3,786

There were no dispositions of businesses with related goodwill during the three and nine month periods ended October 1, 2004.  The carrying value of goodwill at October 1, 2004 for the Tools and Components segments and Process/Environmental Controls segment is approximately $212 million and $3,574 million, respectively.  Danaher has ten reporting units closely aligned with the Company’s strategic platforms and specialty niche businesses.  They are as follows:  Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Industrial Controls, Level/Flow, Product Identification, and Medical Technology.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended October 1, 2004 ($ in 000’s):

Balance December 31, 2003	$70,465
Accruals for warranties issued during the period	45,458
Changes in estimates related to pre-existing warranties	3,979
Settlements made	(54,493)
Additions due to acquisitions	8,542

Balance October 1, 2004	$73,951

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

Nonqualified options have been issued at grant prices equal to the fair market value of the underlying security as of the date of grant during all the periods presented.  Under APB No. 25, the Company’s policy does not recognize compensation costs for options of this type. The proforma costs of these options granted in the first nine months of 2004 have been calculated using the Black-Scholes option pricing model and assuming a 3.8% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $17 and $12 per share in the first nine months of 2004 and 2003, respectively.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in 000s, except per share amounts):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Net earnings	$200,793	$138,618	$528,270	$366,888

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,078)	(6,569)	(21,322)	(16,084)
Pro forma net earnings	$193,715	$132,049	$506,948	$350,804

Earnings per share:
Basic – as reported	$.65	$.45	$1.71	$1.20
Basic – pro forma	$.63	$.43	$1.64	$1.14

Diluted – as reported	$.62	$.44	$1.63	$1.16
Diluted – pro forma	$.60	$.42	$1.57	$1.11

NOTE 8.                                                 NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three and nine months ended October 1, 2004 and September 26, 2003 respectively ($ in millions).

	Three Months				Nine Months
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$0.3	$4.2	$0.7	$0.5	$1.5	$12.6	$1.9	$1.5
Interest cost	8.0	8.5	2.4	2.6	24.0	25.5	7.0	7.8
Expected return on plan assets	(10.2)	(10.6)	0.0	0.0	(30.4)	(31.6)	0.0	0.0
Amortization of transition obligation	0.0	0.0	0.0	0.0	(0.2)	(0.2)	0.0	0.0
Amortization of prior service cost	0.0	(0.8)	(0.1)	0.0	0.0	(2.4)	(0.9)	(0.2)
Amortization of (gain) loss	2.7	0.8	0.8	0.7	8.1	2.6	2.4	2.1
Net periodic cost	$0.8	$2.1	$3.8	$3.8	$3.0	$6.5	$10.4	$11.2

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the defined benefit plan in 2004.  As of October 1, 2004, no contributions have been made and there are no anticipated statutory funding requirements for the remainder of 2004.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”).  The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued.  The Company elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the previous financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans.  FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D.  FSP 106-2 is effective for the Company’s third quarter of 2004.  Based on a preliminary analysis of the Act, the Company has formed a preliminary conclusion that our retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D.  The Company believes that the Act will reduce, based on an April 1, 2004 transition measurement date, our Accrued Post-retirement Benefit Obligation by approximately $12 million and reduce our annual Net Periodic Benefit Cost by approximately $1 million.  As a result, for the third quarter of 2004, the Act reduced the Company’s cumulative and current period Net Periodic Benefit cost by $0.4 million.  However, detailed final regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy.  Since final regulations have not been issued, the Company’s preliminary conclusion is subject to change.

NOTE 9.                                               NEW ACCOUNTING STANDARDS

On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 7).  The proposed statement would also require the tax benefit associated with these share based payments be classified as financing activities in the statement of cash flows rather than operating activities as currently permitted.  While the final statement is subject to change, it is currently anticipated it will become effective for periods beginning after June 15, 2005 which would be the Company’s third fiscal quarter in 2005.  The Company is in the process of evaluating this proposal.

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

•                  uncertainties surrounding the timing and successful completion of acquisitions and divestitures and the Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

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

Any such forward looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward looking statements.  These forward looking statements speak only as of the date of this Quarterly Report.  The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

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

As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors.  However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results.  Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company.  The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.  In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance.

Consolidated sales for the three months ended October 1, 2004 increased approximately 33% over the comparable period of 2003.  Sales from existing businesses for the quarter (defined as businesses that have been part of the Company for each comparable period reported excluding currency effect) contributed 9% growth.  Acquisitions accounted for approximately 22% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2003, contributed approximately 2% growth.

For the nine months ended October 1, 2004, consolidated sales increased approximately 29% over the comparable period in 2003.  Sales from existing businesses for the period contributed 10.5% growth, including the effect of additional days during the first quarter.  As a result of the Company’s use of a fiscal calendar for interim reporting purposes, the first quarter of 2004 had three additional business days when compared with the comparable 2003 period which accounted for an estimated 1.5% sales growth during the nine months ended October 1, 2004.  The impact of these extra days will reverse in the fourth quarter of 2004 which will be shorter than the comparable 2003 quarter.  Acquisitions accounted for approximately 15.5% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2003, contributed approximately 3% growth.

The Company continues to operate in a highly competitive business environment in most of the markets and geographies served.  The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors and the expansion of market opportunities in Asia.  The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.  With the formation of the Medical Technology platform noted above, the Company is devoting significant attention to the successful integration of these acquired businesses into the organization.  Management believes appropriate resources have been allocated to successfully integrate these businesses into the Company.

Although the Company has a U.S. dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries.  Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management.   As noted above the Company benefited from the impact of favorable currency trends in its international businesses in the first nine months of 2004 when compared to the 2003 periods. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk.  Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and profit in the consolidated financial statements.  While currency rates continued to produce positive comparisons on a year over year basis, stabilization of the U.S. dollar against other major currencies would tend to reduce this impact over the balance of the year as the rates in effect in the comparable prior year periods would begin to approximate current rates.

The Company continues to experience strength across most of its businesses, primarily driven by economic strength in many of the end markets and geographies served.  While this strength continues to be very broad based, we are sensitive to recent softness we have seen within the semiconductor market as well as with certain of our retail customers.  We expect the overall level of growth from existing businesses will temper somewhat as we begin to compare against stronger periods that began in the fourth quarter of 2003.  As a result, year-over-year existing business growth rates are expected to moderate from the levels achieved in the first three quarters of 2004.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated:

	Three months ended		Nine months ended
(in 000’s)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003

Process/Environmental Controls	$1,418,577	$1,004,179	$3,948,968	$2,946,729
Tools and Components	326,708	305,272	960,753	858,369
Total	$1,745,285	$1,309,451	$4,909,721	$3,805,098

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

Process/Environmental Controls Selected Financial Data ($ in 000’s):

	Three months ended		Nine months ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003

Sales	$1,418,577	$1,004,179	$3,948,968	$2,946,729
Operating profit	$244,496	$172,617	$660,414	$474,957
Operating profit as a % of sales	17.2%	17.2%	16.7%	16.1%

Segment Overview

Sales in the Process/Environmental Controls segment increased 41% in the third quarter of 2004 compared to the comparable period in 2003.  Sales from existing businesses for this segment accounted for approximately 10% growth led by sales increases in the motion and environmental businesses.  Net price increases were insignificant compared to 2003.  Acquisitions accounted for a 28% increase in segment sales.  Favorable currency translation impact accounted for approximately 3% growth.

Segment sales increased 34% for the first nine months of 2004 compared to the comparable period in 2003.  Sales from existing businesses for this segment accounted for approximately 10% growth (of which an estimated 1.5% results from the additional days in the first quarter of 2004 compared with the first quarter of 2003) primarily as a result of the same factors noted above for the quarter.  Acquisitions accounted for a 20% increase in segment sales.  Favorable currency translation impact accounted for approximately 4% growth.

Operating profit margins for the segment were 17.2% and 16.7% in the three and nine month periods ended October 1, 2004, respectively, compared to 17.2% and 16.1% in the respective comparable periods of 2003.  The overall improvement in operating profit margins for the nine-months ended October 1, 2004 was driven primarily by additional leverage from sales growth, on-going cost reductions associated with DBS initiatives implemented during 2004 and 2003, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations.  The third quarter operating margins also reflect the impact of lower operating profit margins from certain businesses acquired in 2004, principally KaVo, which partially offset the improvements noted above.

Business Overview

Environmental.  Sales from the Company’s environmental businesses, representing approximately 25% of segment sales in the quarter, increased approximately 13% for the three months ended October 1, 2004 compared to the comparable period of 2003.  Sales from existing businesses provided 9.5% growth and favorable currency translation provided 3.5% growth.  Acquisition impact for the quarter was negligible.

For the nine months ended October 1, 2004, sales from the Company’s environmental businesses increased approximately 16% compared to the same period of 2003.  Sales from existing businesses provided 10.5% growth, of which an estimated 1.5% results from the additional days in the 2004 period compared with 2003, and favorable currency translation provided 4.5% growth.  Acquisitions accounted for approximately 1% growth.

Sales were positively impacted by continued strength in the Gilbarco Veeder-Root retail petroleum equipment business.  Gilbarco Veeder-Root maintained low double-digit growth rates throughout the third quarter.  Year-over-year growth rates were consistent with the year-over-year growth rates experienced in the second quarter, but lower than the first quarter growth rates, which benefited from the comparison to the softness experienced in the first quarter of 2003 prior to the Iraq war.  Strength in sales of retail automation and leak-detection equipment in the U.S., Europe and China were the primary drivers of the growth from existing businesses.  Year-over-year growth rates in this business are expected to slow beginning in the fourth quarter of 2004 as it begins to compare against the higher sales levels that began in the fourth quarter of 2003.

Hach/Lange’s revenue growth from existing businesses also contributed to the platform increase with high single-digit growth.  Hach/Lange sales in China increased approximately 60% over the comparable period of 2003 and the business also achieved higher- than-market growth in both the laboratory and process instrumentation markets in both the U.S. and, to a lesser extent, Europe.  The Company’s Hach Ultra Analytics business reported growth consistent with the year-over-year levels reported in the second quarter, driven by strong U.S. and Asian sales.   The business continues to benefit from strength in the electronics and food and beverage end markets.

Motion.  Sales in the Company’s motion businesses, representing approximately 17% of segment sales for the quarter, grew 28% for the three months ended October 1, 2004 compared to the same period of 2003. Sales from existing businesses accounted for 18.5% growth.  Acquisitions accounted for approximately 6.5% growth.  Favorable currency translation effects accounted for 3% growth.

For the nine months ended October 1, 2004, sales from the Company’s motion businesses increased approximately 21% compared to the same period of 2003.  Sales from existing businesses provided 14% growth, of which an estimated 1.5% results from the additional days in the 2004 period compared with 2003, and favorable currency translation provided 3.5% growth.  Acquisitions accounted for approximately 3.5% growth.

The growth in sales from existing businesses continued to be broad-based, both geographically and across the markets served, and accelerated from levels experienced in the first half of 2004.  The North American market for direct drive products, and the worldwide semiconductor and flat-panel display markets demonstrated particular strength during both the quarter and nine month periods.

The growth expectations in the semiconductor and electronic assembly markets are tempering, however, with some general signs of softening in these markets.  The business also continues to realize increased sales associated with electric vehicle projects won in prior periods and believes it is continuing to capture market share as many motion control applications shift to the use of AC motor technology solutions.  The Company’s linear actuator product businesses continued to grow during the third quarter, primarily resulting from strong market growth for ball screw and gearbox product offerings in both North America and Europe.

Electronic Test.  Electronic test sales, representing approximately 14% of segment sales for the quarter, grew 17% for the three months ended October 1, 2004 compared to the comparable period in 2003.  Sales from existing businesses accounted for 5% growth.  Acquisitions accounted for 10% growth.   Favorable currency translation accounted for 2% growth.

Electronic test sales for the nine months ended October 1, 2004 grew 19.5% compared to the same period in 2003.  Sales from existing businesses accounted for 8.5% growth, of which an estimated 1.5% results from the additional days in 2004 compared with 2003.  Acquisitions accounted for 7% growth and favorable currency translation accounted for 4% growth.

Third quarter year-over-year growth rates (on a days adjusted basis) declined somewhat from the rates reported in the first half of 2004 as a result of lapping stronger sales quarters which began in the second half of 2003 for this business, as well as the discontinuance of a low-margin resale product line.  Growth resulted from strength in the U.S. industrial channel, the European electrical channel and overall strong growth in China.  The Company’s network-test business achieved low-double digit growth during the quarter and nine months, reflecting continued strength in network analysis, copper and fiber equipment sales and strong enterprise market share gains.

Product Identification.  The product identification business accounted for approximately 12% of segment sales for the quarter.  For the three months ended October 1, 2004, product identification sales grew 39% compared to the same period of 2003.  Sales from existing businesses provided 5% growth.  Acquisitions accounted for 30% growth, and favorable currency impacts accounted for approximately 4% growth.

For the nine months ended October 1, 2004, product identification sales increased 45% compared to 2003.  Existing businesses provided 8% growth, of which an estimated 1.5% results from the additional days in the first quarter of 2004 compared with 2003.  Acquisitions accounted for 32% growth, and favorable currency impacts accounted for approximately 5% growth.

Growth in sales from existing businesses was driven by strong equipment sales, primarily continuous ink-jet printer sales in Europe, China and Latin America, but increasingly in the laser, thermal transfer overprint and binary array product offerings.  Lower year-over-year growth rates for the third quarter of 2004 compared to the first half of 2004 reflect the normalization of revenues in the latter half of 2003 associated with the Willett acquisition, which were slow in the first half of 2003 as this business transitioned into existing operations.  The platform’s newly acquired reading and scanning business also experienced growth, primarily from systems installation projects with the United States Postal Service.

Medical Technology.   The medical technology business accounted for approximately 14% of segment sales for the quarter.  As noted above, the Company established its medical technology business with the acquisitions of Radiometer, Gendex and KaVo in 2004.  Sales recorded in the quarter and first nine months of 2004 related to Radiometer and Gendex, as well as KaVo which continues to report on a one-month lag, are in line with projections made by Danaher management prior to the acquisitions.  Radiometer continues to experience strong growth, especially in sales of consumables and service.  The Company’s integration of KaVo and Gendex are progressing and both reflect positive sales growth over the comparable period prior to the Company’s ownership.

Focused Niche Businesses.  The segment’s niche businesses in the aggregate showed 18% sales growth in the third quarter of 2004, primarily from high-single digit growth from existing businesses, largely attributable to the Company’s industrial sensors and controls and aviation and defense businesses, and to a lesser extent due to the impact of acquisitions in the Company’s aerospace and defense businesses.  For the nine month period ended October 1, 2004 sales of these businesses grew 18% compared to the comparable period in 2003 for the same reasons noted for the quarter.

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

Tools and Components Selected Financial Data ($ in 000’s):

	Three months ended		Nine months ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003

Sales	$326,708	$305,272	$960,753	$858,369
Operating profit	$54,332	$48,502	$149,275	$126,803
Operating profit as a % sales	16.6%	15.9%	15.5%	14.8%

Sales in the Tools and Components segment grew 7% for the quarter and 12% for the nine months ended October 1, 2004 compared to the same 2003 periods.  For the nine months, sales growth includes the impact of the additional days in the first quarter which provided an estimated 1.5% growth.  The entire sales increase represents growth in sales from existing businesses, as there were no acquisitions in this segment during either 2003 or the first nine months of 2004 and currency impacts on sales were negligible.  The Company experienced favorable pricing impacts for the quarter ended October 1, 2004, as actions to recover higher raw material costs began to take hold.

Hand Tool sales, representing approximately 64% of segment sales for the quarter, grew approximately 4% for the third quarter of 2004, which moderated from year-over-year growth rates in the first half of 2004.  The sales growth was driven primarily by sales growth in the group’s industrial markets as well as increasing sales into certain of the business’ retail customers.  Sell-through weakness at the group’s largest retail customer in the second quarter resulted in negative sales growth to this customer in the third quarter.  September 2004 results indicate a return to positive growth with respect to this customer, which the business expects to continue in the fourth quarter based on existing advertising and marketing plans.   The Company’s Matco unit showed high-single digit growth for the third quarter compared to low-teen growth rates for the first half of 2004 primarily reflecting increases in distributor purchase averages during the quarter.  The segment’s niche businesses also experienced low double digit growth for both the quarter and nine months ended October 1, 2004, as all businesses experienced increased demand from prior year levels, including the heavy duty diesel engine retarder and drill chuck businesses.

Operating profit margins for the segment were 16.6% and 15.5% in the quarter and nine months ended October 1, 2004, respectively, compared to 15.9% and 14.8% in the comparable periods of 2003.  This improvement was driven by leverage on increased sales volume and the impact of cost reduction programs implemented in 2003 and 2004 offset partially by increases in price and surcharges related to steel purchases incurred in the third quarter.  Price increases have been implemented to recover a portion of the increase in raw material costs.

GROSS PROFIT

	Three months ended		Nine months ended
($ in 000’s)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003

Sales	$1,745,285	$1,309,451	$4,909,721	$3,805,098
Cost of sales	1,005,292	766,948	2,852,758	2,270,310
Gross profit	$739,993	$542,503	$2,056,963	$1,534,788
Gross profit margin	42.4%	41.4%	41.9%	40.3%

This increase in gross profit margin for the three and nine month periods ended October 1, 2004 compared to the comparable periods of 2003 results from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, generally higher gross profit margins in businesses acquired (principally Radiometer), and cost reductions in recently acquired business units.  Increases in cost and surcharges related to steel purchases partially offset these improvements.

While gross profit margins have improved in 2004 for the reasons stated above, these improvements could be negatively affected in future periods by higher raw material costs and supply constraints resulting from the improving overall economy or by any significant slowdown in the economy.  As indicated above, price increases have been implemented to recover some of the increases in raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended		Nine months ended
($ in 000’s)	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Sales	$1,745,285	$1,309,451	$4,909,721	$3,805,098
Selling, general and administrative expenses	$452,126	$326,831	$1,273,934	$951,687
SG&A as a % of sales	25.9%	25.0%	25.9%	25.0%

In the third quarter and nine months ended October 1, 2004, selling, general and administrative expenses were 25.9% of sales, an increase of 90 basis points from comparable 2003 levels.  This increase is due primarily to additional spending to fund growth opportunities and cost reduction opportunities throughout the Company, the impact of newly acquired businesses (principally Radiometer and KaVo) and their higher relative operating expense structures, the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole, and the negative impact of currency translation on our non-U.S. cost structures.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.  Interest expense of $13.6 million in the three months ended October 1, 2004 was approximately $1 million lower than the corresponding 2003 period.  The decrease in interest expense is due primarily to the cessation of amortization of deferred financing costs related to the Company’s LYONS.  Interest expense for the nine months ended October 1, 2004 was lower than the applicable prior year period by approximately $3 million for the same reason noted above.  The Company also had slightly higher overall debt levels in the 2004 period compared with 2003 resulting from debt obligations assumed in connection with the Radiometer acquisition as well as short term borrowings to fund the acquisition of KaVo.  These obligations and borrowings were repaid prior to October 1, 2004.

Interest income of $2.5 million and $2.6 million was recognized for the third quarter of 2004 and 2003, respectively, and interest income of $4.9 million and $7.1 million was recognized in the first nine months of 2004 and 2003, respectively.  Average invested cash balances decreased over the first half of 2004 compared with the levels of 2003 due to employing these cash balances to complete several acquisitions.  The decline in interest income as a result of these lower invested cash balances was partially offset by the Company maintaining a higher proportion of available cash in international markets which have higher overall interest rates as well as higher short-term rates in the third quarter of 2004 compared to the first six months of 2004.

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

The 2004 effective tax rate of 29.9% is 300 basis points lower than the corresponding 2003 period effective rate, mainly due to the effect of a higher proportion of non-U.S. earnings in the first nine months of 2004 compared to the comparable period of 2003 as well as the impact of changes made to the Company’s international tax structure, primarily related to the integration of Radiometer and KaVo during 2004.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments.  The Company believes that is has adequately provided for any reasonably foreseeable outcome related to these matters.  However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved.  Additionally, the jurisdictions in which the Company’s earnings and/or deductions are realized may differ from current estimates.

The American Job Creation Act of 2004 (AJCA), which has been approved by Congress and is expected to be signed by the President, replaces an export incentive with a deduction from domestic manufacturing income.  As Danaher is both an exporter and a domestic manufacturer, this change should have no material impact on the Company’s income tax provision.  AJCA also allows Danaher to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 at an effective tax rate of 5.25%.  The Company has not yet decided whether to take advantage of this opportunity.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and credit risk, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities.  In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at October 1, 2004, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $16 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the nine month LIBOR rate plus approximately 0.425%.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges.  These instruments qualify as “effective” or “perfect” hedges.

Exchange Rate Risk

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

Credit Risk

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Nine months ended
	Oct. 1, 2004	Sept. 26, 2003

Total operating cash flows	$769,096	$619,359

Purchases of property, plant & equipment	(70,118)	(54,060)
Cash paid for acquisitions	(1,373,247)	(186,317)
Other sources	20,061	21,575

Net cash used in investing activities	$(1,423,304)	$(218,802)

Proceeds from the issuance of common stock	33,938	27,754
Repayments of borrowings, net	(62,661)	(142,251)
Payment of dividends	(13,097)	(11,484)
Net cash used in financing activities	$(41,820)	$(125,981)

•                  Operating cash flow, a key source of the Company’s liquidity, was $769 million for the first nine months of 2004, an increase of $150 million, or approximately 24% as compared to the comparable period of 2003.  The increase in operating cash flow was driven primarily by earnings growth.  The Company’s investment in working capital increased over prior year levels to support higher sales levels in 2004, but is expected to moderate or decline during the balance of 2004.

•                  As of October 1, 2004, the Company held approximately $532 million of cash and cash equivalents.

•                  Acquisitions constituted the most significant use of cash in all periods presented.  The Company acquired eleven businesses and product lines during the first nine months of 2004 for total consideration including transaction costs of approximately $1.4 billion in cash (net of cash acquired).

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.  Operating cash flow, a key source of the Company’s liquidity, was $769 million for the first nine months of 2004, an increase of $150 million, or approximately 24% as compared to the comparable period of 2003.  The increase in operating cash flow was driven primarily by earnings growth.  In addition, income tax payments trail reported earnings which benefit overall operating cash flows.  The Company had to increase its investment in working capital to support increasing sales levels, but expects these investment levels to moderate or decline during the balance of 2004 due to the Company’s emphasis on working capital management, particularly inventory management.

Investing Activities

Net cash used in investing activities was $1.4 billion in the first nine months of 2004 compared to approximately $219 million of net cash used in the comparable period of 2003.  Gross capital spending of $70 million for the first nine months of 2004 increased $16 million from the first nine months of 2003, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives, new products and growth opportunities.  Capital expenditures are made primarily for the purposes of increasing capacity, replacement of equipment and improving information technology systems.  In 2004, the Company expects capital spending of approximately $100 to $120 million, though actual expenditures will ultimately depend on business conditions.  Disposals of fixed assets yielded approximately $20 million of cash proceeds for the first nine months of 2004, primarily due to the sale of six facilities and other real property.  Disposals of fixed assets yielded approximately $10 million of cash proceeds for the comparable period of 2003. Net pre-tax gains of $6.1 million and $0.9 million were recorded in the first nine months of 2004 and 2003, respectively, on these sales and are separately stated in the accompanying consolidated statements of earnings.

In addition, as discussed below, the Company completed eleven business acquisitions during the first nine months of 2004.  All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these targets reflect the competitive nature of the process by which we acquired the targets and the complementary strategic fit and resulting synergies these targets bring to existing operations.  For a discussion of other factors resulting in the recognition of goodwill, see Note 4 to the Company’s Consolidated Financial Statements.

The Company in 2004 has acquired all of the share capital in Radiometer S/A for approximately $684 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003.  In addition, the Company assumed $66 million of debt in connection with the acquisition.  Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily in hospital applications.  The company also provides consumables and services for its instruments.  Radiometer is a worldwide leader in its served segments, and has total annual sales of approximately $300 million.

In May 2004, the Company acquired all of the outstanding stock of KaVo for approximately 350 million Euro (approximately $412 million) in cash, including transaction costs and net of $45 million in acquired cash.  KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment.  This acquisition, combined with Radiometer and a smaller dental equipment business acquired earlier in 2004, is included in the Company’s Medical Technology platform.  Due to KaVo’s legacy reporting systems, the Company has continued to report KaVo’s results of operations on a one-month lag.

In addition to Radiometer and KaVo, the Company acquired nine smaller companies and product lines during the first nine months of 2004 for total consideration of approximately $277 million in cash, including transaction costs and net of cash acquired.   In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as medical technology, electronic test, motion, environmental, product ID, level/flow, and aerospace and defense.  These companies were all acquired to complement existing units of the Process/Environmental Controls segment or as additions to the newly formed Medical Technology Platform within the Process/Environmental Controls segment.  The aggregate annual sales of these acquired businesses is approximately $230 million.

On October 1, 2004, a wholly-owned subsidiary of the Company made an offer to acquire all of the outstanding shares of a publicly-held Canadian company that operates in the water quality market.  The tender offer period has not expired and the transaction remains subject to regulatory approvals and other customary closing conditions.  If completed, under the terms of the offer the Company would be obligated to pay aggregate consideration of approximately $185 million in cash, including estimated transaction costs and net of cash estimated to be acquired.  The transaction is expected to close in the fourth quarter of 2004.  Separately, another wholly-owned subsidiary of the Company has announced its intention to make an offer to acquire all of the outstanding shares of a publicly-held United Kingdom company that operates in the product identification market.  The tender offer has not yet been made and the transaction remains subject to regulatory approvals and other customary closing conditions.  If completed, under the terms of the proposed offer the Company would be obligated to pay aggregate consideration of approximately $158 million in cash, including estimated transaction costs and net of cash estimated to be acquired.  These Canadian and UK companies combined generate aggregate annual revenues of approximately $200 million.

Financing Activities and Indebtedness

Financing activities used cash of $42 million during the first nine months of 2004 compared to $126.0 million used during the comparable period of 2003.  The primary reasons for the difference were less net debt repayments and higher proceeds from the exercise of employee stock options.

Total debt increased to $1,308 million at October 1, 2004, compared to $1,299 million at December 31, 2003.  This increase was due primarily to accretion of the LYONs notes (see below), net of a small decrease in the carrying value of the Company’s Euro denominated debt as a result of changes in the U.S. Dollar/Euro exchange rate.  The Company borrowed and repaid approximately $130 million in short-term borrowings under an uncommitted financing arrangement to fund the acquisition of KaVo during the second quarter of 2004.

The Company’s debt financing as of October 1, 2004 was composed primarily of $563 million of zero coupon convertible notes due 2021 Liquid Yield Option Notes or LYONs (“LYONs”), $372 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above).  The Company’s LYONs obligations (described in further detail below) carry a yield to maturity of 2.375% (with contingent interest payable as described below).  Substantially all remaining borrowings have interest costs that float with referenced base rates.  The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes.  Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating.  The credit facilities, each $500 million, have a fixed term expiring September 28, 2006 and September 26, 2006, respectively.  There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2003 or 2004.  The Company is also contemplating establishing a commercial paper program.  The Company’s Eurobond notes due in 2005 have been classified as a current obligation in the accompanying consolidated balance sheet since the maturity date is within one year from October 1, 2004.

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

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.  However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to consider commercial paper as a potential source of financing.

For the nine-months ended October 1, 2004, the Company has declared dividends totaling $0.0425 per share.  Aggregate cash payments for dividends in the nine-months ended October 1, 2004 were $13 million.  The Company declared a regular quarterly dividend of $0.015 per share payable on October 29, 2004 to holders of record as of September 24, 2004.

Cash and Cash Requirements

As of October 1, 2004, the Company held approximately $532 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.  As of October 1, 2004, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels.  In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

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

Management believes there have been no significant changes during the quarter ended October 1, 2004 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 5.  Other Information

The Company’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the Audit Committee of Danaher’s Board of Directors that it has identified potential independence issues at approximately 100 of its audit clients related to providing prohibited services in China.  As it relates to Danaher, these services involve performing certain non-audit work by E&Y’s China affiliate for two immaterial Chinese subsidiaries of the Company.  E&Y was appointed independent auditor for the Company in May 2002.  During 2002 and 2003, E&Y assisted these two subsidiaries in preparing and filing certain business and individual tax returns.  In connection with the performance of these tax return preparation services, E&Y’s China affiliate held tax funds totaling approximately $24,000 and $104,000 in 2002 and 2003 respectively, which were to be used to make applicable tax payments to the Chinese tax authorities in such periods.  All services ceased in July, 2003, and E&Y’s China affiliate returned excess funds in their control totaling approximately $34,000 in 2003 when the arrangement was terminated.  E&Y’s China affiliate received fees for these tax return preparation and payment services of approximately $7,000 and $5,000 in 2002 and 2003, respectively.

Danaher’s Audit Committee and E&Y have discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y’s independence with respect to the audit of the Company’s consolidated financial statements.  E&Y has informed the Audit Committee that it is unaware of any similar instance in which E&Y has held custody of Company funds.  E&Y has issued its Independence Standards Board Standard No. 1 letters dated March 1, 2004 and October 19, 2004 to the Audit Committee concluding that in E&Y’s opinion it is independent with respect to the Company within the meaning of the federal securities laws and applicable regulations.

ITEM 6.  Exhibits

10.1	Severance Agreement dated September 30, 2004 by and between Danaher Corporation and Daniel Raskas*	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 4, 2004

10.2	Noncompetition Agreement dated September 30, 2004 by and between Danaher Corporation and Daniel Raskas*	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on October 4, 2004

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	October 20, 2004	By:	/s/ Patrick W. Allender
Patrick W. Allender
Executive Vice President - Chief Financial Officer and Secretary

Date:	October 20, 2004	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer