Form 10-K
period 2004-12-31
DANAHER CORP /DE/
filed 2005-03-07
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of February 25, 2005, the number of shares of Registrant’s common stock outstanding was 309.2 million. The aggregate market value of common shares held by non-affiliates of the Registrant on July 2, 2004 was approximately $11.6 billion, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date. Shares of Registrant’s common stock held by each executive officer and director and by each person known to beneficially own more than 10% of Registrant’s outstanding common stock have been excluded from such calculation in that such persons may be deemed affiliates. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

EXHIBIT INDEX APPEARS ON PAGE 64

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for its 2005 annual meeting of stockholders. With the exception of the pages of the 2005 Proxy Statement specifically incorporated herein by reference, the 2005 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to:

•	the Company’s ability to continue longstanding relationships with major customers and penetrate new channels of distribution;

•	increased competition;

•	demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products;

•	adverse changes in currency exchange rates or raw material commodity prices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, difficulty in staffing and managing widespread operations, differing labor regulation, differing protection of intellectual property, and unexpected changes in laws or licensing or regulatory requirements;

•	risks related to terrorist activities and the U.S. and international response thereto;

•	changes in the environment for making acquisitions and divestitures, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;

•	the Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	the challenge of managing asset levels, including inventory;

•	assumptions relating to pension and other post-retirement costs;

•	the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•	other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing.

PART I

ITEM 1. BUSINESS

General

Danaher Corporation derives its sales from the design, manufacture and marketing of industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions, in three business segments: Professional Instrumentation, Industrial Technologies, and Tools & Components.

The Company strives to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services;

•	upper quartile financial performance when compared against peer companies; and

•	upper quartile cash flow generation from operations when compared against peer companies.

To accomplish these goals, the Company uses a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. The Company also acquires businesses that it believes can help it achieve the objectives described above. The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and integrated can affect the Company’s overall growth and operating results.

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

Operating Segments

Effective with this Annual Report, the Company adopted a reporting structure of three business segments: Professional Instrumentation, Industrial Technologies, and Tools & Components, rather than the two business segments used previously. All prior periods presented have been adjusted to reflect these three segments.

The table below describes the percentage of the Company’s total annual revenues attributable to each of the segments over each of the last three fiscal years:

	For the years ended December 31 ($ in millions)
Segment	2004	2003	2002
Professional Instrumentation	42%	36%	37%
Industrial Technologies	39%	41%	37%
Tools & Components	19%	23%	26%

Sales in 2004 by geographic destination were United States 55%, Europe 29%, Asia 10% and other regions 6%. For additional information regarding the Company’s segments and sales by geography, please refer to Note 14 in the Consolidated Financial Statements included in this Annual Report.

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. For the year ended December 31, 2004, Professional Instrumentation was Danaher’s largest segment and encompassed three strategic lines of business: Environmental, Electronic Test, and Medical Technology. Sales for this segment in 2004 by geographic destination were United States 42%, Europe 37%, Asia 14% and other regions 7%.

Environmental. The environmental businesses serve two main markets: water quality and retail/commercial petroleum. The Company entered the water quality sector in 1996 through the acquisition of American Sigma and has enhanced its geographical coverage and product and service breadth through subsequent acquisitions, including the acquisitions of Dr. Lange in 1998, Hach Company in 1999, and Viridor Instrumentation in 2002. Danaher further expanded its product and geographic breadth through the November 2004 acquisition of Trojan Technologies Inc. Today, the Company is a worldwide leader in the water quality instrumentation market. Danaher’s water quality operations provide a wide range of instruments, related consumables, and services used to detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, and ultrapure water. The Company also designs, manufactures, and markets ultraviolet disinfection systems. Typical users of these products include municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, and third-party testing laboratories. The water quality business provides products under a variety of well-known brands, including HACH, DR. LANGE, ORBISPHERE, and TROJAN TECHNOLOGIES. Manufacturing facilities are located in the United States, Canada, Europe, and Asia. Sales to end-customers are generally made through the Company’s direct sales personnel, independent representatives, independent distributors and e-commerce.

Danaher has participated in the retail/commercial petroleum market since the mid-1980s through its Veeder-Root business, and has substantially enhanced its geographic coverage and product and service breadth through various acquisitions including Red Jacket in 2001 and Gilbarco (formerly known as Marconi Commerce Systems) in 2002. Today, Danaher is a leading worldwide provider of products and services for the retail/commercial petroleum market. Through the Gilbarco Veeder-Root business, the Company designs, manufactures, and markets a wide range of retail/commercial petroleum products and services, including:

•	monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and merchandising systems;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Danaher’s retail/commercial petroleum products are marketed under a variety of brands, including GILBARCO, VEEDER-ROOT, and RED JACKET. Manufacturing facilities are located in the United States, South America, Europe, and Asia. Sales to end-customers are generally made through independent distributors and the Company’s direct sales personnel.

Electronic Test. Danaher’s electronic test business was created in 1998 through the acquisition of Fluke Corporation, and has since been supplemented by the acquisitions of a number of additional electronic test businesses. These businesses design, manufacture, and market a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, temperature, pressure, and other key electrical parameters. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. Danaher’s electronic test products are marketed under a variety of brands, including FLUKE, FLUKE NETWORKS, RAYTEK, FLUKE BIOMEDICAL and HART SCIENTIFIC. Fluke Networks provides software and hardware products used for the testing, monitoring, and analysis of local and wide area (“enterprise”) networks and the fiber and copper infrastructure of those networks. Typical users of these products include computer network engineers and technicians. Manufacturing facilities are located in the United States, Europe, and Asia. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors. Both Fluke and Fluke Networks are leaders in their served market segments.

Medical Technology. The Company added the Medical Technology line of business in 2004 through the acquisitions of Kaltenbach & Voigt GmbH & Co KG (KaVo), the Gendex business of Dentsply International Inc., and Radiometer A/S. The Medical Technology businesses serve two main markets: dental products and critical care diagnostics.

Danaher’s dental products businesses, KaVo and Gendex, are leading worldwide providers of products and services to dentists, periodontists, oral surgeons, dental technicians, and other oral health professionals. The Company designs, manufactures, and markets a variety of dental products, including:

•	treatment units;

•	handpieces;

•	conventional and digital radiography equipment;

•	intra-oral cameras;

•	lasers;

•	diagnostic systems;

•	CAD/CAM systems; and

•	laboratory products.

The Company’s dental products are marketed under the KAVO and GENDEX brands, and manufactured in Europe, the United States, and South America. Sales are generally made to customers through independent distributors.

Radiometer, a leading worldwide provider of blood gas analysis instrumentation, designs, manufactures, and markets a variety of critical care diagnostic instruments used to measure blood gases and related critical care parameters, primarily in hospital applications, under the RADIOMETER brand. The company also provides consumables and services for its instruments. Typical users of Radiometer products include hospital central laboratories, intensive care units, critical care units, hospital operating rooms, and hospital emergency rooms. Manufacturing facilities are located in Europe and the United States, and sales are made to customers primarily through the Company’s direct sales personnel.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by original equipment manufacturers (OEMs) into various end-products and systems, as well by customers and systems integrators into production and packaging lines. Many of the businesses also provide services to support these products, including helping customers integrate and install the products and helping ensure product uptime. As of December 31, 2004, the Industrial Technologies segment encompassed two strategic lines of business, Motion and Product Identification, and three focused niche businesses, Power Quality, Aerospace and Defense, and Sensors & Controls. Sales for this segment in 2004 by geographic destination were United States 55%, Europe 32%, Asia 8% and other regions 5%.

Motion. Danaher entered the motion industry through the acquisition of Pacific Scientific Company in 1998, and has subsequently expanded its product and geographic breadth with various additional acquisitions, including the acquisitions of American Precision Industries, Kollmorgen Corporation, and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002. The Company is currently one of the leading worldwide providers of precision motion control equipment. These businesses provide motors, drives, controls, mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators) and related products for various precision motion markets such as packaging equipment, medical equipment, robotics, circuit board assembly equipment, and electric vehicles (such as lift trucks). Customers are typically design engineers who incorporate the businesses’ products into their equipment. The Company’s motion products are marketed under a variety of brands, including KOLLMORGEN, PACIFIC SCIENTIFIC, and THOMSON. Manufacturing facilities are located in the United States, Europe, Latin America, and Asia. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors.

Product Identification. Danaher entered the Product Identification market through the acquisition of Videojet (formerly known as Marconi Data Systems) in 2002, and has expanded its product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited and Accu-Sort Systems Inc. in 2003. Danaher further expanded its product and geographic coverage through the acquisition of Linx Printing Technologies PLC in January 2005. Danaher is a leader in its served Product Identification market segments. These businesses design, manufacture, and market a variety of equipment used to print and read bar codes, date codes, lot codes, and other information on primary and secondary packaging. The Company’s products are also used in certain high-speed printing applications. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations. The Company’s product identification products are marketed under a variety of brands, including VIDEOJET, ACCU-SORT, WILLETT, ZIPHER, ALLTEC and LINX. Manufacturing facilities are located in the United States, Europe, South America, and Asia. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors.

Aerospace and Defense. The Aerospace and Defense business designs, manufactures, and markets a variety of aircraft safety equipment, including:

•	smoke detection and fire suppression systems;

•	energetic material systems;

•	electronic security systems;

•	motors and actuators;

•	electrical power generation and management subsystems; and

•	submarine periscopes and photonic masts.

These product lines came principally from the Pacific Scientific and Kollmorgen acquisitions and have been supplemented by several subsequent acquisitions. Typical users of these products include commercial and business aircraft manufacturers as well as defense systems integrators and prime contractors. The Company’s aerospace and defense products are marketed under a variety of brands, including the PACIFIC SCIENTIFIC, SUNBANK, SECURAPLANE, KOLLMORGEN ELECTRO-OPTICAL, and CALZONI brands. Sales to customers are generally made through the Company’s direct sales personnel.

Sensors & Controls. Danaher’s Sensors & Controls products include instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow, and time. Users of these products span a wide variety of manufacturing markets, from makers of elevators to makers of in-vitro diagnostics instrumentation. These products are marketed under a variety of brands, including DYNAPAR, EAGLE SIGNAL, HENGSTLER, PARTLOW, WEST, DOLAN-JENNER, NAMCO, GEMS SENSORS, and SETRA. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors.

Power Quality. The Power Quality business serves two general markets. Through the Danaher Power Solutions business, Danaher provides products such as digital static transfer switches, power distribution units, and transient voltage surge suppressors. Sold under the CYBEREX, CURRENT TECHNOLOGY, JOSLYN and UNITED POWER brands, these products are typically incorporated within systems used to ensure high-quality, reliable power in commercial and industrial environments. Danaher’s other power quality businesses provide a variety of products, marketed under the JOSLYN HI-VOLTAGE, JOSLYN, QUALITROL, JENNINGS, and HATHAWAY brands, and are mainly used in power transmission and distribution systems. Electric utilities are typical users of these products. Sales to customers are generally made through the Company’s direct sales personnel, independent representatives, and independent distributors.

Manufacturing facilities of the Industrial Technologies Focused Niche Businesses are located in the United States, Latin America, Europe, and Asia.

TOOLS & COMPONENTS

As of December 31, 2004, the Tools & Components segment encompassed one strategic line of business, Mechanics’ Hand Tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems. Sales for this segment in 2004 by geographic destination were United States 86%, Europe 3%, Asia 5% and other regions 6%.

Mechanics’ Hand Tools. The Mechanics’ Hand Tools business encompasses the Danaher Tool Group (“DTG”) and Matco Tools Corporation (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.’s Craftsman® line of mechanics’ hand tools for over 60 years. DTG has also been the primary supplier of specialized automotive service tools to the National Automotive Parts Association (NAPA) for over 30 years and the designated supplier of general purpose mechanics’ hand tools to NAPA since 1983. In addition to this private label business, Danaher also markets various products under its own brand names, including mechanics’ hand tools for industrial and consumer markets under the ARMSTRONG, ALLEN, GEAR WRENCH and SATA brands, and automotive service tools under the K-D TOOLS brand. Typical users of DTG products include professional automotive and industrial mechanics as well as individual consumers. Manufacturing facilities are located in the United States and Asia. Sales to customers are generally made through independent distributors and retailers.

Matco manufactures and distributes professional tools, toolboxes and automotive equipment, through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. The business is one of the leaders in the hand tool mobile distribution channel in the United States.

Delta Consolidated Industries. Delta is a leading manufacturer of automotive truckboxes and industrial gang boxes, which it sells under the DELTA and JOBOX brands. These products are used by both commercial users, such as contractors, and individual consumers. Sales to customers are generally made through independent distributors and retailers.

Hennessy Industries. Hennessy is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA, and COATS brands. Typical users of these products are professional mechanics. Sales to customers are generally made through the Company’s direct sales personnel, independent distributors, retailers, and original equipment manufacturers.

Jacobs Chuck Manufacturing Company. Jacobs designs, manufactures, and markets chucks and precision tool and workholders, primarily for the portable power tool industry. Founded by the inventor of the three-jaw drill chuck, Jacobs maintains a worldwide leadership position in drill chucks. Customers are primarily major manufacturers of portable power tools, and sales are typically made through the Company’s direct sales personnel.

Jacobs Vehicle Systems (“JVS”). JVS is a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 2 through 7 vehicles. With over 3 million engine retarders installed, JVS has maintained a leadership position in its industry since introducing the first engine retarder in 1961. Customers are primarily major manufacturers of class 2 through class 8 vehicles, and sales are typically made through the Company’s direct sales personnel.

Manufacturing facilities of the Tools & Components focused niche businesses are located in the United States, Latin America, and Asia.

The following discussions of Raw Materials, Intellectual Property, Competition, Seasonal Nature of Business, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations and Major Customers include information common to all of the Company’s segments.

Raw Materials

The Company’s manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, and plastics and other petroleum-based products. The Company purchases raw materials from a large number of independent sources around the world. There have been no raw materials shortages that have had a material adverse impact on the Company’s business, although market forces have caused significant increases in the costs of certain raw materials such as steel and petroleum-based products. While certain raw materials such as steel and certain electrical components remain subject to supply constraints, Danaher believes that it will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Intellectual Property

The Company owns numerous patents and trademarks, and has also acquired licenses under patents and trademarks owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent or trademark to be of material importance to any segment or to the business as a whole. From time to time, however, the Company does engage in litigation to protect its patents and trademarks. Any of the Company’s patents, trademarks or other proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages. All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, the Company or its subsidiaries.

Competition

Although the Company’s businesses generally operate in highly competitive markets, its competitive position cannot be determined accurately in the aggregate or by segment since its competitors do not offer all of the same product lines or serve all of the same markets as the Company. Because of the diversity of products sold and the variety of markets served, the Company encounters a wide variety of competitors, including well-established regional or specialized competitors, as well as larger companies or divisions of larger companies that have greater sales, marketing, research, and financial resources than Danaher. The number of competitors varies by product line. Management believes that Danaher has a market leadership position in many of the markets served. Key competitive factors typically include price, quality, delivery speed, service and support, innovation, product features and performance, knowledge of applications, distribution network, and brand name.

Seasonal Nature of Business

General economic conditions have an impact on the Company’s business and financial results, and certain of the Company’s businesses experience seasonal and other trends related to the industries and end-markets that they serve. For example, European sales are often weaker in the summer months, capital equipment sales are often stronger in the fourth calendar quarter, sales to original equipment manufacturers (“OEMs”) are often stronger immediately preceding and following the launch of new products, and sales to the United States government are often stronger in the third calendar quarter. However, as a whole, the Company is not subject to material seasonality.

Backlog

Backlog is generally not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products.

Employee Relations

At December 31, 2004, the Company employed approximately 35,000 persons, of which approximately 17,000 were employed in the United States. Of these United States employees, approximately 3,000 were hourly-rated unionized employees. The Company also has government-mandated collective bargaining arrangements or union contracts in other countries. Though the Company considers its labor relations to be good, it is subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Research and Development

The table below describes the Company’s research and development expenditures over each of the last three fiscal years, by segment and in the aggregate:

	For the years ended December 31 ($ in millions)
Segment	2004	2003	2002
Professional Instrumentation	$173	$107	$93
Industrial Technologies	112	90	70
Tools & Components	9	10	11

Total	$294	$207	$174

The Company conducts research and development activities for the purpose of developing new products and services and improving existing products and services. In particular, the Company emphasizes the development of new products that are compatible with, and build upon, its manufacturing and marketing capabilities.

Government Contracts

The Company has agreements relating to the sale of products to government entities, primarily involving products in the aerospace and defense, product identification, water quality and motion businesses. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. The Company’s agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. The Company is also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts, criminal or civil sanctions, administrative penalties or suspension or debarment from government contracting or subcontracting for a period of time.

Regulatory Matters

Environmental, Health & Safety

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

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and foreign environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company acquired in September 1995 and the assets of which were divested in November 2004, previously operated wood treating facilities that chemically preserved utility poles, pilings, railroad ties and wood flooring blocks. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. All such treating operations were discontinued or sold prior to 1982. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. In connection with the divestiture of the assets of JMC, JMC retained the environmental liabilities described above and agreed to indemnify the buyer of the assets with respect to certain environmental-related liabilities. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims; however, there can be no assurance that estimates of these liabilities will not change. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential remediation liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. In view of the Company’s financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its financial condition or cash flow.

Medical Devices

Certain of the Company’s products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the counterpart agencies of the foreign countries where its products are sold. Some of the regulatory requirements of these foreign countries are different than those applicable in the United States. The Company believes that it is in substantial compliance with applicable medical device regulations.

Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of the Company’s operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA and the Company’s ISO Notified Bodies regularly inspect the Company’s registered and/or certified facilities. Government regulatory actions for violations of the FDCA can result in recalls, seizures, injunctions, administrative detentions, civil monetary penalties, criminal sanctions and fines, suspension or withdrawal of approvals, premarket notification rescissions, and warning letters.

All of the Company’s dental and critical care diagnostics products that are regulated by the FDA are regulated by the FDA as Class I, Class II, or Class III medical devices. A medical device, whether exempt from, or cleared pursuant to, the premarket notification requirements of the FDCA, or cleared pursuant to a premarket approval application, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practices and quality system requirements, record keeping, and medical device (adverse event) reporting.

In addition, certain of the Company’s products utilize radioactive material. The Company is subject to federal, state and local regulations governing the storage, handling and disposal of these materials and maintain the required federal and state licenses for these activities. The Company believes that it is in substantial compliance with applicable regulations governing the management storage, handling and disposal of radioactive material.

Export Compliance

The Company is required to comply with various export control and economic sanctions laws, including: the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (i.e., items specifically designed or adapted for a military application and/or listed on the United States Munitions List); the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (i.e., items that potentially have both commercial and military applications); and the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations. These types of export control and economic sanctions requirements may affect Company transactions with non-United States customers, business partners and other persons, including dealings with or by Company employees and Company subsidiaries that are not incorporated or located in the United States. In certain circumstances these regulations may prohibit the export of certain products, services and technologies, and in other circumstances the Company may be required to obtain an export license before exporting the controlled item. Non-United States governments have also implemented similar export control regulations, which may affect Company operations or transactions subject to their jurisdictions. The Company believes that it is in substantial compliance with applicable regulations governing such export control and economic sanctions laws.

International Operations

The table below describes the Company’s annual net revenue originating outside the U.S. as a percentage of the Company’s total annual net revenue for each of the last three fiscal years, by segment and in the aggregate:

	Year ended December 31 ($ in millions)
Segment	2004	2003	2002
Professional Instrumentation	45%	36%	37%
Industrial Technologies	36%	39%	26%
Tools & Components	12%	11%	11%
Total Company	35%	31%	28%

The Company’s principal markets outside the United States are in Europe and Asia.

The table below describes the Company’s long-lived assets located outside the U.S. as a percentage of the Company’s total long-lived assets in each of the last three fiscal years, by segment and in the aggregate:

	Year ended December 31 ($ in millions)
Segment	2004	2003	2002
Professional Instrumentation	64%	33%	26%
Industrial Technologies	10%	11%	10%
Tools & Components	5%	5%	5%
Total Company	37%	18%	15%

For additional information related to revenues and long-lived assets by country, please refer to Note 14 to the Consolidated Financial Statements.

Most of the Company’s sales in international markets are made by foreign sales subsidiaries or from manufacturing entities outside the United States. In countries with low sales volumes, sales are generally made through various representatives and distributors. However, the Company also sells into international markets directly from the U.S.

The Company’s international business is subject to risks customarily encountered in foreign operations, including interruption in the transportation of materials and products to the Company and finished goods to the Company’s customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations and differing protection of intellectual property. The Company is also exposed to foreign currency exchange rate risk inherent in its operating results and assets and liabilities denominated in currencies other than the United States dollar. Terrorist activities in the U.S. and international response thereto could exacerbate these risks. Financial information about the Company’s international operations is contained in Note 14 of the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, and additional information about the possible effects on the Company of foreign currency fluctuations is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Major Customers

The Company has no customers that accounted for more than 10% of consolidated sales in 2004, 2003 or 2002.

Other Matters

The Company’s businesses maintain sufficient levels of working capital to support customer requirements. The Company’s sales and payment terms are generally similar to those of its competitors.

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

Danaher Corporation

Attention: Investor Relations

2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, D.C. 20006

Danaher intends to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer of Danaher, in the Investor Information section of Danaher’s website, at www.danaher.com, within four business days following the date of such amendment or waiver.

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

Certifications

The Company has filed certifications under Rule 13a-14(a) under the Exchange Act as exhibits to this Annual Report on Form 10-K. In addition, an annual CEO Certification was submitted by the Company’s CEO to the New York Stock Exchange on May 21, 2004 in accordance with the Exchange’s listing standards.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Washington, D.C. At December 31, 2004, the Company had 176 significant manufacturing and distribution locations worldwide, comprising approximately 19 million square feet, of which approximately 12 million square feet are owned and approximately 7 million square feet are leased. Of these manufacturing and distribution locations, 101 facilities are located in the United States and 75 are located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada, and Latin America. The number of manufacturing and distribution locations by business segment are: Professional Instrumentation, 65; Industrial Technologies, 80; and Tools and Components, 31. The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 9 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS

In addition to the litigation noted under Item 1, Business – Regulatory Matters – Environmental, Health & Safety and described in Note 10 in the Consolidated Financial Statements included in this Annual Report, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement and trade secret misappropriation, and litigation and administrative proceedings involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive as well as compensatory damages. While the Company maintains workers compensation, property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that it believes covers a portion of these claims, this insurance may be insufficient or unavailable to protect it against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of these litigation matters and other pending legal proceedings will not have a materially adverse effect on the Company’s cash flows or financial condition, even before taking into account any related insurance recoveries.

The Company carries significant deductibles and self-insured retentions for workers’ compensation, property, automobile, product and general liability costs, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The Company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of the Company’s executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position	Officer Since
Steven M. Rales	53	Chairman of the Board	1984

Mitchell P. Rales	48	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	41	Chief Executive Officer and President	1995

Patrick W. Allender	58	Executive Vice President, Chief Financial Officer and Secretary	1987

Philip W. Knisely	50	Executive Vice President	2000

Steven E. Simms	49	Executive Vice President	1996

James H. Ditkoff	58	Senior Vice President- Finance and Tax	1991

Daniel L. Comas	41	Senior Vice President- Finance and Corporate Development	1996

Robert S. Lutz	47	Vice President- Chief Accounting Officer	2002

Daniel A. Pryor	37	Vice President- Strategic Development	2000

Daniel A. Raskas	38	Vice President – Corporate Development	2004

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

Patrick W. Allender has served as Chief Financial Officer of the Company since March 1987 and was appointed Executive Vice President in 1999. In November 2004, the Company announced that effective April 4, 2005, Daniel L. Comas, the Company’s Senior Vice President, Finance and Corporate Development, will succeed Mr. Allender as Chief Financial Officer. Mr. Allender will continue as an Executive Vice President of the Company until at least the end of 2005.

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

Daniel L. Comas served as Vice President-Corporate Development from 1996 to April 2004, and has served as Senior Vice President-Finance and Corporate Development since April 2004. In November 2004, the Company announced that effective April 4, 2005, Mr. Comas will succeed Patrick W. Allender as Chief Financial Officer.

Robert S. Lutz joined the Company as Vice President-Audit and Reporting in July 2002 and was appointed Vice President-Chief Accounting Officer in March 2003. Prior to joining the Company, he served in various positions at Arthur Andersen LLP, an accounting firm, from 1979 until 2002, most recently as partner from 1991 to July 2002.

Daniel A. Pryor was appointed Vice President-Strategic Development in November 2000. He has served in general management positions within the Company for more than the past five years, including service as Executive Vice President of Hach Company from June 1999 through November 2000.

Daniel A. Raskas was appointed Vice President – Corporate Development in November 2004. Prior to joining the Company, he worked for Thayer Capital Partners, a private equity investment firm, from 1998 through October 2004, most recently as Managing Director from 2001 through October 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 22, 2004, the Company’s Board of Directors declared a two-for-one split of its common stock. The split was affected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004. All share and per share information presented in this Annual Report on Form 10-K has been retroactively restated to reflect the effect of this split.

The Company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol DHR. On February 25, 2005, there were approximately 2,600 holders of record of the Company’s common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2004			2003
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$48.10	$43.83	$.0125	$34.25	$29.78	$.0125
Second quarter	52.02	44.13	.0150	36.13	32.05	.0125
Third quarter	52.96	47.65	.0150	39.31	32.66	.0125
Fourth quarter	58.90	51.44	.0150	46.18	36.68	.0125

On April 21, 2004, the Board of Directors approved an increase in the quarterly dividend on the Company’s common stock from $.0125 to $.015 per share (on a post-split basis). The payment of dividends by the Company in the future will be determined by the Company’s Board of Directors and will depend on business conditions, the Company’s financial earnings and other factors.

Issuer Purchase of Equity Securities

Repurchases of equity securities during the fourth quarter of 2004 are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
10/1/04–10/31/04(1)	—		$—	—
11/1/04–11/30/04(1)	610	$57.79	—	—
12/1/04–12/31/04(1)	—		$—	—

Total	610	$57.79	—	—

(1)	During the fourth quarter of fiscal 2004, the Company accepted an aggregate of 610 previously issued shares tendered by two employees as payment of the strike price in connection with the exercise of stock options, the gains on which were deferred into the Company’s Executive Deferred Incentive Program. The average price paid per share is based on the closing price of the Company’s common stock as reported on the NYSE on the date of the transaction. None of these transactions were made in the open market.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2004	2003		2002		2001		2000
Sales	$6,889,301	$5,293,876		$4,577,232		$3,782,444		$3,777,777
Operating Profit	1,105,133	845,995	(a)	701,122	(b)	502,011	(b)	552,149
Net earnings before effect of accounting change and reduction of income tax reserves related to previously discontinued operation	746,000	536,834	(a)	434,141	(b)	297,665	(b)	324,213
Net earnings	746,000	536,834	(a)	290,391	(b)	297,665	(b)	324,213
Earnings per share before accounting change and reduction of income tax reserves related to previously discontinued operation
Basic	2.41	1.75	(a)	1.45	(b)	1.04	(b)	1.14
Diluted	2.30	1.69	(a)	1.39	(b)	1.00	(b)	1.11
Earnings per share
Basic	2.41	1.75	(a)	0.97	(b)	1.04	(b)	1.14
Diluted	2.30	1.69	(a)	0.94	(b)	1.00	(b)	1.11
Dividends per share	0.058	0.050		0.045		0.040		0.035
Total assets	8,493,893	6,890,050		6,029,145		4,820,483		4,031,679
Total debt	1,350,298	1,298,883		1,309,964		1,191,689		795,190

(a)	Includes a benefit of $22.5 million ($14.6 million after-tax or $0.05 per share) from a gain on curtailment of the Company’s Cash Balance Pension Plan recorded in the fourth quarter of 2003.
(b)	Includes $69.7 million ($43.5 million after-tax or $0.14 per share) in costs from restructuring charges taken in the fourth quarter of 2001 and a benefit of $6.3 million ($4.1 million after-tax or $0.01 per share) from the reversal of unutilized restructuring accruals recorded in the fourth quarter of 2002.

OVERVIEW

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its audited consolidated financial statements.

OVERVIEW

Danaher Corporation derives its sales from the design, manufacture and marketing of industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions, in three business segments: Professional Instrumentation, Industrial Technologies and Tools & Components.

The Company strives to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services;

•	upper quartile financial performance when compared against peer companies; and

•	upper quartile cash flow generation from operations when compared against peer companies.

To accomplish these goals, the Company uses a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and integrated can affect the Company’s overall growth and operating results. The Company also acquires businesses that it believes can help it achieve the objectives described above.

Danaher is a multinational corporation with global operations and approximately 45% of 2004 sales derived outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

While differences exist among the Company’s businesses, the Company’s markets generally strengthened in the second half of 2003 and remained strong throughout 2004. Consolidated revenues for 2004 increased approximately 30% over 2003. Acquisitions accounted for approximately 18.5% growth, favorable currency translation, primarily as a result of the strengthening of the Euro, contributed approximately 2.5% growth and revenues from existing businesses for the year (defined as businesses that have been part of the Company for each comparable period reported excluding currency effect) contributed 9% growth. During 2004, the Company acquired Radiometer A/S, substantially all of the assets and certain liabilities of the Gendex business of Dentsply International, Inc., and Kaltenbach & Voigt Gmbh (KaVo), which together form the core of a new Medical Technology business. The Medical Technology business, which is included in the Company’s Professional Instrumentation segment, is expected to provide additional sales and earnings growth opportunities for the Company both through growth of its existing products and services and through the potential acquisition of complementary businesses. While the Company continues to see broad-based strength across most of its businesses and end markets, based on current order rates, certain businesses are expected to experience moderating growth in 2005 due to current global economic conditions, a slowing semi-conductor market and more difficult comparisons with the 2004 periods, which were very strong by historical standards.

The Company continues to operate in a highly competitive business environment in most of the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors and the expansion of market opportunities in Asia. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the formation of the Medical Technology business noted above, the Company is devoting significant attention to the successful integration of these acquired businesses into the organization.

Although the Company has a U.S. dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries. Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management. As noted above, the Company benefited from the impact of favorable currency trends in its international businesses during 2004 when compared to 2003. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and profit in the consolidated financial statements. While currency rates continued to produce positive comparisons on a year over year basis, strengthening of the U.S. dollar against other major currencies could adversely impact the Company’s results of operations.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the past three years:

	For the years ended December 31 ($ in millions)
	2004	2003	2002
Professional Instrumentation	$2,915.7	$1,916.0	$1,676.1
Industrial Technologies	2,667.3	2,180.7	1,709.0
Tools & Components	1,306.3	1,197.2	1,192.1

Total	$6,889.3	$5,293.9	$4,577.2

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. As of December 31, 2004, Professional Instrumentation was Danaher’s largest segment and encompassed three strategic businesses, Environmental, Electronic Test, and Medical Technology. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection systems; critical care diagnostic instruments and a wide range of products used by dental professionals.

Professional Instrumentation Selected Financial Data

Operating Performance

	For the years ended December 31 ($ in millions)
	2004	2003	2002
Sales	$2,915.7	$1,916.0	$1,676.1
Operating profit	544.0	357.5	298.2
Operating profit as a % of sales	18.7%	18.7%	17.8%

Components of Sales Growth

	2004 vs. 2003	2003 vs. 2002
Existing businesses	8.5%	1.0%
Acquisitions	39.5%	8.0%
Impact of foreign currency	4.0%	5.5%

Total	52.0%	14.5%

2004 COMPARED TO 2003

Segment Overview

Sales of the Professional Instrumentation segment increased approximately 52% in 2004 compared to 2003, largely as a result of sales from acquired businesses, which contributed approximately 39.5% of the overall increase. Sales from existing businesses for this segment contributed approximately 8.5% growth compared to 2003, principally from sales increases in the environmental and electronic test and measurement businesses. Price increases, which are included in sales from existing businesses, contributed less than 1% to overall sales growth compared to 2003. Favorable currency translation impact accounted for approximately 4% of the overall sales increase.

Operating profit margins for the segment were 18.7% in 2004, flat compared to 2003. Operating profit margin improvements in the Company’s existing operations were offset by the lower operating margins of acquired businesses, primarily KaVo, which diluted segment margins by approximately 200 basis points compared with 2003. The Company continues to pursue on-going cost reductions through application of the Danaher Business System and low-cost region sourcing and production initiatives which are expected to further improve operating margins at both existing and newly acquired businesses in future periods.

Business Overview

Environmental. Sales from the Company’s environmental businesses, representing approximately 49% of segment sales in 2004, increased approximately 16% in 2004 compared to 2003. Acquisitions accounted for approximately 3% growth, sales from existing businesses provided 9% growth and favorable currency translation provided 4% growth.

Sales were positively impacted by continued strength in the Gilbarco Veeder-Root retail petroleum equipment business. Gilbarco Veeder-Root delivered low double-digit growth rates for the full year 2004, but slowed to a mid-single digit growth rate on a comparable basis during the fourth quarter of 2004 compared to the fourth quarter of 2003 as a result of comparisons with the higher sales levels that began in the fourth quarter of 2003. In addition, growth rates for the first quarter of 2004 benefited from the comparison to the softness experienced in the first quarter of 2003 prior to the Iraq war. Strength in sales of retail automation and leak-detection equipment in the U.S., Europe and China were the primary drivers of the growth from existing businesses. Year-over-year growth rates in this business are expected to continue slowing in early 2005 as a result of the significant sales growth experienced in early 2004.

Hach/Lange’s sales growth from existing businesses also contributed to the increase with high single-digit growth. Hach/Lange achieved higher- than-market growth in both the laboratory and process instrumentation markets in both the U.S. and, to a lesser extent, Europe, and also experienced continued strength in China. The Company’s Hach Ultra Analytics business reported accelerated growth in the second half of 2004 driven by strong U.S. and Asian sales. The business continues to benefit from strength in the electronics and food and beverage end markets. The acquisition of Trojan Technologies in November 2004 establishes the business line’s drinking and waste water disinfection market position and is expected to generate approximately $100 million in incremental sales for the business in 2005.

Electronic Test. Electronic test sales, representing approximately 28% of segment sales in 2004, grew 19.5% during 2004 compared to 2003. Acquisitions accounted for approximately 7.5% growth, revenues from existing businesses provided 8.5% growth and favorable currency translation provided 3.5% growth.

Year-over-year growth rates in the second half of 2004 (on a days-adjusted basis) declined somewhat from the rates reported in the first half of 2004. The decline is the result of lapping stronger sales quarters which began for this business in the second half of 2003 as well as a result of the expiration of a multi-year resale agreement relating to a low-margin product line. Growth resulted from strength in the U.S. industrial channel, the European electrical channel and overall strong growth in China. The Company’s network-test business achieved 20% growth during the year, reflecting continued strength in network analysis, copper and fiber equipment sales and strong enterprise market share gains. The business also benefited from delivery of a large order in the fourth quarter of 2004 for test equipment to service a telecommunication customer’s next generation service offerings.

Medical Technology. Medical technology represented approximately 23% of segment sales in 2004. All of this sales growth represents acquisition related growth as this line of business was established in 2004 with the acquisitions of Radiometer, Gendex and KaVo. Radiometer’s critical care diagnostics business experienced growth across all major geographies, driven by strong instrument placements and related accessory sales. Radiometer’s high single digit sales growth was somewhat offset by the KaVo and Gendex dental unit business, which was impacted by significant pre-acquisition sales incentive programs in the United States and Japan implemented by the former owners.

2003 COMPARED TO 2002

Segment Overview

Sales of the Professional Instrumentation segment increased 14.5% in 2003 compared to 2002. Acquisitions provided an 8.0% increase in segment sales due primarily to the acquisitions of Gilbarco and Raytek in 2002 as well as the impact of several smaller acquisitions. Sales from existing businesses for this segment were up approximately 1.0% in 2003 compared to 2002, principally from sales increases in the Company’s environmental businesses. Prices were essentially flat compared to 2002. Favorable currency translation impact generated 5.5% growth in 2003 compared to 2002.

Operating profit margins for the segment were 18.7% in 2003 compared to 17.8% in 2002. Operating profit margins for 2002 included approximately 40 basis points of benefit associated with gains on the sale of real estate and adjustments to the restructuring reserves established in 2001. The overall improvement in operating profit margins was driven primarily by ongoing cost reductions associated with the Company’s DBS initiatives completed during 2003 and margin improvements in recently acquired businesses.

Business Overview

Environmental. Sales from the Company’s environmental businesses, representing approximately 65% of segment sales in 2003, increased approximately 15.5% in 2003 compared to 2002. Acquisitions completed in 2002 and 2003 accounted for approximately 7.5% growth, sales from existing businesses provided 2% growth and favorable currency translation provided 6% growth.

Operations were impacted by strength in the second half of 2003 in the Gilbarco Veeder-Root retail petroleum equipment business, resulting in part from market-share gains in the U.S. due to the addition of a number of distributors as a result of financial difficulties of a competitor. Increased sales to high-volume retailers and strong year-end purchasing activity from major oil companies with respect to both retail automation and environmental systems also contributed to the strength in the second half of 2003. Sales from existing businesses in the Company’s water quality businesses also contributed to the increase as strength in laboratory instrumentation sales in Europe was partially offset by softness in the U.S. laboratory instrumentation and ultrapure markets due to weakness in the semiconductor and electrical assembly markets and due to several large contracts in 2002 not repeating in 2003.

Electronic Test. Electronic test sales, representing approximately 35% of 2003’s segment sales, grew 13% during 2003 compared to 2002. Acquisitions, principally the Raytek Corporation acquisition, completed in August 2002, provided 9% growth, which includes strong sales of Raytek’s non-contact temperature measurement and thermal imaging products. Favorable currency translation provided 5% growth. These factors were partially offset by an approximate 1% decline in sales from existing businesses due primarily to softness in telecommunications and data network markets. The Company’s network-test business strengthened in the second half of 2003, compared to the first half of 2003, to post low-single digit declines for the year.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by original equipment manufacturers (OEMs) into various end-products and systems, as well by customers and systems integrators into production and packaging lines. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, Motion and Product Identification, and three focused niche businesses: Power Quality, Aerospace and Defense, and Sensors & Controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; safety devices; and electronic and mechanical counting and controlling devices.

Industrial Technologies Segment Selected Financial Data

Operating Performance

	For the years ended December 31, ($ in millions)
	2004	2003	2002
Sales	$2,667.3	$2,180.7	$1,709.1
Operating profit	393.5	316.8	242.3
Operating profit as a % of sales	14.8%	14.5%	14.2%

Components of Sales Growth

	2004 vs. 2003	2003 vs. 2002
Existing businesses	9.0%	3.0%
Acquisition	10.5%	20.0%
Impact of foreign currency	3.0%	4.5%

Total	22.5%	27.5%

2004 COMPARED TO 2003

Segment Overview

Sales of the Industrial Technologies segment increased approximately 22.5% in 2004 compared to 2003. Sales from existing businesses for this segment contributed approximately 9% to the overall growth compared to 2003, driven by sales increases in all businesses with particularly strong sales increases in the Company’s motion businesses. Price increases, which are included in sales from existing businesses, were negligible compared to 2003. Acquisitions contributed approximately 10.5% to the growth during the year driven in large part by acquisitions within the Company’s product identification business. The impact of favorable currency translation generated approximately 3% growth compared to 2003.

Operating profit margins for the segment were 14.8% in 2004 compared to 14.5% in 2003. The overall improvement in operating profit margins for 2004 was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives and reductions in manufacturing costs through low-cost region sourcing and production initiatives implemented during 2004 and 2003. Margin improvements were partially offset by lower margins associated with the start-up stage of new business initiatives with certain OEMs in the Company’s motion business.

Business Overview

Motion. Sales in the Company’s motion businesses, representing approximately 36% of 2004’s segment sales, grew 20% in 2004 compared to 2003, as sales from existing businesses contributed 13% to the overall reported growth, acquisitions provided growth of 3.5% and favorable currency translation effects provided 3.5% growth.

The growth in sales from existing businesses continued to be broad-based, both geographically and across the markets served. The North American market for direct drive products, and the worldwide semiconductor and flat-panel display markets demonstrated particular strength during 2004 and contributed significantly to the businesses’ overall growth. Some general signs of softening in the semiconductor and electronic assembly end markets served by the motion businesses have tempered management’s growth expectations with respect to these businesses for 2005. The business has experienced a significant increase in sales associated with electric vehicle projects won in prior periods and believes it has captured market share in 2004 as many motion control applications have shifted to the use of AC motor technology solutions. The Company’s linear actuator product businesses continued to grow in 2004, primarily resulting from strong market growth for ball screw and gearbox product offerings in both North America and Europe. Growth rates in 2005 are expected to decline from the rates experienced in 2004 as the business begins to compare against these very strong 2004 sales levels and also because of the softening in the semiconductor and electronic assembly end markets referred to above.

Product Identification. The product identification business accounted for approximately 25% of segment revenues in 2004. For 2004, product identification revenues grew 38.5% compared to 2003, with acquisitions providing 29% growth, favorable currency impacts of approximately 3.5%, and sales from existing operations providing 6% growth.

Growth in sales from existing businesses was broad-based across the product portfolio. The growth was driven by strong equipment sales, primarily continuous ink-jet printer sales in China and North America, but increasingly in the laser, thermal transfer overprint and binary array product offerings. Year-over-year growth rates for the second half of 2004 were somewhat lower compared with the growth rates in the first half of 2004 reflecting the normalization of revenues associated with the 2003 Willett acquisition as well as continued integration activities related to recent acquisitions. The newly acquired reading and scanning business also experienced growth, primarily from systems installation projects with the United States Postal Service. The January 2005 acquisition of Linx Printing Technologies PLC, a UK-based coding and marking business adds new distribution channels in key markets such as Germany, Japan and the United States. Linx had revenues of approximately $93 million in 2004.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 16% sales growth in 2004, primarily from high-single digit growth from existing businesses, largely attributable to the Company’s Sensors & Controls and Aerospace & Defense businesses, and to a lesser extent due to the impact of acquisitions in the Company’s Aerospace and Defense businesses.

2003 COMPARED TO 2002

Segment Overview

Sales of the Industrial Technologies segment increased 27.5% in 2003 compared to 2002. The fourth quarter 2002 acquisition of Thomson Industries and the 2003 acquisition of Willett International Limited (“Willett”), together with several other smaller acquisitions provided a 20.0% increase in segment sales. This increase was in addition to an approximate 4.5% favorable currency translation impact. Sales from existing businesses for this segment were up approximately 3.0% in 2003 compared to 2002, principally from sales increases in the motion, and product identification businesses. Prices were essentially flat in 2003 compared to 2002.

Operating profit margins for the segment were 14.5% in 2003 compared to 14.2% in 2002. Operating profit margins for 2002 included approximately 40 basis points of benefit associated with gains on the sale of real estate and adjustments to the restructuring reserves established in 2001. The overall improvement in operating profit margins was driven primarily by on-going cost reductions associated with the Company’s DBS initiatives completed during 2003, and margin improvements in recently acquired businesses, which typically have higher cost structures than the Company’s existing operations.

Business Overview

Motion. Sales in the Company’s motion businesses, representing approximately 37% of 2003’s segment sales, grew 33% in 2003 compared to 2002, as acquisitions provided growth of 21% (primarily from the Thomson Industries acquisition in the fourth quarter of 2002) and favorable currency translation effects provided 8% growth to drive this increase. The existing businesses’ sales accounted for 4% growth, reflecting share gains in certain of its end markets, including electric vehicles and direct drives, partially offset by year-over-year low-single digit declines in the Company’s linear actuator product businesses resulting from integration of the sales channels associated with the Thomson acquisition. The Company’s linear actuator businesses showed low-single digit growth in the fourth quarter which represented the first quarter of growth for this business in 2003, due to increased shipments for military programs as well as increased sales to the Company’s distribution network.

Product Identification. In February 2002, the Company established its Product Identification business with the acquisition of Videojet Technologies. In January 2003 Willett was added to this business and Accu-Sort Systems, Inc. was acquired in November 2003. The Product Identification business accounted for approximately 22% of segment sales in 2003. For 2003, Product Identification sales grew 65% compared to 2002, with the Willett and Accu-Sort acquisitions providing 55% growth, favorable currency impacts of approximately 5%, and existing operations providing 5% growth, based largely on broad based equipment sales increases.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed high-single digit sales growth in 2003, primarily from acquisitions in the Company’s Aerospace and Defense and Sensors and Controls businesses.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; custom-designed headed tools and components; and high-quality precision socket screws, fasteners, and miniature precision parts.

Tools & Components Selected Financial Data

	For the years ended December 31, ($ in millions)
	2004	2003	2002
Sales	$1,306.3	$1,197.2	$1,192.1
Operating profit	198.3	173.8	181.4
Operating profit as a % of sales	15.2%	14.5%	15.2%

Components of Sales Growth

	2004 vs. 2003	2003 vs. 2002
Existing businesses	9.5%	0.5%
Divestiture	(0.5)%	—
Impact of foreign currency	—	—

Total	9.0%	0.5%

2004 COMPARED TO 2003

Sales in the Tools & Components segment grew 9% in 2004 compared to 2003. Sales volumes from existing businesses contributed 9.5% and were offset slightly by the impact of a small divestiture during the year. There were no acquisitions in this segment during either 2004 or 2003. Price increases, which are included in sales from existing businesses, contributed less than 1% to reported revenue. Currency impacts on revenues were negligible. Sales in the Mechanics Hand Tools business, representing approximately two-thirds of segment sales in 2004, grew approximately 8.5% for the year, driven primarily by increases in sales from the group’s retail hand tool product lines, mobile distribution business and industrial distribution businesses. Sell-through at the group’s major retail customer was in line with the group’s sales to this customer during the period. The Company’s Matco business grew at low double-digit rates for 2004 which the Company believes outpaced the overall market growth. The Company’s engine retarder and chuck businesses also experienced low double-digit growth rates. The other niche businesses within the segment also experienced mid to high-single digit growth rates during 2004.

Operating profit margins for the segment were 15.2% in 2004 compared to 14.5% in 2003. This improvement was driven by leverage on increased sales volume and the impact of cost reduction programs implemented in 2003 and 2004 offset partially by increases in price and surcharges related to steel purchases incurred in the third quarter. Price increases have been implemented to recover a portion of the increase in raw material costs. The Company announced a plant closing in the fourth quarter of 2004 which reduced overall operating profit for 2004 by about $5 million. Completing the plant closure is expected to cost approximately $6 million in 2005 and as a result there will be minimal benefit to operating margins from this closure in 2005. The Company does not expect this closure to have a positive contribution to earnings until 2006.

2003 COMPARED TO 2002

Sales in the Tools & Components segment grew approximately 0.5% in 2003. All of this growth represents growth in sales volume from existing businesses, as there were no acquisitions in this segment during either 2002 or 2003. Price and currency impacts on sales were negligible. Mechanics Hand Tools sales, representing approximately two-thirds of segment sales in 2003, grew approximately 3.5% for the year, driven primarily by increases in sales from the group’s retail hand tool product lines which rebounded in the second half of 2003 as sales to the group’s largest customer strengthened through the third and fourth quarters of 2003. In addition, both the Company’s Matco and Asian distribution channels showed growth for 2003. Offsetting these increases was a net sales decline in the segment’s niche businesses, as weakness in shipments of truck and industrial boxes, drill chucks and pole-line hardware driven by weak end markets and increased competition from low-cost competitors was partially offset by revenue gains in the Company’s wheel service equipment product lines. Also, sales of diesel engine retarders fell during 2003, reflecting decreased end-user demand as compared to 2002. In 2002, the business experienced an inventory build-up by customers in advance of regulatory changes implemented in 2002.

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

GROSS PROFIT

	For the years ended December 31, ($ in millions)
	2004	2003	2002
Sales	$6,889.3	$5,293.9	$4,577.2
Cost of sales	3,996.6	3,154.8	2,791.2
Gross profit	$2,892.7	$2,139.1	$1,786.0
Gross profit margin	42.0%	40.4%	39.0%

Gross profit margins for 2004 improved 160 basis points to 42.0% compared to 40.4% in 2003. This improvement results primarily from leverage on increased sales volume. In addition, gross profit margins were impacted by generally higher gross profit margins in businesses acquired (principally Radiometer) and the ongoing cost improvements in existing business units driven by the Company’s Danaher Business System processes and low-cost region sourcing and production initiatives. Increases in cost and surcharges related to steel purchases partially offset these improvements. While gross profit margins improved in 2004 for the reasons stated above, these improvements could be negatively affected in future periods by higher raw material costs and supply constraints resulting from the improved overall economy or by any significant slowdown in the economy. As indicated above, price increases have been implemented to recover some of the increases in raw material costs experienced in 2004.

Gross profit margin for 2003 was 40.4%, an increase of 140 basis points compared to 39.0% in 2002. This increase results from the benefits of the 2001 restructuring program, on-going cost improvements in existing business units driven by the Company’s Danaher Business System processes, generally higher gross profit margins in businesses acquired, cost reductions in business units acquired during the first quarter of 2002 and the leverage created from higher revenues during the year. The Company’s restructuring program announced in the fourth quarter of 2001 was estimated to have provided approximately $38 million of savings to the full year 2003 when compared against the 2001 period and $19 million when compared against the 2002 period. This restructuring was complete at the beginning of 2003.

OPERATING EXPENSES

	For the years ended December 31, ($ in millions)
	2004	2003	2002
Sales	$6,889.3	$5,293.9	$4,577.2
Selling, general and administrative expenses	1,795.7	1,316.4	1,097.4
SG&A as a % of sales	26.1%	24.9%	24.0%

In 2004, selling, general and administrative expenses were 26.1% of sales, an increase of 120 basis points from 2003 levels. This increase is due primarily to additional spending to fund growth opportunities and cost reduction opportunities throughout the Company, the impact of newly acquired businesses (principally Radiometer and KaVo) and their higher relative operating expense structures, and the increased proportion of sales derived from the Company’s international operations which generally have higher operating expense structures compared to the Company as a whole.

In 2003, selling, general and administrative expenses were 24.9% of sales, an increase of 90 basis points from 2002 levels. This increase is due primarily to additional spending to fund growth opportunities throughout the Company, as well as the impact of newly acquired businesses and their higher relative operating expense structures.

GAIN ON PENSION PLAN CURTAILMENT

The Company recorded a curtailment gain in 2003 as a result of freezing substantially all associates’ ongoing participation in its Cash Balance Plan effective December 31, 2003. The gain totaled $22.5 million ($14.6 million after tax, or $0.05 per share) and represents the unrecognized benefits associated with prior plan amendments that were being amortized into income over the remaining service period of the participating associates prior to freezing the plan. As discussed in more detail below, the Company will continue recording pension expense related to this plan, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan prior to the above curtailment.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $55 million in 2004 was approximately $4 million lower than the corresponding 2003 period. The decrease in interest expense is due primarily to the cessation of amortization of deferred financing costs related to the Company’s LYONS, offset slightly by the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s $406.8 million of 6.25% Eurobond notes due 2005.

Interest expense of $59 million in 2003 was approximately $5 million higher than the corresponding 2002 period. The increase in interest expense was due primarily to the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s Eurobond notes due 2005 partially offset by reduced debt levels resulting from net repayments of approximately $146 million of outstanding indebtedness during 2003.

Interest income of $7.6 million, $10.1 million and $10.3 million was recognized in 2004, 2003 and 2002, respectively. Average invested cash balances decreased in 2004 compared with the levels of 2003 due to employing these cash balances to complete several acquisitions. The decline in interest income as a result of these lower invested cash balances was partially offset by the Company maintaining a higher proportion of available cash in international markets which have higher overall interest rates and higher short-term rates in 2004. Average invested cash balances grew during 2002 and 2003, but have been largely offset by lower average interest rates earned on these deposits.

INCOME TAXES

The Company’s effective tax rate may be affected by business acquisitions and dispositions, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations are reflected in the period in which they occur. The Company’s effective tax rate differed from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2004, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $1.6 billion. The American Jobs Creation Act of 2004 (the Act) provides the Company with an opportunity to repatriate up to $500 million of foreign earnings during 2005 at an effective US tax rate of 5.25%. At the present time, the Company has no intention to repatriate any foreign earnings under the provisions of the Act. The company will continue to re-evaluate its position throughout the year, especially if there are changes or proposed changes in foreign tax laws or in the US taxation of international businesses.

The 2004 effective tax rate of 29.5% was 3.1% lower than the 2003 effective rate, mainly due to the effect of a higher proportion of non-U.S. earnings in 2004 compared to 2003 as well as the impact of changes made to the Company’s international tax structure, primarily related to the acquisition and integration of Radiometer and KaVo during 2004. The Company expects to further reduce its effective tax rate for 2005 to 27.5% reflecting the continuing benefit of deriving an increasing proportion of the Company’s earnings from international operations.

The 2003 effective tax rate of 32.6% was 1.4% lower than the 2002 effective rate, mainly due to the effect of a higher proportion of foreign earnings in 2003 compared to 2002 and the impact of additional research and experimentation credits available to reduce the U.S. tax liabilities.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company believes that is has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which the Company’s earnings and/or deductions are realized may differ from current estimates.

INFLATION

The effect of inflation on the Company’s operations has been minimal in 2004, 2003, and 2002.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and credit risk, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. The value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2004, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $13 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, interest rate swap agreements and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and its interest rate swap agreements with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit standing of the counter party financial institutions. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and obtains collateral or other security when appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	For the years ended, December 31, ($ in millions)
	2004	2003	2002
Total operating cash flows	$1,033.2	$861.5	$710.3

Purchases of property, plant and equipment	(115.9)	(80.3)	(65.4)
Cash paid for acquisitions	(1,591.7)	(312.3)	(1,158.1)
Other sources	74.0	24.5	79.0

Net cash used in investing activities	(1,633.6)	(368.1)	(1,144.5)

Proceeds from the issuance of common stock	45.9	50.5	512.1
Proceeds (repayments) of borrowings, net	(66.3)	(145.5)	17.7
Dividends paid	(17.7)	(15.3)	(13.5)

Net cash provided by (used in) financing activities	(38.1)	(110.3)	516.3

•	Operating cash flow, a key source of the Company’s liquidity was $1,033 million for 2004, an increase of $172 million, or approximately 20% as compared to 2003. Earnings growth contributed $209 million to the increase in operating cash flow in 2004 compared to 2003, which was somewhat offset by year-over-year changes in working capital as discussed below.

•	As of December 31, 2004, the Company held approximately $609 million of cash and cash equivalents.

•	Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired thirteen companies and product lines during 2004 for total consideration of approximately $1.6 billion in cash, including transaction costs.

•	The Company’s Eurobond notes mature July 2005. The Company currently anticipates that at maturity the Eurobond notes will be satisfied from available cash, through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was $1,033 million for 2004, an increase of $172 million, or approximately 20% as compared to 2003. Earnings growth contributed $209 million to the increase in operating cash flow in 2004 compared to 2003. In addition, additional deferred taxes related to 2004’s earnings contributed approximately $19 million to the change in operating cash flows and depreciation and amortization contributed approximately $23 million to the improvement in cash flow on a year-over year basis. Operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, unfavorably impacted the year-over-year comparison between 2004 and 2003 as accounts receivable increased to support the higher sales the company experienced in 2004. Operating working capital still made an overall positive contribution to operating cash flow during 2004 due to continued emphasis on inventory management. Inventory levels decreased approximately $65 million in 2004 versus 2003 reflecting these efforts in both newly acquired businesses as well as the Company’s existing operations. These improvements were partially offset by increases in prepaid expenses associated with the timing of payments for certain of the Company’s benefit programs, including 401(k) and employee health plan contributions.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition.

Investing Activities

Net cash used in investing activities was $1.6 billion in 2004 compared to approximately $368 million of net cash used in 2003. Gross capital spending of $116 million for 2004 increased $36 million from 2003, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region manufacturing initiatives, new products and other growth opportunities.

Net cash used in investing activities was $368 million in 2003 compared to approximately $1.1 billion of net cash used in 2002. Gross capital spending of $80 million for 2003 increased $15 million from 2002, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region sourcing initiatives. Capital expenditures are made primarily for increasing capacity, replacement of equipment and improving information technology systems. In 2005, the Company expects capital spending of approximately $150 million, although actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $31 million and $13 million of cash proceeds for 2004 and 2003.

In addition, as discussed below, the Company completed several business acquisitions and divestitures during 2004, 2003 and 2002. All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the accompanying Consolidated Financial Statements.

2004 Acquisitions

In January 2004, the Company acquired all of the share capital in Radiometer S/A for approximately $684 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003. In addition, the Company assumed $66 million of debt in connection with the acquisition. Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily used in hospital applications. The Company also provides consumables and services for its instruments. Radiometer is a worldwide leader in its served markets, and has total annual sales of approximately $300 million.

In May 2004, the Company acquired all of the outstanding stock of KaVo for approximately €350 million (approximately $412 million) in cash, including transaction costs and net of $45 million in acquired cash. KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment. This acquisition, combined with Radiometer and a smaller dental equipment business acquired earlier in 2004 are included in the Company’s Medical Technology line of business.

In the fourth quarter of 2004, the Company acquired, pursuant to a tender offer announced on October 1, 2004, all of the outstanding shares of Trojan Technologies, Inc. for aggregate consideration of approximately $185 million in cash, including transaction costs and net of $23 million in acquired cash. In addition, the Company assumed $4 million of debt in connection with the acquisition. Trojan is a leader in the ultraviolet disinfection market for drinking and wastewater applications and has annual revenues of approximately $115 million.

In addition to Radiometer, KaVo and Trojan, the Company acquired ten smaller companies and product lines during 2004 for total consideration of approximately $311 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in markets such as medical technology, electronic test, motion, environmental, product identification, sensors and controls, and aerospace and defense. These companies were all acquired to complement existing businesses or as additions to the newly formed Medical Technology line of business within the Professional Instrumentation segment. The aggregate annual sales of these acquired businesses is approximately $280 million.

In addition, the company sold a business that was part of the Tools & Components segment during 2004. This business was insignificant to reported sales and earnings. Proceeds from this sale have been included in proceeds from divestitures in the accompanying consolidated Statements of Cash Flows. The pre-tax gain on the sale of approximately $1.5 million is included in gain on sale of real estate and other assets in the accompanying Consolidated Statements of Earnings.

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

These companies were all acquired to complement existing business units of the Professional Instrumentation or Industrial Technologies segments. The aggregated annual revenue of the acquired businesses is approximately $361 million and each of these twelve companies individually has less than $125 million in annual revenues. In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds. No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Statements of Cash Flows.

2002 Acquisitions

On February 25, 2002, the Company completed the divestiture of API Heat Transfer, Inc. to an affiliate of Madison Capital Partners for approximately $63 million (including $53 million in net cash and a note receivable in the principal amount of $10 million), less certain liabilities of API Heat Transfer, Inc. paid by the Company at and subsequent to closing. On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies, from Marconi plc in a stock acquisition, for approximately $400 million in net cash including transaction costs. On February 4, 2002, the Company acquired 100% of Viridor Instrumentation Limited from the Pennon Group plc in a stock acquisition, for approximately $137 million in net cash including transaction costs. On February 1, 2002, the Company acquired 100% of Marconi Commerce Systems, formerly known as Gilbarco, from Marconi plc in a stock acquisition, for approximately $309 million in cash including transaction costs (net of $17 million of acquired cash). On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next six years, and contingent consideration with a current maximum payout of $45 million based on the future performance of Thomson through December 31, 2005. In addition, during the year ended December 31, 2002, the Company acquired eight smaller companies, for total consideration of approximately $166 million in net cash including transaction costs.

Recent Acquisition Developments

In January 2005, the Company acquired, pursuant to a tender offer announced on October 6, 2004, approximately 99% of the outstanding shares of Linx Printing Technologies PLC, a publicly-held United Kingdom company operating in the product identification market. The Company intends to acquire the remaining outstanding shares through the compulsory acquisition provisions of the applicable UK Companies legislation. Once all of the outstanding shares are acquired, it is expected that the total consideration for such shares will be approximately $171 million in cash, including estimated transaction costs and net of cash acquired. Linx complements the Company’s product identification businesses and has annual revenue of approximately $93 million.

Financing Activities and Indebtedness

Financing activities used cash of $38 million during 2004 compared to $110 million used during 2003. The reduction in cash used in financing activities was directly related to lower levels of required principal repayments under the Company’s outstanding debt obligations between periods.

Total debt increased to $1,350 million at December 31, 2004, compared to $1,299 million at December 31, 2003. This increase was due primarily to change in the U.S Dollar/Euro exchange rates and the resulting increase in the carrying value of the Company’s Euro denominated debt. The Company borrowed and repaid approximately $130 million in short-term borrowings under an uncommitted financing arrangement to fund the acquisition of KaVo during the second quarter of 2004. All significant debt obligations assumed related to 2004 acquisitions have been repaid.

The Company’s debt financing as of December 31, 2004 was composed primarily of $567 million of zero coupon convertible notes due 2021 Liquid Yield Option Notes or LYONs (“LYONs”), $407 million of 6.25% Eurobond notes due 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above). The Company’s LYONs obligations (described in further detail below) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Substantially all remaining borrowings have interest costs that float with referenced base rates. The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus 0.21% to 0.70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2004.

The Company’s Eurobond notes due in 2005 have been classified as a current obligation in the accompanying consolidated balance sheet since the maturity date is within one year from December 31, 2004. The Company currently anticipates that at maturity the Eurobond notes will be satisfied from available cash, through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375%. Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2004, the accreted value of the outstanding LYONs was $47 per share which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company. These notes were redeemed for cash. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The Company has not and is not currently required to pay contingent interest under this agreement. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

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

Aggregate cash payments for dividends during 2004 were $17.7 million.

Cash and Cash Requirements

As of December 31, 2004, the Company held approximately $609 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of December 31, 2004, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. In addition, as of the date of this Form 10-K, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required and to pay dividends to shareholders. In order to meet these cash requirements, the Company generally intends to use available cash and internally generated funds. The Company currently anticipates that any additional acquisitions consummated during 2005 would be funded from available cash and internally generated funds and, if necessary, through the establishment of a commercial paper program, through borrowings under its credit facilities, under uncommitted lines of credit or by accessing the capital markets. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Where local restrictions prevent an efficient inter-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed.

Pension Fund Assets and Liabilities

Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s pension fund assets decreased below the accumulated benefit obligation due to the participants in the plan. As a result, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a minimum pension liability reduction of $6.9 million (net of tax expense of $3.7 million) at December 31, 2004. The minimum pension liability is calculated as the difference between the actuarially determined accumulated benefit obligation and the value of the plan assets as of September 30, 2004 (see Note 8 to the consolidated financial statements for the year ended December 31, 2004 for additional information). This adjustment results in a direct credit to stockholders’ equity and does not immediately impact net earnings, but is included in other comprehensive income. Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in such calculations. These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. The Company used a 5.75% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2004, which represented a decrease in the discount rate of 0.25% from the rate used at December 31, 2003. A further 25 basis point reduction in the discount rate would have increased the after-tax minimum pension liability approximately $14 million from the amount recorded in the financial statements at December 31, 2004.

For 2004, the Company estimated the expected long-term rate of return assumption at 8.5% which is consistent with the rate used in 2003. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The plan maintains between 60% to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Pension expense for this plan for the year ended December 31, 2004 was approximately $4.3 million (or $3.0 million on an after-tax basis), compared with $8.5 million (or $5.7 million on an after-tax basis and excluding the $22.5 million gain on curtailment recognized in 2003) for this plan in 2003. If the expected long-term rate of return on plan assets was reduced by an additional 50 basis points, pension expense for 2004 would have increased approximately $2.4 million (or $ 1.7 million on an after-tax basis). The Company intends on lowering the assumed rate of return on plan assets to 8.0% for 2005. The Company was not statutorily required to make contributions to the plan in 2004 and anticipates there will be no statutory funding requirements for the defined benefit plan in 2005.

CONTRACTUAL OBLIGATIONS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2004 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	1,331.3	422.5	80.4	251.4	577.0
Capital Lease Obligations (b)	19.0	2.3	5.0	5.6	6.1

Total Long-Term Debt	1,350.3	424.8	85.4	257.0	583.1
Interest Payments on Long-Term Debt	352.0	34.5	36.8	16.5	264.2
Operating Lease Obligations (c)	252.0	58.0	83.0	52.0	59.0

Other:
Purchase Obligations (d)	34.7	26.4	8.3	—	—
Other Liabilities Reflected on the Company’s Balance Sheet Under GAAP (e)	1,911.9	1,165.5	193.1	130.0	423.3

Total	$3,900.9	$1,709.2	$406.6	$455.5	$1,329.6

(a)	As described in Note 7 to the Consolidated Financial Statements
(b)	Amounts do not include interest payments
(c)	As described in Note 9 to the Consolidated Financial Statements
(d)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(e)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities and deferred compensation liabilities. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these agreements and are largely based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of certain off-balance sheet commercial commitments of the Company.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Standby Letters of Credit and Performance Bonds	$137.1	$95.2	$35.2	$6.3	$0.4
Guarantees	49.2	43.9	1.6	—	3.7
Contingent Acquisition Consideration	95.0	10.0	39.0	46.0	—

Total	$281.3	$149.1	$75.8	$52.3	$4.1

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components for manufacture and for performance under specific manufacturing agreements.

Guarantees reflected in the table above primarily relate to the Company’s Matco subsidiary, which has sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. This program has been used to assist Matco’s customers in obtaining initial start-up financing for their franchise. Amounts outstanding under this program approximated $29 million as of December 31, 2004. The subsidiary accounts for such sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of SFAS No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

In connection with three separate past acquisitions, the Company has entered into agreements with the respective sellers to pay certain amounts in the future as additional purchase price. The Company could pay nothing in the aggregate over the next five years pursuant to these agreements, or a maximum of up to $95.0 million over the next five years depending on the future performance of the respective businesses.

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

Except as described above, the Company has not entered into any off-balance sheet financing arrangements as of December 31, 2004. Also, the Company does not have any unconsolidated special purpose entities as of December 31, 2004.

Other Contingent Liabilities

Certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. In addition to the environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. The ultimate cost of site cleanup is difficult to predict given the factors described above under Item 1. Business—Environmental and Safety Regulations. In addition, the Company is from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. In view of the Company’s financial position and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous material handling practices will not have a material adverse effect on its cash flow or financial condition. In addition, the ongoing cost of compliance with existing environmental laws and regulations has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have, a material adverse effect on the Company’s results of operations, cash flows, capital expenditures, earnings or competitive position.

Certain of the Company’s products are medical devices that are subject to regulation by the FDA and by the counterpart agencies of the foreign countries where the products are sold, as well as federal, state and local regulations governing the storage, handling and disposal of radioactive materials. The Company believes that it is in substantial compliance with these regulations. The Company is also required to comply with various export control and economic sanctions laws. Non-United States governments have also implemented similar export control regulations, which may affect Company operations or transactions subject to their jurisdictions. The Company believes that it is in substantial compliance with applicable regulations governing such export control and economic sanctions laws.

Please refer to Note 10 to the consolidated Financial Statements included in this annual Report for information regarding certain outstanding litigation matters.

In addition, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement and trade secret misappropriation, and litigation and administrative proceedings involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive as well as compensatory damages. While the Company maintains workers compensation, property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that it believes covers a portion of these claims, this insurance may be insufficient or unavailable to protect the Company against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of these litigation matters will not have a materially adverse effect on the Company’s cash flows or financial condition, even before taking into account any related insurance recoveries.

The Company carries significant deductibles and self-insured retentions for workers’ compensation, property, automobile, product and general liability costs, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of such director or officer serving any other entity at the request of the Company, subject to limited exceptions. While the Company maintains insurance for this type of liability, any such liability could exceed the amount of the insurance coverage.

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

Accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings and financial condition.

Inventories. The Company records inventory at the lower of cost or market. The Company estimates the market value of its inventory based on assumptions for future demand and related pricing. Estimating the market value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of the Company’s markets can fluctuate significantly from period to period due to circumstances beyond the Company’s control. As a result, such fluctuations can be difficult to predict. If actual market conditions are less favorable than those projected by management, the Company would be required to reduce the value of its inventory, which would adversely impact the Company’s net earnings and financial condition.

Acquired intangibles. The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, the accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

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

The Company’s annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2004, did not result in an impairment charge. The excess of fair value over carrying value for each of the Company’s reporting units as of October 2, 2004, the annual testing date, ranged from approximately $138 million to approximately $2.6 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease excluding the recently acquired Medical Technology reporting unit, would result in excess fair value over carrying value ranging from approximately $108 million to approximately $2.3 billion for each of the Company’s reporting units.

Purchase accounting. In connection with its acquisitions, the Company formulates a plan related to the future integration of the acquired entity. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company accrues estimates for certain of the integration costs anticipated at the date of acquisition, including personnel reductions and facility closures or restructurings. Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. The Company establishes these accruals based on information obtained during the due diligence process, the Company’s experience in acquiring other companies, and information obtained after the closing about the acquired company’s business, assets and liabilities. The accruals established by the Company are inherently uncertain because they are based on limited information on the fair value of the assets and liabilities of the acquired business as well as the uncertainty of the cost to execute the integration plans for the business. If the accruals established by the Company are insufficient to account for all of the activities required to integrate the acquired entity, the Company would be required to incur an expense, which would adversely affect the Company’s results of operations. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on this assessment of the Company’s internal control over financial reporting. This report dated February 25, 2005 appears on page 34 of this Form 10-K.

Danaher Corporation

February 25, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, that Danaher Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Danaher Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Danaher Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Danaher Corporation and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Baltimore, Maryland

February 25, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited the consolidated balance sheets of Danaher Corporation as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danaher Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed and unqualified opinion thereon.

Ernst & Young LLP

Baltimore, Maryland

February 25, 2005

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 (in thousands)

	2004	2003	2002
Sales	$6,889,301	$5,293,876	$4,577,232
Cost of sales	3,996,636	3,154,809	2,791,175
Selling, general and administrative expenses	1,795,673	1,316,357	1,097,365
Gain on pension plan curtailment	—	(22,500)	—
Gain on sale of real estate and other assets	(8,141)	(785)	(6,157)
Restructuring credits	—	—	(6,273)

Total operating expenses	5,784,168	4,447,881	3,876,110

Operating profit	1,105,133	845,995	701,122
Interest expense	(54,984)	(59,049)	(53,926)
Interest income	7,568	10,089	10,272

Earnings before income taxes	1,057,717	797,035	657,468
Income taxes	311,717	260,201	223,327

Net earnings, before effect of accounting change and reduction of income tax reserves	746,000	536,834	434,141
Reduction of income tax reserves related to previously discontinued operation	—	—	30,000
Effect of accounting change, net of tax, adoption of SFAS No. 142	—	—	(173,750)

Net earnings	$746,000	$536,834	$290,391

Basic net earnings per share:
Net earnings before effect of accounting change and reduction of income tax reserves	$2.41	$1.75	$1.45
Add: Reduction of income tax reserves	—	—	0.10
Less: Effect of accounting change	—	—	(0.58)

Net earnings	$2.41	$1.75	$0.97

Diluted net earnings per share:
Net earnings before effect of accounting change and reduction of income tax reserves	$2.30	$1.69	$1.39
Add: Reduction of income tax reserves	—	—	0.10
Less: Effect of accounting change	—	—	(0.55)

Net earnings	$2.30	$1.69	$0.94

Average common stock and common equivalent shares outstanding:
Basic	308,964	306,792	300,448
Diluted	327,701	323,140	316,964

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)

	2004	2003
ASSETS
Current assets:
Cash and equivalents	$609,115	$1,230,156
Trade accounts receivable, less allowance for doubtful accounts of $78,423 and $64,341	1,231,065	868,097
Inventories	703,996	536,227
Prepaid expenses and other current assets	374,514	307,671

Total current assets	2,918,690	2,942,151
Property, plant and equipment, net	752,966	573,365
Other assets	91,705	32,562
Goodwill	3,970,269	3,064,109
Other intangible assets, net	760,263	277,863

	$8,493,893	$6,890,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$424,763	$14,385
Trade accounts payable	612,066	472,994
Accrued expenses	1,165,457	892,624

Total current liabilities	2,202,286	1,380,003
Other liabilities	746,390	578,840
Long-term debt	925,535	1,284,498
Stockholders’ equity:
Common stock, one cent par value; 1,000,000 shares authorized; 336,946 and 335,388 issued; 308,920 and 307,362 outstanding	3,369	1,677
Additional paid-in capital	1,052,154	999,786
Accumulated other comprehensive income (loss)	116,037	(74,607)
Retained earnings	3,448,122	2,719,853

Total stockholders’ equity	4,619,682	3,646,709

	$8,493,893	$6,890,050

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$746,000	$536,834	$290,391
Reduction of income tax reserves	—	—	(30,000)
Effect of change in accounting principle	—	—	173,750

Net earnings, before effect of accounting change	746,000	536,834	434,141
Depreciation and amortization	156,128	133,436	129,565
Change in trade accounts receivable	(110,007)	1,505	59,030
Change in inventories	65,528	21,061	77,544
Change in accounts payable	65,315	58,209	54,008
Change in accrued expenses and other liabilities	135,616	72,097	27,595
Change in prepaid expenses and other assets	(25,364)	38,402	(71,536)

Total operating cash flows	1,033,216	861,544	710,347

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(115,906)	(80,343)	(65,430)
Proceeds from disposals of property, plant and equipment	30,894	12,926	26,466
Cash paid for acquisitions	(1,591,719)	(312,283)	(1,158,129)
Proceeds from divestitures	43,100	11,648	52,562

Net cash used in investing activities	(1,633,631)	(368,052)	(1,144,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	45,957	50,497	512,105
Dividends paid	(17,731)	(15,326)	(13,516)
Proceeds from debt borrowings	130,000	5,262	37,528
Debt repayments	(196,281)	(150,771)	(19,820)

Net cash provided by (used in) financing activities	(38,055)	(110,338)	516,297

Effect of exchange rate changes on cash	17,429	36,539	21,791

Net change in cash and equivalents	(621,041)	419,693	103,904
Beginning balance of cash and equivalents	1,230,156	810,463	706,559

Ending balance of cash and equivalents	$609,115	$1,230,156	$810,463

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount
Balance, December 31, 2001	157,327	$1,573	$375,279	$1,921,470	$(69,736)
Net earnings for the year	—	—	—	290,391	—	$290,391
Dividends declared	—	—	—	(13,516)	—	—
Sale of common stock	6,900	69	466,936	—	—	—
Common stock issued for options exercised	2,318	23	73,347	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	40,704	40,704
Minimum pension liability (net of tax benefit of $39,637)	—	—	—	—	(76,941)	(76,941)

Balance, December 31, 2002	166,545	1,665	915,562	2,198,345	(105,973)	$254,154

Net earnings for the year	—	—	—	536,834	—	$536,834
Dividends declared	—	—	—	(15,326)	—	—
Amendment of deferred compensation plan, common stock issued for options exercised and restricted stock grants	1,149	12	84,224	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	68,481	68,481
Minimum pension liability (net of tax benefit of $ 19,985)	—	—	—	—	(37,115)	(37,115)

Balance, December 31, 2003	167,694	1,677	999,786	2,719,853	(74,607)	$568,200

Net earnings for the year	—	—	—	746,000	—	$746,000
Dividends declared	—	—	—	(17,731)	—	—
Common stock issued for options exercised and restricted stock grants	1,039	10	54,050	—	—	—
Stock dividend	168,213	1,682	(1,682)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	183,754	183,754
Minimum pension liability (net of tax expense of $3,710)	—	—	—	—	6,890	6,890

Balance, December 31, 2004	336,946	$3,369	$1,052,154	$3,448,122	$116,037	$936,644

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in three business segments: Professional Instrumentation, Industrial Technologies and Tools & Components. Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. As of December 31, 2004, Professional Instrumentation was Danaher’s largest segment and encompassed three strategic businesses, Environmental, Electronic Test, and Medical Technology. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection systems; critical care diagnostic instruments and a wide range of products used by dental professionals. Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by original equipment manufacturers (OEMs) into various end-products and systems, as well by customers and systems integrators into production and packaging lines. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompassed two strategic businesses, Motion and Product Identification, and three focused niche businesses, Aerospace and Defense, Sensors & Controls, and Power Quality. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; safety devices; and electronic and mechanical counting and controlling devices. The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; custom-designed headed tools and precision components.

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

Inventory Valuation—Inventories include the costs of material, labor and overhead. Domestic inventories are stated principally at the lower of cost or market using the last-in, first-out method (LIFO). Inventories held outside the United States are primarily stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives (3 to 35 years) of the depreciable assets.

Other Assets—Other assets include principally noncurrent trade receivables and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, where quoted market prices are not available, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, amortization of recorded goodwill balances ceased effective January 1, 2002. However, amortization of certain intangible assets continues over the estimated useful lives of the identified asset. Amortization expense for all other intangible assets was $26.6 million, $11.1 million, and $8.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. See Notes 2 and 5 for additional information.

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

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Accumulated Other Comprehensive Income—Accumulated other comprehensive income consists of cumulative foreign translation gain (loss) adjustments of $223.2 million, $39.4 million, and $(29.0 million), as of December 31, 2004, 2003, and 2002, respectively and a cumulative minimum pension liability loss adjustment of $107.2 million, (net of $55.9 million tax benefit), $114.1 million (net of $59.6 million tax benefit), and $76.9 million net of $39.6 million tax benefit as of December 31, 2004, 2003 and 2002, respectively. See Note 8.

Accounting for Stock Options—As described in Note 13, the Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.” The Company will be required to adopt the fair value method of accounting for stock options beginning in the third quarter of 2005 (see Note 16 for additional information).

Nonqualified options have been issued at grant prices equal to the fair market value of the underlying security as of the date of grant during all the periods presented. Under APB No. 25, the Company does not recognize compensation costs for options with no intrinsic value at the grant date. The weighted-average grant date fair value of options issued was $16 per share in 2004, $13 per share in 2003, and $14 per share in 2002. The weighted average value of options granted in 2004 was calculated using the Black-Scholes option pricing model and assuming a 3.95% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate.

The following table illustrates the pro forma effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	2004	2003	2002
Net earnings before effect of accounting change and reduction of income tax reserves – as reported	$746,000	$536,834	$434,141

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(28,487)	(26,755)	(20,960)

Pro forma net earnings	$717,513	$510,079	$413,181

Earnings per share before effect of accounting change and reduction of income tax reserves

Basic – as reported	$2.41	$1.75	$1.45
Basic – pro forma	$2.32	$1.66	$1.38

Diluted – as reported	$2.30	$1.69	$1.39
Diluted – pro forma	$2.22	$1.60	$1.33

Stock Split: On April 22, 2004, the Company’s Board of Directors declared a two-for-one split of common stock. The split was effected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this split.

New Accounting Pronouncements—See Note 16.

(2) ACQUISITIONS AND DIVESTITURES:

The Company has completed numerous acquisitions of existing businesses during the years ended December 31, 2004, 2003 and 2002. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic line of business for growth for the Company. All of the acquisitions during this time period have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2003 and 2002 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation. The Company is continuing to evaluate certain outstanding litigation arising prior to the acquisition of Trojan which could modify the preliminary purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company’s acquisition and divestiture activity for the above-noted periods.

In January 2004, the Company acquired all of the share capital in Radiometer S/A for approximately $684 million in cash (net of $77 million in acquired cash), including transaction costs, pursuant to a tender offer announced on December 11, 2003. In addition, the Company assumed $66 million of debt in connection with the acquisition. Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily in hospital applications. Radiometer also provides consumables and services for its instruments. This acquisition resulted in the recognition of goodwill of $445 million primarily related to the anticipated future earnings and cash flow potential and worldwide leadership position of Radiometer in critical care diagnostic instrumentation. Radiometer is a worldwide leader in its served segments, and has total annual sales of approximately $300 million. The results of Radiometer have been included in the Company’s Consolidated Statements of Earnings since January 22, 2004.

In May 2004, the Company acquired all of the outstanding stock of Kaltenbach & Voigt GmbH (“KaVo”) for approximately €350 million (approximately $412 million) in cash, including transaction costs and net of $45 million in acquired cash. KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment. This acquisition resulted in the recognition of goodwill of $82 million primarily related to the anticipated future earnings of KaVo and its leadership position in dental instrumentation. This acquisition, combined with Radiometer and a smaller dental equipment business acquired earlier in 2004, is being included in the Company’s Professional Instrumentation segment in the Medical Technology line of business. The results of KaVo have been included in the Company’s Consolidated Statements of Earnings since May 28, 2004.

In the fourth quarter of 2004, the Company acquired, pursuant to a tender offer announced on October 1, 2004, all of the outstanding shares of Trojan Technologies, Inc. for aggregate consideration of approximately $185 million in cash, including transaction costs and net of $23 million in acquired cash. In addition, the Company assumed $4 million of debt in connection with the acquisition. This acquisition resulted in the recognition of goodwill of $117 million primarily related to the anticipated future earnings. The acquisition is being included in the Company’s Professional Instrumentation Segment in the Environmental business. Trojan is a leader in the ultraviolet disinfection market for drinking and wastewater applications and has annual revenues of approximately $115 million. The results of Trojan have been included in the Company’s Consolidated Statements of Earnings since November 8, 2004.

In addition to Radiometer, KaVo, and Trojan, the Company acquired ten smaller companies and product lines during 2004 for total consideration of approximately $311 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in markets such as medical technology, electronic test, motion, environmental, product identification, sensors and controls and aerospace and defense. These companies were all acquired to complement existing units of the Professional Instrumentation and Industrial Technologies segments. The Company recorded an aggregate of $182 million of goodwill related to these acquired businesses. The aggregate annual sales of these acquired businesses is approximately $280 million and each of these ten companies individually has less than $125 million in annual revenues and was purchased for a purchase price of less than $125 million. In addition, the Company sold a business that was part of the Tools & Components segment during 2004 for approximately $43 million in cash and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Statements of Cash Flows. A gain of approximately $1.5 million ($1.1 million net of tax) was recognized and has been included in gain on sale of real estate and other assets in the accompanying Consolidated Statements of Earnings.

In January 2005, the Company acquired, pursuant to a tender offer announced on October 6, 2004, approximately 99% of the outstanding shares of Linx Printing Technologies PLC, a publicly-held United Kingdom company operating in the product identification market. The Company intends to acquire the remaining outstanding shares through the compulsory acquisition provisions of the applicable UK Companies legislation. Once all of the outstanding shares are acquired, it is expected that the total consideration for such shares will be approximately $171 million in cash, including estimated transaction costs and net of cash acquired. Linx complements the Company’s product identification businesses and has annual revenue of approximately $93 million.

The Company completed twelve business acquisitions during 2003 for total consideration of approximately $312 million in cash including transaction costs and net of cash acquired. The Company also assumed debt with an aggregate fair market value of approximately $45 million in connection with these acquisitions. In connection with one of the 2003 acquisitions, the Company entered into an agreement to pay an additional maximum contingent consideration of up to $36.8 million in November 2008 based on future performance of the acquired business through November 2008. In general, each Company is a manufacturer and assembler of environmental or instrumentation products, in markets such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual revenue of the acquired businesses is approximately $361 million and each of these twelve companies individually has less than $125 million in annual revenues and was purchased for a purchase price of less than $125 million. In addition, the Company sold one facility in connection with a prior acquisition for approximately $11.6 million in net proceeds. No gain or loss was recognized on the sale and the proceeds have been included in proceeds from the divestiture in the accompanying Consolidated Statements of Cash Flows.

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

On February 5, 2002, the Company acquired 100% of Marconi Data Systems, formerly known as Videojet Technologies (“Videojet”), from Marconi plc in a stock acquisition, for approximately $400 million in cash including transaction costs. Videojet is a worldwide leader in the market for non-contact product marking equipment and consumables. The acquisition resulted in the recognition of goodwill of $276 million primarily related to the anticipated future earnings and cash flow potential and worldwide leadership of Videojet in the product marking equipment and consumables market. Videojet represented a new strategic line of business for Danaher and was acquired in a competitive acquisition process. The results of Videojet’s operations have been included in the Company’s Consolidated Statement of Earnings since February 5, 2002.

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

On October 18, 2002, the Company acquired 100% of Thomson Industries, Inc. in a stock and asset acquisition, for approximately $147 million in cash including transaction costs (net of $2 million of acquired cash), an agreement to pay $15 million over the next 6 years, and contingent consideration with a current maximum payout of $45 million based on the future performance of Thomson through December 31, 2005. Thomson is a leading U.S. producer of linear motion control products. The acquisition resulted in the recognition of goodwill of $73 million primarily related to the anticipated future earnings and cash flow potential of Thomson and its leadership in the motion industry. The results of Thomson’s operations have been included in the Company’s Consolidated Statement of Earnings since October 18, 2002.

In addition, during the year ended December 31, 2002, the Company acquired 8 smaller companies, for total consideration of approximately $166 million in cash including transaction costs. These companies were all acquired to complement existing units of the Professional Instrumentation or Industrial Technologies segments. Each of these 8 companies individually has less than $60 million in annual revenues and were purchased for a price of less than $75 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2004, 2003, and 2002 and the individually significant acquisitions discussed above (in thousands):

Overall

	2004	2003	2002
Accounts Receivable	$232,696	$64,794	$214,333
Inventory	224,703	48,366	139,750
Property, Plant and Equipment	224,685	25,163	131,893
Goodwill	825,869	253,503	834,404
Other Intangible Assets, Primarily Customer Relationships, Trade Names and Patents	466,902	48,468	123,226
Accounts Payable	(67,444)	(31,061)	(70,492)
Other Assets and Liabilities, net	(245,826)	(52,342)	(166,849)
Assumed Debt	(69,866)	(44,608)	(48,136)

Net Cash Consideration	$1,591,719	$312,283	$1,158,129

Significant 2004 Acquisitions

	2004
	Radiometer	KaVo	Trojan	All Others	Total
Accounts Receivable	$66,171	$98,539	$35,264	$32,722	$232,696
Inventory	40,997	131,150	10,175	42,381	224,703
Property, Plant & Equipment	86,139	96,566	15,247	26,733	224,685
Goodwill	445,144	81,859	117,172	181,694	825,869
Other Intangible Assets, Primarily Customer Relationships, Trade Names and Patents	207,170	132,595	62,617	64,520	466,902
Account Payable	(21,121)	(10,993)	(16,063)	(19,267)	(67,444)
Other Assets and Liabilities, net	(74,755)	(117,922)	(35,102)	(18,047)	(245,826)
Assumed Debt	(65,923)	—	(3,943)	—	(69,866)

Net Cash Consideration	$683,822	$411,794	$185,367	$310,736	$1,591,719

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

	2004	2003
Net sales	$7,270,316	$6,550,075
Net earnings	738,936	593,906
Diluted earnings per share	2.28	1.86

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within 12 months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred.

While the Company is still finalizing its exit plans with respect to certain of its 2004 acquisitions, it does not anticipate significant changes to the current accrual levels related to any acquisitions completed prior to December 31, 2004.

Accrued liabilities associated with these exit activities include the following (in thousands, except headcount):

	Videojet	Viridor	Gilbarco	Thomson	Radiometer	KaVo	All Others	Total
Planned Headcount Reduction:
Balance December 31, 2001	—	—	—	—	—	—	1,762	1,762
Headcount related to 2002 acquisitions	223	147	640	990	—	—	252	2,252
Headcount reductions in 2002	(217)	(105)	(369)	(54)	—	—	(1,094)	(1,839)
Adjustments to previously provided headcount estimates	—	—	—	—	—	—	(766)	(766)

Balance December 31, 2002	6	42	271	936	—	—	154	1,409
Headcount related to 2003 acquisitions	—	—	—	—	—	—	756	756
Headcount reductions in 2003	(6)	(32)	(181)	(520)	—	—	(757)	(1,496)
Adjustments to previously provided headcount estimates	—	(10)	(34)	(207)	—	—	(27)	(278)

Balance December 31, 2003	—	—	56	209	—	—	126	391
Headcount related to 2004 acquisitions	—	—	—	—	131	325	186	642
Headcount reductions in 2004	—	—	(56)	(209)	(100)	—	(236)	(601)
Adjustments to previously provided headcount estimates	—	—	—	—	—	—	131	131

Balance December 31, 2004	—	—	—	—	31	325	207	563

Involuntary Employee Termination Benefits:
Balance December 31, 2001	$—	$—	$—	$—	$—	$—	$42,766	$42,766
Accrual related to 2002 acquisitions	8,367	3,694	27,322	16,771	—	—	5,665	61,819
Costs incurred in 2002	(6,754)	(2,099)	(11,255)	(230)	—	—	(22,961)	(43,299)
Adjustments to previously provided reserves	—	—	—	—	—	—	(9,351)	(9,351)

Balance December 31, 2002	1,613	1,595	16,067	16,541	—	—	16,119	51,935
Accrual related to 2003 acquisitions	—	—	—	—	—	—	9,073	9,073
Costs incurred in 2003	(1,613)	(1,521)	(9,314)	(5,321)	—	—	(15,341)	(33,110)
Adjustments to previously provided reserves	—	—	—	(7,573)	—	—	(3,529)	(11,102)

Balance December 31, 2003	—	74	6,753	3,647	—	—	6,322	16,796
Accrual related to 2004 acquisitions	—	—	—	—	7,199	21,665	5,159	34,023
Costs incurred in 2004	—	(74)	(5,407)	(2,080)	(2,615)	—	(7,762)	(17,938)
Adjustments to previously provided reserves	—	—	—	—	—	—	2,224	2,224

Balance December 31, 2004	$—	$—	$1,346	$1,567	$4,584	$21,665	$5,943	$35,105

Facility Closure and Restructuring Costs:
Balance December 31, 2001	$—	$—	$—	$—	$—	$—	$26,876	$26,876
Accrual related to 2002 acquisitions	2,166	3,578	3,190	7,582	—	—	20,272	36,788
Costs incurred in 2002	(1,252)	(1,189)	(617)	(1,158)	—	—	(15,210)	(19,426)
Adjustments to previously provided reserves	—	—	—	—	—	—	(9,329)	(9,329)

Balance December 31, 2002	914	2,389	2,573	6,424	—	—	22,609	34,909
Accrual related to 2003 acquisitions	—	—	—	—	—	—	5,676	5,676
Costs incurred in 2003	(770)	(942)	(1,031)	(4,291)	—	—	(12,979)	(20,013)
Adjustments to previously provided reserves	(18)	—	—	2,773	—	—	(3,450)	(695)

Balance December 31, 2003	126	1,447	1,542	4,906	—	—	11,856	19,877
Accrual related to 2004 acquisitions	—	—	—	—	2,231	16,211	3,912	22,354
Costs incurred in 2004	(126)	(1,447)	(573)	(1,347)	(134)	—	(7,382)	(11,009)
Adjustments to previously provided reserves	—	—	—	(50)	—	—	2,436	2,386

Balance December 31, 2004	$—	$—	$969	$3,509	$2,097	$16,211	$10,822	$33,608

The adjustments to previously provided reserves in 2002 related primarily to the acquisition of certain motion businesses in 2000. These adjustments reduced goodwill recorded related to these acquisitions and had no impact on net earnings. In 2003, the adjustments to previously provided reserves relate primarily to the Company’s Thomson acquisition. These reductions related to reserves that were not necessary and reserves associated with facilities that were not closed due to unexpected delays in commencing certain planned integration activities. In 2004, the adjustments to previously provided reserves established severance and facility closure reserves for acquisitions which occurred in late 2003 and for which plans for integrating the businesses were not finalized until 2004. Involuntary employee termination benefits are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are reflected in accrued expenses (See Note 6).

(3) INVENTORY:

The major classes of inventory are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Finished goods	$281,325	$191,494
Work in process	138,261	121,760
Raw material	284,410	222,973

	$703,996	$536,227

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $4.6 million and $5.4 million higher at December 31, 2004 and 2003, respectively.

(4) PROPERTY, PLANT AND EQUIPMENT:

The major classes of property, plant and equipment are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Land and improvements	$55,714	$43,954
Buildings	451,683	326,108
Machinery and equipment	1,260,605	1,142,906

	1,768,002	1,512,968
Less accumulated depreciation	(1,015,036)	(939,603)

	$752,966	$573,365

(5) GOODWILL:

As discussed in Note 2, goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. Danaher has nine reporting units closely aligned with the Company’s strategic lines of business and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Sensors and Controls, Product Identification and Medical Technology. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2002, 2003, and 2004 ($ in millions).

Balance December 31, 2001	$2,177
Attributable to 2002 acquisitions	834
Adjustments due to finalization of purchase price allocations	(67)
Effect of foreign currency translation	33
Write down associated with Power Quality Business	(200)

Balance December 31, 2002	$2,777
Attributable to 2003 acquisitions	254
Adjustments due to finalization of purchase price allocations	(22)
Effect of foreign currency translation	55

Balance December 31, 2003	$3,064
Attributable to 2004 acquisitions	826
Adjustments due to finalization of purchase price allocations	(2)
Attributable to 2004 disposition	(18)
Effect of foreign currency translation	100

Balance December 31, 2004	$3,970

The carrying amount of goodwill changed by approximately $906 million in 2004. The components of the change were $826 million of additional goodwill associated with business combinations completed in the year ended December 31, 2004, a net decrease of $2 million in adjustments related to finalization of purchase price allocations associated with prior year acquisitions, a decrease of $18 million due to the disposition of a small business in 2004 and foreign currency translation adjustments of $100 million. The carrying value of goodwill at December 31, 2004 for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment is approximately $194 million, $1,848 million and $1,928 million, respectively.

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

The carrying amount of goodwill changed by approximately $600 million in 2002. The components of the change were $834 million of additional goodwill associated with business combinations completed in the year ended December 31, 2002, a net decrease of $67 million in adjustments, related to finalization of purchase price allocations associated with acquisitions consummated in prior years, foreign currency translation adjustments of $33 million, and a $200 million reduction of goodwill related to the impairment charge recorded in connection with the adoption of SFAS No. 142. The Company recorded a reduction of goodwill in 2002 related to certain motion acquisitions that occurred in 2000 of approximately $27 million related to reserves that were not necessary and reserves associated with facilities that were not closed due to unexpected delays in commencing certain planned integration activities as well as changes in initial purchase price allocations of other acquisitions consummated in prior years.

(6) ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities include the following (in thousands):

	December 31, 2004		December 31, 2003
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$342,969	$186,523	$262,848	$213,495
Claims, including self-insurance and litigation	64,281	71,821	41,682	65,886
Postretirement benefits	8,000	100,900	9,000	103,000
Environmental and regulatory compliance	44,915	80,963	37,121	70,967
Taxes, income and other	323,257	277,652	231,358	94,970
Sales and product allowances	100,991	—	59,156	—
Warranty	65,105	15,001	53,660	16,805
Other, individually less than 5% of overall balance	215,939	13,530	197,799	13,717

	$1,165,457	$746,390	$892,624	$578,840

Approximately $137 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2004.

(7) FINANCING:

Financing consists of the following (in thousands):

	December 31, 2004	December 31, 2003
Notes payable due 2008	$250,000	$250,000
Notes payable due 2005	406,800	377,850
Zero-coupon convertible senior notes due 2021	566,834	554,679
Other	126,664	116,354

	1,350,298	1,298,883
Less - currently payable	424,763	14,385

	$925,535	$1,284,498

The Notes due 2008 were issued in October 1998 at an average interest cost of 6.1%. The fair value of the 2008 Notes, after taking into account the interest rate swaps discussed below, is approximately $261 million at December 31, 2004. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes is the six-month LIBOR rate plus approximately 0.425%. Rates are reset twice per year. At December 31, 2004, the net interest rate on $100 million of the Notes was 2.64% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

The Notes due 2005 (the Eurobond Notes), with a stated amount of €300 million were issued in July 2000 and bear interest at 6.25% per annum. The fair value of the Eurobond Notes is approximately $414.5 million at December 31, 2004. Borrowings under these Eurobond Notes mature in July 2005 and therefore have been classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet at December 31, 2004.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were approximately $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375%. Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2004, the accreted value of the outstanding LYONs was approximately $47 per share which was lower, at that date, than the traded market value of the underlying common stock issue able upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company. These notes were redeemed for cash. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The Company has not and is not currently required to pay contingent interest under this agreement. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity. The fair value of the LYONs notes is approximately $704 million at December 31, 2004.

The borrowings under uncommitted lines of credit are principally short-term borrowings payable upon demand. There were no outstanding amounts under uncommitted lines of credit at either December 31, 2004 or 2003.

The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus 0.21% to 0.70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings under bank facilities during the three years ended December 31, 2004. The Company is charged a fee of 0.065% to 0.175% per annum for the facility, depending on the Company’s current debt rating. Commitment and facility fees of $828,000, $613,000 and $406,000 were incurred in 2004, 2003 and 2002 respectively.

The Company has complied with all debt covenants, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.

The minimum principal payments during the next five years are as follows: 2005 - $424.8 million; 2006 - $82.1 million; 2007 - $3.4 million; 2008 - $253.4 million; 2009 - $3.6 million, and $583.1 million thereafter.

The Company made interest payments of $46.2 million, $47.4 million and $44.0 million in 2004, 2003 and 2002, respectively.

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

The Company acquired Gilbarco, Inc. on February 1, 2002, Videojet Technologies on February 5, 2002, Viridor Instrumentation Limited on February 4, 2002 and Thomson Industries on October 18, 2002, including each of their pension and post retirement plans which were subsequently merged with the Company’s plan. One of Gilbarco’s pension plans was transferred to its employees’ collective bargaining organization in 2003. The Company recorded no gain or loss on this transfer.

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

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$564.2	$526.6	$159.8	$147.0
Service cost	1.8	16.8	2.5	2.0
Interest cost	32.4	34.0	9.4	10.3
Amendments and other	—	1.1	(38.9)	(8.3)
Actuarial loss	6.9	46.6	9.0	18.8
Transfer or divestiture	—	(27.0)	(7.1)	—
Retiree contributions	—	—	3.1	—
Benefits paid	(32.3)	(33.9)	(14.0)	(10.0)

Benefit obligation at end of year	573.0	564.2	123.8	159.8

Change in plan assets
Fair value of plan assets at beginning of year	449.3	446.9	—	—
Actual return on plan assets	47.3	62.7	—	—
Employer contribution	10.6	0.6	—	—
Acquisition (transfer or divestiture)	—	(27.0)	—	—
Benefits paid	(32.3)	(33.9)	—	—

Fair value of plan assets at end of year	474.9	449.3	—	—
Funded status	(98.0)	(114.9)	(123.8)	(159.8)
Accrued contribution	—	10.0	2.7	2.7
Unrecognized transition obligation	—	(0.1)	—	—
Unrecognized loss	193.7	204.4	55.5	53.0
Unrecognized prior service cost	—	—	(43.3)	(7.9)

Prepaid (accrued) benefit cost	$95.7	$99.4	$(108.9)	$(112.0)

Weighted average assumptions used to determine benefit obligations measured at September 30:

	2004	2003	2002
Discount rate	5.75%	6.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Medical trend rate – initial	11.00%	11.00%	11.00%
Medical trend rate – grading period	6 years	6 years	5 years
Medical trend rate – ultimate	5.00%	5.00%	6.00%

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1.8	$16.8	$2.5	$2.0
Interest cost	32.4	34.0	9.4	10.3
Expected return on plan assets	(40.7)	(42.3)	—	—
Amortization of transition obligation	(0.1)	(0.1)	—	—
Amortization of (gain) loss	10.9	3.4	3.3	2.7
Amortization of prior service cost	—	(3.3)	(1.0)	(0.1)
Curtailment gain	—	(22.5)	—	—

Net periodic (benefit) cost	$4.3	$(14.0)	$14.2	$14.9

Weighted average assumptions used to determine net periodic benefit cost measured at September 30:

	2004	2003	2002
Discount rate	6.00%	7.00%	7.50%
Expected long-term return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Medical trend rate – initial	11.00%	11.00%	11.00%
Medical trend rate – grading period	6 years	5 years	5 years
Medical trend rate – ultimate	5.00%	6.00%	6.00%

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions)

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.7	$(0.6)
Effect on postretirement benefit obligation	$10.3	$(9.6)

Selection of Expected Rate of Return on Assets

For 2004 and 2003, the Company used an expected long-term rate of return assumption of 8.5% for the Company’s defined benefit pension plan. The Company had used 9% as the expected long-term rate of return on assets in 2002. The Company intends on further lowering the expected long-term rate of returns assumption to 8% for 2005.

Investment Policy

The plan’s goal is to maintain between 60% to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities. The balance of the asset portfolio is invested in corporate bonds and bond index funds.

Asset Information
% of measurement date assets by asset categories
	2004	2003
Equity securities	70%	61%
Debt securities	27%	37%
Cash	3%	2%

Total	100%	100%

Expected Contributions

While not statutorily required to make contributions to the plan for 2003, the Company contributed $10 million to the plan before December 31, 2003. The Company made no contributions in 2004. The Company anticipates there will be no statutory funding requirements for the defined benefit plan in 2005.

Other Matters

The Company recorded a curtailment gain in 2003 as a result of freezing the ongoing contributions to its Cash Balance Pension Plan effective December 31, 2003. The gain totaled $22.5 million ($14.6 million after tax, or $0.05 per share) and represents the unrecognized benefits associated with prior plan amendments were being amortized into income over the remaining service period of participating associates prior to freezing the plan. The Company will continue recording pension expense related to this plan, representing interest costs on the accumulated benefit obligation and amortization of actuarial losses.

Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the plan. After recording a minimum pension liability adjustment of $76.9 million (net of tax benefit of $39.6 million) at December 31, 2002, the Company increased the minimum pension liability to $114.1 million (net of tax benefit of $59.6 million) at December 31, 2003 as a result of changes in actuarial assumptions, including the impact of the plan curtailment noted above. The Company reduced the minimum pension liability to $107.2 million (net of tax benefit of $55.9 million) at December 31, 2004 as a result of change in actuarial assumptions and plan asset performance.

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

Pension expense for all plans, including the $22.5 million gain on curtailment in 2003, amounted to $63.0 million $22.9 million, and $45.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition to the plans discussed above, the Company maintains several smaller defined benefit plans in countries outside the United States. Select information regarding the significant plans is as follows (in millions):

	2004	2003
Service cost	$2.0	$2.4
Interest cost	5.0	4.0

	$7.0	$6.4

Benefits paid	$5.4	$2.5

Accumulated plan benefit obligation	$96.4	$71.5
Assets available for benefits	48.4	39.4

Funded status	$(48.0)	$(32.1)

Actuarial (gains) losses and other	$(1.5)	$0.4

Prepaid (accrued) benefit cost	$(49.5)	$(31.7)

Discount rate	5.5%	5.5%
Rate of compensation increase	2.9%	3.0%

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company elected the one-time deferral allowed under FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 was effective for the Company’s third quarter of 2004. Based on available information, the Company has formed a conclusion that its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. As a result, the accrued post-retirement benefit obligation was reduced by approximately $12 million and reduced the annual net periodic benefit cost was reduced by approximately $1 million. The reduction in the accrued benefits obligation has been included in “amendments and other” in the above reconciliation of the funded status of the plan. Detailed final regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Since final regulations have not been issued, the Company’s benefit recorded may change in future periods.

(9) LEASES AND COMMITMENTS:

The Company’s leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $58 million in 2005, $46 million in 2006, $37 million in 2007, $28 million in 2008, $24 million in 2009 and $59 million thereafter. Total rent expense charged to income for all operating leases was $62 million, $56 million and $56 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

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

The following is a roll forward of the Company’s warranty accrual for the years ended December 31, 2004 and 2003 ($ in 000’s):

Balance December 31, 2002	$61,235
Accruals for warranties issued during period	51,441
Changes in estimates related to pre-existing warranties	10,853
Settlements made	(56,206)
Additions due to acquisitions	3,142

Balance December 31, 2003	70,465
Accruals for warranties issued during period	56,712
Changes in estimates related to pre-existing warranties	3,395
Settlements made	(65,382)
Additions due to acquisitions	14,916

Balance December 31, 2004	$80,106

(10) LITIGATION AND CONTINGENCIES:

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

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and foreign environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action and may be the basis for monetary sanctions, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company acquired in September 1995 and the assets of which were divested in November 2004, previously operated wood treating facilities that chemically preserved utility poles, pilings, railroad ties and wood flooring blocks. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. All such treating operations were discontinued or sold by JMC prior to 1982. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and will remediate other sites in the future. In connection with the divestiture of the assets of this business, JMC retained the environmental liabilities described above and agreed to indemnify the buyer of the assets with respect to certain environmental-related liabilities. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims; however, there can be no assurance that estimates of these liabilities will not change. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential remediation liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. In view of the Company’s financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its financial condition or cash flow.

Certain of the Company’s products are medical devices that are subject to regulation by the FDA and by the counterpart agencies of the foreign countries where the products are sold, as well as federal, state and local regulations governing the storage, handling and disposal of radioactive materials. The Company believes that it is in substantial compliance with these regulations. The Company is also required to comply with various export control and economic sanctions laws. Non-United States governments have also implemented similar export control regulations, which may affect Company operations or transactions subject to their jurisdictions. The Company believes that it is in substantial compliance with applicable regulations governing such export control and economic sanctions laws.

In June 2004, a federal jury in the United States District Court for the District of Connecticut returned a liability finding against Raytek Corporation, a subsidiary of the Company, in a patent infringement action relating to sighting technology for infrared thermometers, finding that the subsidiary willfully infringed two patents and awarding the plaintiff, Omega Engineering Inc., approximately $8 million in damages. On October 26, 2004, the judge entered an order trebling the awarded damages and requiring the subsidiary to pay plaintiff’s legal fees. The Company believes it has meritorious grounds to seek reversal of the order and is vigorously pursuing all available means to achieve reversal. The purchase agreement pursuant to which the Company acquired the subsidiary in 2002 provides indemnification for the Company with respect to these matters and management does not expect these matters to have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Accu-Sort, Inc., a subsidiary of the Company, is a defendant in a suit filed by Federal Express Corporation on May 16, 2001 and subsequently removed to the United States District Court for the Western District of Tennessee alleging breach of contract, misappropriation of trade secrets, breach of fiduciary duty, unjust enrichment and conversion. Plaintiff engaged Accu-Sort to develop a scanning and dimensioning system, and alleges that prior to becoming a subsidiary of the Company Accu-Sort breached its contractual obligations to, and misappropriated trade secrets of, plaintiff by developing dimensioning and scanning/dimensioning products for other customers. Plaintiff seeks injunctive relief and monetary damages, including punitive damages. A trial date is currently scheduled for July 2005. At this time, the Company cannot predict the outcome of the case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter. Management does not expect this matter to have a material adverse effect on the Company’s consolidated results of operations or financial condition.

In addition, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement and trade secret misappropriation, and litigation and administrative proceedings involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive as well as compensatory damages. While the Company maintains workers compensation, property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that cover a portion of these claims, this insurance may be insufficient or unavailable to protect the Company against potential loss exposures. In addition, while management believes the Company is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of these litigation matters will not have a materially adverse effect on the Company’s financial condition or cash flows, even before taking into account any related insurance recoveries.

The Company carries significant deductibles and self-insured retentions for workers’ compensation, property, automobile, product and general liability costs, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The Company maintains the Company’s third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts.

The Company’s Matco subsidiary has sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $29 million, $75 million and $93 million as of December 31, 2004, 2003 and 2002, respectively. The Company and the subsidiary account for such sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125.” A provision for estimated losses as a result of the recourse has been included in accrued expenses. No gain or loss arose from these transactions.

As of December 31, 2004, the Company had no known probable but inestimable exposures that are expected to have a material effect on the Company’s financial position and results of operations.

(11) INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2004	2003	2002
Federal:
Current	$18,900	$—	$—
Deferred	179,677	163,944	160,302
State and local	15,800	18,000	15,315
Foreign	97,340	78,257	47,710

Income tax provision	$311,717	$260,201	$223,327

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying balance sheets. Deferred income taxes consist of the following (in thousands):

	2004	2003
Bad debt allowance	$10,923	$13,918
Inventories	55,637	31,246
Property, plant and equipment	(48,573)	(22,704)
Pension and postretirement benefits	17,885	47,686
Insurance, including self - insurance	(25,120)	26,410
Basis difference in LYONs Notes	(48,756)	(34,440)
Goodwill and other intangibles	(251,163)	(111,683)
Environmental and regulatory compliance	29,402	29,637
Other accruals and prepayments	80,579	59,163
Deferred service income	(131,156)	(133,247)
Tax credit and loss carryforwards	85,953	53,200
All other accounts	(8,840)	(32,004)

Net deferred tax liability	(233,229)	$(72,818)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-tax Earnings
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Basis difference on sale of business	0.6	—	—
State income taxes (net of Federal income tax benefit)	1.0	1.5	1.5
Taxes on foreign earnings	(6.6)	(3.0)	(2.5)
Research and experimentation credits and other	(0.5)	(0.9)	—

Effective income tax rate	29.5%	32.6%	34.0%

The Company made income tax payments of $126.9 million, $93.7 million and $98.8 million in 2004, 2003 and 2002, respectively. The Company recognized a tax benefit of approximately $16.5 million, $27.5 million and $28.3 million in 2004, 2003 and 2002, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital. During 2003 and 2002, the Company made U.S. Federal payments of $65 million and $50 million, respectively, related to reviews of prior years’ tax return filings, which are included in the total tax payments for each year.

Included in deferred income taxes as of December 31, 2004 are tax benefits for U.S. and non-U.S. net operating loss carryforwards primarily associated with acquired businesses totaling approximately $21 million (net of applicable valuation allowances of approximately $50 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates through 2014. The recognition of any future benefit resulting from the reduction of the valuation allowance will reduce goodwill of the acquired business. In addition, the Company also had general business and foreign tax credit carryforwards aggregating approximately $65 million at December 31, 2004 which are expected to reduce future taxes payable by the Company.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2004, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.6 billion. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

The American Jobs Creation Act of 2004 (the Act) provides the Company with an opportunity to repatriate up to $500 million of foreign earnings during 2005 at an effective US tax rate of 5.25%. At the present time, the Company has no intention to repatriate any foreign earnings under the provisions of the Act. The Company will continue to evaluate its position throughout the year, especially if there are changes or proposed changes in foreign tax laws or in the US taxation of international businesses.

The Company’s legal and tax structure reflects both the number of acquisitions and dispositions that have occurred over the years as well as the multi-jurisdictional nature of the Company’s businesses. Management performs a comprehensive review of its global tax positions on an annual basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in “Taxes, income and other” in accrued expenses as detailed in Note 6 in the accompanying financial statements. In connection with the completion of a federal income tax audit in 2002, the Company adjusted certain income tax related reserves established related to the sale of a previously discontinued operation and recorded a $30 million credit to its fourth quarter 2002 income statement. This credit has been classified separately below net earnings from continuing operations since the tax reserves related to a previously discontinued operation.

(12) EARNINGS PER SHARE (EPS):

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

(in thousands, except per share amounts)	Net Earnings Before the Effect of the Accounting Change and Reduction of Income Tax Reserves (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2004:

Basic EPS	$746,000	308,964	$2.41
Adjustment for interest on convertible debentures	8,598	—
Incremental shares from assumed exercise of dilutive options	—	6,699
Incremental shares from assumed conversion of the convertible debenture	—	12,038

Diluted EPS	$754,598	327,701	$2.30

For the Year Ended December 31, 2003:

Basic EPS	$536,834	306,792	$1.75
Adjustment for interest on convertible debentures	8,412	—
Incremental shares from assumed exercise of dilutive options	—	4,286
Incremental shares from assumed conversion of the convertible debenture	—	12,062

Diluted EPS	$545,246	323,140	$1.69

For the Year Ended December 31, 2002:

Basic EPS	$434,141	300,448	$1.45
Adjustment for interest on convertible debentures	7,901	—
Incremental shares from assumed exercise of dilutive options	—	4,454
Incremental shares from assumed conversion of the convertible debenture	—	12,062

Diluted EPS	$442,042	316,964	$1.39

(13) STOCK TRANSACTIONS:

On April 22, 2004, the company’s Board of Directors declared a two-for-one split of its common stock. The split was effected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this split.

On July 1, 2002, the Company amended its certificate of incorporation to increase its authorized number of shares of common stock from 600 million to 1 billion shares. This amendment was approved by the Company’s shareholders at its May 7, 2002 annual meeting.

On March 8, 2002, the Company completed the issuance of 13.8 million shares of the Company’s common stock for net proceeds to the Company of $467 million.

Changes in stock options outstanding under the Amended and Restated Danaher Corporation 1998 Stock Option Plan were as follows:

(in thousands, except per share data)	Number of Shares Under Option
Outstanding at December 31, 2001 (average $19.14 per share)	20,046
Granted (average $31.19 per share)	3,048
Exercised (average $11.19 per share)	(3,744)
Cancelled (average $23.62 per share)	(550)

Outstanding at December 31, 2002 (average $22.55 per share)	18,800
Granted (average $35.82 per share)	6,462
Exercised (average $15.39 per share)	(2,120)
Cancelled (average $23.25 per share)	(1,392)

Outstanding at December 31, 2003 (average $27.14 per share)	21,750
Granted (average $ 48.85 per share)	3,702
Exercised (average $ 21.10 per share)	(1,487)
Cancelled (average $ 32.42 per share)	(456)

Outstanding at December 31, 2004
(at $7.81 to $57.00 per share, average $30.80 per share)	23,509

All options under the plan are granted at not less than existing market prices, expire ten years from the date of grant and generally vest ratably over a five-year period. As of December 31, 2004, options with a weighted average remaining life of 5 years covering 8.7 million shares were exercisable at $7.81 to $41.50 per share (average $22.62 per share) and options covering 3.2 million shares remain available to be granted.

Options outstanding at December 31, 2004 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$7.81 to $13.58	1,869	11.14	2	1,869	11.14
$14.85 to $20.72	589	16.08	3	589	16.11
$22.69 to $30.64	9,611	25.01	6	4,927	24.42
$31.85 to $41.74	7,779	35.46	8	1,302	34.65
$41.75 to $57.00	3,661	48.51	9	24	52.37

Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company does not recognize compensation costs for options of this type. The weighted-average grant date fair market value of options issued was $16 per share in 2004, $13 per share in 2003, and $14 per share in 2002. The weighted average costs of options granted in 2004 was calculated using the Black-Scholes option pricing model and assuming a 3.95% risk-free interest rate, a 7-year life for the option, a 25% expected volatility and dividends at the current annual rate.

The following table illustrates the pro-forma effect of net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	2004	2003	2002
Net earnings before effect of accounting change and reduction of income tax reserves – as reported	$746,000	$536,834	$434,141

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,487)	(26,755)	(20,960)

Pro forma net earnings	$717,513	$510,079	$413,181

Earnings per share before effect of accounting change and reduction of income tax reserves

Basic – as reported	$2.41	$1.75	$1.45
Basic – pro forma	$2.32	$1.66	$1.38

Diluted – as reported	$2.30	$1.69	$1.39
Diluted – pro forma	$2.22	$1.60	$1.33

In May 2003 and March 2004, the Company’s Board of Directors granted an aggregate of 1.1 million restricted share units to certain members of management. The Company expensed $8.1 million and $3.6 million in 2004 and 2003, respectively, in connection with these awards which were amounts equal to the expected ultimate fair value of the awards on the measurement date recorded ratably over the respective vesting periods.

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

During 2002, the Company issued approximately 800,000 shares of the Company’s common stock to a former officer of the Company pursuant to a previously existing employment contract, earned in prior years. These amounts are included as a component of common stock issued for options exercised in the Consolidated Statement of Stockholders’ Equity.

(14) SEGMENT DATA:

Beginning with this Annual Report on Form 10-K, the Company realigned its segment reporting primarily due to significant acquisitions in 2004. The Company previously reported under two segments: Tools & Components and Process/Environmental Controls. The Company currently reports under three segments: Tools & Components, Professional Instrumentation, and Industrial Technologies. The Tools & Components segment is unchanged between the current year and prior year’s presentations. The Process/Environmental Controls segment has been realigned under Professional Instrumentation, comprising electronic test, environmental, and medical technology companies and Industrial Technologies, comprising motion, industrial controls, product identification and other niche companies. All prior year information has been restated to reflect this realignment.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2004, 2003 and 2002 is presented in the following table (in thousands):

	2004	2003	2002
Total Sales:
Professional Instrumentation	$2,915,690	$1,916,014	$1,676,087
Industrial Technologies	2,667,354	2,180,672	1,709,067
Tools & Components	1,306,257	1,197,190	1,192,078

	$6,889,301	$5,293,876	$4,577,232

Operating Profit:
Professional Instrumentation	$544,005	$357,529	$298,186
Industrial Technologies	393,521	316,814	242,271
Tools & Components	198,251	173,821	181,359
Other	(30,644)	(24,669)	(20,694)
Pension curtailment	—	22,500	—

	$1,105,133	$845,995	$701,122

Identifiable Assets:
Professional Instrumentation	$4,116,244	$1,889,934	$1,608,306
Industrial Technologies	3,472,246	3,423,881	3,083,298
Tools & Components	768,659	786,949	811,803
Other	136,744	789,286	525,738

	$8,493,893	$6,890,050	$6,029,145

Liabilities:
Professional Instrumentation	$1,092,456	$534,359	$506,485
Industrial Technologies	854,321	781,048	643,315
Tools & Components	315,406	313,224	311,106
Other	1,612,028	1,614,710	1,558,640

	$3,874,211	$3,243,341	$3,019,546

Depreciation and Amortization:
Professional Instrumentation	$66,390	$42,093	$45,028
Industrial Technologies	60,576	62,529	48,148
Tools & Components	29,162	28,814	36,389

	$156,128	$133,436	$129,565

Capital Expenditures, Gross
Professional Instrumentation	$46,217	$21,534	$18,883
Industrial Technologies	51,104	46,755	33,909
Tools & Components	18,585	12,054	12,638

	$115,906	$80,343	$65,430

Operations in Geographical Areas

Year Ended December 31

	2004	2003	2002
Total Sales:
United States	$4,461,389	$3,635,305	$3,304,796
Germany	773,163	398,317	256,131
United Kingdom	250,627	246,959	209,954
Denmark	263,238	—	—
All other	1,140,884	1,013,295	806,351

	$6,889,301	$5,293,876	$4,577,232

Long-lived assets:
United States	$3,509,695	$3,256,113	$3,104,370
Germany	545,021	201,819	147,790
United Kingdom	256,315	234,824	169,676
Denmark	784,055	—	—
All other	480,117	255,143	220,043

	$5,575,203	$3,947,899	$3,641,879

Sales outside the United States:
Direct Sales	$2,427,912	$1,658,571	$1,272,436
Exports	686,000	611,000	496,000

	$3,113,912	$2,269,571	$1,768,436

Sales by Major Product Group:

(in thousands)

	2004	2003	2002
Analytical and physical instrumentation	$2,384,462	$2,023,821	$1,784,955
Motion and industrial automation controls	1,239,694	1,098,222	869,820
Mechanics and related hand tools	856,183	787,678	760,533
Medical & dental products	672,926	—	—
Product identification	655,247	472,888	285,857
Aerospace and defense	431,371	311,921	278,066
Power quality and reliability	284,580	264,708	251,783
All other	364,838	334,638	346,218

Total	$6,889,301	$5,293,876	$4,577,232

(15) QUARTERLY DATA-UNAUDITED (In Thousands, Except Per Share Data):

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,543,191	$1,621,245	$1,745,285	$1,979,580
Gross profit	631,261	685,709	739,993	835,702
Operating profit	224,966	272,242	291,921	316,004
Net earnings	145,244	182,233	200,793	217,730
Earnings per share:
Basic	$0.47	$0.59	$0.65	$0.70
Diluted	$0.45	$0.56	$0.62	$0.67

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,196,215	$1,299,432	$1,309,451	$1,488,778
Gross profit	467,399	524,886	542,503	604,279
Operating profit	166,993	201,211	215,765	262,026
Net earnings	103,126	125,144	138,618	169,946
Earnings per share:
Basic	$0.34	$0.41	$0.45	$0.55
Diluted	$0.33	$0.39	$0.44	$0.53

(16) NEW ACCOUNTING PRONOUNCEMENTS:

In December, 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation: Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 13). The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The statement is effective for the company at the beginning of the Companies’ interim period beginning after June 15, 2005. The Company is in the process of evaluating this statement however; at this time the Company anticipates it will begin recording an expense for the fair market value of options issued beginning in the third fiscal quarter of 2005. The full year pro forma impact of this change in accounting for 2004, 2003 and 2002 is included in Note 13 to the Consolidated Financial Statements.

(17) SUBSEQUENT EVENTS - ACQUISITION

In January 2005, the Company acquired, pursuant to a tender offer announced on October 6, 2004, approximately 99% of the outstanding shares of Linx Printing Technologies PLC, a publicly-held United Kingdom company operating in the product identification market. The Company intends to acquire the remaining outstanding shares through the compulsory acquisition provisions of the applicable UK Companies legislation. Once all of the outstanding shares are acquired, it is expected that the total consideration for such shares will be approximately $171 million in cash, including estimated transaction costs and net of cash acquired. Linx complements the Company’s product identification businesses and has annual revenue of approximately $93 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2004 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 1, 2005, the Compensation Committee of the Company’s Board of Directors approved the personal performance objectives for the Company’s executive officers under the Company’s incentive compensation program. The objectives for certain of these executive officers are attached as Exhibit 10.8 to this Annual Report on Form 10-K.

PART III

ITEMS 10 THROUGH 14.

The information required under Items 10 through 14 is incorporated herein by references to such information included in the Registrant’s Proxy Statement for its 2005 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under Item 8 of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 63 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Report of Independent Registered Public Accounting Firm on Schedule	67

Valuation and Qualifying Accounts	68

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

DANAHER CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Danaher Corporation, as amended	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 28, 2002

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 9, 2004

4.1	Indenture Agreement dated as of October 28, 1998 by and between Danaher Corporation and The First National Bank of Chicago, as trustee	Incorporated by reference from Exhibit 4 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-63591) filed with the Commission on September 17, 1998.

4.2	Fiscal Agency Agreement dated as of July 25, 2000 by and between Danaher Corporation and Deutsche Bank AG London	Incorporated by reference from Exhibit 10(h) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

4.3	Indenture Agreement dated as of January 22, 2001 by and between Danaher Corporation and SunTrust Bank, as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-56406) filed with the Commission on March 1, 2001

10.1	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2004 Proxy Statement on Schedule 14A filed with the Commission on March 29, 2004

10.2	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*

10.3	Danaher Corporation 1987 Stock Option Plan*	Incorporated by reference from Danaher Corporation’s Registration Statement on Form S-8 (File No. 033-54669) filed with the Commission on July 21, 1994

10.4	Amended and Restated Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Annex A to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.5	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.6	Description of compensation arrangements for certain executive officers*

10.7	Description of incentive compensation program for executive officers*

10.8	2005 executive officer incentive compensation program performance goals*

10.9	Danaher Corporation 2003 Incentive Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.10	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.11	Employment Agreement dated as of July 18, 2000 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10(i) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

10.12	Amendment to Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of November 19, 2001*	Incorporated by reference from Exhibit 10(k) to Danaher Corporation’s Form 10-K for the year ended December 31, 2001

10.13	Letter agreement as of May 4, 2000 by and between Danaher and Philip W. Knisely*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.14	Letter agreement as of March 8, 1996 by and between Danaher and Steven Simms*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.15	Retirement Agreement dated November 15, 2004 by and between Danaher Corporation and Patrick W. Allender*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 16, 2004

10.16	Danaher Corporation Compensation Committee Resolution Regarding Early Retirement Treatment for Patrick W. Allender*	Incorporated by reference from Exhibit 99.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 16, 2004

10.17	Form of Noncompetition Agreement for Executive Officers (including schedule of parties)*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Form 10-Q for the quarter ended July 2, 2004

10.18	Description of Danaher Corporation compensation arrangements for non-management directors*

10.19	Credit Agreement dated as of June 28, 2001 by and between Danaher Corporation and Bank of America	Incorporated by reference from Exhibit 6.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 29, 2001

10.20	Credit Agreement dated as of July 23, 2003 by and among Danaher Corporation, Bank of America, N.A. and the other lenders named therein.	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.21	Supply Agreement dated as of March 31, 2003 by and among Sears, Roebuck and Co., Easco Hand Tools, Inc., et al. (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 27, 2003

10.22	Offer Agreement dated December 11, 2003 by and among Danaher Corporation, DH Denmark Holding ApS and Radiometer A/S	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 6, 2004

10.23	Irrevocable Undertaking dated December 11, 2003 by and among Investeringsselskabet af 30.4.1992 A/S, Danaher Corporation, DH Denmark Holding ApS and Johan Schroder A/S	Incorporated by reference from Exhibit 2.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 6, 2004

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Date: March 7, 2005

/s/ H. LAWRENCE CULP, JR. H. Lawrence Culp, Jr.	President, Chief Executive Officer and Director

/s/ STEVEN M. RALES Steven M. Rales	Chairman of the Board

/s/ MITCHELL P. RALES Mitchell P. Rales	Chairman of the Executive Committee

/s/ WALTER G. LOHR, JR. Walter G. Lohr, Jr.	Director

/s/ DONALD J. EHRLICH Donald J. Ehrlich	Director

/s/ MORTIMER M. CAPLIN Mortimer M. Caplin	Director

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director

/s/ ALAN G. SPOON Alan G. Spoon	Director

/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Director

/s/ PATRICK W. ALLENDER Patrick W. Allender	Executive Vice President - Chief Financial Officer and Secretary

/s/ ROBERT S. LUTZ Robert S. Lutz	Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004 and have issued our report thereon dated February 25, 2005 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Baltimore, Maryland

February 25, 2005

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2004
Allowances deducted from asset account:
Allowance for doubtful accounts:	$64,341	$17,931	$10,951	(a)	$14,800	$78,423

Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$63,635	$17,395	$3,825	(a)	$20,514	$64,341

Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$44,000	$26,436	$10,808	(a)	$17,609	$63,635

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.