Form 10-Q
period 2005-04-01
DANAHER CORP /DE/
filed 2005-04-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended April 1, 2005

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

Yes  ☒    No  ☐

The number of shares of common stock outstanding at April 15, 2005 was approximately 309.2 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	April 1, 2005 (unaudited)	December 31, 2004 (Note 1)
ASSETS
Current Assets:
Cash and equivalents	$673,072	$609,115
Trade accounts receivable, net	1,164,672	1,231,065
Inventories:
Finished goods	303,227	281,325
Work in process	152,942	138,261
Raw material and supplies	290,999	284,410

Total inventories	747,168	703,996
Prepaid expenses and other current assets	332,044	374,514

Total current assets	2,916,956	2,918,690
Property, plant and equipment, net of accumulated depreciation of $1,094,000 and $1,015,000, respectively	730,953	752,966
Other assets	111,336	91,705
Goodwill	4,098,052	3,970,269
Other intangible assets, net	765,405	760,263

Total assets	$8,622,702	$8,493,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$396,395	$424,763
Trade accounts payable	647,051	612,066
Accrued expenses	1,163,485	1,165,457

Total current liabilities	2,206,931	2,202,286
Other liabilities	749,307	746,390
Long-term debt	927,536	925,535
Stockholders’ equity:
Common stock - $ .01 par value	3,373	3,369
Additional paid-in capital	1,067,285	1,052,154
Accumulated other comprehensive income	36,531	116,037
Retained earnings	3,631,739	3,448,122

Total stockholders’ equity	4,738,928	4,619,682

Total liabilities and stockholders’ equity	$8,622,702	$8,493,893

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2005	April 2, 2004
Sales	$1,825,948	$1,543,191
Operating costs and expenses:
Cost of sales	1,050,764	911,930
Selling, general and administrative expenses	508,682	406,981
Gain on sales of real estate	(5,335)	(686)

Total operating expenses	1,554,111	1,318,225

Operating profit	271,837	224,966
Interest expense	(13,488)	(14,450)
Interest income	1,315	1,519

Earnings before income taxes	259,664	212,035
Income taxes	71,408	66,791

Net earnings	$188,256	$145,244

Basic earnings per share	$0.61	$0.47

Diluted earnings per share	$0.58	$0.45

Average common stock and common equivalent shares outstanding:
Basic	309,880	308,402
Diluted	329,390	326,484

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance December 31, 2004	336,946	$3,369	$1,052,154	$3,448,122	$116,037
Net income	—	—	—	188,256	—	$188,256
Dividends declared	—	—	—	(4,639)	—	—
Common stock issued for options exercised and restricted stock grants	316	4	15,131	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(79,506)	(79,506)

Balance April 1, 2005	337,262	$3,373	$1,067,285	$3,631,739	$36,531	$108,750

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three Months Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net earnings from operations	$188,256	$145,244
Noncash items, depreciation and amortization	45,735	37,909
Change in trade accounts receivable, net	70,401	(9,045)
Change in inventories	(32,141)	(30,659)
Change in accounts payable	32,642	59,189
Change in prepaid expenses and other assets	20,821	50,041
Change in accrued expenses and other liabilities	(13,723)	(803)

Total operating cash flows	311,991	251,876

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(25,951)	(19,208)
Proceeds from disposals of property, plant and equipment	6,376	6,474
Cash paid for acquisitions	(213,876)	(814,414)

Net cash used in investing activities	(233,451)	(827,148)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,083	11,502
Payment of dividends	(4,639)	(3,847)
Debt repayments	(8,871)	(10,375)

Net cash used in financing activities	(427)	(2,720)

Effect of exchange rate changes on cash and equivalents	(14,156)	(9,678)

Net change in cash and equivalents	63,957	(587,670)
Beginning balance of cash and equivalents	609,115	1,230,156

Ending balance of cash and equivalents	$673,072	$642,486

Supplemental disclosures:
Cash interest payments	$2,084	$3,756
Cash income tax payments	$27,476	$32,766

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 1, 2005 and December 31, 2004, its results of operations for the three months ended April 1, 2005 and April 2, 2004, and its cash flows for the three months ended April 1, 2005 and April 2, 2004.

Total comprehensive income was $108.8 million and $126.3 million for the 2005 and 2004 first quarters, respectively. Total comprehensive income for both periods represents net income and the change in cumulative foreign translation adjustment.

NOTE 2. ACQUISITIONS AND DIVESTITURES

The Company completed 5 business acquisitions during the three months ended April 1, 2005. In addition, the Company acquired 13 businesses during the year ended December 31, 2004. These acquisitions were selected because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. Except as noted

below, the Company’s acquisitions in 2005 and 2004 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation. The Company is continuing to evaluate certain outstanding litigation arising prior to the acquisition of Trojan which could modify the preliminary purchase price allocation for this transaction.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the three months ended April 1, 2005.

The following briefly describes the Company’s acquisition activity for the three months ended April 1, 2005. For a description of the Company’s acquisition and divestiture activity for the year-ended December 31, 2004, reference is made to Note 2 to the Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

In the first quarter of 2005, the Company acquired Linx Printing Technologies PLC, a publicly held United Kingdom company, for approximately $171 million in cash, including transaction costs and net of cash acquired. Linx is a manufacturer of continuous ink-jet and laser marking equipment and complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. This acquisition resulted in the recognition of goodwill of $128 million, primarily related to the future earnings and cash flow potential of Linx and its synergies with existing operations. Linx has been included in the Company’s Consolidated Statement of Earnings since January 3, 2005.

In addition to Linx, the Company acquired four smaller companies and product lines during the three-month period ended April 1, 2005 for total consideration of approximately $43 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, dental, sensor and controls and motion controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual sales of these four acquired businesses is approximately $80 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended April 1, 2005 ($ in 000’s):

	Linx	All Other	Total
Accounts receivable	$17,177	$6,523	$23,700
Inventory	16,526	6,833	23,359
Property, plant and equipment	9,536	894	10,430
Goodwill	128,291	40,339	168,630
Other intangible assets, primarily trade names, customer relationships and patents	28,161	8,148	36,309
Accounts payable	(8,147)	(4,377)	(12,524)
Other assets and liabilities, net	(20,677)	(15,351)	(36,028)

Net cash consideration	$170,867	$43,009	$213,876

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended April 1, 2005, as well as the acquisitions completed in the second, third, and fourth quarters of 2004, and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. While not expected to be significant, the Company will also adjust the purchase price allocations of other acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended April 1, 2005	Three Months Ended April 2, 2004
Sales	$1,839,997	$1,777,736
Net earnings	188,253	149,281
Diluted earnings per share	$0.58	$0.46

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. While the Company is still finalizing its exit plans with respect to its 2005 acquisitions and certain of its 2004 acquisitions, it does not anticipate significant changes to the current accrual levels related to any acquisitions completed prior to April 1, 2005.

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Radio- meter	KaVo	Trojan	Linx	All Others	Total
Planned Headcount Reduction:
Balance December 31, 2004	31	325	26	—	181	563
Headcount related to 2005 acquisitions	—	—	—	151	21	172
Headcount reductions in 2005	—	(57)	(26)	—	(68)	(151)
Adjustments to previously provided headcount estimates	—	—	—	—	—	—

Balance April 1, 2005	31	268	—	151	134	584

Involuntary Employee Termination Benefits:
Balance December 31, 2004	$4,584	$21,665	$1,341	$—	$7,515	$35,105
Accrual related to 2005 acquisitions	—	—	—	5,032	1,671	6,703
Costs incurred in 2005	(2,395)	(2,856)	(509)	—	(2,165)	(7,925)
Adjustments to previously provided reserves	(554)	—	—	—	—	(554)

Balance April 1, 2005	$1,635	$18,809	$832	$5,032	$7,021	$33,329

Facility Closure and Restructuring Costs:
Balance December 31, 2004	$2,097	$16,211	$—	$—	$15,300	$33,608
Accrual related to 2005 acquisitions	—	—	—	4,675	85	4,760
Costs incurred in 2005	(591)	—	—	—	(4,755)	(5,346)
Adjustments to previously provided reserves	—	—	—	—	(1,892)	(1,892)

Balance April 1, 2005	$1,506	$16,211	$—	$4,675	$8,738	$31,130

NOTE 3. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the three months ended April 1, 2005 ($ in millions).

Balance December 31, 2004	$3,970
Attributable to 2005 acquisitions	169
Adjustments to purchase price allocations	16
Effect of foreign currency translations	(57)

Balance April 1, 2005	$4,098

There were no dispositions of businesses with related goodwill during the three months ended April 1, 2005. The carrying value of goodwill, at April 1, 2005, for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment is approximately $193 million, $1,882 million, and $2,023 million, respectively. Danaher has nine reporting units closely aligned with the Company’s strategic businesses and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Sensors & Controls, Product Identification, and Medical Technology.

NOTE 4. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

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

The following is a rollforward of the Company’s warranty accrual for the three months ended April 1, 2005 ($ in 000’s):

Balance December 31, 2004	$80,106
Accruals for warranties issued during the period	12,030
Changes in estimates related to pre-existing warranties	268
Settlements made	(13,759)
Additions due to acquisitions	786

Balance April 1, 2005	$79,431

In June 2004, a federal jury in the United States District Court for the District of Connecticut returned a liability finding against Raytek Corporation, a subsidiary of the Company, in a patent infringement action relating to sighting technology for infrared thermometers, finding that the subsidiary willfully infringed two patents and awarding the plaintiff, Omega Engineering Inc., approximately $8 million in damages. On October 26, 2004, the judge entered an order trebling the awarded damages and requiring the subsidiary to pay plaintiff’s legal fees. The Company believes it has meritorious grounds to seek reversal of the order and is vigorously pursuing all available means to achieve reversal. The purchase agreement pursuant to which the Company acquired the subsidiary in 2002 provides indemnification for the Company with respect to certain of these matters and management does not expect these matters to have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Accu-Sort, Inc., a subsidiary of the Company, is a defendant in a suit filed by Federal Express Corporation on May 16, 2001 and subsequently removed to the United States District Court for the Western District of Tennessee alleging breach of contract, misappropriation of trade secrets, breach of fiduciary duty, unjust enrichment and conversion. Plaintiff engaged Accu-Sort to develop a scanning and dimensioning system, and alleges that prior to becoming a subsidiary of the Company Accu-Sort breached its contractual obligations to, and misappropriated trade secrets of, plaintiff by developing a dimensioning product and a scanning/dimensioning product for other customers. Plaintiff seeks injunctive relief and monetary damages, including punitive damages. During the first quarter of 2005, the Court issued a summary judgment order dismissing the conversion claim and the contract-based claim relating to Accu-Sort’s dimensioning product, but allowing the other claims to proceed. A trial date is currently scheduled for July 2005. At this time, the Company cannot predict the outcome of the case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter. Management does not expect this matter to have a material adverse effect on the Company’s consolidated results of operations or financial condition.

NOTE 5. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For additional disclosure on the Company’s pension and employee benefits plans, please refer to Note 8 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended April 1, 2005 and April 2, 2004 respectively ($ in millions).

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$0.5	$0.6	$0.2	$0.6
Interest cost	7.9	8.0	1.7	2.3
Expected return on plan assets	(9.2)	(10.1)	—	—
Amortization of transition obligation	—	(0.1)	—	—
Amortization of prior service cost	—	—	(1.1)	(0.4)
Amortization of loss	3.4	2.7	1.0	0.8

Net periodic cost	$2.6	$1.1	$1.8	$3.3

In addition to the plans discussed above, the Company maintains several smaller defined benefit plans in countries outside the United States. Total net periodic cost for these plans was approximately $1.6 million for both the three months ended April 1, 2005 and April 2, 2004.

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2004 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the defined benefit plans in 2005. As of April 1, 2005, no contributions have been made and there are no anticipated statutory funding requirements for the remainder of 2005.

NOTE 6. EARNINGS PER SHARE

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended April 1, 2005:

Basic EPS	$188,256	309,880	$0.61
Adjustment for interest on convertible debentures	2,233	—
Incremental shares from assumed exercise of dilutive options	—	7,472
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$190,489	329,390	$0.58

For the Three Months Ended April 2, 2004:

Basic EPS	$145,244	308,402	$0.47
Adjustment for interest on convertible debentures	2,131	—
Incremental shares from assumed exercise of dilutive options	—	6,044
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$147,375	326,484	$0.45

NOTE 7. ACCOUNTING FOR STOCK OPTIONS

The Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company does not recognize compensation costs for options of this type. The proforma costs of these options granted in the first three months of 2005 have been calculated using the Black-Scholes option pricing model and assuming a 4.42% risk-free interest rate, a 7-year life for the option, a 23% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $20 and $16 per share in the first quarter of 2005 and 2004, respectively.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	Three months ended
	April 1, 2005	April 2, 2004
Net earnings	$188,256	$145,244
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,913)	(6,985)

Pro forma net earnings	$182,343	$138,259

Earnings per share:

Basic – as reported	$0.61	$0.47
Basic – pro forma	$0.59	$0.45

Diluted – as reported	$0.58	$0.45
Diluted – pro forma	$0.56	$0.43

NOTE 8. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2004 Annual Report. During the quarter, the Company realigned the reporting responsibility for one operation from the Industrial Technologies segment to the Professional Instrumentation segment. Prior period amounts have been adjusted to reflect this change and impact of the change is immaterial to both affected segments. There has been no material change in total assets or liabilities by segment except for the effect of the 2005 acquisitions (See Note 2). Segment results for the 2005 and 2004 first quarters are shown below:

	Sales		Operating Profit
	2005	2004	2005	2004
Professional Instrumentation	$828,955	$602,455	$145,406	$107,664
Industrial Technologies	686,535	623,947	88,979	79,548
Tools & Components	310,458	316,789	46,953	44,556
Other	—	—	(9,501)	(6,802)

	$1,825,948	$1,543,191	$271,837	$224,966

NOTE 9. NEW ACCOUNTING STANDARDS

In December, 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation: Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The Securities and Exchange Commission recently delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to:

•	the Company’s ability to continue longstanding relationships with major customers and penetrate new channels of distribution;

•	the Company’s ability to expand its business in new geographic markets;

•	increased competition;

•	demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products;

•	economic conditions in the end-markets the Company sells into;

•	adverse changes in currency exchange rates or raw material commodity prices and surcharges;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, difficulty in staffing and managing widespread operations, differing labor regulation, differing protection of intellectual property, and unexpected changes in laws or licensing or regulatory requirements;

•	risks related to terrorist activities and the U.S. and international response thereto;

•	changes in the environment for making acquisitions and divestitures, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;

•	the Company’s ability to integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	the challenge of managing asset levels, including inventory;

•	assumptions relating to pension and other post-retirement costs;

•	the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•	other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing.

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

Danaher is a multinational corporation with global operations and approximately 45% of sales derived outside the United States based on full year 2004 results. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

While differences exist among the Company’s businesses, the Company continued to see broad-based market expansion during the first three months of 2005, but at lower rates than in 2004. Management believes that this moderation in growth rates reflects current global economic conditions, a slowing semi-conductor market and more difficult comparisons with the Company’s 2004 fiscal periods, which were strong for the Company by historical standards. Consolidated sales for the first three months of 2005 increased approximately 18.5% over the comparable period of 2004. Sales from existing businesses for the quarter (defined as businesses that have been part of the Company for each comparable period reported excluding currency effect) contributed approximately 4% growth. Acquisitions accounted for approximately 13% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2004, contributed approximately 1.5% growth.

The growth in sales resulting from acquisitions primarily relates to the establishment of a Medical Technologies business through the acquisitions of Radiometer A/S in January 2004 and Kaltenbach & Voight Gmbh (KaVo) in May 2004. In addition, several smaller acquisitions in 2004 and the acquisition of Linx Printing Technologies PLC and four smaller companies in the first quarter of 2005 contributed to this growth. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. In general, each of the smaller companies and product lines acquired during the first quarter is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental, sensors and controls and motion controls. These companies were all acquired to complement existing units of the Professional Instrumentation or Industrial Technologies segments. The aggregate annual sales of these businesses acquired during the first quarter (excluding Linx) is approximately $80 million.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors and the expansion of market opportunities in Asia. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the formation of the Medical Technology business in 2004, the Company is devoting significant attention to the successful integration of these acquired businesses into the organization.

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries. Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management. As noted above, the Company benefited from the impact of favorable currency trends in its international businesses during the first quarter of 2005 when compared to 2004. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales and profit in the consolidated financial statements. While currency rates continued to produce positive comparisons on a year over year basis, strengthening of the U.S. Dollar against other major currencies could adversely impact the Company’s results of operations.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated. During the quarter, the Company realigned the reporting responsibility for one operation from the Industrial

Technologies segment to the Professional Instrumentation segment. Prior period amounts have been reclassified to reflect this change and the impact of the change is immaterial to both affected segments.

($ in 000’s)	Three months ended April 1, 2005	Three months ended April 2, 2004
Professional Instrumentation	$828,955	$602,455
Industrial Technologies	686,535	623,947
Tools and Components	310,458	316,789

	$1,825,948	$1,543,191

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment is Danaher’s largest segment and encompasses three strategic businesses: Environmental, Electronic Test, and Medical Technology. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems; critical care diagnostic instruments and a wide range of products used by dental professionals.

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three months ended April 1, 2005	Three months ended April 2, 2004
Sales	$828,955	$602,455
Operating profit	145,406	107,664
Operating profit as a % of sales	17.5%	17.9%

Segment Overview

Sales of the Professional Instrumentation segment increased approximately 37.5% in the first three months of 2005 over the comparable period in 2004. Sales from existing businesses for this segment contributed an increase of approximately 5%, compared with 2004, due primarily to sales increases in the Company’s electronic test and environmental water quality businesses. Acquisitions accounted for a 30.5% increase in segment sales and favorable currency translation impacts accounted for approximately 2% sales growth. Prices were up slightly compared to the first three months of 2004 and the impact of that increase is reflected in sales from existing businesses.

Operating profit margins for the segment were 17.5% in the first three months of 2005 compared to 17.9% in the comparable period of 2004. Operating profit margin improvements in the Company’s existing operations were more than offset by the lower operating margins of acquired businesses, primarily KaVo, which diluted segment operating profit margins by over 300 basis points for the quarter. Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses, including KaVo, in the segment in future periods.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 48% of segment sales in the quarter, increased approximately 14% in the first three months of 2005 compared to the comparable period of 2004. Sales from existing businesses accounted for 4% growth in the first quarter of 2005 compared with 2004, and favorable currency translation accounted for 1.5% growth. Acquisitions completed in 2004 accounted for approximately 8.5% growth.

The Company’s Hach/Lange businesses reported high-single digit growth for the period primarily as a result of strength in process instrumentation sales in the U.S. and Asian markets. Hach/Lange sales in Europe were essentially flat compared to the first quarter of 2004 reflecting slower orders, primarily in Germany, and the comparison with a strong 2004 period in both the laboratory and process instrumentation markets in Europe. The Company’s Hach Ultra Analytics business reported high-single digit growth for the quarter driven by strong sales in Asia and Europe and, to a lesser extent, North America. The business continues to focus on growing markets in developing countries such as India and China to enhance its growth prospects. Sales growth from acquired businesses primarily reflects the impact of the acquisition of Trojan Technologies in November 2004. Trojan established the business line’s drinking and waste water disinfection market position and is expected to generate approximately $100 million in incremental sales in 2005.

The Gilbarco Veeder-Root retail petroleum equipment business was flat for the first three months of 2005 reflecting an anticipated decline in growth rates compared to prior year levels. The Company experienced high single digit growth in leak detection and dispensing equipment in Asia. The business is also beginning to see increased sales associated with its recently updated retail point-of -sale system. These sales increases were offset by lower sales in dispensing equipment and environmental services in Europe and the United States primarily because of the strength of the business’ first quarter 2004 results against which 2005 sales are being compared.

Electronic Test. Electronic test sales, representing approximately 27% of segment sales in the quarter, increased 19.5% during the first quarter of 2005 over the comparable 2004 period. Sales from existing businesses accounted for 8.5% growth compared with 2004. Acquisitions accounted for 9% growth. Favorable currency translation accounted for 2% growth.

Sales growth from existing businesses builds on strong growth experienced by this business throughout 2004. Key contributors to this growth include strength in the U.S. industrial channel and the European electrical channel, with China contributing double-digit growth. The Company’s network-test business reported high single digit growth compared to 2004, with strong network and distributed analysis equipment sales in North America and Asia offset somewhat by a softer European market.

Medical Technology. The medical technology business represents approximately 25% of segment sales in the quarter. The Company established the medical technology business with the acquisitions of Radiometer and Gendex in the first quarter of 2004 and added to this business with the acquisition of KaVo in May 2004 and a smaller company in the first quarter of 2005. Radiometer’s critical care diagnostics business experienced high single digit growth over the comparable 2004 period primarily in North America, driven by strong instrument placements and related accessory sales, offset by weaker performance in Europe and Japan. Since the comparable 2004 period only included one month of Gendex results, overall growth rates for the combined Kavo and Gendex dental business are not meaningful. The dental business experienced strength in the equipment, dental systems and laboratory product lines. However, the business has experienced weakness in imaging product lines in North America during the first quarter of 2005 which management believes is due in part to strong previous quarter sales performance. During the quarter ended April 1, 2005, the Company acquired a $30 million dental intra-oral sensor business that is expected to expand and strengthen the Company’s digital imaging product offering.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by original equipment manufacturers (OEMs) into various end-products and systems, as well by customers and systems integrators into production and packaging lines. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, Motion and Product Identification, and three focused niche businesses, Power Quality, Aerospace and Defense, and Sensors & Controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; safety devices; and electronic and mechanical counting and controlling devices.

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three months ended April 1, 2005	Three months ended April 2, 2004
Sales	$686,535	$623,947
Operating profit	88,979	79,548
Operating profit as a % of sales	13.0%	12.8%

Segment Overview

Sales of the Industrial Technologies segment increased 10.0% in the first three months of 2005 over the comparable period in 2004. Sales from existing businesses for this segment accounted for approximately 3.5% growth in 2005 compared with 2004, due primarily to sales increases in the motion, product identification and aviation & defense businesses. The first quarter 2005 acquisition of Linx together with several other smaller acquisitions accounted for a 5.0% increase in segment sales. Favorable currency translation impact accounted for approximately 1.5% growth. Prices were up slightly compared to the first three months of 2004 and the impact of that increase is reflected in sales from existing businesses.

Operating profit margins for the segment were 13.0% in the first three months of 2005 compared to 12.8% in the comparable period of 2004. The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with our Danaher Business System initiatives completed during 2004 and 2005, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. Businesses acquired since the first quarter of 2004 diluted overall operating profit margins by approximately 35 basis points for the quarter. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing approximately 36% of segment sales in the quarter, increased 9% in the first three months of 2005 over the comparable 2004 period. Sales from existing businesses accounted for 3% growth in 2005 compared with 2004. Favorable currency translation effects accounted for 2% growth and acquisitions contributed 4% to reported growth.

Growth rates from existing businesses slowed from 2004 levels as the Company begins to compare against strong growth periods in 2004 and also because of the softening in the semiconductor and electronic assembly end markets. Growth for the three months ended April 1, 2005 was primarily a result of expanding sales to the electronic vehicle systems market and linear product sales in Europe, as well as continued growth in flat panel display and direct drive applications, though at a lower growth rate than in 2004. The North America market for standard motors and drives softened compared to 2004 as certain distributors adjust inventory levels to reflect current end-user demand. Sales of motors and linear products into the aviation and defense markets also softened during the period compared to record volume a year ago related to the Iraq war.

Product Identification. The Product Identification business accounted for approximately 27% of segment sales in the quarter. For 2005, Product Identification sales grew 18.5% compared to the comparable period of 2004. Sales from existing operations provided 4% growth in 2005 compared with 2004. Acquisitions accounted for 12.5% growth and favorable currency impacts accounted for approximately 2% growth.

Growth in sales from existing operations were driven by strong systems installation orders within the Accu-Sort scanning business. This growth was partially offset by low single digit declines in sales of marking systems equipment and related parts and supplies due to softer overall market conditions and disruptions caused by acquisitions and related restructuring activities which had an impact on the sales organization. The business is realigning its sales force to address these issues and this trend is expected to reverse in the later part of the second quarter.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 6% sales growth in the first three months of 2005. This growth was primarily driven by sales growth from existing businesses in the Company’s aerospace and defense businesses, principally the electro-optical and safety product lines. This improvement was somewhat offset by softness in the Company’s sensors and controls business due to a slowing semi-conductor market and more difficult comparisons with the business’ 2004 fiscal periods which were strong for the business by historical standards.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; custom-designed headed tools and components; and high-quality precision socket screws, fasteners, and miniature precision parts.

Tools & Components Selected Financial Data ($ in 000’s):

	Three months ended April 1, 2005	Three months ended April 2, 2004
Sales	$310,458	$316,789
Operating profit	46,953	44,556
Operating profit as a % of sales	15.1%	14.1%

Sales in the Tools & Components segment decreased 2% in the first three months of 2005 compared to the comparable 2004 period. The 2005 period sales were negatively impacted by 5.5% due to the sale of a small business in late 2004 for which previously reported sales have not been restated. Sales from existing businesses contributed approximately 3.5% to overall growth for the segment, including approximately 2% growth due to price increases that the Company has implemented as a result of cost increases in steel and other commodities. Currency impacts on sales for the quarter were negligible.

Mechanics Hand Tools sales, representing approximately two-thirds of segment sales in the quarter, grew approximately 5% for the first three months of 2005 compared with 2004. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which experienced low double digit growth during the period driven by increases in both the number of distributors and their average purchase levels. The Company’s retail mechanics hand tools business grew at mid single digit levels during the period. Sell-through at the business’ major customer, Sears Roebuck and Co. (Sears) were at high single digit rates due in part to new products and the timing of certain promotional events with Sears. However, inventory reductions at Sears during the period tempered the business’ quarterly sales growth. The Company anticipates the recently completed merger of Sears with Kmart Holding Corporation may result in further inventory adjustments but will likely create a larger market for the Company’s products after the transition is completed. The segment’s niche businesses also experienced low single digit growth due primarily to continued strength in the wheel service equipment and chuck businesses.

Operating profit margins for the segment were 15.1% in the first three months of 2005 compared to 14.1% in the comparable period of 2004. This improvement was driven by leverage on increased sales volume from existing businesses, the impact of Danaher Business System cost reduction programs implemented in 2004 and the pricing initiatives implemented to offset a portion of steel and commodity cost increases experienced in 2004. In addition, the segment recorded gains on the sale of real estate totaling $5.3 million ($3.9 million after taxes) during the three months ended April 1, 2005 which were partially offset by incremental costs associated with closing one of the segment’s manufacturing facilities. Completing the plant closure is expected to cost approximately $6 million in 2005 and as a result there will be minimal benefit to operating margins from this closure in 2005. The Company expects this closure will have a positive contribution to earnings in 2006.

GROSS PROFIT

($ in 000’s)	Three months ended April 1, 2005	Three months ended April 2, 2004
Sales	$1,825,948	$1,543,191
Cost of sales	1,050,764	911,930

Gross profit	775,184	$631,261
Gross profit margin	42.5%	40.9%

This increase in gross profit margin in 2005 compared to 2004 results from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices to offset some of the impact of cost and surcharges related to steel and other commodity purchases also contributed to gross profit. These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

OPERATING EXPENSES

($ in 000’s)	Three months ended April 1, 2005	Three months ended April 2, 2004
Sales	$1,825,948	$1,543,191
Selling, general and administrative expenses	508,682	406,981
SG&A as a % of sales	27.9%	26.4%

In the first three months of 2005, selling, general and administrative expenses increased 150 basis points from first quarter 2004 levels. This increase is due primarily to the impact of recently acquired businesses (principally KaVo and to a lesser extent Radiometer) and their higher relative operating expense structures, additional spending to fund growth opportunities throughout the Company, and the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole. The Euro’s improving performance against the U.S. Dollar also adversely impacted selling, general and administrative expenses in our international operations.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $13.5 million in the first three months of 2005 was approximately $1.0 million lower than the corresponding 2004 period. The decrease in interest expense is due to lower debt levels in the first quarter or 2005. The adverse impact of the Euro/United States Dollar exchange rate on interest expense under the Company’s $387 million of 6.25% Eurobond notes due in July 2005 slightly offset these reductions.

Interest income of $1.3 million and $1.5 million was recognized in the first three months of 2005 and 2004, respectively. Average invested cash balances decreased over the first three months of 2005 due to employing these cash balances to complete several acquisitions. The decline in interest income as a result of these lower invested cash balances was partially offset by higher overall interest rates in 2005 compared to 2004.

INCOME TAXES

The first quarter 2005 effective tax rate of 27.5% is 4.0% lower than the first quarter 2004 effective rate, mainly due to the effect of a higher proportion of foreign earnings in the first three months of 2005 compared to the comparable period of 2004. The Company’s effective tax rate can be affected by business acquisitions and dispositions, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations are reflected in the period in which they occur. The Company’s effective tax rate during the first quarter of 2005 differed from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States.

United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. The American Jobs Creation Act of 2004 (the Act) provides the Company with an opportunity to repatriate up to $500 million of foreign earnings during 2005 at an effective U.S. tax rate of 5.25%. At the present time, the Company has no intention to repatriate any foreign earnings under the provisions of the Act. The Company will re-evaluate its position throughout the year, especially if there are changes or proposed changes in foreign tax laws or in the U.S. taxation of international businesses.

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

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first three months of 2005 or 2004. The Company has experienced cost increases in steel and other commodities during this period which have impacted certain businesses. The Company is attempting to pass along certain of these cost increases to customers as appropriate.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and credit risk, which could impact its results of operations and financial condition. The Company addresses its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating earnings as a whole.

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at April 1, 2005, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $13 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Three months ended April 1, 2005	Three months ended April 2, 2004
Total operating cash flows	$311,991	$251,876

Purchases of property, plant and equipment	(25,951)	(19,208)
Cash paid for acquisitions	(213,876)	(814,414)
Other sources	6,376	6,474

Net cash used in investing activities	(233,451)	(827,148)

Proceeds from the issuance of common stock	13,083	11,502
Repayments of borrowings	(8,871)	(10,375)
Payment of dividends	(4,639)	(3,847)

Net cash used in financing activities	(427)	(2,720)

•	Operating cash flow, a key source of the Company’s liquidity, was $312 million for the first three months of 2005, an increase of $60 million, or approximately 24% as compared to the comparable period of 2004. Earnings growth contributed $43 million to the increase in operating cash flow in 2005 compared to the comparable period of 2004, with period-over-period changes in operating working capital, the timing of tax payments and increases in depreciation and amortization contributing the balance.

•	As of April 1, 2005, the Company held approximately $673 million of cash and cash equivalents.

•	Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 5 companies and product lines during the first three months of 2005 for total consideration of approximately $214 million in cash, including transaction costs and net of cash acquired.

•	The Company’s Eurobond notes mature in July 2005. The Company currently anticipates that at maturity the Eurobond notes will be satisfied from available cash. However, if necessary the Company may use funds generated through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was $312 million for the first three months of 2005, an increase of $60 million, or approximately 24% as compared to the comparable period of 2004. Earnings growth contributed $43 million to the increase in operating cash flow in the first three months of 2005 compared to the first three months of 2004. The timing of tax payments in 2005 contributed approximately $10 million to the change in operating cash flows and depreciation and amortization contributed approximately $8 million to the improvement in cash flow on a period-over period basis. Operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, favorably impacted the period-over-period comparison as accounts receivable collections increased as a result of strong end of year 2004 sales. Cash used for inventory increased approximately $2 million in the first quarter of 2005 compared to the first quarter of 2004, although inventory turns improved on a period-to-period basis, driven particularly by improvements in newly acquired businesses. These improvements were partially offset by lower cash flow benefits associated with accounts payable primarily as a result of timing of vendor payments.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition.

Investing Activities

Net cash used in investing activities was $233 million in the first three months of 2005 compared to approximately $827 million of net cash used in the comparable period of 2004. Gross capital spending of $26 million for the first three months of 2005 increased $7 million from the first three months of 2004, due to capital spending relating to new acquisitions and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2005, the Company expects capital spending of approximately $150 million, though actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $6.4 million of cash proceeds for the first three months of 2005, primarily due to the sale of a manufacturing facility. Disposals of fixed assets also yielded $6.5 million of cash proceeds for the comparable period of 2004. Net pre-tax gains of $5.3 million and $0.7 million were recorded in the first three months of 2005 and 2004, respectively, on these sales and are separately stated in the accompanying consolidated statements of earnings.

In addition, as discussed below, the Company completed 5 business acquisitions during the first three months of 2005. All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the first quarter of 2005 the Company acquired Linx Printing Technologies PLC, a publicly-held United Kingdom company, for approximately $171 million in cash, including transaction costs and net of cash acquired. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004.

In addition to Linx, the Company acquired four smaller companies during the first three months of 2005 for total consideration of approximately $43 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental, sensors and controls and motion controls. These companies were all acquired to complement existing units of the Professional Instrumentation or Industrial Technologies segments. The aggregate annual sales of these four acquired businesses are approximately $80 million.

Financing Activities and Indebtedness

Financing activities used cash of $0.4 million during the first three months of 2005 compared to $2.7 million used during the comparable period of 2004. The reduction in cash used in financing activities was related to lower levels of required principal repayments under the Company’s outstanding debt obligations between periods.

Total debt was $1,324 million at April 1, 2005 compared to $1,350 million at December 31, 2004. This decrease was due primarily to repayments of debt during the period and a small reduction in the principal of the Company’s Euro denominated debt from December 31, 2004 as a result of changes in the U.S Dollar/Euro exchange rates during the quarter. These decreases were offset slightly by the accretion of amounts due under the LYONs discussed below. There were no new borrowings during the three months ended April 1, 2005.

The Company’s debt financing as of April 1, 2005 was composed primarily of $584 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $387 million of 6.25% Eurobond notes due July 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above). The Company’s LYONs obligations (described in detail in the Company’s 2004 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Substantially all remaining borrowings have interest costs that float with referenced base rates. The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2004 or 2005.

The Company’s Eurobond notes mature in July 2005. The Company currently anticipates that at maturity the Eurobond notes will be satisfied from available cash. However, if necessary the Company may use funds generated through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

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

The Company declared a regular quarterly dividend of $ 0.015 per share payable on April 29, 2005 to holders of record on March 25, 2005. Aggregate cash payments for dividends during the first three months of 2005 were $4.6 million.

On April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances.

Cash and Cash Requirements

As of April 1, 2005, the Company held approximately $673 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of April 1, 2005, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. In order to meet these cash requirements, the Company generally intends to use available cash and internally generated funds. The Company currently anticipates that any additional acquisitions consummated during 2005 would be funded from available cash and internally generated funds and, if necessary, through the establishment of a commercial paper program, through borrowings under its credit facilities, under uncommitted lines of credit or by accessing the capital markets. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

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

Management believes there have been no significant changes during the quarter ended April 1, 2005 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NEW ACCOUNTING STANDARDS

In December, 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation: Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The Securities and Exchange Commission recently delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year. The Company currently uses the Black-Scholes model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved, including the selection and use of an appropriate valuation model, and therefore, the Company has not yet determined the ultimate impact of the adoption of SFAS 123(R).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Instruments and Risk Management.”

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(d) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The disclosure regarding legal proceedings set forth in Note 4 to the Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 20, 2005	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 20, 2005	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer