Form 10-Q
period 2005-07-01
DANAHER CORP /DE/
filed 2005-07-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended July 1, 2005

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

The number of shares of common stock outstanding at July 15, 2005 was approximately 308.6 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	July 1, 2005 (unaudited)	December 31, 2004 (Note 1)
ASSETS
Current Assets:
Cash and equivalents	$808,655	$609,115
Trade accounts receivable, net	1,176,582	1,231,065
Inventories:
Finished goods	284,445	281,325
Work in process	154,597	138,261
Raw material and supplies	313,664	284,410

Total inventories	752,706	703,996
Prepaid expenses and other current assets	302,207	374,514

Total current assets	3,040,150	2,918,690

Property, plant and equipment, net of accumulated depreciation of $1,097,000 and $1,015,000, respectively	706,344	752,966
Other assets	124,868	91,705
Goodwill	4,052,283	3,970,269
Other intangible assets, net	742,493	760,263

Total assets	$8,666,138	$8,493,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$371,715	$424,763
Trade accounts payable	654,376	612,066
Accrued expenses	1,206,106	1,165,457

Total current liabilities	2,232,197	2,202,286

Other liabilities	701,119	746,390
Long-term debt	931,482	925,535
Stockholders’ equity:
Common stock - $ .01 par value	3,375	3,369
Additional paid-in capital	1,031,121	1,052,154
Retained earnings	3,856,131	3,448,122
Accumulated other comprehensive income (loss)	(89,287)	116,037

Total stockholders’ equity	4,801,340	4,619,682

Total liabilities and stockholders’ equity	$8,666,138	$8,493,893

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$1,928,627	$1,621,245	$3,754,575	$3,164,436
Operating costs and expenses:
Cost of sales	1,079,024	935,536	2,129,788	1,847,466
Selling, general and administrative expenses	537,158	414,827	1,045,840	821,808
Gain on sales of real estate and other assets	(8,576)	(1,360)	(13,911)	(2,046)

Total operating expenses	1,607,606	1,349,003	3,161,717	2,667,228

Operating profit	321,021	272,242	592,858	497,208
Interest expense	(12,815)	(12,716)	(26,303)	(27,166)
Interest income	7,684	808	8,999	2,327

Earnings before income taxes	315,890	260,334	575,554	472,369
Income taxes	86,870	78,101	158,278	144,892

Net earnings	$229,020	$182,233	$417,276	$327,477

Basic earnings per share	$0.74	$0.59	$1.35	$1.06

Diluted earnings per share	$0.70	$0.56	$1.28	$1.01

Average common stock and common equivalent shares outstanding

Basic	309,639	308,832	309,759	308,618
Diluted	328,724	327,272	329,057	326,878

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance December 31, 2004	336,946	$3,369	$1,052,154	$3,448,122	$116,037	$—

Net income	—	—	—	417,276	—	$417,276
Dividends declared	—	—	—	(9,267)	—	—
Common stock issued for options exercised and restricted stock grants	535	6	28,545	—	—	—
Treasury stock purchases (963,500 shares)	—	—	(49,578)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(205,324)	(205,324)

Balance July 1, 2005	337,481	$3,375	$1,031,121	$3,856,131	$(89,287)	$211,952

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net earnings from operations	$417,276	$327,477

Noncash items, depreciation and amortization	90,128	76,159
Change in trade accounts receivable, net	36,692	(38,457)
Change in inventories	(54,127)	(45,241)
Change in accounts payable	53,930	67,446
Change in prepaid expenses and other assets	36,608	67,584
Change in accrued expenses and other liabilities	14,082	43,777

Total operating cash flows	594,589	498,745

Cash flows from investing activities:

Payments for additions to property, plant and equipment	(56,921)	(43,160)
Proceeds from disposals of property, plant and equipment	9,013	11,249
Cash paid for acquisitions	(296,026)	(1,343,921)
Proceeds from divestitures	22,100	—

Net cash used in investing activities	(321,834)	(1,375,832)

Cash flows from financing activities:
Proceeds from issuance of common stock	24,229	23,226
Payment of dividends	(9,267)	(8,469)
Proceeds from debt borrowings	—	130,000
Purchase of treasury stock	(49,578)	—
Debt repayments	(9,432)	(190,563)

Net cash used in financing activities	(44,048)	(45,806)

Effect of exchange rate changes on cash and equivalents	(29,167)	(3,978)

Net change in cash and equivalents	199,540	(926,871)

Beginning balance of cash and equivalents	609,115	1,230,156

Ending balance of cash and equivalents	$808,655	$303,285

Supplemental disclosures:
Cash interest payments	$13,665	$12,680
Cash income tax payments	$86,074	$49,790

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 1, 2005 and December 31, 2004, its results of operations for the three and six months ended July 1, 2005 and July 2, 2004, and its cash flows for the six months ended July 1, 2005 and July 2, 2004. The results of operations and cash flows for the periods ended July 1, 2005 are not necessarily indicative of the results to be expected for the entire year or for any future period.

Total comprehensive income (loss) was as follows:

	July 1, 2005	July 2, 2004
	( $ in millions)
Three months ended	$103.2	$192.2

Six months ended	$212.0	$318.5

Total comprehensive income for both periods represents net earnings and the change in cumulative foreign translation adjustment.

NOTE 2. ACQUISITIONS AND DIVESTITURES

The Company completed 7 business acquisitions during the six months ended July 1, 2005. In addition, the Company acquired 13 businesses during the year ended December 31, 2004. These acquisitions were selected because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. Except as noted below, the Company’s acquisitions in 2005 and 2004 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation. The Company is continuing to evaluate certain outstanding litigation arising prior to the acquisition of Trojan Technologies, Inc. which could modify the preliminary purchase price allocation for this transaction.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.

The following briefly describes the Company’s acquisition and divestiture activity for the six months ended July 1, 2005. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2004, reference is made to Note 2 to the Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

In the first quarter of 2005, the Company acquired Linx Printing Technologies PLC, a publicly held United Kingdom company, for approximately $171 million in cash, including transaction costs and net of cash acquired. Linx is a manufacturer of continuous ink-jet and laser marking equipment and complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. This acquisition resulted in the recognition of goodwill of $118 million, primarily related to the future earnings and cash flow potential of Linx and its synergies with existing operations. Linx has been included in the Company’s Consolidated Statement of Earnings since January 3, 2005.

In addition to Linx, the Company acquired six smaller companies and product lines during the six-month period ended July 1, 2005 for total consideration of approximately $125 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, dental, motion, and sensor and controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual sales of these six acquired businesses at the time of their acquisition was approximately $125 million.

On July 1, 2005, a wholly-owned subsidiary of the Company signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of German-based Leica Microsystems AG, for an aggregate purchase price of approximately €210 million (approximately $250 million) in cash, including estimated transaction costs and net of cash estimated to be acquired, plus the assumption of approximately €125 million (approximately $150 million) of estimated debt and approximately €115 million (approximately $140 million) of estimated pension obligations, in each case based on currency exchange rates as of June 30, 2005. Leica Microsystems is a leading global designer and producer of high-precision optical systems for analysis of microstructures. Leica complements the Company’s medical technology business and had annual revenues of approximately $660 million in 2004. The agreement is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2005. The Company anticipates funding this acquisition and repaying the assumed debt using available cash and if necessary funds generated through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

In June 2005, the Company divested one business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of approximately $12.1 million in cash net of related transaction expenses. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Gains in Real Estate and Other Assets” in the accompanying Consolidated Statement of Earnings. Sales for the six months ended July 1, 2005 for this divested business were $7.5 million. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, during the three months ended July 1, 2005 the Company recorded $4.6 million of interest income related to the cumulative interest received on this note. In addition, during the three months ended July 1, 2005 the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance which has been recorded as a component of “Gains on Sales of Real Estate and Other Assets” in the accompanying Consolidated Statement of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended July 1, 2005 ($ in 000’s):

	Linx	All Other	Total
Accounts receivable	$19,326	$15,811	$35,137
Inventory	13,259	15,125	28,384
Property, plant and equipment	8,652	5,045	13,697
Goodwill	117,657	100,420	218,077
Other intangible assets, primarily trade names, customer relationships and patents	26,011	19,773	45,784
Accounts payable	(7,430)	(9,145)	(16,575)
Other assets and liabilities, net	(6,608)	(15,435)	(22,043)
Assumed debt	—	(6,435)	(6,435)

Net cash consideration	$170,867	$125,159	$296,026

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the six months ended July 1, 2005, as well as the acquisitions completed in the third and fourth quarters of 2004, and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. While not expected to be significant, the Company will adjust the purchase price allocations of other acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales	$1,938,311	$1,801,291	$3,789,119	$3,591,152
Net earnings	$228,265	$176,069	$415,944	$324,534
Diluted earnings per share	$0.70	$0.54	$1.28	$1.01

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. While the Company is still finalizing its exit plans with respect to its 2005 acquisitions and certain of its 2004 acquisitions, it does not anticipate significant changes to the current accrual levels related to any acquisitions completed on or prior to July 1, 2005.

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Radio- meter	KaVo	Trojan	Linx	All Others	Total
Planned Headcount Reduction:
Balance December 31, 2004	31	325	26	—	181	563
Headcount related to 2005 acquisitions	—	—	—	151	39	190
Headcount reductions in 2005	(2)	(276)	(26)	—	(143)	(447)
Adjustments to previously provided headcount estimates	—	228	—	—	30	258

Balance July 1, 2005	29	277	—	151	107	564

Involuntary Employee Termination Benefits:
Balance December 31, 2004	$4,584	$21,665	$1,341	$—	$7,515	$35,105
Accrual related to 2005 acquisitions	—	—	—	1,486	2,038	3,524
Costs incurred in 2005	(3,105)	(7,760)	(541)	—	(3,429)	(14,835)
Adjustments to previously provided reserves	(1,154)	(883)	—	—	(234)	(2,271)

Balance July 1, 2005	$325	$13,022	$800	$1,486	$5,890	$21,523

	Radio- meter	KaVo	Trojan	Linx	All Others	Total
Facility Closure and Restructuring Costs:
Balance December 31, 2004	$2,097	$16,211	$—	$—	$15,300	$33,608
Accrual related to 2005 acquisitions	—	—	—	5,454	2,719	8,173
Costs incurred in 2005	(715)	(127)	—	—	(6,808)	(7,650)
Adjustments to previously provided reserves	—	(3,391)	—	—	(1,795)	(5,186)

Balance July 1, 2005	$1,382	$12,693	$—	$5,454	$9,416	$28,945

The adjustments to previously provided reserves associated with Kavo reflect finalization of the restructuring plans for this business and include costs and headcount reductions associated with the planned sale of certain operations in lieu of closure.

NOTE 3. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended July 1, 2005 ($ in millions).

Balance December 31, 2004	$3,970
Attributable to 2005 acquisitions	218
Adjustments to purchase price allocations	(3)
Attributable to 2005 disposition	(5)
Effect of foreign currency translations	(128)

Balance July 1, 2005	$4,052

The carrying value of goodwill, at July 1, 2005, for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment is approximately $193 million, $1,868 million, and $1,991 million, respectively. Danaher has nine reporting units closely aligned with the Company’s strategic businesses and specialty niche businesses. They are as follows: Environmental, Electronic Test, Medical Technology, Motion, Product Identification, Tools, Power Quality, Aerospace and Defense, and Sensors & Controls.

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

The following is a rollforward of the Company’s warranty accrual for the six months ended July 1, 2005 ($ in 000’s):

Balance December 31, 2004	$80,106
Accruals for warranties issued during the period	29,301
Changes in estimates related to pre-existing warranties	268
Settlements made	(34,232)
Additions due to acquisitions	1,304

Balance July 1, 2005	76,747

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

Accu-Sort, Inc., a subsidiary of the Company, is a defendant in a suit filed by Federal Express Corporation on May 16, 2001 and subsequently removed to the United States District Court for the Western District of Tennessee alleging breach of contract, misappropriation of trade secrets, breach of fiduciary duty, unjust enrichment and conversion. Plaintiff engaged Accu-Sort to develop a scanning and dimensioning system, and alleges that prior to becoming a subsidiary of the Company Accu-Sort breached its contractual obligations to, and misappropriated trade secrets of, plaintiff by developing a dimensioning product and a scanning/dimensioning product for other customers. Plaintiff seeks injunctive relief and monetary damages, including punitive damages. During the first quarter of 2005, the Court issued a summary judgment order dismissing the conversion claim and the contract-based claim relating to Accu-Sort’s dimensioning product, but allowing the other claims to proceed. A trial date is currently scheduled for January 2006. At this time, the Company cannot predict the outcome of the case and, therefore, it is not possible to estimate the amount of loss or the range of potential losses that might result from an adverse judgment or settlement in this matter. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter. Management does not expect this matter will have a material adverse effect on the Company’s consolidated results of operations or financial condition.

NOTE 5. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For additional disclosure on the Company’s pension and employee benefits plans, please refer to Note 8 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three and six months ended July 1, 2005 and July 2, 2004 respectively ($ in millions).

	Three Months				Six Months
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$0.5	$0.6	$0.2	$0.6	$1.0	$1.2	$0.4	$1.2
Interest cost	7.9	8.0	1.7	2.3	15.8	16.0	3.4	4.6
Expected return on plan assets	(9.2)	(10.1)	—	—	(18.4)	(20.2)	—	—
Amortization of transition obligation	—	(0.1)	—	—	—	(0.2)	—	—
Amortization of prior service cost	—	—	(1.1)	(0.4)	—	—	(2.2)	(0.8)
Amortization of actuarial loss	3.4	2.7	1.0	0.8	6.8	5.4	2.0	1.6

Net periodic cost	$2.6	$1.1	$1.8	$3.3	$5.2	$2.2	$3.6	$6.6

In addition to the plans discussed above, the Company maintains several smaller defined benefit plans in countries outside the United States. Total net periodic cost for these plans was approximately $3.2 million for both the six months ended July 1, 2005 and July 2, 2004.

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2004 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the defined benefit plans in 2005. As of July 1, 2005, no contributions have been made and there are no anticipated statutory funding requirements for the remainder of 2005.

NOTE 6. EARNINGS PER SHARE AND STOCK TRANSACTIONS

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended July 1, 2005:

Basic EPS	$229,020	309,639	$0.74
Adjustment for interest on convertible debentures	2,194	—
Incremental shares from assumed exercise of dilutive options	—	7,047
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$231,214	328,724	$0.70

For the Three Months Ended July 2, 2004:

Basic EPS	$182,233	308,832	$0.59
Adjustment for interest on convertible debentures	2,143	—
Incremental shares from assumed exercise of dilutive options	—	6,402
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$184,376	327,272	$0.56

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended July 1, 2005:

Basic EPS	$417,276	309,759	$1.35
Adjustment for interest on convertible debentures	4,375	—
Incremental shares from assumed exercise of dilutive options	—	7,260
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$421,651	329,057	$1.28

For the Six Months Ended July 2, 2004:

Basic EPS	$327,477	308,618	$1.06
Adjustment for interest on convertible debentures	4,274	—
Incremental shares from assumed exercise of dilutive options	—	6,222
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$331,751	326,878	$1.01

On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes.

During the second quarter of 2005, the Company repurchased approximately 960,000 shares of Company common stock in open market transactions at an aggregate cost of $49.6 million. The repurchases were funded from available cash. At July 1, 2005, the Company had approximately 9 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances.

NOTE 7. ACCOUNTING FOR STOCK OPTIONS

The Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Nonqualified options have been issued only at market value exercise prices as of the date of grant during the periods presented herein, and the Company does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the first six months of 2005 have been calculated using the Black-Scholes option pricing model and assuming a 4.42% risk-free interest rate, a 7-year life for the option, a 23% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $20 and $16 per share in the first six months of 2005 and 2004, respectively.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net earnings	$229,020	$182,233	$417,276	$327,477

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,100)	(7,258)	(12,014)	(14,244)

Pro forma net earnings	$222,920	$174,975	$405,262	$313,233

Earnings per share:
Basic – as reported	$0.74	$0.59	$1.35	$1.06
Basic – pro forma	$0.72	$0.57	$1.31	$1.01

Diluted – as reported	$0.70	$0.56	$1.28	$1.01
Diluted – pro forma	$0.68	$0.54	$1.24	$0.97

NOTE 8. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2004 Annual Report. During the first quarter of 2005, the Company realigned the reporting responsibility for one operation from the Industrial Technologies segment to the Professional Instrumentation segment. Prior period amounts have been adjusted to reflect this change and impact of the change is immaterial to both affected segments. There has been no material change in total assets or liabilities by segment except for the effect of the 2005 acquisitions (See Note 2). Segment results for the three and six months ended July 1, 2005 and July 2, 2004 are shown below:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales:
Professional Instrumentation	$871,183	$650,632	$1,700,138	$1,253,087
Industrial Technologies	746,136	653,357	1,432,671	1,277,304
Tool and Components	311,308	317,256	621,766	634,045

	$1,928,627	$1,621,245	$3,754,575	$3,164,436

Operating Profit:
Professional Instrumentation	$166,977	$128,257	$312,383	$235,921
Industrial Technologies	113,870	100,449	202,849	179,997
Tool and Components	46,467	50,387	93,420	94,943
Other	(6,293)	(6,851)	(15,794)	(13,653)

	$321,021	$272,242	$592,858	$497,208

NOTE 9. NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

In December, 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation: Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year. The Company currently uses the Black-Scholes model to compute the fair value of our stock options in connection with its disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved, including the selection and use of an appropriate valuation model, and therefore, the Company has not yet determined the ultimate impact of the adoption of SFAS 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R in the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, earnings from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to:

•	the Company’s ability to continue longstanding relationships with major customers and penetrate new channels of distribution and sale;

•	the Company’s ability to expand its business in new geographic markets;

•	increased competition;

•	demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products;

•	economic conditions in the end-markets the Company sells into;

•	adverse changes in currency exchange rates or raw material commodity prices and surcharges;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, difficulty in staffing and managing widespread operations, differing labor and employment regulation and restrictions on restructurings, differing protection of intellectual property, and unexpected changes in laws or licensing or regulatory requirements;

•	risks related to terrorist activities and the U.S. and international response thereto;

•	changes in the environment for making acquisitions and divestitures, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;

•	the Company’s ability to consummate announced acquisitions and integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	the challenge of managing asset levels, including inventory;

•	assumptions relating to pension and other post-retirement costs;

•	the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•	other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

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

OVERVIEW

Danaher Corporation derives its sales from the design, manufacture and marketing of industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and leading market positions, in three business segments: Professional Instrumentation, Industrial Technologies and Tools & Components.

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

Danaher is a multinational corporation with global operations. Approximately 45% of Danaher’s sales were derived outside the United States in 2004. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy. The planned acquisition of Leica Microsystems AG will increase the percentage of the Company’s sales derived from outside the United States and the percentage of the Company’s overall operations conducted outside the United States.

While differences exist among the Company’s businesses, the Company continued to see broad-based market expansion during the first six months of 2005, but at lower rates than in 2004. Management believes that this moderation in growth rates reflect more difficult comparisons with the Company’s 2004 fiscal periods, which were strong for the Company by historical standards, as well as a slowing semi-conductor market and current global economic conditions.

Consolidated sales for the three months ended July 1, 2005 increased approximately 19% over the comparable period of 2004. Sales from existing businesses for the quarter (which includes sales from acquired businesses starting from and after the first anniversary of the acquisition, excluding currency effect) contributed approximately 5.5% growth. Acquisitions accounted for approximately 12% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2004, contributed approximately 1.5% growth.

For the six months ended July 1, 2005, consolidated sales increased approximately 19% over the comparable period in 2004. Sales from existing businesses for the period contributed approximately 5% growth Acquisitions accounted for approximately 12.5% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2004, contributed approximately 1.5% growth.

The growth in sales resulting from acquisitions primarily relates to the establishment of a Medical Technologies business through the acquisitions of Radiometer A/S in January 2004 and Kaltenbach & Voight Gmbh (KaVo) in May 2004. In addition, several smaller acquisitions in 2004 and the acquisition of Linx Printing Technologies PLC and six smaller companies in the first six months of 2005 contributed to this growth. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. In general, each of the smaller companies and product lines acquired during the first six months of 2005 is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental, sensors and controls and motion controls. These companies were all acquired to complement existing units of the Professional Instrumentation or Industrial Technologies segments. The aggregate annual sales of the businesses acquired during the first six months of 2005 (excluding Linx) at the time of their acquisition was approximately $125 million. The anticipated acquisition of Leica Microsystems will further add both sales and operating earnings to the Medical Technologies businesses and will provide a base for the acquisition of other complementary businesses.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors and the expansion of market opportunities in Asia. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the formation of the Medical Technology business in 2004 and expansion of this business in 2005, the Company is devoting significant attention to the successful integration and restructuring of these acquired businesses.

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries. Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management. As noted above, the Company benefited from the impact of favorable currency trends in its international businesses during the first six months of 2005 when compared to 2004. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales and profit in the consolidated financial statements. Applying the exchange rates in effect at July 1, 2005 to the translation of the financial statements for the Company’s international operations for the third and fourth quarters of 2004 would result in approximately 0.5% and 2.5% lower sales than reported using the rates in effect during these reporting periods, reflecting the recent strengthening of the U.S. Dollar against other major currencies. Any further strengthening of the U.S. Dollar against other major currencies would have a further adverse impact on the Company’s results of operations.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated. During the first quarter of 2005, the Company realigned the reporting responsibility for one operation from the Industrial Technologies segment to the Professional Instrumentation segment. Prior period amounts have been reclassified to reflect this change and the impact of the change is immaterial to both affected segments.

	Three Months Ended		Six Months Ended
($ in 000’s)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Professional Instrumentation	$871,183	$650,632	$1,700,138	$1,253,087
Industrial Technologies	746,136	653,357	1,432,671	1,277,304
Tools and Components	311,308	317,256	621,766	634,045

Total	$1,928,627	$1,621,245	$3,754,575	$3,164,436

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

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$871,183	$650,632	$1,700,138	$1,253,087
Operating profit	166,977	128,257	312,383	235,921
Operating profit as a % of sales	19.2%	19.7%	18.4%	18.8%

Segment Overview

Sales of the Professional Instrumentation segment increased approximately 34% in the second quarter of 2005 over the comparable period in 2004. Sales from existing businesses for this segment contributed an increase of approximately 7.5% compared with 2004, due to sales increases in all of the businesses within the segment. Acquisitions accounted for a 24.5% increase in segment sales and favorable currency translation impacts accounted for approximately 2% sales growth. Prices were up slightly compared to the second quarter of 2004 and the impact of that increase is reflected in sales from existing businesses.

Segment sales increased 35.5% for the first six months of 2005 compared to the comparable period in 2004. Sales from existing businesses for this segment accounted for approximately 6% growth. Acquisitions accounted for a 27.5% increase in segment sales. Favorable currency translation impact accounted for approximately 2% growth.

Operating profit margins for the segment were 19.2% and 18.4% in the three and six months ended July 1, 2005, respectively, compared to 19.7% and 18.8% in the respective comparable period of 2004. Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. These operating profit margin improvements in the Company’s existing operations were more than offset by two factors: the lower operating margins of recent acquired businesses, primarily KaVo, which diluted segment operating profit margins by approximately 350 basis points for both the second quarter and first half of 2005; and higher expense levels to support strategic growth initiatives in certain businesses which commenced in mid-2004. The ongoing application of the Danaher Business System in each of our businesses, the Company’s low-cost region sourcing and production initiatives and the additional leverage from anticipated sales growth are all expected to further improve operating margins at both existing and newly acquired businesses, including KaVo, in the segment for future periods, but may be somewhat offset by continued investment in growth initiatives.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 47% of segment sales for the three months ended July 1, 2005, increased approximately 16.5% in the second quarter of 2005 compared to the comparable period of 2004. Sales from existing businesses accounted for 6% growth in the second quarter of 2005 compared with 2004, and favorable currency translation accounted for 1.5% growth. Acquisitions accounted for approximately 9% growth.

For the six months ended July 1, 2005, sales from the Company’s environmental businesses increased approximately 15.5% compared to the same period of 2004. Sales from existing businesses provided 5% growth and favorable currency translation provided 1.5% growth. Acquisitions accounted for approximately 9% growth.

The Company’s Hach/Lange businesses reported high-single digit growth for the three months ended July 1, 2005 primarily driven by growth in laboratory sales in the U.S. and process instrumentation sales in the European and Asian markets. Hach/Lange sales in Europe were up mid-single digit for the second quarter of 2005 compared with 2004, after essentially flat year-over-year performance in the first quarter of 2005 compared to 2004, reflecting strong process instrumentation and service sales as the business expands its direct distribution focus in certain European countries. The Company’s Hach Ultra Analytics business also reported high-single digit growth for the second quarter driven by strong sales in North America and, to a lesser extent, Asia and Europe. The business continues to focus on growing markets in developing countries such as India and China to enhance its growth prospects. Sales growth from acquired businesses primarily reflects the impact of the acquisition of Trojan Technologies in November 2004. Trojan established the business line’s drinking and waste water disinfection market position and is expected to generate approximately $100 million in incremental sales in 2005.

The Gilbarco Veeder-Root environmental and retail petroleum automation business reported low-single digit growth for the three months ended July 1, 2005 reflecting improvement from the essentially flat year-over-year performance in the first quarter of 2005. The Company experienced growth in sales of environmental equipment in Asia and Latin America as well as growth in payment/point-of-sale system revenues in North America. The business is also beginning to see increased sales associated with its recently updated retail point-of-sale system.

Electronic Test. Electronic test sales, representing approximately 27% of segment sales in the three months ended July 1, 2005, increased 22% during the second quarter of 2005 over the comparable 2004 period. Sales from existing businesses accounted for 11% growth compared with 2004. Acquisitions accounted for 8.5% growth. Favorable currency translation accounted for 2.5% growth.

Electronic test sales for the six months ended July 1, 2005 grew 21% compared to the same period in 2004. Sales from existing businesses accounted for 10% growth. Acquisitions accounted for 8.5% growth and favorable currency translation accounted for 2.5% growth.

Sales growth from existing businesses for both the three and six-month periods of 2005 builds on strong growth experienced by this business throughout 2004. Key contributors to this growth continue to include strength in the U.S. industrial and electrical channels and strength in the European electrical channels driven by strong demand for recently introduced product offerings. Sales in China softened slightly during the three months ended July 1, 2005 compared with 2004 levels due primarily to strong sales in the prior year period, but recent order volume has improved at double-digit rates compared with prior year periods. The Company’s network-test business reported double digit growth for the three and six month periods of 2005 compared to 2004, due to strong sales of enterprise portable network analysis and infrastructure test equipment in the North America market, and to a lesser extent Asia and European markets.

Medical Technology. The medical technology business, representing approximately 26% of segment sales in the quarter, increased 117% during the three months ended July 1, 2005 over the comparable 2004 period. Sales from existing businesses accounted for 4.5% growth compared with 2004. Acquisitions accounted for 109.5% growth. Favorable currency translation accounted for 3% growth. The Company established the medical technology business with the acquisitions of Radiometer and Gendex in the first quarter of 2004 and added to this business with the acquisition of KaVo in May 2004 and another smaller company in the first quarter of 2005.

For the six months ended July 1, 2005, sales from the Company’s medical technology businesses increased approximately 152% compared to the same period of 2004. Sales from existing businesses accounted for 4% growth compared with 2004. Acquisitions accounted for 145% growth. Favorable currency translation accounted for 3% growth. Sales growth from acquired businesses primarily reflects the impact of the acquisition of KaVo in May 2004.

Radiometer’s business experienced mid-single digit growth for the three months and six month periods ended July 1, 2005 over the comparable 2004 period primarily in North America, driven by strong instrument placements and related accessory sales, offset by weaker performance in Europe and Japan. The dental business experienced growth in the three months ended July 1, 2005 resulting from market share gains and strong equipment and laboratory sales in Western Europe due to recent promotional activity. These sales increases were somewhat mitigated by weakness in imaging product lines in North America due to strong prior year comparisons. During the three month ended July 1, 2005, the Company also agreed to acquire a dental equipment business with approximately $80 million of annual revenue. Though the acquisition has not yet closed, the Company anticipates that the acquisition will expand and strengthen the Company’s dental equipment product offering in North America.

The anticipated acquisition of Leica Microsystems is expected to further add both sales and operating earnings to the Medical Technologies businesses. Leica Microsystems is a leading global designer and producer of high-precision optical systems for analysis of microstructures. Leica complements the Company’s medical technology business and had annual revenues of approximately $660 million in 2004. Given Leica Microsystems’ current gross margins and operating profit margins, the acquisition is not expected to materially affect the Company’s overall gross margins but will be dilutive in the short-term to operating profit margins. The Company expects to work with the business to enhance operating margins through the use of the Danaher Business System.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by original equipment manufacturers (OEMs) into various end-products and systems, as well by customers and systems integrators into production and packaging lines. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, Motion and Product Identification, and three focused niche businesses, Power Quality, Aerospace and Defense, and Sensors & Controls. These businesses produce and sell motion, position, speed, temperature, and level instruments and sensing devices; product identification equipment and consumables; power switches and controls; power protection products; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices.

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$746,136	$653,357	$1,432,671	$1,277,304
Operating profit	113,870	100,449	202,849	179,997
Operating profit as a % sales	15.3%	15.4%	14.2%	14.1%

Segment Overview

Sales of the Industrial Technologies segment increased 14.5% in the three months ended July 1, 2005 over the comparable period in 2004. Sales from existing businesses contributed an increase of approximately 4.5% growth in the second quarter of 2005 compared with 2004, due primarily to sales increases in the product identification and aviation & defense businesses. The Company’s motion businesses experienced a decrease in sales from existing businesses during the quarter ended July 1, 2005. The first quarter 2005 acquisition of Linx together with several other smaller acquisitions accounted for an 8.5% increase in segment sales. Favorable currency translation impact accounted for approximately 1.5% growth. Prices were up slightly compared to the second quarter of 2004 and the impact of that increase is reflected in sales from existing businesses.

Segment sales increased 12% for the first six months of 2005 compared to the comparable period in 2004. Sales from existing businesses for this segment accounted for approximately 4% growth. Acquisitions accounted for a 6.5% increase in segment sales. Favorable currency translation impact accounted for approximately 1.5% growth.

Operating profit margins for the segment were 15.3% and 14.2% in the three and six months ended July 1, 2005, respectively, compared to 15.4% and 14.1% in the respective comparable periods of 2004. The overall steady operating profit margins reflect additional leverage from sales growth, on-going cost reductions associated with our Danaher Business System initiatives completed during 2004 and 2005, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods. Operating profit margins for the three months ended July 1, 2005 also benefited approximately 60 basis points from a $4.6 million pre-tax gain on the sale of a small business during the period. Offsetting these positive factors were: the dilutive effects of operating margins from businesses recently acquired which reduced overall operating profit margins by approximately 40 basis points for the second quarter and 30 basis points for the first half of 2005; higher expense levels to support strategic growth and restructuring initiatives, primarily in the motion businesses, which commenced in mid-2004; and increased spending related to realigning the sales force within the product identification businesses to fully integrate recent acquisitions, which realignment efforts are expected to result in increased sales levels in future quarters.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing approximately 34% of the segment sales for the three months ended July 1, 2005, increased 1% in the second quarter of 2005 over the comparable 2004 period. Sales from existing businesses declined 3% in 2005 compared with 2004. Favorable currency translation effects accounted for 2% growth and acquisitions contributed 2% to reported growth.

For the six months ended July 1, 2005, sales from the Company’s motion businesses increased approximately 4.5% compared to the same period of 2004. Sales from existing businesses were flat compared with prior year levels; favorable currency translation provided 2% growth. Acquisitions accounted for approximately 2.5% growth.

Sales from existing businesses slowed from 2004 levels as the Company began comparing against strong growth periods in 2004, which accelerated significantly in the second quarter of 2004 primarily as a result of the business’ electric vehicle and flat panel display initiatives, and also because of: the softening in the semiconductor and electronic assembly end markets; softening in the North America market for standard motors and drives; and lower sales of motors and linear products into the aviation and defense markets compared to record volume in 2004 related to the Iraq war. The change in year-over-year sales for the six months ended July 1, 2005 was primarily a result of expanding sales to the electronic vehicle systems market as well as continued growth in flat panel display, though at a lower growth rate than in 2004, offset in part by the factors mentioned in the previous sentence.

Product Identification. The Product Identification business accounted for approximately 29% of segment sales in the quarter. For the three months ended July 1, 2005, Product Identification sales grew 37% compared to the same period of 2004. Sales from existing operations provided 10.5% growth in 2005 compared with 2004. Acquisitions accounted for 24.5% growth and favorable currency impacts accounted for approximately 2% growth.

For the six months ended July 1, 2005, sales from the Company’s product identification businesses increased 27.5% compared to the same period in 2004. Existing businesses provided 7% growth. Acquisitions accounted for 18.5% growth, and favorable currency impacts accounted for approximately 2% growth.

Growth in sales from existing operations for both the three and six month periods of 2005 were driven by strong systems installation orders within the Accu-Sort scanning business in particular with the United States Postal Service. In addition, low-single digit growth in sales of marking systems equipment and related parts and supplies for the three months ended July 1, 2005 reversed low single digit year-over-year sales declines experienced in the first quarter of 2005. This growth primarily resulted from strength in the Asian and Latin American markets offset somewhat by continued softness in the North American markets. The Company has increased its sales and marketing efforts to address sales force and distribution channel disruptions caused by recent acquisitions and related restructuring activities. These disruptions adversely impacted sales growth in the first quarter. These efforts helped improve the business’ performance in the second quarter of 2005 and the Company expects they will contribute to additional growth in the second half of 2005.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 13.5% sales growth in the second quarter of 2005 compared to the comparable 2004 period. The 2005 period sales were negatively impacted by 0.5% due to the sale of a small business in June 2005 for which previously reported sales have not been restated. Growth in the existing businesses was primarily driven by sales growth from the Company’s aerospace and defense businesses, principally the electro-optical product lines. This improvement was somewhat offset by softness in the Company’s sensors and controls business due to a slowing semi-conductor market and more difficult comparisons with the business’ 2004 fiscal periods which were strong for the business by historical standards. For the six month period ended July 1, 2005 sales of the focused niche businesses grew 9.5% compared to the comparable period in 2004 for the same reasons noted above for the quarter.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and precision fasteners and miniature components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$311,308	$317,256	$621,766	$634,045
Operating profit	46,467	50,387	93,420	94,943
Operating profit as a % sales	14.9%	15.9%	15.0%	15.0%

Sales in the Tools & Components segment decreased 2% in the both the three and six month periods ended July 1, 2005 compared to the same 2004 periods. The 2005 period sales were negatively impacted by 6% due to the sale of a small business in late 2004 for which previously reported sales have not been restated. Sales from existing businesses contributed approximately 4% to overall growth for the segment in the three and six month periods, including approximately 2% growth due to price increases that the Company has implemented as a result of cost increases in steel and other commodities. Currency impacts on sales were negligible.

Mechanics Hand Tools sales, representing approximately two-thirds of segment sales in the three months ended July 1, 2005, grew approximately 5.5% and 5%, for the three and six months ending July 1, 2005, respectively, compared with 2004. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which experienced low double digit growth during the period driven by increases in both the number of distributors and their average purchase levels. The Company’s retail mechanics hand tools business grew at low-single digit levels during the period. Inventory reductions at Sears, a major customer of the segment, during the period tempered the business’ quarterly sales growth. The Company believes the merger of Sears with Kmart Holding Corporation may result in further adjustments to Sears/Kmart’s inventory levels during the second half of 2005, but is expected to create a larger market for the Company’s mechanics hand tool products after the integration of the two businesses is completed. The segment’s niche businesses also experienced low-single digit growth during the three months ended July 1, 2005 due primarily to strength in the truck box and chuck businesses.

Operating profit margins for the segment were 14.9% and 15.0% in the three and six months ended July 1, 2005 compared to 15.9% and 15.0% in the respective comparable period in 2004. The decline in operating profit margins for the three months ended July 1, 2005 primarily relates to incremental costs associated with closing one of the segment’s manufacturing facilities. Completing the plant closure is expected to cost approximately $9 million in 2005 of which approximately $6 million has been expensed as of July 1, 2005. There will be minimal benefit to operating margins from this closure in 2005 but the Company expects this closure will have a positive contribution to earnings in 2006. The segment also recorded gains on the sale of real estate totaling $5.3 million ($3.9 million after taxes) during the first quarter of 2005 which partially offset these plant closing costs. In addition, the impact of Danaher Business System cost reduction programs implemented in 2004 and 2005 and the pricing initiatives implemented to offset a portion of the steel and other commodity cost increases experienced in 2004 helped offset these facility closure costs.

GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in 000’s)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$1,928,627	$1,621,245	$3,754,575	$3,164,436
Cost of sales	1,079,024	935,536	2,129,788	1,847,466

Gross profit	849,603	685,709	1,624,787	1,316,970
Gross profit margin	44.1%	42.3%	43.3%	41.6%

The increase in gross profit margin for the three and six month periods ended July 1, 2005 results from generally higher gross profit margins in businesses recently acquired, leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, and cost reductions in recently acquired business units. In addition, selected increases in selling prices and recent reduction of commodity costs also contributed to gross profit expansion. Partly offsetting these improvements are the costs associated with closing a manufacturing facility in the Tools & Components segment referred to above. Gross profit could be negatively impacted in future periods by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in 000’s)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$1,928,627	$1,621,245	$3,754,575	$3,164,436
Selling, general and administrative expenses	537,158	414,827	1,045,840	821,808

SG&A as a % of sales	27.9%	25.6%	27.9%	26.0%

In the three and six month periods ended July 1, 2005, selling, general and administrative expenses increased 230 and 190 basis points, respectively, from the comparable 2004 levels. These increases are due primarily to the impact of recently acquired businesses (principally KaVo and to a lesser extent Radiometer) and their higher relative operating expense structures, additional spending to fund growth opportunities throughout the Company, and the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole. The Euro’s improved performance against the U.S. Dollar also adversely impacted selling, general and administrative expenses in our international operations.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $12.8 million for the three months ended July 1, 2005 was essentially unchanged from the corresponding 2004 period. Interest expense for the six months ended July 1, 2005 was lower than the applicable prior year period by approximately $0.9 million. The decrease in interest expense is due to lower debt levels in 2005 offset slightly by the adverse impact of the Euro/United States Dollar exchange rate on interest expense under the Company’s $359 million of 6.25% Eurobond notes due in July 2005.

Interest income of $7.7 million and $0.8 million was recognized for the three months ended July 1, 2005 and the corresponding period of 2004, respectively, and interest income of $9.0 million and $2.3 million was recognized in the first six months of 2005 and 2004, respectively. During the three months ended July 1, 2005, the Company collected $4.6 million of interest on a note receivable which had not previously been recorded due to collection risk (see Note 2 to the Consolidated Condensed Financial Statements for additional information). In addition, average invested cash balances increased over the first half of 2005, which coupled with higher overall interest rates in 2005 compared to 2004, increased interest income from prior year levels.

INCOME TAXES

The effective tax rate for the six month period ended July 1, 2005 of 27.5% is 3.2% lower than the 2004 effective rate, mainly due to the effect of a higher proportion of foreign earnings in the first six months of 2005 compared to the comparable period of 2004. The Company’s effective tax rate can be affected by business acquisitions and dispositions, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations are reflected in the period in which they occur. The Company’s effective tax rate during 2005 differed from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States.

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which the Company’s earnings and/or deductions are realized may differ from current estimates.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first six months of 2005 or 2004. The Company has experienced cost increases in steel and other commodities during this period which have impacted certain businesses. The Company has passed along certain of these cost increases to customers as appropriate.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at July 1, 2005, the fair value of the Company’s fixed-rate long-term debt would decrease by approximately $5 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Company’s issuance of Eurobond notes in 2000 provides a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk. The Company is evaluating alternatives to offset exchange rate risk associated with its European net asset position in light of the scheduled repayment of the Eurobond notes in July 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	Six Months Ended
($ in 000’s)	July 1, 2005	July 2, 2004
Total operating cash flows	$594,589	$498,745

Purchases of property, plant & equipment	(56,921)	(43,160)
Cash paid for acquisitions	(296,026)	(1,343,921)
Other sources	31,113	11,249

Net cash used in investing activities	(321,834)	(1,375,832)

Proceeds from the issuance of common stock	24,229	23,226
Repayments of borrowings, net	(9,432)	(60,563)
Purchase of treasury stock	(49,578)	—
Payment of dividends	(9,267)	(8,469)

Net cash used in financing activities	$(44,048)	$(45,806)

•	Operating cash flow, a key source of the Company’s liquidity, was $595 million for the first six months of 2005, an increase of $96 million, or approximately 19% as compared to the comparable period of 2004. Earnings growth contributed $90 million to the increase in operating cash flow in 2005 compared to the comparable period of 2004, with period-over-period changes in operating working capital, the impact of the timing of tax payments and deferred taxes and increases in depreciation and amortization contributing the balance.

•	As of July 1, 2005, the Company held approximately $809 million of cash and cash equivalents.

•	Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 7 companies and product lines during the first six months of 2005 for total consideration of approximately $296 million in cash, including transaction costs and net of cash acquired.

•	On July 1, 2005, a wholly-owned subsidiary of the Company signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of German-based Leica Microsystems AG, for an aggregate purchase price of approximately €210 million (approximately $250 million) in cash, including estimated transaction costs and net of cash estimated to be acquired, plus the assumption of approximately €125 million (approximately $150 million) of estimated debt and approximately €115 million (approximately $140 million) of estimated pension obligations, in each case based on currency exchange rates as of June 30, 2005. The Company anticipates funding this acquisition and the payment of debt assumed using available cash and if necessary funds generated through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

•	The Company’s Eurobond notes, with an outstanding balance of $359 million as of July 1, 2005, mature in July 2005. The Company currently anticipates that at maturity the Eurobond notes will be satisfied from available cash. However, if necessary the Company may use funds generated through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was $595 million for the first six months of 2005, an increase of $96 million, or approximately 19% as compared to the comparable period of 2004. Earnings growth contributed $90 million to the increase in operating cash flow in the first six months of 2005 compared to the first six months of 2004. Depreciation and amortization accounted for approximately $14 million of the improvement in cash flow on a period-over period basis. Operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, favorably impacted the period-over-period comparison as accounts receivable collections increased as a result of strong end of year 2004 sales. Cash generated from accounts receivable increased cash flow by $75 million during the six months of 2005 compared to 2004. This increase primarily relates to significant increases in accounts receivable in 2004 related to the accelerating sales environment. These improvements were somewhat offset by cash used for inventory which increased approximately $9 million in the first half of 2005 compared to the comparable period of 2004, although inventory turns improved on a period-to-period basis, driven particularly by improvements in newly acquired businesses. In addition, the Company realized lower cash flow benefits from accounts payable compared to the first half of 2004, primarily as a result of the timing of vendor payments. The impact of the timing of tax payments and deferred taxes in 2005 compared to 2004 resulted in approximately $23 million lower cash flow for the six months of 2005 compared to 2004.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition.

Investing Activities

Net cash used in investing activities was $322 million in the first six months of 2005 compared to approximately $1,376 million of net cash used in the comparable period of 2004. Gross capital spending of $57 million for the first six months of 2005 increased $14 million from the first six months of 2004, due to capital spending relating to new acquisitions and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2005, the Company expects capital spending of approximately $150 million, though actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $9 million of cash proceeds for the first six months of 2005, primarily due to the sale of a manufacturing facility. Disposals of fixed assets also yielded $11 million of cash proceeds for the comparable period of 2004. Net pre-tax gains of $4 million and $2 million were recorded in the first six months of 2005 and 2004, respectively, on these sales and are separately stated in the accompanying consolidated statements of earnings.

In addition, as discussed above, the Company completed 7 business acquisitions during the first six months of 2005. All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the first quarter of 2005 the Company acquired Linx Printing Technologies PLC, a publicly-held United

Kingdom company, for approximately $171 million in cash, including transaction costs and net of cash acquired. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004.

In addition to Linx, the Company acquired six smaller companies and product lines during the six-month period ended July 1, 2005 for total consideration of approximately $125 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, dental, sensor and controls and motion controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual sales of these six acquired businesses are approximately $125 million.

In June 2005, the Company divested one business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of approximately $12.1 million in cash net of related transaction expenses. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Gains in Real Estate and Other Assets” in the accompanying Consolidated Statement of Earnings. Sales for the six months ended July 1, 2005 for this divested business were $7.5 million. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, the Company recorded $4.6 million of interest income related to the cumulative interest received on this note in the three months ended July 1, 2005. In addition, the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance in the three months ended July 1, 2005 which has been recorded as a component of “Gains on Sales of Real Estate and Other Assets” in the accompanying Consolidated Statement of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

On July 1, 2005, a wholly-owned subsidiary of the Company signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of German-based Leica Microsystems AG, for an aggregate purchase price of approximately €210 million (approximately $250 million) in cash, including estimated transaction costs and net of cash estimated to be acquired, plus the assumption of approximately €125 million (approximately $150 million) of estimated debt and approximately €115 million (approximately $140 million) of estimated pension obligations, in each case based on currency exchange rates as of June 30, 2005. Leica Microsystems is a leading global designer and producer of high-precision optical systems for analysis of microstructures. Leica complements the Company’s medical technology businesses and had annual revenues of approximately $660 million in 2004. The agreement is subject to customary closing conditions, including regulatory approvals and is expected to close in the third quarter of 2005. The Company anticipates funding this acquisition and repaying the assumed debt using available cash and if necessary funds generated through the issuance of commercial paper, borrowings under existing credit facilities or by accessing the capital markets, or through a combination of some or all of these alternatives.

Financing Activities and Indebtedness

Financing activities used cash of $44 million during the first six months of 2005 compared to $46 million used during the comparable period of 2004.

On April 21, 2005, the Company announced that the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes.

During the three months ended July 1, 2005, the Company repurchased approximately 960,000 shares of Company common stock in open market transactions at an aggregate cost of $49.6 million. The repurchases were funded from available cash. At July 1, 2005, the Company had approximately 9 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances.

Total debt was $1,303 million at July 1, 2005 compared to $1,350 million at December 31, 2004. This decrease was due primarily to reduction in the principal of the Company’s Euro denominated debt from December 31, 2004 as a result of changes in the U.S Dollar/Euro exchange rates during the six month period, and to a lesser extent due to repayments of debt during the period. These decreases were offset slightly by the accretion of amounts due under the LYONs discussed below. There were no new borrowings during the six months ended July 1, 2005.

The Company’s debt financing as of July 1, 2005 was composed primarily of $574 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $359 million of 6.25% Eurobond notes due July 2005 and $250 million of 6% notes due 2008 (subject to the interest rate swaps described above). The Company’s LYONs obligations (described in detail in the Company’s 2004 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Substantially all remaining borrowings have interest costs that float with referenced base rates. The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2004 or 2005.

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

The Company declared a regular quarterly dividend of $ 0.015 per share payable on July 29, 2005 to holders of record on June 24, 2005. Aggregate cash payments for dividends during the first six months of 2005 were $9.3 million.

Cash and Cash Requirements

As of July 1, 2005, the Company held approximately $809 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of July 1, 2005, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

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

Management believes there have been no significant changes during the quarter ended July 1, 2005 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition,

SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of its operations, financial position or cash flows.

In December, 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation: Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year. The Company currently uses the Black-Scholes model to compute the fair value of our stock options in connection with its disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved; including the selection and use of an appropriate valuation model, and therefore, the Company has not yet determined the ultimate impact of the adoption of SFAS 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R in the first quarter of 2006.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The disclosure regarding legal proceedings set forth in Note 4 to the Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Repurchases of equity securities during the second quarter of 2005 are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
4/2/05–5/1/05(1)	150,000	$51.53	150,000	9,850,000
5/2/05–6/1/05(1)	813,500	$51.44	813,500	9,036,500
6/2/05–7/1/05(1)	—	$—	—	9,036,500

Total	963,500	$51.46	963,500	9,036,500

(1)	On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 4, 2005. At the annual meeting, the shareholders voted on the following proposals:

1.	To elect three directors of the Company to a term expiring in 2008. Each nominee for director was elected by a vote of the shareholders as follows:

	Affirmative Votes	Votes Withheld
H. Lawrence Culp, Jr.	271,835,891	9,594,591
Mitchell P. Rales	271,605,385	9,825,097
A. Emmet Stephenson, Jr.	273,923,860	7,506,622

In addition, the terms of Messrs. Mortimer M. Caplin, Donald J. Ehrlich, Walter G. Lohr, Jr., Steven M. Rales, John T. Schwieters and Alan G. Spoon as directors continued after the meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent auditor for the year ending December 31, 2005. The proposal was approved by a vote of shareholders as follows:

For	277,319,943
Against	2,519,250
Abstain	1,591,289

281,430,482

3.	To approve the Amended and Restated Danaher Corporation 1998 Stock Option Plan to increase the aggregate number of shares that may be issued pursuant to the Plan from 45,000,000 shares to 60,000,000 shares. The proposal was approved by a vote of shareholders as follows:

For	198,172,999
Against	43,146,701
Abstain	1,843,861
Broker Non-Vote	38,266,921

281,430,482

4.	To act upon a shareholder proposal that the Board of Directors initiate processes to amend the Company’s governance documents to provide that director nominees be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders. The proposal was rejected by a vote of shareholders as follows:

For	85,900,822
Against	154,408,589
Abstain	2,854,049
Broker Non-Vote	38,267,022

281,430,482

ITEM 6. Exhibits

(a)	Exhibits:

10.1	Amendment to Amended and Restated Danaher Corporation 1998 Stock Option Plan* +

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Incorporated by reference from Appendix A to Danaher Corporation’s 2005 Proxy Statement on Schedule 14A filed with the Commission on March 25, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 20, 2005	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: July 20, 2005	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer