Form 10-Q
period 2005-09-30
DANAHER CORP /DE/
filed 2005-10-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

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

Act).     Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐    No  ☒

The number of shares of common stock outstanding at October 14, 2005 was approximately 308.1 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and equivalents	$275,621	$609,115
Trade accounts receivable, net	1,364,320	1,231,065
Inventories:
Finished goods	345,863	281,325
Work in process	168,541	138,261
Raw material and supplies	363,924	284,410

Total inventories	878,328	703,996
Prepaid expenses and other current assets	281,670	374,514

Total current assets	2,799,939	2,918,690

Property, plant and equipment, net of accumulated depreciation of $1,123,000 and $1,015,000, respectively	737,922	752,966
Other assets	157,620	91,705
Goodwill	4,474,696	3,970,269
Other intangible assets, net	852,898	760,263

Total assets	$9,023,075	$8,493,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$118,806	$424,763
Trade accounts payable	719,825	612,066
Accrued expenses	1,360,933	1,165,457

Total current liabilities	2,199,564	2,202,286

Other liabilities	893,712	746,390
Long-term debt	935,651	925,535
Stockholders’ equity:
Common stock - $ .01 par value	3,379	3,369
Additional paid-in capital	998,421	1,052,154
Retained earnings	4,078,777	3,448,122
Accumulated other comprehensive income (loss)	(86,429)	116,037

Total stockholders’ equity	4,994,148	4,619,682

Total liabilities and stockholders’ equity	$9,023,075	$8,493,893

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales	$1,966,375	$1,745,285	$5,720,950	$4,909,721
Operating costs and expenses:
Cost of sales	1,118,504	1,005,292	3,248,292	2,852,758
Selling, general and administrative expenses	523,612	452,126	1,569,452	1,273,934
Gain (loss) on sales of real estate and other assets, net	(4,577)	4,054	9,334	6,100

Total operating expenses	1,646,693	1,453,364	4,808,410	4,120,592

Operating profit	319,682	291,921	912,540	789,129
Interest expense	(9,203)	(13,619)	(35,506)	(40,785)
Interest income	3,050	2,530	12,049	4,857

Earnings before income taxes	313,529	280,832	889,083	753,201
Income taxes	(84,708)	(80,039)	(242,986)	(224,931)

Net earnings	$228,821	$200,793	$646,097	$528,270

Basic earnings per share	$0.74	$0.65	$2.09	$1.71

Diluted earnings per share	$0.70	$0.62	$1.98	$1.63

Average common stock and common equivalent shares outstanding
Basic	309,590	309,126	309,703	308,787
Diluted	328,627	327,967	328,914	327,241

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance December 31, 2004	336,946	$3,369	$1,052,154	$3,448,122	$116,037
Net income	—	—	—	646,097	—	$646,097
Dividends declared	—	—	—	(15,442)	—	—
Common stock issued for options exercised and restricted stock grants	966	10	42,971	—	—	—
Treasury stock purchases (1.86 million shares)	—	—	(96,704)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(202,466)	(202,466)

Balance September 30, 2005	337,912	$3,379	$998,421	$4,078,777	$(86,429)	$443,631

See notes to consolidated condensed financial statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine Months Ended
	September 30, 2005	October 1, 2004
Cash flows from operating activities:
Net earnings from operations	$646,097	$528,270
Depreciation and amortization	133,627	117,238
Change in trade accounts receivable, net	(14,144)	(49,765)
Change in inventories	(81,756)	(44,280)
Change in accounts payable	71,412	57,932
Change in prepaid expenses and other assets	62,985	97,907
Change in accrued expenses and other liabilities	84,231	61,794

Total operating cash flows	902,452	769,096

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(87,152)	(70,118)
Proceeds from disposals of property, plant and equipment	15,495	20,061
Cash paid for acquisitions	(812,290)	(1,373,247)
Proceeds from divestitures	22,100	—

Net cash used in investing activities	(861,847)	(1,423,304)

Cash flows from financing activities:
Proceeds from issuance of common stock	37,741	33,938
Payment of dividends	(15,442)	(13,097)
Proceeds from debt borrowings	222,481	130,000
Purchase of treasury stock	(96,704)	—
Debt repayments	(500,398)	(192,661)

Net cash used in financing activities	(352,322)	(41,820)

Effect of exchange rate changes on cash and equivalents	(21,777)	(2,518)

Net change in cash and equivalents	(333,494)	(698,546)

Beginning balance of cash and equivalents	609,115	1,230,156

Ending balance of cash and equivalents	$275,621	$531,610

Supplemental disclosures:
Cash interest payments	$37,305	$37,047
Cash income tax payments	$119,146	$74,361

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2005 and December 31, 2004, its results of operations for the three and nine months ended September 30, 2005 and October 1, 2004, and its cash flows for the nine months ended September 30, 2005 and October 1, 2004. The results of operations and cash flows for the periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year or for any future period.

Total comprehensive income was as follows:

	September 30 2005	October 1 2004
	($ in millions)
Three months ended	231.6	192.9
Nine months ended	443.6	511.4

Total comprehensive income for both periods represents net earnings and the change in cumulative foreign translation adjustment.

NOTE 2. ACQUISITIONS AND DIVESTITURES

The Company completed 10 business acquisitions during the nine months ended September 30, 2005. In addition, the Company acquired 13 businesses during the year ended December 31, 2004. These acquisitions were selected because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. Except as noted below, the Company’s acquisitions in 2005 and 2004 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation. The Company is continuing to evaluate certain outstanding litigation arising prior to the acquisition of Trojan Technologies, Inc. which could modify the preliminary purchase price allocation for this transaction. The Company is also evaluating significant assumptions relative to the purchase price allocation for the Leica Microsystems AG acquisition which occurred in August 2005 including the fair value of tangible and intangible assets acquired (including inventory), pension liabilities assumed and restructuring actions to be taken to integrate the business into the Company. The purchase price allocations for the Leica Microsystems acquisition could change significantly depending on the outcome of this evaluation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.

The following briefly describes the Company’s acquisition and divestiture activity for the nine months ended September 30, 2005. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2004, reference is made to Note 2 to the Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

In the first quarter of 2005, the Company acquired Linx Printing Technologies PLC, a publicly held United Kingdom company, for approximately $171 million in cash, including transaction costs and net of cash acquired. Linx is a manufacturer of continuous ink-jet and laser marking equipment and complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. This acquisition resulted in the recognition of goodwill of $96 million, primarily related to the future earnings and cash flow potential of Linx and its synergies with the Company’s existing operations. Linx has been included in the Company’s Consolidated Statement of Earnings since January 3, 2005.

In August 2005, the Company acquired all of the issued and outstanding shares of capital stock of Germany based Leica Microsystems AG, for an aggregate purchase price of approximately €210 million in cash, including transaction costs and net of cash acquired and the repayment of €125 million outstanding Leica debt (approximately $429 million in aggregate). On September 26, 2005, the Company sold the semiconductor equipment division of Leica Microsystems. Leica Microsystems is a leading global designer and producer of high-precision optical systems for analysis of microstructures. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested). The Leica acquisition resulted in the recognition of a preliminary estimate of goodwill of $373 million primarily related to Leica’s future earnings and cash flow potential. Leica has been included in the company’s Consolidated Statement of Earnings since September 1, 2005.

Proceeds from the sale of the semiconductor equipment business have been reflected as a reduction in the purchase price for Leica Microsystems in the accompanying consolidated Statement of Cash Flows. Operating losses for the semiconductor business for the period from acquisition to disposition totaled approximately $1.3 million and are reflected in “Loss (Gains) on Real Estate and Other Assets, Net” in the accompanying consolidated Statement of Earnings.

In addition to Linx and Leica, the Company acquired 8 smaller companies and product lines during the nine-month period ended September 30, 2005 for total consideration of approximately $212 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, dental, motion, aerospace & defense and sensor and controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual sales of these eight acquired businesses at the time of their respective acquisitions was approximately $225 million.

In June 2005, the Company divested one business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of approximately $12.1 million in cash net of related transaction expenses. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Loss (Gain) on Real Estate and Other Assets, Net” in the accompanying Consolidated Statement of Earnings. Sales for the six months ended July 1, 2005 for this divested business were $7.5 million. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, during the second fiscal quarter of 2005 the Company recorded $4.6 million of interest income related to the cumulative interest received on this note. In addition, during the second fiscal quarter of 2005 the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance which has been recorded as a component of “Loss (Gain) on Sales of Real Estate and Other Assets, Net” in the accompanying Consolidated Statement of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 30, 2005 ($ in 000’s):

	Leica	Linx	All Other	Total
Accounts receivable	$128,115	$17,094	$25,729	$170,938
Inventory	95,860	8,437	22,098	126,395
Property, plant and equipment	40,910	8,498	10,313	59,721
Goodwill	372,547	96,480	163,203	632,230
Other intangible assets, primarily trade names, customer relationships and patents	86,942	47,188	33,416	167,546
Accounts payable	(40,358)	(7,430)	(16,377)	(64,165)
Other assets and liabilities, net	(249,131)	600	(17,581)	(266,112)
Assumed debt	(5,503)	—	(8,760)	(14,263)

Net cash consideration	$429,382	$170,867	$212,041	$812,290

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the nine months ended September 30, 2005, as well as the acquisitions completed in the fourth quarter of 2004, and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company will adjust the purchase price allocations of its acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net sales	$2,047,064	$2,000,304	$6,183,805	$5,486,945
Net earnings	$217,062	$188,302	$634,848	$512,851
Diluted earnings per share	$0.67	$0.58	$1.95	$1.59

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its exit plans with respect to its 2005 acquisitions and certain of its 2004 acquisitions, and changes to the current accrual levels related to these acquisitions may occur, specifically as it relates to the Leica Microsystems acquisition.

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Radio- meter	KaVo	Trojan	Linx	All Others	Total
Planned Headcount Reduction:
Balance December 31, 2004	31	325	26	—	181	563
Headcount related to 2005 acquisitions	—	—	—	23	39	62
Headcount reductions in 2005	(24)	(431)	(26)	(23)	(150)	(654)
Adjustments to previously provided headcount estimates	—	228	—	—	30	258

Balance September 30, 2005	7	122	—	—	100	229

Involuntary Employee Termination Benefits:
Balance December 31, 2004	$4,584	$21,665	$1,341	$—	$7,515	$35,105

Acrual related to 2005 Acquisitions	—	—	—	1,486	2,038	3,524
Costs incurred in 2005	(2,553)	(10,895)	(557)	(1,486)	(4,098)	(19,589)
Adjustments to previously provided reserves	(1,154)	(883)	—	—	(234)	(2,271)

Balance September 30, 2005	$877	$9,887	$784	$—	$5,221	$16,769

Facility Closure and Restructuring Costs:
Balance December 31, 2004	$2,097	$16,211	$—	$—	$15,300	$33,608
Accrual related to 2005 acquisitions	—	—	—	5,454	2,719	8,173
Costs incurred in 2005	(2,097)	(3,375)	—	—	(8,031)	(13,503)
Adjustments to previously provided reserves	—	(4,041)	—	—	(3,049)	(7,090)

Balance September 30, 2005	$—	$8,795	$—	$5,454	$6,939	$21,188

The adjustments to previously provided reserves associated with Kavo reflect finalization of the restructuring plans for this business and include costs and headcount reductions associated with the planned sale of certain operations in lieu of closure.

NOTE 3. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended September 30, 2005 ($ in millions).

Balance December 31, 2004	$3,970
Attributable to 2005 acquisitions	632
Adjustments to purchase price allocations	(9)
Attributable to 2005 disposition	(5)
Effect of foreign currency translations	(113)

Balance September 30, 2005	$4,475

The carrying value of goodwill, at September 30, 2005, for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment is approximately $193 million, $2,308 million, and $1,974 million, respectively. Danaher has nine reporting units closely aligned with the Company’s strategic businesses and specialty niche businesses. They are as follows: Environmental, Electronic Test, Medical Technologies, Motion, Product Identification, Tools, Power Quality, Aerospace and Defense, and Sensors & Controls.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended September 30, 2005 ($ in 000’s):

Balance December 31, 2004	$80,106
Accruals for warranties issued during the period	49,603
Changes in estimates related to pre-existing warranties	668
Settlements made	(53,519)
Additions due to acquisitions	10,535

Balance September 30, 2005	$87,393

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

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three and nine months ended September 30, 2005 and October 1, 2004 respectively ($ in millions).

	Three Months				Nine Months
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$0.4	$0.3	$0.2	$0.7	$1.4	$1.5	$0.6	$1.9
Interest cost	7.3	8.0	1.5	2.4	23.1	24.0	4.9	7.0
Expected return on plan assets	(9.2)	(10.2)	0.0	0.0	(27.6)	(30.4)	0.0	0.0
Amortization of ransition obligation	0.0	0.0	0.0	0.0	0.0	(0.2)	0.0	0.0
Amortization of prior service cost	0.0	(0.0)	(1.3)	(0.1)	0.0	0.0	(3.5)	(0.9)
Amortization of actuarial loss	2.6	2.7	0.5	0.8	9.4	8.1	2.5	2.4

Net periodic cost	$1.1	$0.8	$0.9	$3.8	$6.3	$3.0	$4.5	$10.4

In addition to the plans discussed above, the Company maintains several smaller defined benefit plans in countries outside the United States. Total net periodic cost for these plans was approximately $4.9 million for both the nine months ended September 30, 2005 and October 1, 2004.

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2004 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the domestic defined benefit plans in 2005. As of September 30, 2005, no contributions have been made and there is no anticipated statutorily required funding for the remainder of 2005.

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2005

Basic EPS	$228,821	309,590	$0.74
Adjustment for interest on convertible debentures	2,207	—
Incremental shares from assumed exercise of dilutive options	—	6,999
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$231,028	328,627	$0.70

For the Three Months Ended October 1, 2004:

Basic EPS	$200,793	309,126	$0.65
Adjustment for interest on convertible Debentures	2,156	—
Incremental shares from assumed exercise of dilutive options	—	6,803
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$202,949	327,967	$0.62

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2005:

Basic EPS	$646,097	309,703	$2.09
Adjustment for interest on convertible debentures	6,582	—
Incremental shares from assumed exercise of dilutive options	—	7,173
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$652,679	328,914	$1.98

For the Nine Months Ended October 1, 2004:

Basic EPS	$528,270	308,787	$1.71
Adjustment for interest on convertible debentures	6,430	—
Incremental shares from assumed exercise of dilutive options	—	6,416
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$534,700	327,241	$1.63

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

During the second and third quarters of 2005, the Company repurchased 963,500 and 900,000 shares respectively of Company common stock in open market transactions at an aggregate cost of $96.7 million. The repurchases were funded from available cash. At September 30, 2005, the Company had approximately 8.1 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or existing lines of credit.

NOTE 7. ACCOUNTING FOR STOCK OPTIONS

The Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Nonqualified options have been issued only at market value exercise prices as of the date of grant during the periods presented herein, and the Company does not recognize compensation costs for options of this type. The pro forma costs of these options granted in the first nine months of 2005 have been calculated using the Black-Scholes option pricing model and assuming a 4.32% risk-free interest rate, a 7-year life for the option, a 23% expected volatility and dividends at the current annual rate. The weighted-average grant date fair market value of options issued was $20 and $17 per share in the first nine months of 2005 and 2004, respectively.

The following table illustrates the effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1 2004	September 30, 2005	October 1, 2004
Net earnings	$228,821	$200,793	$646,097	$528,270
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,215)	(7,078)	(20,229)	(21,322)

Pro forma net earnings	$220,606	$193,715	$625,868	$506,948

Earnings per share:
Basic – as reported	$0.74	$0.65	$2.09	$1.71
Basic – pro forma	$0.71	$0.63	$2.02	$1.64

Diluted – as reported	$0.70	$0.62	$1.98	$1.63
Diluted – pro forma	$0.68	$0.60	$1.92	$1.57

NOTE 8. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2004 Annual Report. During the first quarter of 2005, the Company realigned the reporting responsibility for one operation from the Industrial Technologies segment to the Professional Instrumentation segment. Prior period amounts have been adjusted to reflect this change and impact of the change is immaterial to both affected segments. There has been no material change in total assets or liabilities by segment except for the effect of the 2005 acquisitions (See Note 2). Segment results for the three and nine months ended September 30, 2005 and October 1, 2004 are shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales:
Professional Instrumentation	$911,804	$763,623	$2,611,942	$2,016,710
Industrial Technologies	731,116	654,954	2,163,787	1,932,258
Tool and Components	323,455	326,708	945,221	960,753

	$1,966,375	$1,745,285	$5,720,950	$4,909,721

Operating Profit:
Professional Instrumentation	$157,742	$143,887	$470,125	$379,808
Industrial Technologies	117,887	100,609	320,736	280,606
Tool and Components	54,923	54,332	148,343	149,275
Other	(10,870)	(6,907)	(26,664)	(20,560)

	$319,682	$291,921	$912,540	$789,129

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

In December, 2004, the FASB issued SFAS No. 123(r), “Accounting for Stock-Based Compensation: Statement 123(r) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year. The Company currently uses the Black-Scholes model to compute the fair value of our stock options in connection with its disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved, including the selection and use of an appropriate valuation model, and therefore, the Company has not yet determined the ultimate impact of the adoption of SFAS 123(r).

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(r). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(r) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(r) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(r) in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial condition.

In July 2005, the FASB issued a proposed interpretation of FAS 109, Accounting for Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases and in statements made by Company officers in oral discussions may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, earnings from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program or potential acquisitions; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to:

•	the Company’s ability to continue longstanding relationships with major customers and penetrate new channels of distribution and sale;

•	the Company’s ability to expand its business in new geographic markets;

•	increased competition;

•	demand for and market acceptance of new and existing products, including changes in regulations (particularly environmental regulations) which could affect demand for products;

•	economic conditions in the end-markets the Company sells into;

•	availability of suppliers to deliver adequate levels of component parts to meet demand requirements;

•	adverse changes in currency exchange rates or raw material commodity prices and surcharges;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	risks customarily encountered in foreign operations, including transportation interruptions, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, difficulty in staffing and managing widespread operations, differing labor and employment regulation and restrictions on restructurings, differing protection of intellectual property, and unexpected changes in laws or licensing or regulatory requirements;

•	risks related to terrorist activities and the U.S. and international response thereto;

•	changes in the environment for making acquisitions and divestitures, including changes in accounting or regulatory requirements or in the market value of acquisition candidates;

•	the Company’s ability to consummate announced acquisitions and integrate acquired businesses into its operations, realize planned synergies and operate such businesses profitably in accordance with expectations;

•	the challenge of managing asset levels, including inventory;

•	assumptions relating to pension and other post-retirement costs;

•	the Company’s ability to achieve projected levels of efficiencies and cost reduction measures; and

•	other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release or oral discussion in which they are made. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing.

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

Danaher is a multinational corporation with global operations. Approximately 45% of Danaher’s sales were derived outside the United States in 2004. The acquisition of Leica Microsystems AG in August 2005 increases the percentage of the Company’s sales derived outside the United States and the percentage of the Company’s overall operations conducted outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

While differences exist among the Company’s businesses, the Company generally continued to see broad-based market expansion during the first nine months of 2005, but at lower rates than in 2004. Management believes that this moderation in growth rates reflects more difficult comparisons with the Company’s 2004 fiscal periods, which were strong for the Company by historical standards, as well as a slowing semi-conductor market and current global economic conditions.

Consolidated sales for the three months ended September 30, 2005 increased approximately 12.5% over the comparable period of 2004. Sales from existing businesses for the quarter (references to “sales from existing businesses” in this report refer to sales from acquired businesses starting from and after the first anniversary of the acquisition, excluding currency effect) contributed approximately 4% growth. Acquisitions accounted for approximately 8.5% growth. The impact of currency translation was negligible for the period.

For the nine months ended September 30, 2005, consolidated sales increased approximately 16.5% over the comparable period in 2004. Sales from existing businesses for the period contributed approximately 4.5% growth. Acquisitions accounted for approximately 11% growth and favorable currency translation, primarily as a result of the strengthening of the Euro compared with the same period of 2004, contributed approximately 1% growth.

The growth in sales resulting from acquisitions primarily relates to the establishment of a medical technologies business through the acquisitions of Radiometer A/S in January 2004 and Kaltenbach & Voight Gmbh (KaVo) in May 2004. The medical technologies business has provided a foundation for additional sales growth as the Company has acquired additional companies to complement the initial medical technologies businesses. The addition of Leica Microsystems to the medical technologies business in August 2005 is expected to further enhance sales and earnings growth opportunities for the Company, both through expansion of existing products and services and through the potential acquisition of complementary businesses. Leica Microsystems is a leading global designer and producer of high-precision optical systems for analysis of microstructures and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semi-conductor business that has been divested).

The Company also implemented a stock repurchase plan in the second quarter of 2005 and has repurchased 1,863,500 shares under the program at a cost of approximately $96.7 million.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia and recent increases in raw material costs. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the formation of the Medical Technologies business in 2004 and expansion of this business in 2005, the Company is devoting significant attention to the successful integration and restructuring of these acquired businesses.

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

As noted above, the Company benefited from the impact of favorable currency trends in its international businesses during the first nine months of 2005 when compared to 2004, however this impact was negligible in the third quarter on a stand-alone basis. The following sensitivity analysis demonstrates the recent strengthening of the U.S. Dollar against other major currencies. Applying the exchange rates in effect at September 30, 2005 to the translation of the financial statements for the Company’s international operations for the fourth quarter of 2004 would result in approximately 2% lower sales than what was actually reported using the rates in effect during this reporting period. Any further strengthening of the U.S. Dollar against other major currencies would have a further adverse impact on the Company’s results of operations.

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

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Professional Instrumentation	$911,804	$763,623	$2,611,942	$2,016,710
Industrial Technologies	731,116	654,954	2,163,787	1,932,258
Tools and Components	323,455	326,708	945,221	960,753

Total	$1,966,375	$1,745,285	$5,720,950	$4,909,721

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment is Danaher’s largest segment and encompasses three strategic businesses: Environmental, Electronic Test, and Medical Technologies. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems; critical care diagnostic instruments; high-precision optical systems for the analysis of microstructures; and a wide range of products used by dental professionals.

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales	$911,804	$763,623	$2,611,942	$2,016,710
Operating profit	157,742	143,887	470,125	379,808
Operating profit as a % of sales	17.3%	18.8%	18.0%	18.8%

Segment Overview

Sales of the Professional Instrumentation segment increased approximately 19.5% in the third quarter of 2005 over the comparable period in 2004. Sales from existing businesses for this segment contributed an increase of approximately 1% compared with 2004. Sales increases in the Company’s electronic test and environmental water quality businesses were partially offset by sales decreases in the Gilbarco Veeder-Root and dental businesses as explained below. Acquisitions accounted for an 18% increase in segment sales and favorable currency translation impacts accounted for approximately 0.5% sales growth. Overall, prices in the segment were essentially flat compared to the third quarter of 2004.

Segment sales increased 29.5% for the first nine months of 2005 compared to the comparable period in 2004. Sales from existing businesses for this segment accounted for approximately 4% growth. Acquisitions accounted for a 24% increase in segment sales. Favorable currency translation impact accounted for approximately 1.5% growth.

Operating profit margins for the segment were 17.3% and 18.0% in the three and nine months ended September 30, 2005, respectively, compared to 18.8% for each of the respective comparable periods of 2004. Operating profit margins in the segment for the three and nine months ended September 30, 2005 compared with the comparable 2004 periods were adversely impacted by the dilutive impact of acquisitions, principally Leica Microsystems in the third quarter and both Leica Microsystems and KaVo for the nine-month period, which operate at lower overall profit margins than the segment’s ongoing businesses. In addition, operating profit margins for the segment reflect additional costs associated with restructuring actions within the dental business, which principally commenced in the third quarter of 2005. Operating profit margins for the three months ended September 30, 2005 were also impacted by lower sales in both the dental and retail petroleum automation businesses and higher expense levels to support strategic growth initiatives in certain businesses. Operating profit margins benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, the Company’s low-cost region sourcing and production initiatives and the additional leverage from anticipated sales growth are all expected to further improve operating margins at both existing and newly acquired businesses, including Leica Microsystems and KaVo, in future periods, but are expected to be somewhat offset by continued investments in growth and restructuring initiatives.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 44% of segment sales for the three months ended September 30, 2005, increased approximately 10% in the third quarter of 2005 compared to the comparable period of 2004. Sales from existing businesses were essentially flat in the third quarter of 2005 compared with 2004, and favorable currency translation accounted for 0.5% growth. Acquisitions accounted for approximately 9.5% growth.

For the nine months ended September 30, 2005, sales from the Company’s environmental businesses increased approximately 13.5% compared to the same period of 2004. Sales from existing businesses provided 3.5% growth and favorable currency translation provided 1% growth. Acquisitions accounted for approximately 9% growth.

The Company’s Hach/Lange businesses reported high-single digit growth for the three months ended September 30, 2005 primarily driven by mid-single digit growth in laboratory sales and low-double digit growth in process instrumentation sales in both the United States and European markets. New product launches in the quarter positively impacted process instrumentation sales. The business’ sales in China also grew over 50% in the third quarter on a year-over-year basis. The Company’s Hach Ultra Analytics business reported a low-single digit decline in sales for the third quarter resulting primarily from softness in the United States and European markets. The business experienced strong growth in China but slowing sales in the electronics end-markets elsewhere in Asia. Sales growth from acquired businesses primarily reflects the impact of the acquisition of Trojan Technologies in November 2004. Trojan’s drinking and waste water disinfection market products are expected to generate approximately $100 million in incremental sales for the business in 2005.

The Gilbarco Veeder-Root environmental and retail petroleum automation business reported mid-single digit sales declines for the three months ended September 30, 2005, and is essentially flat with 2004 sales levels for the nine months ended September 30, 2005. While the business experienced year-over-year improvement in the second quarter of 2005, third quarter 2005 sales growth rates were impacted by a shift in the timing of shipments on certain orders in the United States and Europe. The business experienced growth in sales of environmental equipment in Asia and Latin America. The Company expects the business to return to growth in the fourth quarter.

Electronic Test. Electronic test sales, representing approximately 24% of segment sales in the three months ended September 30, 2005, increased 15.5% during the third quarter of 2005 over the comparable 2004 period. Sales from existing businesses accounted for 7.5% growth compared with 2004. Acquisitions accounted for 7.5% growth. Favorable currency translation accounted for 0.5% growth.

Electronic test sales for the nine months ended September 30, 2005 grew 19% compared to the same period in 2004. Sales from existing businesses accounted for 9% growth. Acquisitions accounted for 8% growth and favorable currency translation accounted for 2% growth.

Sales growth from existing businesses for both the three and nine-month periods of 2005 built on strong growth experienced by this business throughout 2004. Key contributors to this growth included strength in the U.S. and European industrial and electrical channels, in each case driven by strong demand for recently introduced product offerings. Sales in China also showed growth during the three months ended September 30, 2005 reversing a slight decline reported in the second quarter of 2005. The Company’s network-test business reported low-single digit growth for the three months ended September 30, 2005 compared to a very strong comparable period in 2004, due to strong sales of enterprise portable network and distributed analysis test equipment in the North America and European markets offset somewhat by flat year-over-year performance in cable test products.

Medical Technologies. The medical technologies business, representing approximately 32% of segment sales in the quarter, increased 40.5% during the three months ended September 30, 2005 over the comparable 2004 period. Sales from existing businesses declined approximately 2.5% compared with 2004. Acquisitions accounted for 43% growth. The impact of currency translation was negligible during the third quarter. The Company established the medical technologies business with the acquisitions of Radiometer and Gendex in the first quarter of 2004 and added to this business with the acquisition of KaVo in May 2004, the acquisition of Leica Microsystems AG in August 2005 as well as the acquisition of two smaller dental products companies during the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, sales from the Company’s medical technologies businesses increased approximately 91% compared to the same period of 2004. Sales from existing businesses accounted for 0.5% growth compared with 2004. Acquisitions accounted for 89% growth. Favorable currency translation accounted for 1.5% growth. Sales growth from acquired businesses primarily reflects the impact of the acquisition of KaVo in May 2004, the acquisition of Leica Microsystems AG in August 2005 as well as the acquisition of two smaller dental products companies during the nine months ended September 30, 2005.

Radiometer’s business experienced mid-single digit growth for the three months and nine month periods ended September 30, 2005 over the comparable 2004 periods. This performance was primarily the result of growth in North America and Japan, driven by placements of recently introduced products and related accessory sales, offset by weaker performance in Europe.

As anticipated, the Company’s dental businesses experienced mid-single digit declines in third quarter revenues from existing businesses, primarily as a result of redirecting promotional activity towards recently acquired businesses in anticipation of planned facility restructuring activities within the existing businesses, primarily in Germany. Promotional activities during the quarter were focused on the third quarter launch of a new sensor line with US distribution as well as supporting a strong performance at Pelton & Crane, the Company’s newest dental acquisition. Growth in both of these businesses is not included in core growth for the quarter. Sales from existing businesses were also impacted by changes in German reimbursement regulations. Pelton & Crane had approximately $80 million of annual revenue in 2004 and is expected to expand and strengthen the Company’s dental equipment product offering in North America.

The results of Leica Microsystems have been reflected in the Company’s results of operations since its acquisition in August 2005. Leica Microsystems is a leading global designer and producer of high-precision optical systems for analysis of microstructures. Leica complements the Company’s medical technologies business and had annual revenues from continuing operations of approximately $540 million in 2004 (excluding approximately $120 million of revenue attributable to the semiconductor equipment business that has been divested). Leica Microsystems’ current gross margins approximate the Company’s overall gross margins and are not expected to dilute gross margins in future periods. However, Leica Microsystems operating profit margins are below the Company and segment average and will be dilutive in the near-term. The Company expects to enhance the business’ operating margins through the application of the Danaher Business System.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers (OEMs) into various end-products and systems. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, Product Identification and Motion, and three focused niche businesses, Power Quality, Aerospace and Defense, and Sensors & Controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices.

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales	$731,116	$654,954	$2,163,787	$1,932,258
Operating profit	117,887	100,609	320,736	280,606
Operating profit as a % sales	16.1%	15.4%	14.8%	14.5%

Segment Overview

Sales of the Industrial Technologies segment increased 11.5% in the three months ended September 30, 2005 over the comparable period in 2004. Sales from existing businesses contributed an increase of approximately 6% growth in the third quarter of 2005 compared with 2004, due primarily to sales increases in the product identification and aviation and defense businesses. The Company’s motion businesses experienced a decrease in sales from existing businesses during the quarter ended September 30, 2005. The first quarter 2005 acquisition of Linx together with several other smaller acquisitions in 2005 accounted for a 5.5% increase in segment sales. The impact of currency translation in the quarter ended September 30, 2005 was negligible. Overall, prices in the segment were essentially flat compared to the third quarter of 2004.

Segment sales increased 12% for the first nine months of 2005 compared to the comparable period in 2004. Sales from existing businesses for this segment accounted for approximately 5% growth. Acquisitions accounted for a 6% increase in segment sales. Favorable currency translation impact accounted for approximately 1% growth.

Operating profit margins for the segment were 16.1% and 14.8% in the three and nine months ended September 30, 2005, respectively, compared to 15.4% and 14.5% in the respective comparable periods of 2004. The improvements in operating profit margins in the third quarter reflect additional leverage from sales growth; on-going cost reductions associated with our Danaher Business System initiatives completed during 2004 and 2005, primarily within the Company’s motion businesses; and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. These improvements were partly offset by a $5 million impairment charge recorded in the third quarter related to a minority investment; the dilutive effects of operating margins from businesses recently acquired; higher expense levels to support strategic growth and restructuring initiatives, primarily in the motion businesses. Operating profit margins for the nine month period were impacted by primarily the same factors, and in addition benefited from a $4.6 million pre-tax gain on the sale of a small business which occurred in the second quarter of 2005. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Product Identification. The Product Identification business accounted for approximately 30% of segment sales in the quarter. For the three months ended September 30, 2005, Product Identification sales grew 28% compared to the same period of 2004. Sales from existing operations provided 13.5% growth in 2005 compared with 2004. Acquisitions accounted for 14% growth and favorable currency impacts accounted for approximately 0.5% growth.

For the nine months ended September 30, 2005, sales from the Company’s product identification businesses increased 28% compared to the same period in 2004. Existing businesses provided 9.5% growth. Acquisitions accounted for 17% growth, and favorable currency impacts accounted for approximately 1.5% growth.

Sales of marking systems equipment and related parts and supplies within the Videojet business for the three months ended September 30, 2005 increased at high single digit rates over the comparable period of 2004. This marking systems growth primarily resulted from strength in the North American, Asian and Latin American markets offset somewhat by continued softness in the Japanese markets. The Company continues to see growth in both its laser product offerings and thermo-transfer overlay product offerings. The Company’s increased sales and marketing efforts implemented earlier in 2005 are also contributing to this growth. In addition, growth in sales from existing operations for both the three and nine month periods of 2005 were driven by strong systems installation sales within the Accu-Sort scanning business, particularly sales to the United States Postal Service.

Motion. Sales in the Company’s motion businesses, representing approximately 33% of the segment sales for the three months ended September 30, 2005, were flat in the third quarter of 2005 compared with the third quarter of 2004. Sales from existing businesses declined 2% in 2005 compared with 2004. Acquisitions contributed 2% growth. The impact of currency translation in the quarter ended September 30, 2005 was negligible.

For the nine months ended September 30, 2005, sales from the Company’s motion businesses increased approximately 3% compared to the same period of 2004. Sales from existing businesses declined approximately 1% compared with prior year levels; favorable currency translation provided 1% growth. Acquisitions accounted for approximately 3% growth.

Sales from existing businesses slowed from 2004 levels as the Company began comparing against strong growth periods in 2004, which accelerated significantly in the second quarter of 2004. The business continues to experience strength in its electric vehicle product line and a strengthening aviation and defense market. However, the business has experienced continued softness in the semiconductor and electronic assembly end markets. The change in year-over-year sales for the nine months ended September 30, 2005 was primarily a result of expanding sales to the electronic vehicle systems market, though at a lower growth rate than in 2004, which were more than offset by the factors mentioned above.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 12.5% sales growth in the third quarter of 2005 compared to the comparable 2004 period. The 2005 period sales were negatively impacted by 1.5% due to the sale of a small business in June 2005 for which previously reported sales have not been restated. Growth in the existing businesses was primarily driven by sales growth from the Company’s aerospace and defense businesses, principally the electro-optical and safety product lines as well as strength in the Company’s power quality businesses. These improvements were somewhat offset by slight declines in the Company’s sensors and controls business due to a slowing semi-conductor market and more difficult comparisons with the business’ 2004 fiscal periods which were strong for the business by historical standards. For the nine month period ended September 30, 2005, sales of the focused niche businesses grew 10.5% compared to the comparable period in 2004 for the same reasons noted above for the quarter.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and precision fasteners and miniature components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales	$323,455	$326,708	$945,221	$960,753
Operating profit	54,923	$54,332	148,343	$149,275
Operating profit as a % of sales	17.0%	16.6%	15.7%	15.5%

Sales in the Tools & Components segment decreased 1% and 1.5% in the three and nine month periods ended September 30, 2005, respectively, compared to the same 2004 periods. The 2005 period sales were negatively impacted by 6% on a year-over-year basis due to the sale of a small business in late 2004 for which previously reported sales have not been restated. Sales from existing businesses contributed approximately 5% growth for the segment in the three month period, including approximately 2% growth due to price increases that the Company has implemented as a result of cost increases in steel and other commodities. Sales from existing businesses contributed approximately 4.5% growth for the segment in the nine month period, including approximately 2% growth due to price increases. Currency impacts on sales were negligible in all periods.

Mechanics Hand Tools sales, representing approximately two-thirds of segment sales in the three months ended September 30, 2005, grew approximately 6% and 5.5%, for the three and nine months ended September 30, 2005, respectively, compared with 2004. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which experienced low-double digit growth during the period driven by increases in both the number of distributors and their average purchase levels. Mechanics Hand Tools has also experienced significant growth in 2005 in sales into the China market. The business’ retail mechanics hand tools business declined at mid-single digit levels during the three and nine-months ended September 30, 2005 compared with the comparable 2004 periods. The integration of Sears and Kmart, a major customer of the segment, tempered the business’ quarterly sales growth. The Company believes the merger of Sears with Kmart Holding Corporation may result in further reductions to Sears/Kmart’s inventory levels during the remainder of 2005, but the merger is expected to create a larger market for the Company’s mechanics hand tool products after the integration of the two businesses is completed. The segment’s niche businesses also experienced mid-single digit growth during the three months ended September 30, 2005 due primarily to strength in the truck box and engine retarder businesses.

Operating profit margins for the segment were 17.0% and 15.7% in the three and nine months ended September 30, 2005 compared to 16.6% and 15.5% in the respective comparable periods in 2004. The improvement in operating profit margins for the three months ended September 30, 2005 primarily relates to the pricing initiatives implemented to offset a portion of the steel and other commodity cost increases experienced in 2004, the impact of higher sales levels in the quarter and the impact of Danaher Business System cost reduction programs implemented in 2004 and 2005. These improvements more than offset the incremental costs associated with closing one of the segment’s manufacturing facilities, which closure is nearing completion. The plant closure is expected to cost approximately $9 million in 2005, of which the majority has been spent as of September 30, 2005. There will be minimal benefit to operating margins from this closure in 2005 but the Company expects this closure will have a positive contribution to earnings in 2006. Operating profit margins for the nine month periods were impacted by the same factors noted above, as well as gains recorded on the sale of real estate totaling $5.3 million ($3.9 million after taxes) during the first quarter of 2005.

GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Sales	$1,966,375	$1,745,285	$5,720,950	$4,909,721
Cost of sales	1,118,504	1,005,292	3,248,292	2,852,758
Gross profit	$847,871	$739,993	$2,472,658	$2,056,963
Gross profit margin	43.1%	42.4%	43.2%	41.9%

The increase in gross profit margin for the three and nine month periods ended September 30, 2005 results from generally higher gross profit margins in businesses recently acquired, leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, and cost reductions in recently acquired business units. In addition, selected increases in selling prices and recent reduction of commodity costs also contributed to gross profit expansion. Partly offsetting these improvements are the costs associated with closing a manufacturing facility in the Tools & Components segment referred to above. Gross profit could be negatively impacted in future periods by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Sales	$1,966,375	$1,745,285	$5,720,950	$4,909,721
Selling, general and administrative expenses	523,612	452,126	1,569,452	1,273,934
SG&A as a % of sales	26.6%	25.9%	27.4%	25.9%

In the three and nine month periods ended September 30, 2005, selling, general and administrative expenses increased 70 and 150 basis points, respectively, from the comparable 2004 levels. These increases are due primarily to the impact of recently acquired businesses (principally KaVo and Leica Microsystems) and their higher relative operating expense structures, additional spending to fund growth opportunities throughout the Company, and the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $9 million for the three months ended September 30, 2005 declined approximately $4 million from the comparable period of 2004. Interest expense for the nine months ended September 30, 2005 was lower than the applicable prior year period by approximately $5 million. The decrease in interest expense is due to lower debt levels in 2005 as a result of the repayment of the Company’s 6.25% Eurobond notes as well as lower borrowing rates on new borrowings during the period.

Interest income of $3 million and $2.5 million was recognized for the three months ended September 30, 2005 and the corresponding period of 2004, respectively, and interest income of $12 million and $5 million was recognized in the first nine months of 2005 and 2004, respectively. During the second quarter of 2005, the Company collected $4.6 million of interest on a note receivable which had not previously been recorded due to collection risk (see Note 2 to the Consolidated Condensed Financial Statements for additional information). In addition, average invested cash balances increased over the first nine months of 2005, which coupled with higher overall interest rates in 2005 compared to 2004, increased interest income from prior year levels.

INCOME TAXES

The effective tax rate for the nine month period ended September 30, 2005 of 27.3% is 2.5% lower than the 2004 effective rate, mainly due to the effect of a higher proportion of foreign earnings in the first nine months of 2005 compared to the comparable period of 2004. The Company also resolved examinations of certain previously filed U.S. and international tax returns and provided additional reserves for other matters arising during the three months ended September 30, 2005. Resolution of these matters resulted in a small benefit from the reversal of previously provided tax reserves. The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations are reflected in the period in which they occur. The Company’s effective tax rate during 2005 differed from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. The effective tax rate for the fourth quarter of 2005 is expected to be 27.5%.

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Amounts related to tax positions that management believes are not probable of being sustained have been recorded. The Company believes that it has adequately provided for any reasonably foreseeable assessments. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which the Company’s earnings and/or deductions are realized may differ from current estimates.

INFLATION

The effect of inflation on the Company’s overall operations has not been significant in either the first nine months of 2005 or 2004. The Company has experienced cost increases in steel and other commodities during this period which have impacted certain businesses. The Company has passed along certain of these cost increases to customers as appropriate.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 30, 2005, the fair value of the Company’s fixed-rate long-term debt would decrease by approximately $5 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk. The Company’s previously outstanding Eurobond notes which were repaid in the third quarter of 2005 provided a natural hedge to a portion of the Company’s European net asset position. The Company is evaluating alternatives to offset exchange rate risk associated with its European net asset position in light of the repayment of the Eurobond notes.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	Nine Months Ended
($ in 000’s)	September 30, 2005	October 1, 2004
Total operating cash flows	$902,452	$769,096

Purchases of property, plant & equipment	(87,152)	(70,118)
Cash paid for acquisitions	(812,290)	(1,373,247)
Other sources	37,595	20,061

Net cash used in investing activities	(861,847)	(1,423,304)

Proceeds from the issuance of common stock	37,741	33,938
Repayments of borrowings, net	(277,917)	(62,661)
Payment of dividends	(15,442)	(13,097)
Purchase of treasury stock	(96,704)	—

Net cash used in financing activities	(352,322)	$(41,820)

•	Operating cash flow, a key source of the Company’s liquidity, was $902 million for the first nine months of 2005, an increase of $133 million, or approximately 17% as compared to the comparable period of 2004. Earnings growth contributed $118 million to the increase in operating cash flow in 2005 compared to the comparable period of 2004, with period-over-period changes in operating working capital, the impact of the timing of tax payments, increases in deferred taxes and increases in depreciation and amortization contributing the balance.

•	As of September 30, 2005, the Company held approximately $276 million of cash and cash equivalents.

•	Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 10 companies and product lines during the first nine months of 2005 for total consideration of approximately $812 million in cash, including transaction costs and net of cash acquired.

•	As described below, the Company borrowed approximately $222 million under short-term lines of credit in connection with the closing of the purchase of Leica Microsystems AG. As of September 30, 2005 the Company had repaid approximately $118 million of these borrowings.

•	The Company’s Eurobond notes, with an outstanding balance of $362 million as of July 2005 matured and were repaid from available cash in July 2005.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was $902 million for the first nine months of 2005, an increase of $133 million, or approximately 17% as compared to the comparable period of 2004. Earnings growth contributed $118 million to the increase in operating cash flow in the first nine months of 2005 compared to the first nine months of 2004. Depreciation and amortization accounted for approximately $16 million of the improvement in cash flow on a period-over period basis. Operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, favorably impacted the period-over-period comparison as accounts receivable collections increased as a result of strong end of year 2004 sales. Cash used for accounts receivable decreased by $36 million during the nine months of 2005 compared to 2004. This decrease primarily relates to significant increases in accounts receivable in 2004 related to the accelerating sales environment. These improvements were offset by cash used for seasonal inventory builds which used approximately $38 million more cash in the first nine months of 2005 compared to the comparable period of 2004. Inventory turns improved on a period-to-period basis, driven particularly by improvements in newly acquired businesses. In addition, the Company realized higher cash flow benefits from accounts payable compared to the first nine months of 2004, primarily as a result of the timing of vendor payments. The impact of the timing of tax payments and changes in deferred taxes in 2005 compared to 2004 resulted in approximately $27 million lower cash flow for the nine months of 2005 compared to 2004.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition.

Investing Activities

Net cash used in investing activities was $862 million in the first nine months of 2005 compared to approximately $1,423 million of net cash used in the comparable period of 2004. Gross capital spending of $87 million for the first nine months of 2005 increased $17 million from the first nine months of 2004, due to capital spending relating to new acquisitions and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2005, the Company expects capital spending of approximately $130 million, though actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $15 million of cash proceeds for the first nine months of 2005, primarily due to the sale of a manufacturing facility. Disposals of fixed assets yielded $20 million of cash proceeds for the comparable period of 2004. Net pre-tax gains of $4 million and $6 million were recorded in the first nine months of 2005 and 2004, respectively, on these sales and are separately stated in the accompanying consolidated statements of earnings.

In addition, as discussed above, the Company completed 10 business acquisitions during the first nine months of 2005. All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the first quarter of 2005 the Company acquired Linx Printing Technologies PLC, a publicly-held United Kingdom company, for approximately $171 million in cash, including transaction costs and net of cash acquired. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004.

In August 2005, the Company acquired all of the issued and outstanding shares of capital stock of German-based Leica Microsystems AG, for an aggregate purchase price of approximately €210 million in cash, including transaction costs and net of cash acquired and the repayment of €125 million outstanding Leica debt (approximately $429 million in aggregate). The Company funded this acquisition and the payment of debt assumed using available cash and through borrowings under uncommitted lines of credit totaling $222 million. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semi-conductor business that has been divested, as described below).

In the third quarter of 2005, the Company also completed the sale of Leica Microsystems semiconductor equipment business which was held for sale at the time of the acquisition. This business had historically operated at a loss. Proceeds from the sale have been reflected as a reduction in the purchase price for Leica Microsystems in the accompanying Consolidated Statement of Cash Flows. Operating losses for this business for the period from acquisition to disposition totaled approximately $1.3 million and are reflected in “Gains in Real Estate and Other Assets, Net” in the accompanying Consolidated Statement of Earnings.

In addition to Linx and Leica Microsystems, the Company acquired 8 smaller companies and product lines during the nine-month period ended September 30, 2005 for total consideration of approximately $212 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, dental, sensor and controls aerospace and defense and motion controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual sales of these 8 acquired businesses at the time of their respective acquisitions were approximately $225 million.

In June 2005, the Company divested one business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of approximately $12.1 million in cash net of related transaction expenses. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Gains in Real Estate and Other Assets, Net” in the accompanying Consolidated Statement of Earnings. Sales related to this business included in the Company’s results for the nine months ended September 30, 2005 were $7.5 million. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, the Company recorded $4.6 million of interest income related to the cumulative interest received on this note in the nine months ended September 30, 2005. In addition, the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance in the nine months ended September 30, 2005 which has been recorded as a component of “Gains on Sales of Real Estate and Other Assets, Net” in the accompanying Consolidated Statement of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

Financing Activities and Indebtedness

Financing activities used cash of $352 million during the first nine months of 2005 compared to $42 million used during the comparable period of 2004.

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

During the nine months ended September 30, 2005, the Company repurchased 1,863,500 shares of Company common stock in open market transactions at an aggregate cost of $96.7 million. The repurchases were funded from available cash. At September 30, 2005, the Company had approximately 8.1 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or existing lines of credit.

Total debt was $1,055 million at September 30, 2005 compared to $1,350 million at December 31, 2004. This decrease was due primarily to repayment of $362 million of the Company’s Eurobonds as required upon maturity in July 2005. This decrease was partially offset by $104 million in borrowings, net of repayments, associated with the purchase of Leica Microsystems described above and by the accretion of amounts due under the LYONs discussed below.

The Company’s debt financing as of September 30, 2005 was composed primarily of $591 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $250 million of 6% notes due 2008 (subject to the interest rate swaps described above) and $104 of borrowings under uncommitted lines of credit. The Company’s LYONs obligations (described in detail in the Company’s 2004 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Substantially all remaining borrowings have interest costs that float with referenced base rates. The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2004 or 2005.

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

The Company declared a regular quarterly dividend of $0.02 per share payable on October 28, 2005 to holders of record on September 30, 2005. Aggregate cash payments for dividends during the first nine months of 2005 were $15.4 million.

Cash and Cash Requirements

As of September 30, 2005, the Company held approximately $276 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of September 30, 2005, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

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

Management believes there have been no significant changes during the nine months ended September 30, 2005 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December, 2004, the FASB issued SFAS No. 123(r), “Accounting for Stock-Based Compensation: Statement 123(r) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year. The Company currently uses the Black-Scholes model to compute the fair value of our stock options in connection with its disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved; including the selection and use of an appropriate valuation model, and therefore, the Company has not yet determined the ultimate impact of the adoption of SFAS 123(r).

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(r). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(r) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(r) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(r) in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its consolidated results of operations and financial condition.

In July 2005, the FASB issued a proposed interpretation of FAS 109, Accounting for Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the third quarter of 2005 are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
7/2/05–8/1/05(1)	—	$—	—	9,036,500
8/2/05–9/1/05(1)	—	$—	—	9,036,500
9/2/05–9/30/05(1)	900,000	$52.36	900,000	8,136,500

Total	900,000	$52.36	900,000	8,136,500

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

ITEM 6. Exhibits

(a) Exhibits:

10.1	Noncompetition Agreement dated September 26, 2005 by and between Danaher Corporation and James A. Lico.* +

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.
+	Incorporated by reference from Current Report on Form 8-K filed by the Company on September 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 19, 2005	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 19, 2005	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer