Form 10-K
period 2005-12-31
DANAHER CORP /DE/
filed 2006-03-15
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of incorporation)	(I.R.S.Employer Identification number)

2099 Pennsylvania Ave. N.W., 12th Floor Washington, D.C.	20006-1813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchanges on which registered
Common Stock $.01 par value	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 24, 2006, the number of shares of Registrant’s common stock outstanding was 305.6 million. The aggregate market value of common shares held by non-affiliates of the Registrant on July 1, 2005 was $12.4 billion, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date. Shares of Registrant’s common stock held by each executive officer and director and by each person known to beneficially own more than 10% of Registrant’s outstanding common stock have been excluded from such calculation in that such persons may be deemed affiliates. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for its 2006 annual meeting of stockholders. With the exception of the sections of the 2006 Proxy Statement specifically incorporated herein by reference, the 2006 Proxy Statement is not deemed to be filed as part of this Form 10-K.

EXHIBIT INDEX APPEARS ON PAGE 75

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with the SEC, or in the Company’s communications and discussions through webcasts, phone calls and conference calls, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

Any such forward-looking statements are not guarantees of future performances and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. The forward-looking statements included herein speak only as of the date of this Annual Report. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing.

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

Operating Segments

The Company reports its business in three segments: Professional Instrumentation, Industrial Technologies, and Tools & Components.

The table below describes the percentage of the Company’s total annual revenues attributable to each of the segments over each of the last three fiscal years:

Segment	For the years ended December 31
	2005	2004	2003
Professional Instrumentation	47%	43%	37%
Industrial Technologies	37%	38%	40%
Tools & Components	16%	19%	23%

Sales in 2005 by geographic destination were: United States, 53%; Europe, 29%; Asia, 12%; and other regions, 6%. For additional information regarding the Company’s segments and sales by geography, please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report.

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. For the year ended December 31, 2005, Professional Instrumentation was Danaher’s largest segment and encompassed three strategic lines of business: environmental, electronic test, and medical technologies. Sales for this segment in 2005 by geographic destination were: United States, 41%; Europe, 37%; Asia, 14%; and other regions, 8%.

Environmental. The environmental businesses serve two main markets: water quality and retail/commercial petroleum. The Company entered the water quality sector in 1996 through the acquisition of American Sigma and has enhanced its geographical coverage and product and service breadth through subsequent acquisitions, including the acquisitions of Dr. Lange in 1998, Hach Company in 1999, and Viridor Instrumentation in 2002. Danaher further expanded its product and geographic breadth through the 2004 acquisition of Trojan Technologies Inc. Today, the Company is a worldwide leader in the water quality instrumentation market. Danaher’s water quality operations provide a wide range of instruments, related consumables, and services used to detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, and ultrapure water. The Company also designs, manufactures, and markets ultraviolet disinfection systems. Typical users of these products include municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, and third-party testing laboratories. The water quality business provides products under a variety of well-known brands, including HACH, DR. LANGE, HACH ULTRA ANALYTICS, ORBISPHERE, and TROJAN TECHNOLOGIES. Manufacturing facilities are located in the United States, Canada, Europe, and Asia. Sales to end-customers are generally made through the Company’s direct sales personnel, independent representatives, independent distributors and e-commerce.

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

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Danaher’s retail/commercial petroleum products are marketed under a variety of brands, including GILBARCO, VEEDER-ROOT, and RED JACKET. Manufacturing facilities are located in the United States, Europe, Asia and South America. Sales to end-customers are generally made through independent distributors and the Company’s direct sales personnel.

Electronic Test. Danaher’s electronic test business was created in 1998 through the acquisition of Fluke Corporation, and has since been supplemented by the acquisitions of a number of additional electronic test businesses. These businesses design, manufacture, and market a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, temperature, pressure, and other key electrical parameters. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. In addition, Fluke Networks provides software and hardware products used for the testing, monitoring, and analysis of local and wide area (“enterprise”) networks and the fiber and copper infrastructure of those networks. Typical users of these products include computer network engineers and technicians.

Danaher’s electronic test products are marketed under a variety of brands, including FLUKE, FLUKE NETWORKS, VISUAL NETWORKS, RAYTEK and FLUKE BIOMEDICAL. Manufacturing facilities are located in the United States, Europe, and Asia. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors. Both Fluke and Fluke Networks are leaders in their served market segments.

Medical Technologies. The Company added the medical technologies line of business in 2004 through the acquisitions of Kaltenbach & Voigt GmbH & Co KG (KaVo), the Gendex business of Dentsply International Inc., and Radiometer A/S. In 2005 the Company expanded its presence in the medical technologies segment through the acquisition of Leica Microsystems and three additional smaller acquisitions. The medical technologies businesses serve three main markets: dental products, critical care diagnostics, and life sciences instrumentation.

Dental products. Danaher is a leading worldwide provider of dental products. Through its dental products businesses the Company designs, manufactures and markets a variety of dental products including:

•	treatment systems;

•	handpieces;

•	digital imaging systems;

•	diagnostic systems;

•	CAD/CAM systems; and

•	laboratory products.

Typical users of these products include dentists, periodontists, oral surgeons, dental technicians, and other oral health professionals. Danaher’s dental products are marketed primarily under the KAVO, GENDEX, PELTON & CRANE and DEXIS brands. Manufacturing facilities are located in Europe, the United States, and South America. Sales are generally made to customers through independent distributors.

Critical care diagnostics. Danaher’s critical care diagnostics business was created in 2004 through the acquisition of Radiometer and has since been supplemented by an additional acquisition. The Company’s critical care diagnostics business is a leading worldwide provider of blood gas analysis instrumentation, designs, manufactures, and markets a variety of critical care diagnostic instruments used to measure blood gases and related critical care parameters, primarily in clinical applications, under the RADIOMETER brand. The company also provides consumables and services for its instruments. Typical users of Radiometer products include hospital central laboratories, intensive care units, critical care units, hospital operating rooms, and hospital emergency rooms. Manufacturing facilities are located in Europe and the United States, and sales are made to customers primarily through the Company’s direct sales personnel.

Life sciences instrumentation. Danaher’s life sciences instrumentation business was created in 2005 through the acquisition of Leica Microsystems. The Company’s life sciences instrumentation business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization of, microscopic structures. Leica is also a leading global provider of pathology instrumentation, providing a complete line of instrumentation used in the preparation of tissue samples for examination by medical and research pathologists. Leica’s life sciences products include:

•	optical and laser scanning microscopes;

•	two and three dimensional imaging systems;

•	automated specimen manipulation stages and live specimen environmental support systems;

•	tissue handling and processing equipment;

•	automated specimen staining instruments; and

•	automated slide handlers and printers.

Typical users of Leica’s products include research and surgical professionals operating in research laboratories, academic settings and surgical theaters. Leica’s manufacturing facilities are located in Germany, Switzerland, Singapore and China. Leica markets its products under the LEICA brand, and sales are made to customers through a combination of the company’s direct sales personnel, independent representatives and independent distributors.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers into various end-products and systems. Many of the businesses also provide services to support these products, including helping customers integrate and install the products and helping ensure product uptime. As of December 31, 2005, the Industrial Technologies segment encompassed two strategic lines of business, motion and product identification, and three focused niche businesses, aerospace and defense, sensors & controls and power quality. Sales for this segment in 2005 by geographic destination were: United States, 53%; Europe, 32%; Asia, 10%; and other regions, 5%.

Motion. Danaher entered the motion industry through the acquisition of Pacific Scientific Company in 1998, and has subsequently expanded its product and geographic breadth with various additional acquisitions, including the acquisitions of American Precision Industries, Kollmorgen Corporation, and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002. The Company is currently one of the leading worldwide providers of precision motion control equipment. These businesses provide motors, drives, controls, mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators) and related products for various precision motion markets such as packaging equipment, medical equipment, robotics, circuit board assembly equipment, elevators, and electric vehicles (such as lift trucks). Customers are typically systems integrators who use our products in production and packaging lines and original equipment manufacturers (OEMs) that integrate our products into various end-products and systems. The Company’s motion products are marketed under a variety of brands, including KOLLMORGEN, THOMSON, DOVER, PORTESCAP and PACIFIC SCIENTIFIC. Manufacturing facilities are located in the United States, Europe, Latin America, and Asia. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors.

Product Identification. Danaher entered the product identification market through the acquisition of Videojet (formerly known as Marconi Data Systems) in 2002, and has expanded its product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited and Accu-Sort Systems Inc. in 2003 and Linx Printing Technologies PLC in January 2005. Danaher is a leader in its served product identification market segments. These businesses design, manufacture, and market a variety of equipment used to print and read bar codes, date codes, lot codes, and other information on primary and secondary packaging. The Company’s products are also used in certain high-speed printing applications. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations. The Company’s product identification products are marketed under a variety of brands, including VIDEOJET, ACCU-SORT, WILLETT, ZIPHER, ALLTEC and LINX. Manufacturing facilities are located in the United States, Europe, South America, and Asia. Sales to customers are generally made through the Company’s direct sales personnel and independent distributors.

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

Power Quality. Danaher’s power quality business serves two general markets. Through the Danaher Power Solutions business, Danaher provides products such as digital static transfer switches, power distribution units, and transient voltage surge suppressors. Sold under the CYBEREX, CURRENT TECHNOLOGY, JOSLYN and UNITED POWER brands, these products are typically incorporated within systems used to ensure high-quality, reliable power in commercial and industrial environments. Danaher’s other power quality businesses provide a variety of products, marketed under the JOSLYN HI-VOLTAGE, JOSLYN, QUALITROL, JENNINGS, and HATHAWAY brands, and are mainly used in power transmission and distribution systems. Electric utilities are typical users of these products. Sales to customers are generally made through the Company’s direct sales personnel, independent representatives, and independent distributors.

Manufacturing facilities of the Industrial Technologies focused niche businesses are located in the United States, Latin America, Europe, and Asia.

TOOLS & COMPONENTS

As of December 31, 2005, the Tools & Components segment encompassed one strategic line of business, mechanics’ hand tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems. Sales for this segment in 2005 by geographic destination were United States, 86%; Europe, 3%; Asia, 6%; and other regions, 5%.

Mechanics’ Hand Tools. The mechanics’ hand tools business encompasses the Danaher Tool Group (“DTG”) and Matco Tools (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears, Roebuck and Co.’s Craftsman® line of mechanics’ hand tools for over 60 years. DTG has also been the primary supplier of specialized automotive service tools to the National Automotive Parts Association (NAPA) for over 30 years and the designated supplier of general purpose mechanics’ hand tools to NAPA for over 20 years. Matco manufactures and distributes professional tools, toolboxes and automotive equipment, through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. The business is one of the leaders in the hand tool mobile distribution channel in the United States. In addition to DTG’s private label business, Danaher also markets various products under its own brand names, including mechanics’ hand tools for industrial and consumer markets under the ARMSTRONG, ALLEN, GEARWRENCH and SATA brands, and automotive service tools under the K-D TOOLS brand. Typical users of DTG products include professional automotive and industrial mechanics as well as individual consumers. Manufacturing facilities are located in the United States and Asia. Sales to customers are generally made through independent distributors and retailers.

Delta Consolidated Industries. Delta is a leading manufacturer of automotive truckboxes and industrial gang boxes, which it sells under the DELTA and JOBOX brands. These products are used by both commercial users, such as contractors, and individual consumers. Sales to end users are generally made through independent distributors and retailers.

Hennessy Industries. Hennessy is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA, and COATS brands. Typical users of these products are automotive tire and repair shops. Sales to end users are generally made through the Company’s direct sales personnel, independent distributors, retailers, and original equipment manufacturers.

Jacobs Chuck Manufacturing Company. Jacobs designs, manufactures, and markets chucks and precision tool and workholders, primarily for the portable power tool industry under the JACOBS brand. Founded by the inventor of the three-jaw drill chuck, Jacobs maintains a worldwide leadership position in drill chucks. Customers are primarily major manufacturers of portable power tools, and sales are typically made through the Company’s direct sales personnel.

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

Manufacturing facilities of the Tools & Components focused niche businesses are located in the United States and Asia.

The following discussions of Raw Materials, Intellectual Property, Competition, Seasonal Nature of Business, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations, Major Customers and Other Matters include information common to all of the Company’s segments.

Raw Materials

The Company’s manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. The Company purchases raw materials from a large number of independent sources around the world. There have been no raw materials shortages that have had a material adverse impact on the Company’s business, although market forces during the past two years have caused significant increases in the costs of certain raw materials such as steel and petroleum-based products. While certain raw materials such as steel and certain petroleum-based products remain subject to supply constraints, Danaher believes that it will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Intellectual Property

The Company owns numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent or trademark to be of material importance to any segment or to the business as a whole. From time to time, however, the Company does engage in litigation to protect its intellectual property. For a discussion of risks related to the Company’s intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, the Company or its subsidiaries.

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

Seasonal Nature of Business

General economic conditions have an impact on the Company’s business and financial results, and certain of the Company’s businesses experience seasonal and other trends related to the industries and end-markets that they serve. For example, European sales are often weaker in the summer months, capital equipment sales are often stronger in the fourth calendar quarter, sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products, and sales to the United States government are often stronger in the third calendar quarter. However, as a whole, the Company is not subject to material seasonality.

Backlog

Backlog is generally not considered a significant factor in the Company’s businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of its products.

Employee Relations

At December 31, 2005, the Company employed approximately 40,000 persons, of which approximately 18,000 were employed in the United States. Of these United States employees, approximately 1,500 were hourly-rated unionized employees. The Company also has government-mandated collective bargaining arrangements or union contracts in other countries. Though the Company considers its labor relations to be good, it is subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Research and Development

The table below describes the Company’s research and development expenditures over each of the last three fiscal years, by segment and in the aggregate:

	For the years ended December 31 ($ in millions)
Segment	2005	2004	2003
Professional Instrumentation	$232	$173	$107
Industrial Technologies	135	112	90
Tools & Components	12	9	10

Total	$379	$294	$207

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

Regulatory Matters

Environmental, Health & Safety

Certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. The Company believes that it is in substantial compliance with applicable environmental, health and safety laws and regulations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company acquired in September 1995 and the assets of which were divested in November 2004, previously operated wood treating facilities that chemically preserved utility poles, pilings, railroad ties and wood flooring blocks. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. All such treating operations were discontinued or sold prior to 1982. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and expects to remediate other sites in the future. In connection with the divestiture of the assets of JMC, JMC retained the environmental liabilities described above and agreed to indemnify the buyer of the assets with respect to certain environmental-related liabilities. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential remediation liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. In view of the Company’s financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its financial condition or cash flow. For a discussion of risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”

Medical Devices

Certain of the Company’s products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the counterpart agencies of the non-U.S. countries where its products are sold. Some of the regulatory requirements of these foreign countries are different than those applicable in the United States. The Company believes that it is in substantial compliance with applicable medical device regulations.

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

Products sold by the Company include Class I, Class II, and Class III medical devices. A medical device, whether exempt from, or cleared pursuant to, the premarket notification requirements of the FDCA, or cleared pursuant to a premarket approval application, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practices and quality system requirements, record keeping, and medical device (adverse event) reporting. For a discussion of risks related to the regulation of the Company by the FDA and counterpart agencies of other countries, please refer to “Item 1A. Risk Factors.”

In addition, certain of the Company’s products utilize radioactive material. The Company is subject to federal, state and local regulations governing the management, storage, handling and disposal of these materials and believes that it is in substantial compliance with these regulations.

Export Compliance

The Company is required to comply with various export control and economic sanctions laws, including: the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (i.e., items specifically designed or adapted for a military application and/or listed on the United States Munitions List); the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (i.e., items that potentially have both commercial and military applications); and the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations. Non-United States governments have also implemented similar export control regulations, which may affect Company operations or transactions subject to their jurisdictions. For a discussion of risks related to export control and economic sanctions laws, please refer to “Item 1A. Risk Factors.” The Company believes that it is in substantial compliance with applicable regulations governing such export control and economic sanctions laws.

International Operations

The table below describes the Company’s annual net revenue by geographic destination outside the U.S. as a percentage of the Company’s total annual net revenue for each of the last three fiscal years, by segment and in the aggregate:

Segment	Year ended December 31
	2005	2004	2003
Professional Instrumentation	59%	58%	49%
Industrial Technologies	47%	44%	45%
Tools & Components	14%	14%	11%
Total Company	47%	45%	39%

The Company’s principal markets outside the United States are in Europe and Asia.

The table below describes the Company’s long-lived assets located outside the U.S. as a percentage of the Company’s total long-lived assets in each of the last three fiscal years, by segment and in the aggregate:

Segment	Year ended December 31
	2005	2004	2003
Professional Instrumentation	64%	64%	33%
Industrial Technologies	18%	10%	11%
Tools & Components	6%	5%	5%
Total Company	42%	37%	18%

For additional information related to revenues and long-lived assets by country, please refer to Note 15 to the Consolidated Financial Statements.

Most of the Company’s sales in non-U.S. markets are made by non-U.S. sales subsidiaries or from manufacturing entities located outside the United States. In countries with low sales volumes, sales are generally made through various representatives and distributors. However, the Company also sells into non-U.S. markets directly from the U.S.

Financial information about the Company’s international operations is contained in Note 15 of the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” and additional information about the possible effects on the Company of foreign currency fluctuations is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to the Company’s non-US operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”

Major Customers

The Company has no customers that accounted for more than 10% of consolidated sales in 2005, 2004 or 2003.

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

Corporate Governance Guidelines and Committee Charters

Danaher has adopted Corporate Governance Guidelines, which are available in the “Investors” section of Danaher’s website at www.danaher.com. The charters of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are also available in the “Investors” section of the Company’s website at www.danaher.com. Stockholders may request a free copy of these committee charters and the Corporate Governance Guidelines from:

Danaher Corporation

Attention: Investor Relations

2099 Pennsylvania Avenue, N.W,

12th Floor

Washington, DC 20006

Certifications

The Company has filed certifications under Rule 13a-14(a) under the Exchange Act as exhibits to this Annual Report on Form 10-K. In addition, an annual CEO Certification was submitted by the Company’s CEO to each of the New York Stock Exchange and the Pacific Exchange on May 18, 2005 in accordance with the respective listing standards of those exchanges.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic/business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

Our businesses operate in industries that are intensely competitive. Because of the diversity of products sold and the variety of markets served, we encounter a wide variety of competitors. In order to compete effectively, we must retain longstanding relationships with major customers, establish relationships with new customers, continually develop new products and services designed to maintain our leadership position in various product categories and penetrate new markets. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

Technologies, product offerings and customer requirements in many of our markets change rapidly. If we fail to keep up with these changes, we may not be able to meet our customers’ needs and demand for our products may decline.

Rapid technological change and frequent introductions of new products and services characterize many of the markets we serve. Changes in regulations can also impact demand for new products in our markets. Our failure to successfully embrace and respond to these changes and developments may reduce our revenues and cash flow and adversely affect our profitability. Even if we successfully embrace and respond to these changes and developments, we may incur substantial costs in doing so, and our profitability may suffer.

Our acquisition of businesses could negatively impact our profitability and return on invested capital. Conversely, any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material. During 2005, 2004 and 2003, we acquired 13, 13 and 12 businesses, respectively. Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it.

•	Acquisition-related earnings charges could adversely impact operating results.

•	Acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems.

•	We could experience difficulty in integrating personnel, operations and financial and other systems.

•	We may be unable to achieve cost savings anticipated in connection with the integration of an acquired business.

•	We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, or internal control deficiencies. The realization of any of these liabilities may increase our expenses and reduce our cash reserves.

Conversely, we may not be able to consummate acquisitions at similar rates to the past, which could adversely impact our growth rate. Our ability to achieve our growth goals depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements could also adversely impact our ability to consummate acquisitions.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of their company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may not be able to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will fully protect us, and we may face unexpected liabilities that adversely affect our profitability and financial position.

The resolution of contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, product liability claims and environmental matters, and agreed to indemnify the purchasers of these businesses for certain known and unknown contingent liabilities. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition but we can not be certain that this favorable pattern will continue.

Our success depends on our ability to maintain and protect our intellectual property and avoid claims of infringement or misuse of third party intellectual property.

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others, which in aggregate are important to our operations. The steps we have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated or circumvented. Unauthorized use of our intellectual property rights could adversely impact our competitive position and results of operations. In addition, from time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or misappropriation. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay substantial damages or license fees with respect to the infringed rights, any of which could adversely impact our revenues, profitability and cash flows. Even where we are successful in defending claims of infringement or misappropriation, we may incur significant costs which could adversely affect our profitability and cash flows.

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. There can be no assurance that we have been or will be at all times in substantial compliance with environmental and health and safety laws. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition, results of operations and reputation.

In addition, we may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.” There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition, results of operations and reputation or that we will not be subject to additional claims for personal injury or cleanup in the future based on our past, present or future business activities.

Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our results of operations, financial condition and reputation.

In addition to the environmental regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental entities at the federal, state and local levels, including the following:

•	We are required to comply with various export control and economic sanctions laws, which may affect Company transactions with certain customers, business partners and other persons, including in certain cases dealings with or between Company employees and Company subsidiaries. In certain circumstances these regulations may prohibit the export of certain products, services and technologies, and in other circumstances the Company may be required to obtain an export license before exporting the controlled item.

•	Certain of our products are medical devices and other products that are subject to regulation by the FDA, by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products could lead to declining sales, recalls, seizures, injunctions, administrative detentions, suspension or withdrawal of approvals, premarket notification rescissions, and warning letters.

•	We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

Cyclical economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

Certain of our businesses operate in industries that have historically experienced periodic downturns, which have adversely impacted demand for the equipment and services that we manufacture and market. Any downturn or competitive pricing pressures in these industries could adversely affect our financial condition and results of operations in any given period.

Foreign currency exchange rates and commodity prices may adversely affect our results of operations and financial condition.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and commodity prices. Changes in currency exchange rates and commodity prices may have an adverse effect on our results of operations and financial condition.

If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our business and financial results will suffer.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur incremental costs.

We have a number of domestic collective bargaining units and various foreign collective labor arrangements. While we generally have experienced satisfactory relations at our various locations, we are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our results of operations and cause us to incur incremental costs.

International economic, political, legal, accounting and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2005, approximately 47% of our sales were derived outside the U.S. and we continue to increase our sales outside the U.S. In addition, many of our manufacturing operations and suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in foreign operations and could negatively affect our results of operations, cash flows and financial condition, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures;

•	import or export licensing requirements;

•	unexpected changes in laws or licensing and regulatory requirements;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	terrorist activities and the U.S. and international response thereto.

Audits by tax authorities could result in additional tax payments for prior periods.

The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our operating results.

Our defined benefit pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities, which are affected by market risks. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may adversely impact our future operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Washington, D.C. At December 31, 2005, the Company had 204 significant manufacturing and distribution locations worldwide, comprising approximately 18 million square feet, of which approximately 12 million square feet are owned and approximately 6 million square feet are leased. Of these manufacturing and distribution locations, 111 facilities are located in the United States and 93 are located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada, and Latin America. The number of manufacturing and distribution locations by business segment are:

•	Professional Instrumentation, 83;

•	Industrial Technologies, 84; and

•	Tools and Components, 37.

The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 10 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS

In addition to the litigation noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety” and described in Notes 11 and 18 in the Consolidated Financial Statements included in this Annual Report, the Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that it believes covers a portion of these claims, this insurance may be insufficient or unavailable to protect it against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of these litigation matters and other pending legal proceedings will not have a materially adverse effect on the Company’s cash flows or financial condition, even before taking into account any related insurance or indemnification recoveries.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of the Company’s executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Position	Officer Since
Steven M. Rales	54	Chairman of the Board	1984
Mitchell P. Rales	49	Chairman of the Executive Committee	1984
H. Lawrence Culp, Jr.	42	Chief Executive Officer and President	1995
Patrick W. Allender	59	Executive Vice President	1987
Daniel L. Comas	42	Executive Vice President and Chief Financial Officer	1996
Philip W. Knisely	51	Executive Vice President	2000
Steven E. Simms	50	Executive Vice President	1996
James A. Lico	40	Executive Vice President	2002
James H. Ditkoff	59	Senior Vice President- Finance and Tax	1991
Robert S. Lutz	48	Vice President- Chief Accounting Officer	2002
Daniel A. Raskas	39	Vice President – Corporate Development	2004

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

Patrick W. Allender was appointed Executive Vice President in 1999. He also served as Chief Financial Officer and Secretary of the Company from March 1987 until April 2005.

Daniel L. Comas was appointed Executive Vice President and Chief Financial Officer in April 2005. He served as Vice President-Corporate Development from 1996 to April 2004 and as Senior Vice President-Finance and Corporate Development from April 2004 to April 2005.

Philip W. Knisely has served as Executive Vice President since he joined the Company in June 2000.

Steven E. Simms was appointed Executive Vice President in November 2000. He joined the Company in 1996 as Vice President and Group Executive.

James A. Lico was appointed Executive Vice President in September 2005. He has served in a variety of general management positions since joining the Company in 1996, including most recently as President of Fluke Corporation from July 2000 until September 2005, as Vice President and Group Executive of Danaher Corporation from December 2002 until September 2005, and as Vice President – Danaher Business Systems Office from September 2004 until September 2005.

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

The Company’s common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol DHR. On February 24, 2006, there were approximately 3,400 holders of record of the Company’s common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2005			2004
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$56.23	$52.60	$.0150	$48.10	$43.83	$.0125
Second quarter	55.73	48.56	.0150	52.02	44.13	.0150
Third quarter	56.68	51.76	.0200	52.96	47.65	.0150
Fourth quarter	58.07	49.93	.0200	58.90	51.44	.0150

On September 13, 2005, the Board of Directors approved an increase in the quarterly dividend on the Company’s common stock from $.015 to $.02 per share. The payment of dividends by the Company in the future will be determined by the Company’s Board of Directors and will depend on business conditions, the Company’s financial earnings and other factors.

Issuer Purchase of Equity Securities

Repurchases of equity securities during the fourth quarter of 2005 are listed in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
10/1/05–10/31/05(1)	1,417,500	$50.53	1,417,500	6,719,000
11/1/05–11/30/05(1)	1,723,000	$51.87	1,723,000	4,996,000
12/1/05–12/31/05(2)	11,211	$55.84	0	4,996,000

Total	3,151,711	$51.28	3,140,500	4,996,000

(1)	On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.
(2)	During the fourth quarter of 2005, the Company accepted an aggregate of 11,211 previously issued shares tendered by three employees as payment of the strike price in connection with the exercise of stock options. The average price paid per share is based on the closing price of the Company’s common stock as reported on the NYSE on the date of the transaction. None of these transactions were made in the open market.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2005	2004	2003		2002		2001
Sales	$7,984,704	$6,889,301	$5,293,876		$4,577,232		$3,782,444

Operating Profit	1,264,668	1,105,133	845,995	(a)	701,122	(b)	502,011	(b)

Net earnings before effect of accounting change and reduction of income tax reserves related to previously discontinued operation (c)	897,800	746,000	536,834	(a)	434,141	(b)	297,665	(b)
Net earnings	897,800	746,000	536,834	(a)	290,391	(b)	297,665	(b)

Earnings per share before accounting change and reduction of income tax reserves related to previously discontinued operation (c)
Basic	2.91	2.41	1.75	(a)	1.45	(b)	1.04	(b)

Diluted	2.76	2.30	1.69	(a)	1.39	(b)	1.00	(b)

Earnings per share

Basic	2.91	2.41	1.75	(a)	0.97	(b)	1.04	(b)

Diluted	2.76	2.30	1.69	(a)	0.94	(b)	1.00	(b)

Dividends per share	0.070	0.058	0.050		0.045		0.040

Total assets	9,163,109	8,493,893	6,890,050		6,029,145		4,820,483

Total debt	1,041,722	1,350,298	1,298,883		1,309,964		1,191,689

(a)	Includes a benefit of $22.5 million ($14.6 million after-tax or $0.05 per share) from a gain on curtailment of the Company’s Cash Balance Pension Plan recorded in the fourth quarter of 2003.
(b)	Includes $69.7 million ($43.5 million after-tax or $0.14 per share) in costs from restructuring charges taken in the fourth quarter of 2001 and a benefit of $6.3 million ($4.1 million after-tax or $0.01 per share) from the reversal of unutilized restructuring accruals recorded in the fourth quarter of 2002.
(c)	In 2002, the Company recorded an after-tax charge for $173.8 million ($0.58 per basic share and $0.55 per diluted share) related to impairment of goodwill resulting from the adoption of SFAS No. 142. In addition, the Company recorded an after-tax benefit of $30 million ($0.10 per basic and diluted share) due to reduction of tax reserves established related to a previously discontinued operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its audited consolidated financial statements.

OVERVIEW

Danaher Corporation strives to create shareholder value through:

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

Danaher is a multinational corporation with global operations. Approximately 47% of Danaher’s sales were derived outside the United States in 2005. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

While differences exist among the Company’s businesses, the Company generally continued to see broad-based market expansion during 2005, but at lower rates than in 2004. Management believes that this moderation in growth rates reflects more difficult comparisons with the Company’s 2004 fiscal periods, which were strong for the Company by historical standards, as well as slower growth in technology end markets and current global economic conditions.

Consolidated sales for 2005 increased approximately 16.0% over 2004. Sales from existing businesses for the year (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed approximately 4.5% growth. Acquisitions accounted for approximately 11.5% growth. The impact of currency translation on sales was negligible for the year as the strengthening of the U.S. dollar in the second half of the year offset weakness of the U.S. dollar in the first half of the year.

The growth in sales resulting from acquisitions in 2005 primarily relates to acquisitions in the Company’s medical technologies business. The Company established its medical technologies business through the acquisitions of Radiometer A/S and substantially all the assets and certain liabilities of the Gendex business of Dentsply International Inc. in January 2004 and Kaltenbach & Voight Gmbh (KaVo) in May 2004. The medical technologies business has provided a foundation for additional sales and earnings growth as the Company has acquired additional companies to complement the initial medical technologies businesses. During 2005, the Company acquired four medical technologies businesses, the largest being the acquisition of Leica Microsystems AG in August 2005. Leica Microsystems is a leading global provider of life sciences instrumentation and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested). The Company’s medical technologies business is expected to continue to provide sales and earnings growth opportunities for the Company, both through expansion of existing products and services and through the potential acquisition of complementary businesses.

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

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales are derived from foreign countries. Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales and profit in the Company’s consolidated financial statements.

As noted above, the impact of currency trends in the Company’s international businesses during 2005 when compared to 2004 was negligible for the full year, despite fluctuations during periods within the year. The following sensitivity analysis demonstrates the recent strengthening of the U.S. Dollar against other major currencies. Applying the exchange rates in effect at December 31, 2005 to the translation of the financial statements for the Company’s non-U.S. operations for 2005 would result in approximately 1.3% lower overall Company sales than what was actually reported using the rates in effect during this reporting period. Any further strengthening of the U.S. Dollar against other major currencies would have a further adverse impact on the Company’s reported sales and results of operations.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated:

	For the years ended December 31 ($ in millions)
	2005	2004	2003
Professional Instrumentation	$3,782.1	$2,963.5	$1,939.7
Industrial Technologies	2,908.1	2,619.5	2,157.0
Tools & Components	1,294.5	1,306.3	1,197.2

Total	$7,984.7	$6,889.3	$5,293.9

PROFESSIONAL INSTRUMENTATION

As of December 31, 2005, the Professional Instrumentation segment was Danaher’s largest segment and encompasses three strategic businesses: environmental, electronic test, and medical technologies.

Professional Instrumentation Selected Financial Data

	For the years ended December 31 ($ in millions)
	2005	2004	2003
Sales	$3,782.1	$2,963.5	$1,939.7
Operating Profit	677.0	554.5	362.6
Operating profit as a % of sales	17.9%	18.7%	18.7%

Components of Sales Growth

	2005 vs. 2004	2004 vs. 2003
Existing businesses	4.5%	8.5%
Acquisitions	23.0%	40.5%
Impact of foreign currency	0.0%	4.0%

Total	27.5%	53.0%

2005 COMPARED TO 2004

As detailed in the table above, segment sales increased 27.5% for 2005 compared to 2004. Price increases, which are included in sales from existing businesses, contributed less than 1% to overall sales growth compared to 2004. Sales from existing businesses increased in all three of the Company’s strategic lines of business with the highest growth resulting from the electronic test and environmental water quality businesses. Sales in the Company’s environmental and retail petroleum automation business were up low single digits for the year. The Company’s dental equipment businesses were essentially flat compared with the period of ownership in 2004, but showed mid-single digit growth for the fourth quarter of 2005 and on a full year pro forma basis when compared with the prior year.

Operating profit margins for the segment were 17.9% in 2005 compared to 18.7% for 2004. Operating profit margins in the segment for 2005 compared with 2004 were adversely impacted by the dilutive impact of acquisitions, principally Leica Microsystems and KaVo. These recent acquisitions operate at lower overall operating profit margins than the segment’s ongoing businesses. In addition, 2005 operating profit margins for the segment reflect additional costs associated with restructuring actions within the dental business, which generally commenced in the third quarter of 2005. Operating profit margins for 2005 were also impacted by higher expense levels to support strategic growth initiatives in certain businesses. On-going cost reduction initiatives through the application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period, partially offset these adverse impacts. The ongoing application of the Danaher Business System in each of the segment’s businesses, the Company’s low-cost region sourcing and production initiatives and the additional leverage from anticipated sales growth are all expected to further improve operating margins at both existing and newly acquired businesses, including Leica Microsystems and KaVo, in future periods, but are expected to be offset to varying extents by continued investments in growth and restructuring initiatives. In particular, the Company expects that operating margins in its dental businesses will improve in 2006 as the Company’s integration activities in those businesses take hold.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 44% of segment sales for 2005, increased approximately 12.5% in 2005 compared to 2004. Sales from existing businesses accounted for approximately 5.0% growth. Acquisitions accounted for approximately 7.5% growth. The impact of currency translation was negligible for 2005 compared to 2004.

The Company’s Hach/Lange water quality businesses reported high-single digit growth in 2005 primarily driven by mid-single digit growth in laboratory sales and low-double digit growth in process instrumentation sales in both the United States and European markets. New product launches in 2005 positively impacted process instrumentation sales. The business’ sales in China also grew over 35% in 2005 on a year-over-year basis. The Company’s Hach Ultra Analytics business reported mid-single digit growth in 2005, driven primarily by high-single digit growth in the U.S. partially offset by slowing sales in electronics end-markets and in Europe. Sales growth from acquired businesses primarily reflects the impact of the acquisition of Trojan Technologies in November 2004 and two smaller water quality businesses during 2005.

The Gilbarco Veeder-Root environmental and retail petroleum automation business reported low-single digit sales growth for 2005 compared to 2004. The business experienced growth in sales of environmental equipment in Asia and Latin America. Sales in Europe were down compared to 2004, due in part to the fact that 2004 sales included the impact of a large shipment. Sales in the U.S. were flat compared to 2004.

Electronic Test. Sales from the Company’s electronic test businesses, representing approximately 25% of segment sales for 2005, grew 16.0% compared to 2004. Sales from existing businesses accounted for 6.5% growth. Acquisitions accounted for 8.5% growth and favorable currency translation accounted for 1.0% growth.

Sales growth from existing businesses for 2005 built on strong performance experienced by this business throughout 2004. Key contributors to the 2005 growth included strength in the U.S. and European industrial and electrical channels, in each case driven by strong demand for recently introduced product offerings. Sales in China also showed strong growth during 2005. The Company’s network-test business reported flat sales growth for 2005 compared to a very strong 2004. The business’s 2004 results benefited from delivery of a large shipment in the fourth quarter of 2004 for test equipment to service a telecommunication customer.

Medical Technologies. Sales from the Company’s medical technologies business, representing approximately 31% of segment sales for 2005, increased 75.5% compared to 2004. Sales from existing businesses contributed approximately 2.5% growth during 2005. Acquisitions accounted for 75.0% growth. Unfavorable currency translation accounted for a 2.0% sales decline. As described above, the Company established the medical technologies business with the acquisitions of Radiometer and Gendex in the first quarter of 2004 and added to this business with the acquisition of KaVo in May 2004, the acquisition of Leica Microsystems AG in August 2005 as well as the acquisition of three smaller dental and medical instrumentation products companies during 2005.

Radiometer’s business experienced mid-single digit growth for 2005 over the comparable period of 2004. This performance was primarily the result of growth in North America and Japan, driven by placements of recently introduced products and related accessory sales, offset by weaker performance in Europe.

Sales from existing businesses in the Company’s dental businesses experienced mid-single digit growth in fourth quarter of 2005 compared to the fourth quarter of 2004. For the full year 2005, the dental businesses sales growth was flat for the period of ownership, but would have reported mid-single digit growth on a full year pro forma basis had they been included for a full year in both 2005 and 2004. Sales for 2005 were negatively impacted by changes in German reimbursement regulations as well as the reduction in promotional activity in 2005 while the business restructured certain German operations which occurred in the third and fourth quarters of 2005. Sales for 2005 benefited from strong growth experienced with the introduction of a new digital imaging product offering in the second half of 2005. The business also experienced sales growth due to the third quarter launch of a sensor line with US distribution as well as strong sales growth at Pelton & Crane, the Company’s newest dental acquisition.

The results of Leica Microsystems have been reflected in the Company’s results of operations since its acquisition in August 2005. Leica Microsystems had annual revenues from continuing operations of approximately $540 million in 2004 (excluding approximately $120 million of revenue attributable to the semiconductor equipment business that has been divested). Leica Microsystems’ current gross margins approximate the Company’s overall gross margins and are not expected to dilute gross margins in future periods. However, Leica Microsystems operating profit margins are below the Company and segment average and will be dilutive in the near-term. The Company expects to enhance the business’ operating margins through the application of the Danaher Business System.

2004 COMPARED TO 2003

Sales of the Professional Instrumentation segment increased approximately 53.0% in 2004 compared to 2003, largely as a result of sales from acquired businesses, which contributed approximately 40.5% of the overall increase. Sales from existing businesses for this segment contributed approximately 8.5% growth compared to 2003, principally from sales increases in the environmental and electronic test and measurement businesses. Price increases, which are included as a component of sales from existing businesses, contributed less than 1% to overall sales growth compared to 2003. Favorable currency translation impact accounted for approximately 4.0% of the overall sales increase.

Operating profit margins for the segment were 18.7% in 2004, flat compared to 2003. Operating profit margin improvements in the Company’s existing operations were offset by the lower operating margins of acquired businesses, primarily KaVo, which diluted segment margins compared with 2003. The Company continues to pursue on-going cost reductions through application of the Danaher Business System and low-cost region sourcing and production initiatives which are expected to further improve operating margins at both existing and newly acquired businesses in future periods.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses increased approximately 16.0% in 2004 compared to 2003. Acquisitions accounted for approximately 3.0% growth, sales from existing businesses provided 9.0% growth and favorable currency translation provided 4.0% growth.

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

Hach/Lange’s sales growth from existing businesses also contributed to the increase with high single-digit growth. Hach/Lange achieved higher- than-market growth in both the laboratory and process instrumentation markets in both the U.S. and, to a lesser extent, Europe, and also experienced continued strength in China. The Company’s Hach Ultra Analytics business reported accelerated growth in the second half of 2004 driven by strong U.S. and Asian sales. The business benefited from strength in the electronics and food and beverage end markets.

Electronic Test. Electronic test sales grew 19.5% during 2004 compared to 2003. Acquisitions accounted for approximately 7.5% growth, revenues from existing businesses provided 8.5% growth and favorable currency translation provided 3.5% growth.

Year-over-year growth rates in the second half of 2004 declined somewhat from the rates reported in the first half of 2004. The decline is the result of lapping stronger sales quarters which began for this business in the second half of 2003 as well as a result of the expiration of a multi-year resale agreement relating to a low-margin product line. Growth resulted from strength in the U.S. industrial channel, the European electrical channel and overall strong growth in China. The Company’s network-test business achieved 20% growth during the year, reflecting continued strength in network analysis, copper and fiber equipment sales and strong enterprise market share gains. The business also benefited from delivery of a large order in the fourth quarter of 2004 for test equipment to service a telecommunication customer’s next generation service offerings.

Medical Technologies. All of the medical technologies sales growth represents acquisition related growth as this line of business was established in 2004 with the acquisitions of Radiometer, Gendex and KaVo. Radiometer’s critical care diagnostics business experienced growth across all major geographies, driven by strong instrument placements and related accessory sales. Radiometer’s high single digit sales growth was somewhat offset by the KaVo and Gendex dental unit business, which was impacted by significant pre-acquisition sales incentive programs in the United States and Japan implemented by the former owners.

INDUSTRIAL TECHNOLOGIES

The Industrial Technologies segment encompasses two strategic businesses, product identification and motion, and three focused niche businesses, power quality, aerospace and defense, and sensors & controls.

Industrial Technologies Segment Selected Financial Data

	For the years ended December 31, ($ in millions)
	2005	2004	2003
Operating Performance
Sales	$2,908.1	$2,619.5	$2,157.0
Operating profit	426.4	383.1	311.7
Operating profit as a % of sales	14.7%	14.6%	14.5%

	2005 vs. 2004	2004 vs. 2003
Components of Sales Growth
Existing businesses	5.0%	9.0%
Acquisitions	6.0%	9.5%
Impact of foreign currency	0.0%	3.0%

Total	11.0%	21.5%

2005 COMPARED TO 2004

As detailed in the above table, sales of the Industrial Technologies segment increased 11.0% in 2005 over 2004. Sales from existing businesses increased due primarily to sales growth in the product identification and aerospace and defense businesses. Sales from existing businesses for the Company’s motion businesses were flat during 2005 compared to 2004. Price increases, which are included as a component of sales from existing businesses, contributed less than 1% to overall sales growth compared to 2004. The first quarter 2005 acquisition of Linx Printing Technologies PLC together with several other smaller acquisitions in 2005 accounted for a 6.0% increase in segment sales. The impact of currency translation in the year was negligible.

Operating profit margins for the segment were 14.7% in 2005 including the effect of a $15.5 million charge (0.5%) to settle litigation associated with activities of a business that occurred prior to the Company’s ownership of the business. Under U.S. generally accepted accounting principles, the impact of this settlement is required to be accounted for in 2005 since the settlement occurred after December 31, 2005 but before the release of the financial statements (refer to Note 18 to the Consolidated Financial Statements for further information) Operating profit margins were 14.6% in 2004. The improvements in operating profit margins for the year reflect additional leverage from sales growth; on-going cost reductions associated with our Danaher Business System initiatives completed during 2004 and 2005, primarily within the Company’s motion businesses; and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. Operating margin also benefited from a $4.6 million pre-tax gain on the sale of a small business which occurred in the second quarter of 2005. These positive impacts were partly offset by a $5 million impairment charge recorded in the third quarter of 2005 related to a minority investment; the dilutive effects of operating margins from businesses recently acquired; and higher expense levels to support strategic growth and restructuring initiatives, primarily in the product identification and motion businesses. The ongoing application of the Danaher Business System in each of the segment’s businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Product Identification. The product identification businesses accounted for approximately 28% of segment sales in 2005. Sales from the Company’s product identification businesses increased 26.0% in 2005 compared to 2004. Existing businesses provided 9.5% growth. Acquisitions accounted for 16.0% growth, and favorable currency impacts accounted for approximately 0.5% growth.

Sales of marking systems equipment and related service within the Videojet business for 2005 increased at mid-single digit rates over 2004. This marking systems growth primarily resulted from strength in the North American, China and Latin American markets. The Company also continued to see growth in both its laser product offerings and thermo-transfer overlay product offerings. The Company’s increased sales and marketing efforts implemented earlier in 2005 also contributed to this growth. In addition, growth in sales from existing operations for 2005 were driven by strong systems installation sales within the Accu-Sort scanning business, particularly sales to the United States Postal Service (USPS). The Company expects AccuSort’s sales to decline in 2006 compared to 2005 as a result of completing this large USPS project in early 2006.

Motion. Sales in the Company’s motion businesses, representing approximately 34% of segment sales in 2005, increased approximately 2.5% compared to the same period of 2004. Sales from existing businesses were flat compared with prior year levels; acquisitions accounted for approximately 2.5% growth in sales and the impact of currency translation was negligible.

Sales from existing businesses slowed from strong 2004 levels. The business continued to experience strength in its electric vehicle product line, although at lower growth rates than experienced in 2004, as well as growth in the aviation and defense market. In addition, the elevator end-market showed continued strength in 2005. However, the business experienced softness in the technology and electronic assembly end markets in 2005.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 10.0% sales growth in 2005 compared to 2004. Growth in the existing businesses was primarily driven by sales growth from the Company’s aerospace and defense businesses, principally the electro-optical and safety product lines as well as strength in the Company’s power quality businesses. These improvements were partially offset by slight declines in the Company’s sensors and controls business due to a slowing technology market and more difficult comparisons with the business’ 2004 results which were strong by historical standards. 2005 sales were negatively impacted by 1.0% due to the sale of a small business in June 2005 for which previously reported sales have not been restated.

2004 COMPARED TO 2003

Sales of the Industrial Technologies segment increased approximately 21.5% in 2004 compared to 2003. Sales from existing businesses for this segment contributed approximately 9% to the overall growth compared to 2003, driven by sales increases in all businesses with particularly strong sales increases in the Company’s motion businesses. Price increases, which are included as a component of sales from existing businesses, were negligible compared to 2003. Acquisitions contributed approximately 9.5% to the growth during the year driven in large part by acquisitions within the Company’s product identification business. The impact of favorable currency translation generated approximately 3% growth compared to 2003.

Operating profit margins for the segment were 14.6% in 2004 compared to 14.5% in 2003. The overall improvement in operating profit margins for 2004 was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives and reductions in manufacturing costs through low-cost region sourcing and production initiatives implemented during 2004 and 2003. Margin improvements were partially offset by lower margins associated with the start-up stage of new business initiatives with certain OEMs in the Company’s motion business.

Overview of Businesses within Industrial Technologies Segment

Product Identification. For 2004, product identification revenues grew 38.5% compared to 2003, with acquisitions providing 29.0% growth, favorable currency impacts of approximately 3.5%, and sales from existing operations providing 6.0% growth.

Growth in sales from existing businesses was broad-based across the product portfolio. The growth was driven by strong equipment sales, primarily continuous ink-jet printer sales in China and North America, but increasingly in the laser, thermal transfer overprint and binary array product offerings. Year-over-year growth rates for the second half of 2004 were somewhat lower compared with the growth rates in the first half of 2004 reflecting the normalization of revenues associated with the 2003 Willett acquisition as well as continued integration activities related to recent acquisitions. The reading and scanning business acquired in late 2003 also experienced growth, primarily from systems installation projects with the United States Postal Service.

Motion. Sales in the Company’s motion businesses grew 20% in 2004 compared to 2003, as sales from existing businesses contributed 13.0% to the overall reported growth, acquisitions provided growth of 3.5% and favorable currency translation effects provided 3.5% growth.

The growth in sales from existing businesses was broad-based, both geographically and across the markets served. The North American market for direct drive products, and the worldwide semiconductor and flat-panel display markets demonstrated particular strength during 2004 and contributed significantly to the businesses’ overall growth. The business experienced a significant increase in sales associated with electric vehicle projects won in prior periods and believes it captured market share in 2004 as many motion control applications have shifted to the use of AC motor technology solutions. The Company’s linear actuator product businesses continued to grow in 2004, primarily resulting from strong market growth for ball screw and gearbox product offerings in both North America and Europe.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 16% sales growth in 2004, primarily from high-single digit growth from existing businesses, largely attributable to the Company’s sensors & controls and aerospace & defense businesses, and to a lesser extent due to the impact of acquisitions in the Company’s aerospace and defense businesses.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include tool boxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and precision fasteners and miniature components.

Tools & Components Selected Financial Data

	For the years ended December 31, ($ in millions)
	2005	2004	2003
Sales	$1,294.5	$1,306.3	$1,197.2
Operating profit	199.3	198.3	173.8
Operating profit as a % of sales	15.4%	15.2%	14.5%

Components of Sales Growth

	2005 vs. 2004	2004 vs. 2003
Existing businesses	4.0%	9.5%
Divestiture	(5.0)%	(0.5)%
Impact of foreign currency	0.0%	0.0%

Total	(1.0)%	9.0%

2005 COMPARED TO 2004

Sales in the Tools & Components segment decreased 1.0% in 2005 compared to 2004. The 2005 period sales were negatively impacted by 5.0% on a year-over-year basis due to the sale of a small business in late 2004 for which previously reported sales have not been restated. Sales from existing businesses contributed approximately 4.0% growth for the segment in 2005, including approximately 2.0% growth due to price increases that the Company implemented as a result of cost increases in steel and other commodities. There were no acquisitions in this segment during 2004 or 2005 and currency impacts on sales were negligible in both periods.

Mechanics’ Hand Tools sales, representing approximately two-thirds of segment sales in 2005, grew approximately 4.0% in 2005, compared with 2004. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which experienced low-double digit growth during the year driven by increases in both the number of distributors and their average purchase levels. Mechanics’ Hand Tools also experienced significant growth in 2005 in the China market. The business’ retail mechanics’ hand tools business declined at low-single digit levels during 2005 compared with 2004. The integration of Sears and Kmart, a major customer of the segment, tempered the business’ 2005 sales growth. The Company believes the merger of Sears and Kmart may result in further reductions to Sears/Kmart’s inventory levels during the first half of 2006. The segment’s niche businesses also experienced mid-single digit growth during 2005 due primarily to strength in the truck box and engine retarder businesses.

Operating profit margins for the segment were 15.4% in 2005 compared to 15.2% in 2004. The improvement in operating profit margins for 2005 primarily relates to the pricing initiatives implemented to offset a portion of the steel and other commodity cost increases experienced beginning in 2004; the impact of higher sales levels and the impact of Danaher Business System cost reduction programs implemented in 2004 and 2005; and the impact of a gain recorded on the sale of real estate totaling $5.3 million ($3.9 million after taxes) during the first quarter of 2005. These improvements more than offset the incremental costs associated with closing one of the segment’s manufacturing facilities. The Company incurred approximately $11 million in costs associated with this plant closure in 2005. This plant closure provided minimal benefit to operating margins in 2005 but is expected to contribute to earnings in 2006. The ongoing application of the Danaher Business System in each of the segment’s businesses and the Company’s low-cost region sourcing and production initiatives are all expected to further improve segment operating margins in future periods.

2004 COMPARED TO 2003

Sales in the Tools & Components segment grew 9.0% in 2004 compared to 2003. Sales volumes from existing businesses contributed 9.5% and were offset slightly by the impact of a small divestiture during 2004. Price increases, which are included as a component of sales from existing businesses, contributed less than 1% to reported revenue. There were no acquisitions in this segment during either 2004 or 2003 and currency impacts on revenues were negligible in both periods.

Sales in the Mechanics Hand Tools business grew approximately 8.5% for the year, driven primarily by increases in sales from the group’s retail hand tool product lines, high-end mobile distribution business and industrial distribution businesses. The Company’s Matco business grew at low double-digit rates for 2004 which the Company believes outpaced the overall market growth. The Company’s engine retarder and chuck businesses also experienced low double-digit growth rates. The other niche businesses within the segment also experienced mid to high-single digit growth rates during 2004.

Operating profit margins for the segment were 15.2% in 2004 compared to 14.5% in 2003. This improvement was driven by leverage on increased sales volume and the impact of cost reduction programs implemented in 2003 and 2004 offset partially by increases in price and surcharges related to steel purchases incurred in the third quarter. Price increases were implemented to recover a portion of the increase in raw material costs. The Company commenced a plant closing in the fourth quarter of 2004 which reduced overall operating profit for 2004 by about $5 million.

GROSS PROFIT

	For the years ended December 31, ($ in millions)
	2005	2004	2003
Sales	$7,984.7	$6,889.3	$5,293.9
Cost of sales	4,539.7	3,996.6	3,154.8
Gross profit	$3,445.0	$2,892.7	$2,139.1
Gross profit margin	43.1%	42.0%	40.4%

Gross profit margins for 2005 improved 110 basis points to 43.1% from 42.0% in 2004. This improvement resulted primarily from generally higher gross profit margins in businesses recently acquired, leverage on increased sales volume, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, and cost reductions in recently acquired business units. In addition, selected increases in selling prices and recent reductions of commodity costs also contributed to gross profit expansion. Partly offsetting these improvements are the costs associated with closing a manufacturing facility in the Tools & Components segment referred to above. Gross profit could be negatively impacted in future periods by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

Gross profit margins for 2004 improved 160 basis points to 42.0% compared to 40.4% in 2003. This improvement resulted primarily from leverage on increased sales volume. In addition, gross profit margins benefited from generally higher gross profit margins in businesses acquired (principally Radiometer) and the ongoing cost improvements in existing business units driven by the Company’s DBS processes and low-cost region sourcing and production initiatives. Increases in cost and surcharges related to steel purchases partially offset these improvements.

OPERATING EXPENSES

	For the years ended December 31, ($ in millions)
	2005	2004	2003
Sales	$7,984.7	$6,889.3	$5,293.9
Selling, general and administrative expenses	2,175.8	1,795.7	1,316.4
SG&A as a % of sales	27.2%	26.1%	24.9%

The year-over-year increases in selling, general and administrative expenses are due primarily to the impact of recently acquired businesses (principally KaVo and Leica Microsystems in 2005 and Radiometer and KaVo in 2004) and their higher relative operating expense structures, additional spending to fund growth opportunities throughout the Company, and the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole. In addition, selling, general and administrative expenses for 2005 reflect a charge for settlement of pre-acquisition litigation (refer to Note 18 of the Consolidated Financial Statements for additional information).

GAIN ON PENSION PLAN CURTAILMENT

The Company recorded a curtailment gain in 2003 as a result of freezing substantially all associates’ ongoing participation in its Cash Balance Plan effective December 31, 2003. The gain totaled $22.5 million ($14.6 million after tax, or $0.05 per share) and represented the unrecognized benefits associated with prior plan amendments that were being amortized into income over the remaining service period of the participating associates prior to freezing the plan. The Company will continue recording pension expense related to this plan, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan prior to the curtailment.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense for 2005 was lower than the prior year by approximately $10.1 million. The decrease in interest expense was due primarily to lower debt levels in 2005 as a result of the repayment of the Company’s 6.25% Eurobond notes and to a lesser extent, lower borrowing rates on new borrowings during the period.

Interest expense of $55 million in 2004 was approximately $4 million lower than the corresponding 2003 period. The decrease in interest expense was due primarily to the cessation of amortization of deferred financing costs related to the Company’s LYONS, offset slightly by the unfavorable impact of the Euro/US Dollar exchange rate on interest expense related to the Company’s $406.8 million of 6.25% Eurobond notes (which were subsequently repaid in the third quarter of 2005).

Interest income of $14.7 million, $7.6 million and $10.1 million was recognized in 2005, 2004 and 2003, respectively. During the second quarter of 2005, the Company collected $4.6 million of interest on a note receivable which had not previously been recorded due to collection risk (see Note 2 to the Consolidated Financial Statements for additional information). In addition, higher overall interest rates in 2005 compared to 2004 increased interest income from prior year levels. Average invested cash balances decreased in 2004 compared with the 2003 levels due to deploying these cash balances to complete several acquisitions. The decline in interest income as a result of these lower invested cash balances was partially offset by the Company maintaining a higher proportion of available cash in international markets which had higher overall interest rates and higher short-term rates in 2004.

INCOME TAXES

The Company’s effective tax rate for 2005 of 27.3% was 2.2 percentage points lower than the 2004 effective rate, mainly due to the effect of a higher proportion of foreign earnings in 2005 compared to 2004. The Company also resolved examinations of certain previously filed U.S. and international tax returns and provided additional reserves for other matters arising during the third fiscal quarter of 2005. Resolution of these matters resulted in a small benefit from the reversal of previously provided tax reserves. The effective tax rate for the first quarter of 2006 is expected to be approximately 26.5%.

The 2004 effective tax rate of 29.5% was 3.1 percentage points lower than the 2003 effective rate, mainly due to the effect of a higher proportion of non-U.S. earnings in 2004 compared to 2003 as well as the impact of changes made to the Company’s international tax structure, primarily related to the acquisition and integration of Radiometer and KaVo during 2004.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate in 2005, 2004 and 2003 differed from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2005, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $2.1 billion. The American Jobs Creation Act of 2004 (the Act) provided the Company with an opportunity to repatriate up to $500 million of foreign earnings during 2005 at an effective US tax rate of 5.25%. The Company did not repatriate any foreign earnings under the provisions of the Act.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which the Company’s earnings and/or deductions are realized may differ from current estimates.

INFLATION

Other than increases in commodity pricing noted above, the effect of inflation on the Company’s operations has been minimal in 2005, 2004, and 2003.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2005, the fair value of the Company’s fixed-rate long-term debt would decrease by approximately $4 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or other derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Company has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations without using derivative financial instruments to manage this risk. The Company’s previously outstanding Eurobond notes, which were repaid in the third quarter of 2005, provided a natural hedge to a portion of the Company’s European net asset position.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, interest rate swap agreements and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company anticipates, however, that counter parties will be able to fully satisfy their obligations under these instruments. The Company places cash and temporary investments and its interest rate swap agreements with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to support these financial instruments, it does periodically evaluate the credit standing of the counter party financial institutions. In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and obtains collateral or other security when appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	For the years ended, December 31, ($ in millions)
	2005	2004	2003
Total operating cash flows	$1,203.8	$1,033.2	$861.5
Purchases of property, plant and equipment	(121.2)	(115.9)	(80.3)
Cash paid for acquisitions	(885.1)	(1,591.7)	(312.3)
Other sources	40.9	74.0	24.5

Net cash used in investing activities	(965.4)	(1,633.6)	(368.1)

Proceeds from the issuance of common stock	59.9	45.9	50.5
Repayments of borrowings, net	(292.2)	(66.3)	(145.5)
Dividends paid	(21.6)	(17.7)	(15.3)
Purchase of treasury stock	(257.7)	—	—

Net cash used in financing activities	(511.6)	(38.1)	(110.3)

•	Operating cash flow, a key source of the Company’s liquidity was $1,203.8 million for 2005, an increase of $170.6 million, or approximately 16.5% as compared to 2004. Earnings growth contributed $151.8 million to the increase in operating cash flow in 2005 compared to 2004. As of December 31, 2005, the Company held $315.6 million of cash and cash equivalents.

•	Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 13 companies and product lines during 2005 for total consideration of $885.1 million in cash, including transaction costs and net of cash acquired.

•	In the second quarter of 2005, the Company’s Board of Directors also authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time. During 2005 the Company repurchased approximately 5 million shares of Company common stock at an aggregate cost of $257.7 million, funded from available cash and from borrowings under uncommitted lines of credit.

•	The Company’s Eurobond notes with a stated amount of €300 million were issued in July 2000 and bore interest at 6.25% per annum. Upon maturity in July 2005, the Company repaid these notes from available cash in the amount of $362 million.

•	The Company currently has a total of $1 billion available for borrowing under two $500 million lines of credit which mature in June and July, 2006, respectively. As of December 31, 2005 there were no amounts outstanding under these credit facilities.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was approximately $1.2 billion for 2005, an increase of $171 million, or approximately 16.5% as compared to 2004. Earnings growth contributed $152 million to the increase in operating cash flow in the 2005 compared to 2004. Depreciation and amortization accounted for $21 million of the improvement in cash flow on a year-over year basis. Operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, also favorably impacted the year-over-year comparison. Cash used for accounts receivable decreased by $43 million during 2005 compared to 2004. This decrease primarily relates to significant increases in accounts receivable in 2004 as a result of an accelerating sales environment. In addition, the Company realized higher cash flow benefits from accounts payable compared to 2004, primarily as a result of the timing of vendor payments. These improvements were partially offset by cash used for inventory to support growing sales levels which used $88 million more cash in 2005 compared to 2004. Inventory turns improved on a year-to-year basis, driven particularly by improvements in newly acquired businesses. The timing of tax payments and changes in deferred taxes in 2005 compared to 2004 negatively impacted cash flow by $17 million for 2005 compared to 2004. In addition, timing related increases in prepaid expenses associated with the timing of payments for certain of the Company’s benefit programs, including 401(k) and employee health plan contributions negatively impacted 2005 cash flow.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition.

Investing Activities

Net cash used in investing activities was $965 million in 2005 compared to approximately $1.6 billion in 2004. Capital spending increased $5 million in 2005 from 2004 levels to $121 million. Capital expenditures are made primarily to support product development, for increasing capacity, replacement of equipment and improving information technology systems.

Net cash used in investing activities was approximately $1.6 billion in 2004 compared to $368 million of net cash used in 2003. Gross capital spending of $116 million for 2004 increased $36 million from 2003, due to capital spending relating to new acquisitions and spending related to the Company’s low-cost region manufacturing initiatives, new products and other growth opportunities. In 2006, the Company expects capital spending of approximately $150 million, although actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $19 million and $31 million of cash proceeds for 2005 and 2004, respectively.

As discussed below, the Company completed several business acquisitions and divestitures during 2005, 2004 and 2003. All of the acquisitions during this time period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the accompanying Consolidated Financial Statements.

2005 Acquisitions

In the first quarter of 2005 the Company acquired all of the outstanding shares of Linx Printing Technologies PLC, a publicly-held U.K based coding and marking business, for $171 million in cash, including transaction costs and net of cash acquired of $2 million. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004.

In August 2005, the Company acquired all of the outstanding shares of German-based Leica Microsystems AG, for an aggregate purchase price of €210 million in cash, including transaction costs and net of cash acquired of €12 million and the assumption and repayment at closing of €125 million outstanding Leica debt ($429 million in aggregate). The Company funded this acquisition and the payment of debt assumed using available cash and through borrowings under uncommitted lines of credit totaling $222 million, a portion of which was repaid prior to December 31, 2005. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested, as described below).

In September 2005, the Company also completed the sale of Leica Microsystems semiconductor equipment business which was held for sale at the time of the acquisition. This business had historically operated at a loss. Proceeds from the sale have been reflected as a reduction in the purchase price for Leica Microsystems in the accompanying Consolidated Statement of Cash Flows. Operating losses for this business for the period from acquisition to disposition totaled approximately $1.3 million and are reflected in “Other expense (income), net” in the accompanying Consolidated Statement of Earnings.

In addition to Linx and Leica Microsystems, the Company acquired 11 smaller companies and product lines during 2005 for total consideration of $285 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, dental, sensors and controls, aerospace and defense and motion controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual sales of these 11 acquired businesses at the time of their respective acquisitions were approximately $260 million and each of these companies individually had less than $125 million in annual revenues and were purchased for a purchase price of less than $125 million.

In June 2005, the Company divested one insignificant business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of $12.1 million in cash net of related transaction expenses. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Gains in Real Estate and Other Assets, Net” in the accompanying Consolidated Statement of Earnings. Sales related to this business included in the Company’s results for 2005 were $7.5 million. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, the Company recorded $4.6 million of interest income related to the cumulative interest received on this note in the second quarter of 2005. In addition, the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance in the second quarter of 2005 which has been recorded as a component of “Other expense (income), net” in the accompanying Consolidated Statement of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

2004 Acquisitions

In January 2004, the Company acquired all of the share capital of Radiometer S/A for $684 million in cash (net of $77 million in acquired cash), including transaction costs. In addition, the Company assumed $66 million of debt in connection with the acquisition. Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily used in hospital applications. The Company also provides consumables and services for its instruments. Radiometer is a worldwide leader in its served markets, and had total annual sales of approximately $300 million at the time of acquisition.

In May 2004, the Company acquired all of the outstanding shares of Kaltenbach & Voight Gmbh (KaVo) for €350 million ($412 million) in cash, including transaction costs and net of $45 million in acquired cash. KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment.

In November 2004, the Company acquired all of the outstanding shares of Trojan Technologies, Inc. for aggregate consideration of $185 million in cash, including transaction costs and net of $23 million in acquired cash. In addition, the Company assumed $4 million of debt in connection with the acquisition. Trojan is a leader in the ultraviolet disinfection market for drinking and wastewater applications and had annual revenues of approximately $115 million at the time of acquisition.

In addition to Radiometer, KaVo and Trojan, the Company acquired ten smaller companies and product lines during 2004 for total consideration of $311 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in markets such as medical technologies, electronic test, motion, environmental, product identification, sensors and controls, and aerospace and defense. These companies were all acquired to complement existing businesses or as additions to the newly formed medical technology line of business within the Professional Instrumentation segment. The aggregate annual sales of these acquired businesses as of the respective dates of acquisition were approximately $280 million and each of these companies individually had less than $125 million in annual revenues and were purchased for a purchase price of less than $125 million.

In addition, the company sold a business that was part of the Tools & Components segment during 2004. This business was insignificant to reported sales and earnings. Proceeds from this sale have been included in proceeds from divestitures in the accompanying Consolidated Statements of Cash Flows. The pre-tax gain on the sale of $1.5 million ($1.1 million after tax) is included in “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

2003 Acquisitions

The Company acquired twelve companies and product lines during 2003 for total consideration of $312 million in cash, including transaction costs and net of cash acquired. The Company also assumed debt with an estimated fair market value of $45 million in connection with these acquisitions. In connection with one of the 2003 acquisitions, the Company entered into an agreement to pay an additional maximum contingent consideration of up to $36.8 million in November 2008 based on future performance of the acquired business through November 2008. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing business units of the Professional Instrumentation or Industrial Technologies segments. The aggregated annual revenues of the acquired businesses at the time of their respective acquisitions were approximately $361 million and each of these twelve companies individually had less than $125 million in annual revenues and were purchased for a purchase price of less than $125 million. In addition, the Company sold one facility acquired in connection with a prior acquisition for approximately $11.6 million in net proceeds. No gain or loss was recognized on the sale and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Statements of Cash Flows.

Recent Acquisition Developments

Subsequent to December 31, 2005, the Company completed the acquisition of Visual Networks, Inc. for a total purchase price of $75 million in cash, including transaction costs and net of estimated cash acquired. Visual Networks will complement businesses within the electronic test business and had 2004 revenues of approximately $53 million.

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for approximately $86 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company has lapsed its offer for First Technology. The Company is evaluating its options, one of which may be to tender its shares into the other bidder’s offer. If the Company tenders into the other bidder’s offer and such other offer obtains regulatory approval and successfully closes at the current offer price, the Company would record a gain related to this transaction of approximately $13 million, including a break-up fee of approximately $3 million, net of transaction related costs.

Financing Activities and Indebtedness

Financing activities used cash of $512 million during 2005 compared to $38 million used during the comparable period of 2004, primarily for the repurchase of common stock and the repayment of indebtedness.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes.

During 2005, the Company repurchased 5 million shares of Company common stock in open market transactions at an aggregate cost of $257.7 million. The repurchases were funded from available cash and from borrowings under uncommitted lines of credit. At December 31, 2005, the Company had 5 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or existing lines of credit.

Total debt was $1,042 million at December 31, 2005 compared to $1,350 million at December 31, 2004. This decrease was due primarily to repayment of $362 million of the Company’s Eurobonds as required upon maturity in July 2005. This decrease was partially offset by $104 million in borrowings, net of repayments, associated with the purchase of Leica Microsystems described above and by the accretion of amounts due under the LYONs discussed below.

The Company’s debt financing as of December 31, 2005 was comprised primarily of $580 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $250 million of 6% notes due 2008 (subject to the interest rate swaps described above) and $177 million of borrowings under uncommitted lines of credit.

During the first quarter of 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375%. Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2005, the accreted value of the outstanding LYONs was $48 per share which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The Company has not and is not currently required to pay contingent interest under this agreement. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus 0.21% to 0.70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2004 or 2005. The Company expects to enter into a new credit facility in 2006.

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

The Company declared a regular quarterly dividend of $0.02 per share payable on January 27, 2006 to holders of record on December 31, 2005. Aggregate cash payments for dividends during 2005 were $21.6 million.

Cash and Cash Requirements

As of December 31, 2005, the Company held $316 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of December 31, 2005, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. In addition, as of the date of this Form 10-K, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. In order to meet these cash requirements, the Company generally intends to use available cash and internally generated funds. The Company currently anticipates that any acquisitions consummated during 2006 would be funded from available cash and internally generated funds and, if necessary, through the establishment of a commercial paper program, through borrowings under its credit facilities, under uncommitted lines of credit or by accessing the capital markets. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

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

Pension and Other Post Retirement & Employee Benefit Plans

Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s United States pension fund assets decreased below the accumulated benefit obligation due to the participants in the plan. In addition, certain of the Company’s non-United States plans are under-funded. As a result, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company has recorded a minimum pension liability of $175.5 million ($116.0 million net of tax benefits) cumulatively through December 31, 2005. The minimum pension liability is calculated as the difference between the actuarially determined accumulated benefit obligation and the value of the plan assets as of September 30, 2005 (see Note 8 to the consolidated financial statements for the year ended December 31, 2005 for additional information). This adjustment results in a direct reduction of stockholders’ equity and does not immediately impact net earnings, but is included in other comprehensive income (loss).

Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in such calculations. These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. For the United States plan, the Company used a 5.5% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2005, which represented a decrease in the discount rate of 0.25% from the rate used at December 31, 2004. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. A further 25 basis point reduction in the discount rate used for the plans would have increased the after-tax minimum pension liability $9.4 million ($6.8 million on an after-tax basis) from the amount recorded in the financial statements at December 31, 2005.

For 2005, the expected long-term rate of return assumption applicable to assets held in the United States plan was estimated at 8.0% which reflects a 50 basis point reduction from the rate used in 2004. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The plan maintains between 60% to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Pension expense for the U.S. plan for the year ended December 31, 2005 was $8.1 million (or $5.9 million on an after-tax basis), compared with $4.3 million (or $3.0 million on an after-tax basis) for this plan in 2004. If the expected long-term rate of return on plan assets was reduced by an additional 0.50%, pension expense for 2005 would have increased $2.2 million (or $1.6 million on an after-tax basis). While the Company was not required to make a contribution to the plan in 2005, it made a voluntary contribution of $10 million in the fourth fiscal quarter of 2005. The Company is not statutorily required to make contributions to the plan in 2006. The Company’s non-U.S. plan assets are comprised of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return was determined on a plan by plan basis based on the nature of the plan assets and ranged from 3.0% to 7.5% for 2005.

CONTRACTUAL OBLIGATIONS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2005 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$1,024.9	181.4	252.6	6.4	584.5

Capital Lease Obligations (b)	16.8	2.6	5.3	6.0	2.9

Total Long-Term Debt	1,041.7	184.0	257.9	12.4	587.4

Interest Payments on Long-Term Debt and Capital Lease Obligations	307.2	25.6	31.6	1.6	248.4
Operating Lease Obligations (c)	285.0	58.8	100.2	68.1	57.9

Other:
Purchase Obligations (d)	5.3	5.3	—	—	—

Other Liabilities Reflected on the Company’s Balance Sheet Under GAAP (e)	2,258.2	1,301.8	158.9	119.0	678.5

Total	$3,897.4	$1,575.5	$548.6	$201.1	$1,572.2

(a)	As described in Note 7 to the Consolidated Financial Statements
(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c)	As described in Note 10 to the Consolidated Financial Statements
(d)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(e)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities and deferred compensation liabilities. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these agreements and are largely based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Standby Letters of Credit and Performance Bonds	$136.2	$33.0	$55.6	$13.0	$34.6
Guarantees	36.6	25.2	1.9	0.3	9.2
Contingent Acquisition Consideration	47.2	6.0	4.4	36.8	—

Total	$220.0	$64.2	$61.9	$50.1	$43.8

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components for manufacture and for performance under specific manufacturing agreements.

In connection with four separate past acquisitions, the Company has entered into agreements with the respective sellers to pay certain amounts in the future as additional purchase price. The Company could pay nothing in the aggregate over the next five years pursuant to these agreements, or a maximum of up to $47.2 million over the next five years depending on the future performance of the respective businesses.

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

Due to the Company’s downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacates any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial position, results of operations or liquidity.

Except as described above, the Company has not entered into any off-balance sheet financing arrangements as of December 31, 2005. Also, the Company does not have any unconsolidated special purpose entities as of December 31, 2005.

Legal Proceedings

Please refer to Notes 11 and 18 to the Consolidated Financial Statements included in this Annual Report for information regarding certain outstanding litigation matters.

In addition, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement and trade secret misappropriation, and litigation and administrative proceedings involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive as well as compensatory damages. While the Company maintains workers compensation, property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that it believes covers a portion of these claims, this insurance may be insufficient or unavailable to protect the Company against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of existing litigation matters will not have a materially adverse effect on the Company’s cash flows or financial condition, even before taking into account any related insurance recoveries.

The Company carries significant deductibles and self-insured retentions for workers’ compensation, property, automobile, product and general liability costs, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. For more information regarding how the Company determines reserves for certain self-insurance liabilities, see “-Critical Accounting Policies – Risk Insurance”. The Company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts.

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

For a discussion of risks related to environmental, health and safety laws, please refer to “Item 1A. Risk Factors.”

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

The Company’s annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2005, did not result in an impairment charge. The excess of fair value over carrying value for each of the Company’s reporting units as of October 1, 2005, the annual testing date, ranged from approximately $130 million to approximately $2.8 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $100 million to approximately $2.4 billion for each of the Company’s reporting units.

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

Risk Insurance. The Company carries significant deductibles and self-insured retentions with respect to various business risks. The business risk areas involving the most significant accounting estimates are workers’ compensation and product liability. For domestic workers’ compensation and product liability risk, the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to the retained liability. These reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists for workers’ compensation and by outside risk insurance experts for product liability. In addition, outside risk experts recommend reserves for incurred but not yet reported claims by evaluating the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2005 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate.

Environmental. The Company has made a provision for environmental remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential remediation liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. Refer to Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Contingent Liabilities. The Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement and trade secret misappropriation, and litigation and administrative proceedings involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as potential amounts or ranges of probable losses, and if appropriate recognizes a liability for these contingencies with the assistance of legal counsel and, if applicable, other experts. These assessments require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or changes in the Company’s settlement strategy. For a discussion of these contingencies, including management’s judgment applied in the recognition and measurement of specific liabilities, refer to Note 11 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. This report dated February 22, 2006 appears on page 42 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, that Danaher Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Danaher Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Danaher Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Danaher Corporation and our report dated February 22, 2006, except for Note 18, as to which the date is March 14, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP

Baltimore, Maryland

February 22, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danaher Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006, expressed and unqualified opinion thereon.

Ernst & Young LLP

Baltimore, Maryland

February 22, 2006, except for Note 18, as to which the date is March 14, 2006

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 (in thousands)	2005	2004	2003
Sales	$7,984,704	$6,889,301	$5,293,876
Cost of sales	4,539,689	3,996,636	3,154,809
Selling, general and administrative expenses	2,175,751	1,795,673	1,316,357
Gain on pension plan curtailment	—	—	(22,500)
Other expense (income), net	4,596	(8,141)	(785)

Total operating expenses	6,720,036	5,784,168	4,447,881

Operating profit	1,264,668	1,105,133	845,995
Interest expense	(44,933)	(54,984)	(59,049)
Interest income	14,707	7,568	10,089

Earnings before income taxes	1,234,442	1,057,717	797,035
Income taxes	336,642	311,717	260,201

Net earnings	$897,800	$746,000	$536,834

Earnings Per Share:
Basic net earnings per share	$2.91	$2.41	$1.75

Diluted net earnings per share	$2.76	$2.30	$1.69

Average common stock and common equivalent shares outstanding:
Basic	308,905	308,964	306,792
Diluted	327,983	327,701	323,140

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)	2005	2004
ASSETS
Current assets:
Cash and equivalents	$315,551	$609,115
Trade accounts receivable, less allowance for doubtful accounts of $91,115 and $78,423	1,407,858	1,231,065
Inventories	825,263	703,996
Prepaid expenses and other current assets	396,347	374,514

Total current assets	2,945,019	2,918,690
Property, plant and equipment, net	748,172	752,966
Other assets	160,780	91,705
Goodwill	4,474,991	3,970,269
Other intangible assets, net	834,147	760,263

	$9,163,109	$8,493,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$183,951	$424,763
Trade accounts payable	782,854	612,066
Accrued expenses	1,301,781	1,165,457

Total current liabilities	2,268,586	2,202,286
Other liabilities	956,402	746,390
Long-term debt	857,771	925,535
Stockholders’ equity:
Common stock, one cent par value; 1,000,000 shares authorized; 338,547 and 336,946 issued; 305,571 and 308,920 outstanding	3,385	3,369
Additional paid-in capital	861,875	1,052,154
Accumulated other comprehensive income (loss)	(109,279)	116,037
Retained earnings	4,324,369	3,448,122

Total stockholders’ equity	5,080,350	4,619,682

	$9,163,109	$8,493,893

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)	2005	2004	2003
Cash flows from operating activities:
Net earnings from operations	$897,800	$746,000	$536,834
Depreciation and amortization	176,972	156,128	133,436
Change in trade accounts receivable, net	(66,611)	(110,007)	1,505
Change in inventories	(22,478)	65,528	21,061
Change in accounts payable	138,144	65,315	58,209
Change in accrued expenses and other liabilities	118,605	135,616	72,097
Change in prepaid expenses and other assets	(38,631)	(25,364)	38,402

Total operating cash flows	1,203,801	1,033,216	861,544

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(121,206)	(115,906)	(80,343)
Proceeds from disposals of property, plant and equipment	18,783	30,894	12,926
Cash paid for acquisitions	(885,083)	(1,591,719)	(312,283)
Proceeds from divestitures	22,100	43,100	11,648

Net cash used in investing activities	(965,406)	(1,633,631)	(368,052)

Cash flows from financing activities:
Proceeds from issuance of common stock	59,931	45,957	50,497
Dividends paid	(21,553)	(17,731)	(15,326)
Proceeds from debt borrowings	355,745	130,000	5,262
Purchase of treasury stock	(257,696)	—	—
Debt repayments	(647,987)	(196,281)	(150,771)

Net cash used in financing activities	(511,560)	(38,055)	(110,338)

Effect of exchange rate changes on cash	(20,399)	17,429	36,539

Net change in cash and equivalents	(293,564)	(621,041)	419,693
Beginning balance of cash and equivalents	609,115	1,230,156	810,463

Ending balance of cash and equivalents	$315,551	$609,115	$1,230,156

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance, December 31, 2002	166,545	$1,665	$915,562	$2,198,345	$(105,973)
Net earnings for the year	—	—	—	536,834	—	$536,834
Dividends declared	—	—	—	(15,326)	—	—
Amendment of deferred compensation plan, common stock issued for options exercised and restricted stock grants	1,149	12	84,224	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	68,481	68,481
Minimum pension liability (net of tax benefit of $19,985)	—	—	—	—	(37,115)	(37,115)

Balance, December 31, 2003	167,694	1,677	999,786	2,719,853	(74,607)	$568,200

Net earnings for the year	—	—	—	746,000	—	$746,000
Dividends declared	—	—	—	(17,731)	—	—
Common stock issued for options exercised and restricted stock grants	1,039	10	54,050	—	—	—
Stock dividend	168,213	1,682	(1,682)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	183,754	183,754
Minimum pension liability (net of tax expense of $3,710)	—	—	—	—	6,890	6,890

Balance, December 31, 2004	336,946	3,369	1,052,154	3,448,122	116,037	$936,644

Net earnings for the year	—	—	—	897,800	—	$897,800
Dividends declared	—	—	—	(21,553)	—	—
Common stock issued for options exercised and restricted stock grants	1,601	16	67,417	—	—	—
Treasury stock purchase (5 million shares)	—	—	(257,696)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(216,447)	(216,447)
Minimum pension liability (net of tax benefit of $3,579)	—	—	—	—	(8,869)	(8,869)

Balance, December 31, 2005	338,547	$3,385	$861,875	$4,324,369	$(109,279)	$672,484

See the accompanying Notes to the Consolidated Financial Statements.

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets industrial and consumer products with strong brand names, proprietary technology and major market positions in three business segments: Professional Instrumentation, Industrial Technologies and Tools & Components. Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. As of December 31, 2005, Professional Instrumentation was Danaher’s largest segment and encompassed three strategic businesses - environmental, electronic test, and medical technologies. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems; critical care diagnostic instruments, high-precision optical systems for the analysis of microstructures and a wide range of products used by dental professionals. Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers (OEMs) into various end-products and systems. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompassed two strategic businesses, motion and product identification, and three focused niche businesses, aerospace and defense, sensors & controls, and power quality. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices. The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; and drill chucks.

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

Inventory Valuation—Inventories include the costs of material, labor and overhead. Depending on the business, domestic inventories are stated at either the lower of cost or market using the last-in, first-out method (LIFO) or the lower of cost or market using the first-in, first-out (FIFO) method. Inventories held outside the United States are primarily stated at the lower of cost or market using the FIFO method.

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, amortization of recorded goodwill balances ceased effective January 1, 2002. However, amortization of certain identifiable intangible assets continues over the estimated useful lives of the identified asset. Amortization expense for all other intangible assets was $36.0 million, $26.6 million, and $11.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively. See Notes 2 and 5 for additional information.

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

Research and Development—The Company conducts research and development activities for the purpose of developing new products and services and improving existing products and services. Research and development costs are expensed as incurred and totaled $379 million, $294 million, and $207 million in the years ended December 31, 2005, 2004, and 2003, respectively.

Foreign Currency Translation—Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) consists of cumulative foreign translation gain adjustments of $6.7 million, $223.2 million, and $39.4 million, as of December 31, 2005, 2004, and 2003, respectively and a cumulative minimum pension liability loss adjustment of $116.0 million (net of $59.5 million tax benefit), $107.2 million (net of $55.9 million tax benefit) and $114.1 million (net of $59.6 million tax benefit), as of December 31, 2005, 2004 and 2003, respectively. See Note 8.

Accounting for Stock Options—As described in Note 14, the Company accounts for the issuance of stock options under the intrinsic value method under Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.” The Company has adopted the fair value method of accounting for stock options beginning in the first quarter of 2006 (see Note 17 for additional information).

Nonqualified options have been issued at grant prices equal to the fair market value of the underlying security as of the date of grant during all the periods presented. Under APB No. 25, the Company does not recognize compensation costs for options with no intrinsic value at the grant date. The weighted-average grant date fair value of options issued was $20 per share in 2005, $16 per share in 2004, and $13 per share in 2003. The weighted average value of options granted in 2005 was calculated using the Black-Scholes option pricing model and assuming a 4.3% risk-free interest rate, a 7-year life for the option, a 23% expected volatility and dividends at the current annual rate.

The following table illustrates the pro forma effect of net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	2005	2004	2003
Net earnings– as reported	$897,800	$746,000	$536,834
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(29,501)	(28,487)	(26,755)

Pro forma net earnings	$868,299	$717,513	$510,079

Earnings per share:
Basic – as reported	$2.91	$2.41	$1.75
Basic – pro forma	$2.81	$2.32	$1.66
Diluted – as reported	$2.76	$2.30	$1.69
Diluted – pro forma	$2.67	$2.22	$1.60

New Accounting Pronouncements—See Note 17.

(2) ACQUISITIONS AND DIVESTITURES:

The Company has completed numerous acquisitions of businesses during the years ended December 31, 2005, 2004 and 2003. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic line of business for growth for the Company. All of the acquisitions during this time period have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2005, 2004 and 2003 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company’s acquisition and divestiture activity for the above-noted periods.

In January 2005, the Company acquired all the outstanding shares of Linx Printing Technologies PLC, a publicly held United Kingdom company, for $171 million in cash, including transaction costs and net of cash acquired of $2 million. Linx is a manufacturer of continuous ink-jet and laser marking equipment and complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. This acquisition resulted in the recognition of goodwill of $96 million, primarily related to the future earnings and cash flow potential of Linx and its synergies with the Company’s existing operations. Linx has been included in the Company’s Consolidated Statement of Earnings since January 3, 2005.

In August 2005, the Company acquired all of the outstanding shares of German-based Leica Microsystems AG, for an aggregate purchase price of €210 million in cash, including transaction costs and net of cash acquired of €12 million and the repayment at closing of €125 million outstanding Leica debt ($429 million in aggregate). The Company funded the acquisition and the repayment of debt using available cash and through borrowings under uncommitted lines of credit totaling $222 million, a portion of which was repaid prior to December 31, 2005. Leica Microsystems is a leading global provider of life sciences instrumentation. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested, as described below). The Leica acquisition resulted in the recognition of a preliminary estimate of goodwill of $332 million primarily related to Leica’s future earnings and cash flow potential and world-wide leadership position of Leica in its served markets. Leica has been included in the Company’s Consolidated Statement of Earnings since August 31, 2005.

In September 2005, the Company completed the sale of Leica Microsystems semiconductor equipment business which was held for sale at the time of the acquisition. This business had historically operated at a loss. Proceeds from the sale have been reflected as a reduction in the purchase price for Leica Microsystems in the accompanying Consolidated Statement of Cash Flows. Operating losses for this business for the period from acquisition to disposition totaled approximately $1.3 million and are reflected in “ Other expense (income), net” in the accompanying Consolidated Statement of Earnings.

In addition to Linx and Leica Microsystems, the Company acquired 11 smaller companies and product lines during 2005 for total consideration of $285 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as medical technologies, electronic test, motion, environmental, product identification, sensors and controls and aerospace and defense. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The Company recorded an aggregate of $222 million of goodwill related to these acquired businesses. The aggregate annual sales of these acquired businesses as of the time of their respective acquisitions was approximately $260 million and each of these 11 companies individually had less than $125 million in annual revenues at the time of their respective acquisition and were purchased for a purchase price of less than $125 million.

In June 2005, the Company divested one insignificant business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of $12.1 million in cash net of related transaction expenses. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Other expense (income), net” in the accompanying Consolidated Statement of Earnings. Sales related to this divested business included in the Company’s results for 2005 were $7.5 million. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, during the second fiscal quarter of 2005 the Company recorded $4.6 million of interest income related to the cumulative interest received on this note. In addition, during the second fiscal quarter of 2005 the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance which has been recorded as a component of “Other expense (income), net” in the accompanying Consolidated Statement of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statement of Cash Flows.

In January 2004, the Company acquired all of the share capital in Radiometer S/A for $684 million in cash (net of $77 million in acquired cash), including transaction costs. In addition, the Company assumed $66 million of debt in connection with the acquisition. Radiometer designs, manufactures, and markets a variety of blood gas diagnostic instrumentation, primarily in hospital applications. Radiometer also provides consumables and services for its instruments. This acquisition resulted in the recognition of goodwill of $445 million primarily related to the anticipated future earnings and cash flow potential and worldwide leadership position of Radiometer in critical care diagnostic instrumentation. Radiometer is a worldwide leader in its served segments, and had total annual sales of approximately $300 million at the time of acquisition. The results of Radiometer have been included in the Company’s Consolidated Statements of Earnings since January 22, 2004.

In May 2004, the Company acquired all of the outstanding stock of Kaltenbach & Voigt GmbH (“KaVo”) for €350 million ($412 million) in cash, including transaction costs and net of $45 million in acquired cash. KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental equipment, including hand pieces, treatment units and diagnostic systems and laboratory equipment. This acquisition resulted in the recognition of goodwill of $82 million primarily related to the anticipated future earnings of KaVo and its leadership position in dental instrumentation. The results of KaVo have been included in the Company’s Consolidated Statements of Earnings since May 28, 2004.

In November 2004, the Company acquired all of the outstanding shares of Trojan Technologies, Inc. for aggregate consideration of $185 million in cash, including transaction costs and net of $23 million in acquired cash. In addition, the Company assumed $4 million of debt in connection with the acquisition. This acquisition resulted in the recognition of goodwill of $117 million primarily related to the anticipated future earnings. The acquisition is being included in the Company’s Professional Instrumentation Segment in the environmental business. Trojan is a leader in the ultraviolet disinfection market for drinking and wastewater applications and had annual revenues of approximately $115 million at the time of acquisition. The results of Trojan have been included in the Company’s Consolidated Statements of Earnings since November 8, 2004.

In addition to Radiometer, KaVo, and Trojan, the Company acquired ten smaller companies and product lines during 2004 for total consideration of $311 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in markets such as medical technology, electronic test, motion, environmental, product identification, sensors and controls and aerospace and defense. These companies were all acquired to complement existing units of the Professional Instrumentation and Industrial Technologies segments. The Company recorded an aggregate of $182 million of goodwill related to these acquired businesses. The aggregate annual sales of these acquired businesses is approximately $280 million and each of these ten companies individually has less than $125 million in annual revenues and was purchased for a purchase price of less than $125 million. In addition, the Company sold a business that was part of the Tools & Components segment during 2004 for approximately $43 million in cash and the proceeds have been included in proceeds from divestitures in the accompanying Consolidated Statements of Cash Flows. A gain of approximately $1.5 million ($1.1 million net of tax) was recognized and has been included in “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

The Company completed twelve business acquisitions during 2003 for total consideration of $312 million in cash including transaction costs and net of cash acquired. The Company also assumed debt with an estimated fair market value of $45 million in connection with these acquisitions. In connection with one of the 2003 acquisitions, the Company entered into an agreement to pay an additional maximum contingent consideration of up to $36.8 million in November 2008 based on future performance of the acquired business through November 2008. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as product identification, environmental and aerospace and defense. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregated annual revenue of the acquired businesses at the time of their respective acquisition were approximately $360 million and each of these twelve companies individually had less than $125 million in annual revenues and was purchased for a purchase price of less than $125 million. In addition, the Company sold one facility in connection with a prior acquisition for $11.6 million in net proceeds. No gain or loss was recognized on the sale and the proceeds have been included in proceeds from the divestiture in the accompanying Consolidated Statements of Cash Flows.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2005, 2004, and 2003 and the individually significant acquisitions discussed above (in thousands):

Overall	2005	2004	2003
Accounts Receivable	$171,978	$232,696	$64,794
Inventory	138,626	224,703	48,366
Property, Plant and Equipment	77,088	224,685	25,163
Goodwill	650,261	825,869	253,503
Other Intangible Assets, Primarily Customer Relationships, Trade Names and Patents	172,362	466,902	48,468
Accounts Payable	(65,706)	(67,444)	(31,061)
Other Assets and Liabilities, net	(245,162)	(245,826)	(52,342)
Assumed Debt	(14,364)	(69,866)	(44,608)

Net Cash Consideration	$885,083	$1,591,719	$312,283

Significant 2005 Acquisitions

	2005
	Leica	Linx	All Others	Total
Accounts Receivable	$123,064	$17,094	$31,820	$171,978
Inventory	105,454	8,437	24,735	138,626
Property, Plant & Equipment	56,239	8,498	12,351	77,088
Goodwill	331,806	96,480	221,975	650,261
Other Intangible Assets, Primarily Customer Relationships, Trade Names and Patents	85,592	47,188	39,582	172,362
Accounts Payable	(40,358)	(7,430)	(17,918)	(65,706)
Other Assets and Liabilities, net	(226,912)	600	(18,850)	(245,162)
Assumed Debt	(5,503)	—	(8,861)	(14,364)

Net Cash Consideration	$429,382	$170,867	$284,834	$885,083

Significant 2004 Acquisitions

	2004
	Radiometer	KaVo	Trojan	All Others	Total
Accounts Receivable	$66,171	$98,539	$35,264	$32,722	$232,696
Inventory	40,997	131,150	10,175	42,381	224,703
Property, Plant & Equipment	86,139	96,566	15,247	26,733	224,685
Goodwill	445,144	81,859	117,172	181,694	825,869
Other Intangible Assets, Primarily Customer Relationships, Trade Names and Patents	207,170	132,595	62,617	64,520	466,902
Accounts Payable	(21,121)	(10,993)	(16,063)	(19,267)	(67,444)
Other Assets and Liabilities, net	(74,755)	(117,922)	(35,102)	(18,047)	(245,826)
Assumed Debt	(65,923)	—	(3,943)	—	(69,866)

Net Cash Consideration	$683,822	$411,794	$185,367	$310,736	$1,591,719

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

	2005	2004
Net sales	$8,475,370	$8,163,240
Net earnings	886,379	735,514
Diluted earnings per share	$2.73	$2.27

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within 12 months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2005 acquisitions, including Leica, and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these exit activities include the following (in thousands, except headcount):

	Radiometer	KaVo	Trojan	Linx	All Others	Total
Planned Headcount Reduction:

Balance December 31, 2002	—	—	—	—	1,409	1,409
Headcount related to 2003 acquisitions	—	—	—	—	756	756
Headcount reductions in 2003	—	—	—	—	(1,496)	(1,496)
Adjustments to previously provided headcount estimates	—	—	—	—	(278)	(278)

Balance December 31, 2003	—	—	—	—	391	391
Headcount related to 2004 acquisitions	131	325	26	—	160	642
Headcount reductions in 2004	(100)	—	—	—	(501)	(601)
Adjustments to previously provided headcount estimates	—	—	—	—	131	131

Balance December 31, 2004	31	325	26	—	181	563
Headcount related to 2005 acquisitions	—	—	—	185	635	820
Adjustments to previously provided headcount estimates	—	228	—	—	(24)	204
Headcount reductions in 2005	(29)	(494)	(26)	(185)	(157)	(891)

Balance December 31, 2005	2	59	—	—	635	696

Involuntary Employee Termination Benefits:

Balance December 31, 2002	$—	$—	$—	$—	$51,935	$51,935
Accrual related to 2003 acquisitions	—	—	—	—	9,073	9,073
Costs incurred in 2003	—	—	—	—	(33,110)	(33,110)
Adjustments to previously provided reserves	—	—	—	—	(11,102)	(11,102)

Balance December 31, 2003	—	—	—	—	16,796	16,796
Accrual related to 2004 acquisitions	7,199	21,665	1,341	—	3,818	34,023
Costs incurred in 2004	(2,615)	—	—	—	(15,323)	(17,938)
Adjustments to previously provided reserves	—	—	—	—	2,224	2,224

Balance December 31, 2004	4,584	21,665	1,341	—	7,515	35,105
Accrual related to 2005 acquisitions	—	—	—	2,793	21,553	24,346
Costs incurred in 2005	(3,190)	(15,475)	(572)	(2,705)	(5,116)	(27,058)
Adjustments to previously provided reserves	(1,154)	(1,516)	(81)	—	(1,754)	(4,505)

Balance December 31, 2005	$240	$4,674	$688	$88	$22,198	$27,888

Facility Closure and Restructuring Costs:

Balance December 31, 2002	$—	$—	$—	$—	$34,909	$34,909
Accrual related to 2003 acquisitions	—	—	—	—	5,676	5,676
Costs incurred in 2003	—	—	—	—	(20,013)	(20,013)
Adjustments to previously provided reserves	—	—	—	—	(695)	(695)

Balance December 31, 2003	—	—	—	—	19,877	19,877
Accrual related to 2004 acquisitions	2,231	16,211	—	—	3,912	22,354
Costs incurred in 2004	(134)	—	—	—	(10,875)	(11,009)
Adjustments to previously provided reserves	—	—	—	—	2,386	2,386

Balance December 31, 2004	2,097	16,211	—	—	15,300	33,608
Accrual related to 2005 acquisitions	—	—	—	659	13,682	14,341
Costs incurred in 2005	(2,097)	(5,333)	(137)	(598)	(9,799)	(17,964)
Adjustments to previously provided reserves	—	(4,041)	430	—	(3,796)	(7,407)

Balance December 31, 2005	$—	$6,837	$293	$61	$15,387	$22,578

In 2003, the adjustments to previously provided reserves relate primarily to the Company’s Thomson acquisition. These reductions related to reserves that were not necessary and reserves associated with facilities that were not closed due to unexpected delays in commencing certain planned integration activities. In 2004, the adjustments to previously provided reserves established severance and facility closure reserves for acquisitions which occurred in late 2003 and for which plans for integrating the businesses were not finalized until 2004. The 2005 adjustments to previously provided reserves for KaVo reflect finalization of the restructuring plans for this business and include costs and headcount reductions associated with the planned sale of certain operations in lieu of closure. All adjustments to the previously provided reserves resulted in adjustments to Goodwill in accordance with EITF 95-3. Involuntary employee termination benefits are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are reflected in other accrued expenses (See Note 6).

(3) INVENTORY:

The major classes of inventory are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Finished goods	$314,772	$281,325
Work in process	178,630	138,261
Raw material	331,861	284,410

	$825,263	$703,996

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $9.4 million and $4.6 million higher at December 31, 2005 and 2004, respectively.

(4) PROPERTY, PLANT AND EQUIPMENT:

The major classes of property, plant and equipment are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Land and improvements	$66,672	$55,714
Buildings	474,363	451,683
Machinery and equipment	1,337,916	1,260,605

	1,878,951	1,768,002
Less accumulated depreciation	(1,130,779)	(1,015,036)

	$748,172	$752,966

(5) GOODWILL:

As discussed in Note 2, goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. Danaher has nine reporting units closely aligned with the Company’s strategic lines of business and specialty niche businesses. They are as follows: tools, motion, electronic test, power quality, environmental, aerospace and defense, sensors and controls, product identification and medical technologies. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The Company’s annual impairment test was performed in the fourth quarters of 2005, 2004 and 2003 and no impairment requiring adjustment was identified. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2003, 2004, and 2005 ($ in millions).

Balance January 1, 2003	$2,777
Attributable to 2003 acquisitions	254
Adjustments due to finalization of purchase price allocations	(22)
Effect of foreign currency translation	55

Balance December 31, 2003	3,064
Attributable to 2004 acquisitions	826
Adjustments due to finalization of purchase price allocations	(2)
Attributable to 2004 disposition	(18)
Effect of foreign currency translation	100

Balance December 31, 2004	3,970
Attributable to 2005 acquisitions	650
Adjustments due to finalization of purchase price allocations	(1)
Attributable to 2005 disposition	(5)
Effect of foreign currency translation	(139)

Balance December 31, 2005	$4,475

The carrying amount of goodwill changed by approximately $505 million in 2005. The components of the change were $650 million of additional goodwill associated with business combinations completed in the year ended December 31, 2005, a net decrease of $1 million in adjustments related to finalization of purchase price allocations associated with prior year acquisitions, a decrease of $5 million due to the disposition of a small business in 2005 and foreign currency translation adjustments of $139 million. The carrying value of goodwill at December 31, 2005 for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment was approximately $194 million, $2,308 million and $1,973 million, respectively.

The carrying amount of goodwill changed by approximately $906 million in 2004. The components of the change were $826 million of additional goodwill associated with business combinations completed in the year ended December 31, 2004, a net decrease of $2 million in adjustments related to finalization of purchase price allocations associated with prior year acquisitions, a decrease of $18 million due to the disposition of a small business in 2004 and foreign currency translation adjustments of $100 million. The carrying value of goodwill at December 31, 2004 for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment was approximately $194 million, $1,848 million and $1,928 million, respectively.

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

(6) ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities include the following (in thousands):

	December 31, 2005		December 31, 2004
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$352,681	$378,305	$342,969	$186,523
Claims, including self-insurance and litigation	83,025	71,773	64,281	71,821
Postretirement benefits	9,000	97,600	8,000	100,900
Environmental and regulatory compliance	45,016	76,230	44,915	80,963
Taxes, income and other	412,075	297,618	323,257	277,652
Sales and product allowances	135,789	—	100,991	—
Warranty	79,487	13,650	65,105	15,001
Other, individually less than 5% of overall balance	184,708	21,226	215,939	13,530

	$1,301,781	$956,402	$1,165,457	$746,390

Approximately $136.2 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2005. The increase in non-current compensation and benefit accruals primarily relates to pension obligations assumed for acquired businesses in 2005, primarily Leica Microsystems (refer to Note 8 for additional information). Refer to Note 12 for further discussion of the Company’s income tax obligations.

(7) FINANCING:

Financing consists of the following (in thousands):

	December 31, 2005	December 31, 2004
Notes payable due 2008	$250,000	$250,000
Notes payable due 2005	—	406,800
Zero-coupon convertible senior notes due 2021	580,375	566,834
Other	211,347	126,664

	1,041,722	1,350,298
Less – currently payable	183,951	424,763

	$857,771	$925,535

The Notes due 2008 were issued in October 1998 at an interest cost of 6.1%. The fair value of the 2008 Notes, after taking into account the interest rate swaps discussed below, is approximately $254.3 million at December 31, 2005. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes is the six-month LIBOR rate plus approximately 0.425%. Rates are reset twice per year. At December 31, 2005, the net interest rate on $100 million of the Notes was 4.77% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

The Notes due 2005 (the Eurobond Notes), with a stated amount of €300 million were issued in July 2000 and bore interest at 6.25% per annum. In July 2005, the company repaid these notes in the amount of $362 million as required upon maturity.

In March 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were approximately $505 million. The LYONs carry a yield to maturity of 2.375%. Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2005, the accreted value of the outstanding LYONs was approximately $48 per share which was lower, at that date, than the traded market value of the underlying common stock issueable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash. The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The Company has not and is not currently required to pay contingent interest under this agreement. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity. The fair value of the LYONs notes is approximately $681 million at December 31, 2005.

The Company had borrowings under uncommitted lines of credit totaling $177 million as of December 31, 2005 which are included in other borrowings in the above table. These borrowings are principally short-term borrowings payable upon demand and bear interest at floating rates tied to the Euribor and U.S. Libor rates (weighted average rate of 3.40% at December 31, 2005). There were no outstanding amounts under uncommitted lines of credit at December 31, 2004.

The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus 0.21% to 0.70%, depending on the Company’s debt rating. The credit facilities, each $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings under bank facilities during the three years ended December 31, 2005. The Company is charged a fee of 0.065% to 0.175% per annum for the facility, depending on the Company’s current debt rating. Commitment and facility fees of $841,000, $828,000 and $613,000 were incurred in 2005, 2004 and 2003, respectively.

The Company has complied with all debt covenants, including limitations on secured debt and debt levels. None of the Company’s debt instruments contain trigger clauses requiring the Company to repurchase or pay off its debt if rating agencies downgrade the Company’s debt rating.

The minimum principal payments during the next five years are as follows: 2006 - $184.0 million; 2007 - $4.7 million; 2008 - $253.2 million; 2009 - $3.5 million, 2010 - $8.9 million and $587.4 million thereafter.

The Company made interest payments of $42.6 million, $46.2 million and $47.4 million in 2005, 2004 and 2003, respectively.

(8) PENSION BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its domestic employees. Benefit accruals under most of these plans have ceased. It is the Company’s policy to fund, at a minimum, amounts required by the Internal Revenue Service.

In January and May 2004, the Company acquired Radiometer S/A and Kaltenbach & Voigt GmbH, respectively, including each of their pension plans. The Company acquired Leica Microsystems in August 2005, including its pension plans.

The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using a measurement date of September 30 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2005	2004	2005	2004
Change in pension benefit obligation
Benefit obligation at beginning of year	$573.0	$564.2	$96.4	$71.5
Service cost	2.1	1.8	4.2	2.0
Interest cost	31.8	32.4	8.6	5.0
Actuarial loss	6.6	6.9	20.3	6.6
Acquisition (transfer or divestiture)	58.0	—	351.6	11.3
Benefits paid	(41.7)	(32.3)	(3.6)	(5.4)
Foreign exchange rate impact	—	—	(30.5)	5.4

Benefit obligation at end of year	629.8	573.0	447.0	96.4

Change in plan assets
Fair value of plan assets at beginning of year	474.9	449.3	48.4	39.4
Actual return on plan assets	36.1	47.3	14.0	3.9
Employer contribution	0.8	10.6	4.2	7.5
Acquisition (transfer or divestiture)	39.7	—	189.0	—
Benefits paid	(41.8)	(32.3)	(3.6)	(5.4)
Foreign exchange rate impact	—	—	(16.4)	3.0

Fair value of plan assets at end of year	509.7	474.9	235.6	48.4
Funded status	(120.1)	(98.1)	(211.4)	(48.0)
Accrued contribution	10.8	—	3.6	—
Unrecognized loss	190.1	193.7	21.8	(1.5)

Prepaid (accrued) benefit cost	$80.8	$95.6	$(186.0)	$(49.5)

Weighted average assumptions used to determine benefit obligations measured at September 30:

	U. S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	4.05%	5.50%
Rate of compensation increase	4.00%	4.00%	3.00%	2.90%

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2005	2004	2005	2004
Components of net periodic pension cost ($ in millions)
Service cost	$2.1	$1.8	$4.2	$2.0
Interest cost	31.8	32.4	8.6	5.0
Expected return on plan assets	(37.8)	(40.7)	(5.0)	(3.3)
Amortization of transition obligation	—	(0.1)	—	—
Amortization of (gain) loss	12.0	10.9	(0.1)	—

Net periodic pension cost	$8.1	$4.3	$7.7	$3.7

Weighted average assumptions used to determine net periodic pension cost measured at September 30:

	U. S. Pension		Non-U.S. Pension Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	4.78%	5.50%
Expected long-term return on plan assets	8.00%	8.50%	6.12%	6.90%
Rate of compensation increase	4.00%	4.00%	2.66%	2.90%

Selection of Expected Rate of Return on Assets

For 2005, 2004, and 2003, the Company used an expected long-term rate of return assumption of 8.0%, 8.5% and 8.5%, respectively, for the Company’s U.S. defined benefit pension plan. The Company intends on using an expected long-term rate of return assumption of 8.0% for 2006 for its U.S. plan. The expected long-term rate of return assumption for the non-U.S. plans was determined on a plan-by-plan basis based on the composition of assets and ranged from 3.0% to 7.5% in 2005.

Investment Policy

The US plan’s goal is to maintain between 60% to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities determined by the administrator of each plan.

Asset Information

% of measurement date assets by asset categories

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2005	2004	2005	2004
Equity securities	71%	70%	29%	20%
Debt securities	26%	27%	48%	45%
Cash & Other	3%	3%	23%	35%

Total	100%	100%	100%	100%

Expected Contributions

The Company made no contributions to the U.S. plans in 2004. While not statutorily required to make contributions to the plan for 2005, the Company contributed $10 million to the U.S. plan in December 2005. The Company anticipates there will be no statutory funding requirements for the U.S. defined benefit plan in 2006 and plans to make approximately $15 million in contributions to the non-U.S. plans in 2006.

Other Matters

The Company recorded a curtailment gain in 2003 as a result of freezing substantially all of the ongoing contributions to its Cash Balance Pension Plan effective December 31, 2003. The gain totaled $22.5 million ($14.6 million after tax, or $0.05 per share) and represented the unrecognized benefits associated with prior plan amendments that were being amortized into income over the remaining service period of participating associates prior to freezing the plan. The Company will continue recording pension expense related to this plan, representing interest costs on the accumulated benefit obligation and amortization of actuarial losses.

Due to declines in the equity markets in 2001 and 2002, the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the U.S. plan. In addition, certain non-U.S. plans are not fully funded. As a result, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company has recorded a minimum pension liability of $175.5 million ($116.0 million net of tax benefits) cumulatively through December 31, 2005. The minimum pension liability is calculated as the difference between the actuarially determined accumulated benefit obligation and the value of the plan assets as of September 30, 2005. This adjustment results in a direct reduction of stockholders’ equity and does not immediately impact net earnings, but is included in other comprehensive income.

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

Pension expense for all plans, including the $22.5 million gain on curtailment in 2003, amounted to $66.4 million, $63.0 million, and $22.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(9) OTHER POST RETIREMENT EMPLOYEE BENEFIT PLANS:

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using a measurement date of September 30 ($ in millions):

	Post Retirement Medical Benefits
	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$123.8	$159.8
Service cost	0.7	2.5
Interest cost	6.3	9.4
Amendments and other	(10.3)	(38.9)
Actuarial loss (gain)	(6.5)	9.0
Acquisition (transfer or divestiture)	0.6	(7.1)
Retiree contributions	2.4	3.1
Benefits paid	(11.6)	(14.0)

Benefit obligation at end of year	105.4	123.8

Change in plan assets
Fair value of plan assets at beginning and end of year	—	—

Funded status	(105.4)	(123.8)
Accrued contribution	1.7	2.7
Unrecognized loss	46.0	55.5
Unrecognized prior service credit	(48.9)	(43.3)

Accrued benefit cost	(106.6)	$(108.9)

Weighted average assumptions used to determine benefit obligations measured at September 30:

	2005	2004
Discount rate	5.50%	5.75%
Medical trend rate – initial	10.00%	11.00%
Medical trend rate – grading period	5 years	6 years
Medical trend rate – ultimate	5.00%	5.00%

The medical trend rate used to determine the post retirement benefit obligation was 10.00% for 2005. The rate decreases gradually to an ultimate rate of 5.00% in 2010, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions)

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.6	$(0.5)
Effect on post retirement medical benefit obligation	$7.2	$(6.4)

	Post Retirement Medical Benefits
	2005	2004
Components of net periodic benefit cost ($ in millions)
Service cost	$0.7	$2.5
Interest cost	6.3	9.4
Amortization of loss	3.0	3.3
Amortization of prior service credit	(4.7)	(1.0)

Net periodic benefit cost	$5.3	$14.2

Weighted average assumptions used to determine net periodic benefit cost measured at September 30:

	2005	2004
Discount rate	5.75%	6.00%
Medical trend rate – initial	11.0%	11.00%
Medical trend rate – grading period	6 years	6 years
Medical trend rate – ultimate	5.00%	5.00%

Other Matters

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 was effective for the Company’s third quarter of 2004 and was reflected for all of 2005. Detailed final regulations necessary to implement the Act were issued in 2005, including those that specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy based on an actuarial analysis prepared in 2005. The Company has confirmed that certain benefit options within its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. As a result, the accrued post-retirement benefit obligation reflects a reduction of approximately $7.6 million at December 31, 2005 and the annual net periodic benefit cost for the year ended December 31, 2005 was reduced by approximately $1.5 million.

During 2005, the Company amended the retiree medical plan for certain current and future retirees effective January 1, 2006. The result was a $10.3 million reduction in the accrued post retirement benefit obligation, and has been reflected in the Amendments and other line of the Change in Benefit Obligations.

(10) LEASES AND COMMITMENTS:

The Company’s leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $59 million in 2006, $56 million in 2007, $45 million in 2008, $46 million in 2009, $22 million in 2010 and $58 million thereafter. Total rent expense charged to income for all operating leases was $68 million, $62 million and $56 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The following is a roll forward of the Company’s warranty accrual for the years ended December 31, 2005 and 2004 ($ in 000’s):

Balance December 31, 2003	$70,465
Accruals for warranties issued during period	56,712
Changes in estimates related to pre-existing warranties	3,395
Settlements made	(65,382)
Additions due to acquisitions	14,916

Balance December 31, 2004	80,106
Accruals for warranties issued during period	86,519
Changes in estimates related to pre-existing warranties	—
Settlements made	(84,808)
Additions due to acquisitions	11,320

Balance December 31, 2005	$93,137

(11) LITIGATION AND CONTINGENCIES:

In June 2004, a federal jury in the United States District Court for the District of Connecticut returned a liability finding against Raytek Corporation, a subsidiary of the Company, in a patent infringement action relating to sighting technology for infrared thermometers, finding that the subsidiary willfully infringed two patents and awarding the plaintiff, Omega Engineering Inc., approximately $8 million in damages. In October 2004, the judge entered an order trebling the awarded damages and requiring the subsidiary to pay plaintiff’s legal fees. After appealing the finding to the Court of Appeals for the Federal Circuit, in November 2005 Raytek settled the case with Omega for an amount less than the judgment and which the Company believes is not material to its financial position. Pursuant to the settlement the parties agreed to dismiss the case with prejudice and to a release of claims related to the litigation. The purchase agreement pursuant to which the Company acquired the subsidiary in 2002 provides indemnification for the Company with respect to these matters and the Company is pursuing recovery under the agreement.

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001 and subsequently removed to the United States District Court for the Western District of Tennessee alleging breach of contract, misappropriation of trade secrets, breach of fiduciary duty, unjust enrichment and conversion. Plaintiff engaged Accu-Sort to develop a scanning and dimensioning system, and alleged that prior to becoming a subsidiary of the Company Accu-Sort breached its contractual obligations to, and misappropriated trade secrets of, plaintiff by developing dimensioning and scanning/dimensioning products for other customers. Subsequent to December 31, 2005, this matter was settled. See Note 18 for further information.

In addition, the Company is, from time to time, subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, allegations of patent and trademark infringement and trade secret misappropriation, and litigation and administrative proceedings involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive as well as compensatory damages. While the Company maintains workers compensation, property, cargo, auto, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that it believes covers a portion of these claims, this insurance may be insufficient or unavailable to protect the Company against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of existing litigation matters will not have a materially adverse effect on the Company’s cash flows or financial condition, even before taking into account any related insurance or indemnification recoveries.

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

In addition to environmental compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. In particular, Joslyn Manufacturing Company (“JMC”), a subsidiary of the Company acquired in September 1995 and the assets of which were divested in November 2004, previously operated wood treating facilities that chemically preserved utility poles, pilings, railroad ties and wood flooring blocks. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. All such treating operations were discontinued or sold prior to 1982. While preservatives were handled in accordance with then existing law, environmental law now imposes retroactive liability, in some circumstances, on persons who owned or operated wood-treating sites. JMC is remediating some of its former sites and expects to remediate other sites in the future. In connection with the divestiture of the assets of JMC, JMC retained the environmental liabilities described above and agreed to indemnify the buyer of the assets with respect to certain environmental-related liabilities. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential remediation liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. In view of the Company’s financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its financial condition or cash flow.

The Company’s Matco subsidiary had sold, with recourse, or provided credit enhancements for certain of its accounts receivable and notes receivable. Amounts outstanding under this program approximated $29 million as of December 31, 2004. No amounts were outstanding as of December 31, 2005.

As of December 31, 2005, the Company had no known probable but inestimable exposures that are expected to have a material effect on the Company’s financial position and results of operations.

(12) INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2005	2004	2003
Current:
Federal U.S.	$96,918	$18,900	$—
Other than U.S.	124,160	106,945	64,652
State and local	12,654	9,816	15,186
Deferred:
Federal U.S.	87,561	179,677	163,944
Other than U.S.	9,903	(9,605)	13,605
State and Local	5,446	5,984	2,814

Income tax provision	$336,642	$311,717	$260,201

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying balance sheets. Deferred income taxes consist of the following (in thousands):

	2005	2004
Bad debt allowance	$10,208	$10,923
Inventories	63,727	55,637
Property, plant and equipment	(49,220)	(48,573)
Pension and postretirement benefits	56,969	17,885
Insurance, including self - insurance	(29,660)	(25,120)
Basis difference in LYONs Notes	(64,981)	(48,756)
Goodwill and other intangibles	(299,328)	(251,163)
Environmental and regulatory compliance	29,941	29,402
Other accruals and prepayments	100,217	80,579
Deferred service income	(145,657)	(131,156)
Tax credit and loss carryforwards	83,554	85,953
All other accounts	(15,448)	(8,840)

Net deferred tax liability	$(259,678)	$(233,229)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-tax Earnings
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Basis difference on sale of business	0.1	0.6	—
State income taxes (net of Federal income tax benefit)	1.0	1.0	1.5
Taxes on foreign earnings	(8.3)	(6.6)	(3.0)
Research and experimentation credits and other	(0.5)	(0.5)	(0.9)

Effective income tax rate	27.3%	29.5%	32.6%

The Company made income tax payments of $168.3 million, $126.9 million, and $93.7 million in 2005, 2004, and 2003, respectively. The Company recognized a tax benefit of approximately $15.2 million, $16.5 million, and $27.5 million in 2005, 2004 and 2003, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital. During 2003, the Company made U.S. Federal payments of $65 million, related to reviews of prior years’ tax return filings, which are included in the total tax payments for 2003.

Included in deferred income taxes as of December 31, 2005 are tax benefits for U.S. and non-U.S. net operating loss carryforwards primarily associated with acquired businesses totaling approximately $30 million (net of applicable valuation allowances of approximately $103 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates through 2025. The recognition of any future benefit resulting from the reduction of the valuation allowance will reduce goodwill of the acquired business. In addition, the Company also had general business and foreign tax credit carryforwards of approximately $53 million (net of applicable valuation allowances of approximately $48 million) at December 31, 2005.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2005, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $2.1 billion. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

The Company’s legal and tax structure reflects both the number of acquisitions and dispositions that have occurred over the years as well as the multi-jurisdictional nature of the Company’s businesses. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in “Taxes, income and other” in accrued expenses as detailed in Note 6 in the accompanying financial statements.

(13) EARNINGS PER SHARE (EPS):

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

For the Year Ended December 31, 2005: (in thousands, except per share amounts)	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$897,800	308,905	$2.91
Adjustment for interest on convertible debentures	8,802	—
Incremental shares from assumed exercise of dilutive options	—	7,040
Incremental shares from assumed conversion of the convertible debenture	—	12,038

Diluted EPS	$906,602	327,983	$2.76

For the Year Ended December 31, 2004: (in thousands, except per share amounts)
Basic EPS	$746,000	308,964	$2.41
Adjustment for interest on convertible debentures	8,598	—
Incremental shares from assumed exercise of dilutive options	—	6,699
Incremental shares from assumed conversion of the convertible debenture	—	12,038

Diluted EPS	$754,598	327,701	$2.30

For the Year Ended December 31, 2003:
Basic EPS	$536,834	306,792	$1.75
Adjustment for interest on convertible debentures	8,412	—
Incremental shares from assumed exercise of dilutive options	—	4,286
Incremental shares from assumed conversion of the convertible debenture	—	12,062

Diluted EPS	$545,246	323,140	$1.69

(14) STOCK TRANSACTIONS:

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes.

During 2005, the Company repurchased 5 million shares of Company common stock in open market transactions at an aggregate cost of $257.7 million. The repurchases were funded from available cash and from borrowings under uncommitted lines of credit. At December 31, 2005, the Company had approximately 5 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or existing lines of credit.

On April 22, 2004, the company’s Board of Directors declared a two-for-one split of its common stock. The split was effected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this split.

Changes in stock options outstanding under the Amended and Restated Danaher Corporation 1998 Stock Option Plan were as follows:

(in thousands, except per share data)	Number of Shares Under Option
Outstanding at December 31, 2002 (average $22.55 per share)	18,800
Granted (average $35.82 per share)	6,462
Exercised (average $15.39 per share)	(2,120)
Cancelled (average $23.25 per share)	(1,392)

Outstanding at December 31, 2003 (average $27.14 per share)	21,750
Granted (average $ 48.85 per share)	3,702
Exercised (average $ 21.10 per share)	(1,487)
Cancelled (average $ 32.42 per share)	(456)

Outstanding at December 31, 2004 (average $30.80 per share)	23,509
Granted (average $ 56.66 per share)	3,078
Exercised (average $ 23.55 per share)	(1,601)
Cancelled (average $ 39.00 per share)	(1,594)

Outstanding at December 31, 2005 (at $ 10.41 to $ 57.14 per share, average $ 34.14 per share)	23,392

All options under the plan are granted at not less than existing market prices, expire ten years from the date of grant and generally vest ratably over a five-year period. As of December 31, 2005, options with a weighted average remaining life of 6 years covering 11.5 million shares were exercisable at $10.41 to $57.00 per share (average $25.03 per share) and options covering 15.0 million shares remain available to be granted.

Options outstanding at December 31, 2005 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$10.41 to $13.58	1,469	$11.73	1	1,469	$11.73
$14.85 to $20.72	474	16.17	2	461	16.20
$22.69 to $30.64	8,549	24.86	5	7,237	24.25
$31.85 to $41.74	6,824	35.52	7	1,822	34.61
$41.75 to $57.14	6,076	52.46	9	470	50.20

Nonqualified options have been issued only at fair market value exercise prices as of the date of grant during the periods presented herein, and the Company has not recognized compensation costs for options of this type. The weighted-average grant date fair market value of options issued was $20 per share in 2005, $16 per share in 2004, and $13 per share in 2003. The weighted average costs of options granted in 2005 was calculated using the Black-Scholes option pricing model and assuming a 4.3% risk-free interest rate, a 7-year life for the option, a 23% expected volatility and dividends at the current annual rate.

The following table illustrates the pro-forma effect of net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ in thousands, except per share amounts):

	2005	2004	2003
Net earnings– as reported	$897,800	$746,000	$536,834

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,501)	(28,487)	(26,755)

Pro forma net earnings	$868,299	$717,513	$510,079

Earnings per share:
Basic – as reported	$2.91	$2.41	$1.75
Basic – pro forma	$2.81	$2.32	$1.66

Diluted – as reported	$2.76	$2.30	$1.69
Diluted – pro forma	$2.67	$2.22	$1.60

At various dates in 2003, 2004 and 2005, the Company’s Board of Directors granted an aggregate of 1.2 million restricted share units to certain members of management. At December 31, 2005, there were 1.1 million restricted share units outstanding, none of which are vested at December 31, 2005. The Company expensed $7.5 million , $8.1 million and $3.6 million in 2005, 2004 and 2003, respectively, in connection with these awards which were amounts equal to the expected ultimate fair value of the awards on the measurement date recorded ratably over the respective vesting periods.

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

(15) SEGMENT DATA:

The Company reports under three segments: Professional Instrumentation, Industrial Technologies, and Tools & Components.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2005, 2004 and 2003 is presented in the following table (in thousands):

	2005	2004	2003
Total Sales:
Professional Instrumentation	$3,782,109	$2,963,549	$1,939,658
Industrial Technologies	2,908,141	2,619,495	2,157,028
Tools & Components	1,294,454	1,306,257	1,197,190

	$7,984,704	$6,889,301	$5,293,876

Operating Profit:
Professional Instrumentation	$676,994	$554,453	$362,611
Industrial Technologies	426,399	383,073	311,732
Tools & Components	199,289	198,251	173,821
Other	(38,014)	(30,644)	(24,669)
Pension curtailment	—	—	22,500

	$1,264,668	$1,105,133	$845,995

Identifiable Assets:
Professional Instrumentation	$4,997,597	$4,116,244	$1,889,934
Industrial Technologies	3,236,290	3,472,246	3,423,881
Tools & Components	785,833	768,659	786,949
Other	143,389	136,744	789,286

	$9,163,109	$8,493,893	$6,890,050

Liabilities:
Professional Instrumentation	$1,650,175	$1,092,456	$534,359
Industrial Technologies	919,984	854,321	781,048
Tools & Components	240,907	315,406	313,224
Other	1,271,693	1,612,028	1,614,710

	$4,082,759	$3,874,211	$3,243,341

Depreciation and Amortization:
Professional Instrumentation	$92,045	$66,390	$42,093
Industrial Technologies	62,171	60,576	62,529
Tools & Components	22,756	29,162	28,814

	$176,972	$156,128	$133,436

Capital Expenditures, Gross
Professional Instrumentation	$48,480	$46,217	$21,534
Industrial Technologies	49,320	51,104	46,755
Tools & Components	23,406	18,585	12,054

	$121,206	$115,906	$80,343

Operations in Geographical Areas

Year Ended December 31

	2005	2004	2003
Total Sales:
United States	$4,592,990	$4,461,389	$3,635,305
Germany	1,160,637	773,163	398,317
United Kingdom	336,822	250,627	246,959
All other	1,894,255	1,404,122	1,013,295

	$7,984,704	$6,889,301	$5,293,876

Long-lived assets:
United States	$3,618,629	$3,509,695	$3,256,113
Germany	950,397	545,021	201,819
United Kingdom	410,087	256,315	234,824
All other	1,238,977	1,264,172	255,143

	$6,218,090	$5,575,203	$3,947,899

Sales Originating outside the US
Professional Instrumentation	$2,231,444	$1,725,971	$956,251
Industrial Technologies	1,366,826	1,153,626	979,291
Tools & Components	181,224	182,876	131,691

	$3,779,494	$3,062,473	$2,067,233

Sales by Major Product Group:

(in thousands)	2005	2004	2003
Analytical and physical instrumentation	$2,607,963	$2,384,462	$2,023,821
Motion and industrial automation controls	1,372,940	1,239,694	1,098,222
Medical & dental products	1,181,534	672,926	—
Mechanics and related hand tools	892,778	856,183	787,678
Product identification	826,031	655,247	472,888
Aerospace and defense	502,859	431,371	311,921
Power quality and reliability	226,471	284,580	264,708
All other	374,128	364,838	334,638

Total	$7,984,704	$6,889,301	$5,293,876

(16) QUARTERLY DATA-UNAUDITED (In Thousands, Except Per Share Data):

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,825,948	$1,928,627	$1,966,375	$2,263,754
Gross profit	775,184	849,603	847,871	972,357
Operating profit	271,837	321,021	319,682	352,128
Net earnings	188,256	229,020	228,821	251,703
Earnings per share:
Basic	$0.61	$0.74	$0.74	$0.82
Diluted	$0.58	$0.70	$0.70	$0.78

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,543,191	$1,621,245	$1,745,285	$1,979,580
Gross profit	631,261	685,709	739,993	835,702
Operating profit	224,966	272,242	291,921	316,004
Net earnings	145,244	182,233	200,793	217,730
Earnings per share:
Basic	$0.47	$0.59	$0.65	$0.70
Diluted	$0.45	$0.56	$0.62	$0.67

(17) NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 2004, the FASB issued SFAS No. 123(r), “Accounting for Stock-Based Compensation: Statement 123(r) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans (ESPPs). The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year. The Company currently uses the Black-Scholes model to compute the fair value of our stock options in connection with its disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123(r). This interpretation provides the Staff’s views regarding interactions between SFAS No. 123(r) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(r) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(r) in the first quarter of 2006. The Company intends on continuing to use the Black-Scholes valuation methodology and will begin recording an expense for stock compensation beginning in the first quarter of 2006 under the modified prospective method of transition. See note 14 for the pro forma impact of stock compensation on earnings for 2005.

In March 2005, the Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, “Accounting For Asset Retirement Obligations,” and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is being reconsidered by the FASB. As a result, the impact of adoption of the interpretation on our financial position or results of operations cannot be determined at this time.

(18) SUBSEQUENT EVENTS

In January 2006, the Company completed the acquisition of Visual Networks, Inc. for a total purchase price of approximately $75 million in cash, including transaction costs and net of estimated cash acquired. Visual Networks will complement businesses within the electrical test business and had 2004 revenues of approximately $53 million.

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for approximately $86 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company has lapsed its offer for First Technology. The Company is evaluating its options, one of which may be to tender its shares into the other bidder’s offer. If the Company tenders into the other bidder’s offer and such other offer obtains regulatory approval and successfully closes at the current offer price, the Company would record a gain related to this transaction of approximately $13 million, including a break-up fee of approximately $3 million, net of transaction related costs.

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001 and subsequently removed to the United States District Court for the Western District of Tennessee alleging breach of contract, misappropriation of trade secrets, breach of fiduciary duty, unjust enrichment and conversion. Plaintiff engaged Accu-Sort to develop a scanning and dimensioning system, and alleged that prior to becoming a subsidiary of the Company Accu-Sort breached its contractual obligations to, and misappropriated trade secrets of, plaintiff by developing dimensioning and scanning/dimensioning products for other customers. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position. Pursuant to the settlement, the parties agreed to a release of claims related to the litigation and on March 10, 2006 jointly dismissed the litigation with prejudice. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter and the Company will pursue recovery under the agreement. U.S. generally accepted accounting principles require subsequent events such as the settlement of this litigation to be reflected in the prior year results of the Company to the extent they become known before the release of the prior year financial statements. As a result of this subsequent event, the Company has increased previously provided reserves for this matter by $15.5 million ($9.9 million after-tax, or $0.03 per share) through a charge to other expense (income) in 2005.

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

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2005 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Code of Ethics

Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct are available in the “Investors” section of Danaher’s website at www.danaher.com. Stockholders may request a free copy of the Standards of Conduct from:

Danaher Corporation

Attention: Investor Relations

2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, D.C. 20006

Danaher intends to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer of Danaher, in the “Investors” section of Danaher’s website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEMS 10 THROUGH 14.

The information required under Items 10 through 14 is incorporated herein by references to such information included in the Registrant’s Proxy Statement for its 2006 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I hereof.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 74 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Report of Independent Registered Public Accounting Firm on Schedule	78

Valuation and Qualifying Accounts	79

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

DANAHER CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Danaher Corporation, as amended	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 28, 2002

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 9, 2004

4.1	Indenture Agreement dated as of October 28, 1998 by and between Danaher Corporation and The First National Bank of Chicago, as trustee	Incorporated by reference from Exhibit 4 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-63591) filed with the Commission on September 17, 1998.

4.2	Indenture Agreement dated as of January 22, 2001 by and between Danaher Corporation and SunTrust Bank, as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-3 (File No. 333-56406) filed with the Commission on March 1, 2001

10.1	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2004 Proxy Statement on Schedule 14A filed with the Commission on March 29, 2004

10.2	Amendment to Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Appendix A to Danaher Corporation’s 2005 Proxy Statement on Schedule 14A filed with the Commission on March 25, 2005

10.3	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Form 10-K for the year ended December 31, 2004

10.4	Danaher Corporation 1987 Stock Option Plan*	Incorporated by reference from Danaher Corporation’s Registration Statement on Form S-8 (File No. 033-54669) filed with the Commission on July 21, 1994

10.5	Amended and Restated Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Annex A to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.6	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.7	Description of compensation arrangements for certain executive officers*

10.8	Description of incentive compensation program for executive officers*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Form 10-K for the year ended December 31, 2004

10.9	Danaher Corporation 2003 Incentive Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.10	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.11	Employment Agreement dated as of July 18, 2000 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10(i) to Danaher Corporation’s Form 10-K for the year ended December 31, 2000

10.12	Amendment to Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of November 19, 2001*	Incorporated by reference from Exhibit 10(k) to Danaher Corporation’s Form 10-K for the year ended December 31, 2001

10.13	Letter agreement as of May 4, 2000 by and between Danaher and Philip W. Knisely*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.14	Letter agreement as of March 8, 1996 by and between Danaher and Steven Simms*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.15	Retirement Agreement dated November 15, 2004 by and between Danaher Corporation and Patrick W. Allender*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 16, 2004

10.16	Danaher Corporation Compensation Committee Resolution Regarding Early Retirement Treatment for Patrick W. Allender*	Incorporated by reference from Exhibit 99.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 16, 2004

10.17	Form of Noncompetition Agreement for Executive Officers (including schedule of parties)*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Form 10-Q for the quarter ended July 2, 2004

10.18	Description of Danaher Corporation compensation arrangements for non-management directors*

10.19	Credit Agreement dated as of June 28, 2001 by and between Danaher Corporation and Bank of America	Incorporated by reference from Exhibit 6.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 29, 2001

10.20	Credit Agreement dated as of July 23, 2003 by and among Danaher Corporation, Bank of America, N.A. and the other lenders named therein.	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.21	Supply Agreement dated as of March 31, 2003 by and among Sears, Roebuck and Co., Easco Hand Tools, Inc., et al. (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended June 27, 2003

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Date: March 15, 2006

/s/ H. LAWRENCE CULP, JR.	President, Chief Executive Officer and Director
H. Lawrence Culp, Jr.

/s/ STEVEN M. RALES	Chairman of the Board
Steven M. Rales

/s/ MITCHELL P. RALES	Chairman of the Executive Committee
Mitchell P. Rales

/s/ WALTER G. LOHR, JR.	Director
Walter G. Lohr, Jr.

/s/ DONALD J. EHRLICH	Director
Donald J. Ehrlich

/s/ MORTIMER M. CAPLIN	Director
Mortimer M. Caplin

/s/ JOHN T. SCHWIETERS	Director
John T. Schwieters

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ A. EMMET STEPHENSON, JR.	Director
A. Emmet Stephenson, Jr.

/s/ LINDA P. HEFNER	Director
Linda P. Hefner

/s/ DANIEL L. COMAS	Executive Vice President and Chief Financial Officer
Daniel L. Comas

/s/ ROBERT S. LUTZ	Vice President and Chief Accounting Officer
Robert S. Lutz

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 22, 2006, except for Note 18, as to which the date is March 14, 2006 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Baltimore, Maryland

February 22, 2006

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period
			(in thousands)
Year Ended December 31, 2005
Allowances deducted from asset account:
Allowance for doubtful accounts:	$78,423	$20,530	$12,514	(a)	$20,352	$91,115

Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$64,341	$17,931	$10,951	(a)	$14,800	$78,423

Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$63,635	$17,395	$3,825	(a)	$20,514	$64,341

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.