Form 10-Q
period 2006-03-31
DANAHER CORP /DE/
filed 2006-04-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

The number of shares of common stock outstanding at April 14, 2006 was approximately 306.4 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	March 31, 2006 (unaudited)	December 31, 2005 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$260,823	$315,551
Trade accounts receivable, net	1,388,559	1,407,858
Inventories:
Finished goods	345,319	314,772
Work in process	188,292	178,630
Raw material and supplies	352,970	331,861

Total inventories	886,581	825,263
Prepaid expenses and other current assets	465,162	396,347

Total current assets	3,001,125	2,945,019

Property, plant and equipment, net of accumulated depreciation of $1,179,593 and $ 1,130,779, respectively	753,140	748,172
Other assets	156,502	160,780
Goodwill	4,561,312	4,474,991
Other intangible assets, net	882,099	834,147

Total assets	$9,354,178	$9,163,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$6,588	$183,951
Trade accounts payable	807,254	782,854
Accrued expenses	1,341,365	1,301,781

Total current liabilities	2,155,207	2,268,586

Other liabilities	960,689	956,402
Long-term debt	863,951	857,771
Stockholders’ equity:
Common stock - $0.01 par value	3,394	3,385
Additional paid-in capital	904,020	861,875
Accumulated other comprehensive income (loss)	(67,048)	(109,279)
Retained earnings	4,533,965	4,324,369

Total stockholders’ equity	5,374,331	5,080,350

Total liabilities and stockholders’ equity	$9,354,178	$9,163,109

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2006	April 1, 2005
Sales	$2,143,661	$1,825,948
Operating costs and expenses:
Cost of sales	1,226,972	1,050,764
Selling, general and administrative expenses	619,618	508,682
Other expense (income), net	—	(5,335)

Total operating expenses	1,846,590	1,554,111

Operating profit	297,071	271,837
Interest expense	(9,794)	(13,488)
Interest income	1,836	1,315

Earnings before income taxes	289,113	259,664
Income taxes	73,394	71,408

Net earnings	$215,719	$188,256

Earnings Per Share:
Basic	$0.70	$0.61

Diluted	$0.67	$0.58

Average common stock and common equivalent shares outstanding:
Basic	306,838	309,880
Diluted	324,045	329,390

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance December 31, 2005	338,547	$3,385	$861,875	$4,324,369	$(109,279)

Net income	—	—	—	215,719	—	$215,719
Dividends declared	—	—	—	(6,123)	—
Common stock issued for options exercised and restricted stock grants	814	9	42,145	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	33,411	33,411
Change in fair market value of marketable securities, net of tax	—	—	—	—	8,820	8,820

Balance, March 31, 2006	339,361	$3,394	$904,020	$4,533,965	$(67,048)	$257,950

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three Months Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net earnings from operations	$215,719	$188,256

Noncash items:
Depreciation and amortization	46,369	45,735
Stock compensation expense	13,701	2,052
Change in trade accounts receivable, net	42,883	70,401
Change in inventories	(46,891)	(32,141)
Change in accounts payable	15,304	32,642
Change in prepaid expenses and other assets	35,892	20,821
Change in accrued expenses and other liabilities	14,245	(15,775)

Total operating cash flows	337,222	311,991

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(27,582)	(25,951)
Proceeds from disposals of property, plant and equipment	651	6,376
Cash paid for acquisitions	(128,120)	(213,876)
Cash paid for investment in acquisition target	(84,102)	—

Net cash used in investing activities	(239,153)	(233,451)

Cash flows from financing activities:
Proceeds from issuance of common stock	28,454	13,083
Payment of dividends	(6,123)	(4,639)
Proceeds from debt borrowings	119,558	—
Debt repayments	(296,180)	(8,871)

Net cash used in financing activities	(154,291)	(427)

Effect of exchange rate changes on cash and equivalents	1,494	(14,156)

Net change in cash and equivalents	(54,728)	63,957
Beginning balance of cash and equivalents	315,551	609,115

Ending balance of cash and equivalents	$260,823	$673,072

Supplemental disclosures:
Cash interest payments	$1,923	$2,084
Cash income tax payments (refunds)	$(2,779)	$27,476

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2006 and December 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2006 and April 1, 2005.

Total comprehensive income was $258.0 million and $108.8 million for the first quarters of 2006 and 2005, respectively. Total comprehensive income for 2006 includes the unrealized gain on the Company’s investment in marketable equity securities of a business (see Note 3) and the change in cumulative foreign translation adjustment. For 2005, total comprehensive income only includes the change in cumulative foreign transaction adjustment.

NOTE 2. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan. The stock options generally vest over a five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the NYSE of the common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and generally vest over terms determined by the Compensation Committee of the Board of Directors. The RSUs generally vest only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement before age 65, death or disability, unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of vested options and RSUs, the Company generally issues new shares from its authorized but unissued share pool. At March 31, 2006, approximately 15 million shares of the Company’s registered common stock were reserved for issuance under this plan. Stock based compensation for the three months ended March 31, 2006 of $13.7 million has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options and RSUs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2006 based on its historical experience.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the

Company was required to record expense over the vesting period for the value of RSUs granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the three months ended April 1, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes). The following summarizes the assumptions used in the 2006 Black Scholes model:

Risk-free interest rate	4.56-4.8%
Weighted average volatility	22%
Dividend yield	0.1%
Expected years until exercise	7.5-9.5

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company generally uses the midpoint of the vesting period and the life of the grant to estimate option exercise timing within the valuation model. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

As a result of adopting SFAS 123R, the impact to the Consolidated Condensed Financial Statements for Net Earnings for the three months ended March 31, 2006 were $ 8.0 million (net of $3.3 million tax benefit) lower, respectively, than if the Company had continued to account for stock – based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.03 per share. Pro forma net income as if the fair value based method had been applied to all awards is as follows:

(In thousands, except for per share amounts)

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Net income as reported	$215,719	$188,256
Add: Stock-based compensation programs recorded as expense, net of tax	9,570	1,334
Deduct: Total stock-based employee compensation expense, net of tax	(9,570)	(7,247)

Pro forma net income	$215,719	$182,343

Earnings per share:
Basic - as reported	$0.70	$0.61
Basic - pro forma	$0.70	$0.59
Diluted - as reported	$0.67	$0.58
Diluted - pro forma	$0.67	$0.56

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Restricted Stock Units:
Pre-tax compensation expense	$2,380	$2,052

Tax benefit	(833)	(718)

Restricted stock expense, net of tax	$1,547	$1,334

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Stock Options:
Pre-tax compensation expense	$11,321	$—
Tax benefit	(3,298)	—

Stock option expense, net of tax	$8,023	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$13,701	$2,052
Tax benefit	(4,131)	(718)

Total share-based compensation expense, net of tax	$9,570	$1,334

As of March 31, 2006, $61 million and $148 million of total unrecognized compensation cost related to restricted stock units and stock options, respectively, is expected to be recognized over a weighted average period of approximately 3 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s stock option plan as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	23,392	$34.14
Granted	1,454	61.59
Exercised	(744)	20.68
Forfeited	(105)	41.83

Outstanding at March 31, 2006	23,997	$36.11	6	$655,686

Vested and Expected to Vest at March 31, 2006	22,574	$35.25	6	$638,716

Exercisable at March 31, 2006	11,023	$25.69	4	$417,276

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value ( the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and April 1, 2005 was $27.6 million and $9.4 million, respectively. Exercise of options during the first quarter of 2006 and 2005 resulted in cash receipts of $15.4 million and $7.6 million, respectively. The Company recognized a tax benefit of approximately $10.0 million in the quarter ended March 31, 2006 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of March 31, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested at start of quarter	1,091	$49.94
Forfeited	(20)	52.60
Vested	—	—
Granted	429	61.63

Unvested at end of quarter	1,500	$53.25

NOTE 3. ACQUISITIONS AND DIVESTITURES

The Company completed four business acquisitions during the three months ended March 31, 2006. In addition, the Company acquired thirteen businesses during the year ended December 31, 2005. These acquisitions were selected because of their strategic fit with an existing Company business or because they were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2006 and 2005 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the three months ended March 31, 2006.

The following briefly describes the Company’s acquisition activity for the three months ended March 31, 2006. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2005, reference is made to Note 2 to the Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

In the first quarter of 2006 the Company acquired four companies and product lines for total consideration of approximately $128 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, critical care diagnostics, water quality, and sensors and controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The Company recorded an aggregate of $83 million of goodwill related to there acquired businesses. The aggregated annual sales of these four acquired businesses at the date of their respective acquisitions was approximately $70 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended March 31, 2006 ($ in 000’s):

Accounts receivable	$10,297
Inventory	6,195
Property, plant and equipment	3,407
Goodwill	82,658
Other intangible assets, primarily trade names, customer relationships and Patents	46,799
Accounts payable	(1,904)
Other assets and liabilities, net	(19,332)

Net cash consideration	$128,120

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended March 31, 2006 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. While not expected to be significant, the Company will also adjust the purchase price allocations of other acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in 000’s omitted except per share amounts):

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Sales	$2,149,414	$2,052,879
Net earnings	211,858	195,975
Diluted earnings per share	$0.66	$0.60

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. - based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for approximately $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company allowed its offer for First Technology to lapse. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to an approximately $3 million break-up fee paid by First Technology to the Company. As the Company’s intention at the date the shares were acquired was to hold the securities for investment, the Company classified the shares as available for sale in accordance with SFAS No. 115 and has recorded the resulting increase in fair market value as a component of Other Comprehensive Income as of March 31, 2006. In the second fiscal quarter of 2006, the Company will record a pre-tax gain of approximately $14 million ($8.8 million after-tax, or approximately $0.03 per diluted share) for the sale of these securities including the related break-up fee, net of related transaction costs.

On April 12, 2006, the Company and Sybron Dental Specialties Inc. entered into a definitive agreement pursuant to which the Company is to make a cash tender offer to acquire all of the outstanding shares of Sybron Dental for $47.00 per share, for an aggregate price of approximately $2.0 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. In addition, the Company expects to assume approximately $200 million of debt in connection with the acquisition. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer, regulatory approvals and the absence of a material adverse change with respect to Sybron Dental. Danaher anticipates completing the offer in the second quarter of 2006. Sybron Dental is a leading manufacturer of a broad range of consumables and small equipment for the dental professional, including the specialty markets of orthodontics, endodontics and implantology. Sybron Dental had annual revenues of approximately $650 million in its most recently completed fiscal year.

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its exit plans with respect to its 2006 acquisitions and certain of its 2005 acquisitions, including Leica, and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized

Accrued liabilities associated with these exit activities include the following ($ in 000’s except headcount):

	Planned Headcount Reductions			Involuntary Employee Termination Benefits			Facility Closure & Restructuring Cost
	KaVo	All Others	Total	KaVo	All Others	Total	KaVo	All Others	Total
Balance December 31, 2005	59	637	696	$4,674	$23,214	$27,888	$6,837	$15,741	$22,578
Additions related to 2006 acquisitions	—	77	77	—	2,880	2,880	—	3,240	3,240
Reductions (payments) in 2006	(8)	(38)	(46)	(1,398)	(2,129)	(3,527)	(111)	(4,019)	(4,130)
Adjustments to previously provided estimates	—	4	4	—	249	249	—	—	—

Balance March 31, 2006	51	680	731	$3,276	$24,214	$27,490	$6,726	$14,962	$21,688

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the three months ended March 31, 2006 ($ in millions).

Balance, December 31, 2005	$4,475
Attributable to 2006 acquisitions	83
Adjustments to purchase price allocations	—
Effect of foreign currency translations	3

Balance, March 31, 2006	$4,561

There were no dispositions of businesses with related goodwill during the three months ended March 31, 2006. The carrying value of goodwill, at March 31, 2006, for the Tools & Components segment, Professional Instrumentation segment and Industrial Technologies segment is approximately $194 million, $2,405 million, and $1,962 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. Danaher has nine reporting units closely aligned with the Company’s strategic businesses and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Sensors & Controls, Product Identification, and Medical Technologies. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2005 and no impairment requiring adjustment was identified.

NOTE 5. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Notes 11 and 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

As reported in the Company’s Annual Report on Form 10-K, Accu-Sort, Inc., a subsidiary of the Company, settled a lawsuit with Federal Express Corporation in March 2006. Pursuant to the settlement, the parties agreed to a release of claims related to the litigation and jointly dismissed the litigation with prejudice. This settlement resulted in the Company increasing previously recorded reserves for this matter by $15.5 million ($9.9 million after-tax, or $0.03 per share) in the fourth quarter of 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides indemnification for certain losses incurred by the Company with respect to this matter and the Company is pursuing recovery under the purchase agreement.

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

The following is a rollforward of the Company’s warranty accrual for the three months ended March 31, 2006 ($ in 000’s):

Balance December 31, 2005	$93,137
Accruals for warranties issued during the period	21,962
Changes in estimates related to pre-existing warranties	—
Settlements made	(22,385)
Additions due to acquisitions	418

Balance March 31, 2006	$93,132

NOTE 6. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For additional disclosure on the Company’s pension and employee benefits plans, please refer to Notes 8 and 9 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three months ended March 31, 2006 and April 1, 2005 respectively ($ in millions):

	Pension Benefits
	US		Non-US
	2006	2005	2006	2005
Service cost	$0.4	$0.5	$2.4	$0.5
Interest cost	8.4	7.9	4.5	1.1
Expected return on plan assets	(9.7)	(9.2)	(3.0)	(0.7)
Amortization of loss	3.6	3.4	0.3	—

Net periodic cost	$2.7	$2.6	$4.2	$0.9

	Other Post-Retirement Benefits
	2006	2005
Service cost	$0.2	$0.2
Interest cost	1.4	1.7
Amortization of prior service credits	(1.6)	(1.1)
Amortization of loss	1.2	1.0

Net periodic cost	$1.2	$1.8

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2005 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2006. As of March 31, 2006, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2006. The Company’s contributions to non-US plans are substantially in line with amounts disclosed in the 2005 Annual Report Form on Form 10-K.

NOTE 7. EARNINGS PER SHARE

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2006:

Basic EPS	$215,719	306,838	$0.70
Adjustment for interest on convertible debentures	2,233	—
Incremental shares from assumed exercise of dilutive options	—	5,169
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$217,952	324,045	$0.67

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended April 1, 2005:

Basic EPS	$188,256	309,880	$0.61
Adjustment for interest on convertible debentures	2,181	—
Incremental shares from assumed exercise of dilutive options	—	7,472
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$190,437	329,390	$0.58

NOTE 8. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2005 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2006 acquisitions (see Note 3). Segment results for the first quarters of 2006 and 2005 are shown below:

	Sales		Operating Profit
	2006	2005	2006	2005
Professional Instrumentation	$1,055,320	$828,955	$159,383	$145,406
Industrial Technologies	761,393	686,535	111,494	88,979
Tools & Components	326,948	310,458	40,800	46,953
Other	—	—	(14,606)	(9,501)

	$2,143,661	$1,825,948	$297,071	$271,837

NOTE 9. NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2006, the Company adopted statements of financial accounting standards No. 123 (revised 2004), share-based payments (“SFAS 123R”), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Note 2 for further discussion.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement has not had a material impact on its consolidated results of operations and financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with the SEC, or in the Company’s communications and discussions through webcasts, phone calls and conference calls, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, earnings from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program or potential acquisitions; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

•	Technologies, product offerings and customer requirements in many of our markets change rapidly. If we fail to keep up with these changes, we may not be able to meet our customers’ needs and demand for our products may decline.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital. Conversely, any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	The resolution of contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	Our success depends on our ability to maintain and protect our intellectual property and avoid claims of infringement or misuse of third party intellectual property.

•	We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

•	Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

•	Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our results of operations, financial condition and reputation.

•	Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

•	Cyclical economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

•	Foreign currency exchange rates and commodity prices may adversely affect our results of operations and financial condition.

•	If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our business and financial results will suffer.

•	Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur incremental costs.

•	International economic, political, legal, accounting and business factors could negatively affect our results of operations, cash flows and financial condition.

•	Audits by tax authorities could result in additional tax payments for prior periods.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our operating results.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release or oral discussion in which they are made. The Company disclaims any duty to update any forward-looking statement, all of which are expressly qualified by the foregoing. See Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2005, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

While differences exist among the Company’s businesses, the Company generally continued to see broad-based market expansion during 2005 which continued during the Company’s quarter ended March 31, 2006. Growth rates for the first quarter of 2006 exceeded growth rates for each of the quarters of 2005, which management believes reflects the impact of strong global economic conditions, the continued shift of the Company’s operations into higher growth sectors of the economy and comparisons against more modest sales growth periods in 2005.

Consolidated sales for the first quarter of 2006 increased approximately 17.5% over the first quarter of 2005. Sales from existing businesses for first quarter (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed approximately 7.5% growth. Acquisitions accounted for approximately 12.5% growth. The impact of currency translation on sales reduced reported sales by approximately 2.5% as the U.S. dollar was stronger against other major currencies in the first quarter of 2006 compared to the first quarter of the prior year.

The growth in sales resulting from acquisitions in the first quarter of 2006 primarily related to acquisitions in the Company’s medical technologies business. During 2005, the Company acquired four medical technologies businesses, the largest being the acquisition of Leica Microsystems AG in August 2005. Leica Microsystems is a leading global provider of life sciences instrumentation and had annual revenues of approximately $540 million at the date of acquisition (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested). The Company’s medical technologies businesses are expected to continue to provide sales and earnings growth opportunities for the Company, both through expansion of existing products and services and through the potential acquisition of complementary businesses.

Operating profit margins for the Company were 13.9% in the first quarter of 2006 compared to 14.9% in the comparable period of 2005. Operating profit margin improvements in the Company’s existing operations were partially offset by the lower operating margins of acquired businesses, primarily Leica, which diluted Company operating profit margins by over 50 basis points for the quarter. In addition, as required by SFAS 123R, beginning in the first quarter of 2006 the Company was required to record compensation cost related to stock awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards which decreased reported operating profit by approximately $11.3 million and contributed to an approximate 50 basis point reduction in operating profit margins between periods. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company which reduced operating margins for the first quarter of 2006 by approximately 20 basis points. Further, operating margins for the first quarter of 2005 included the impact of a gain on the sale of real estate totaling $5.3 million which benefited operating profit margins in the first quarter of 2005 by approximately 30 basis points. Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses, including Leica, in future periods.

On April 12, 2006, the Company and Sybron Dental Specialties Inc. entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of Sybron Dental for $47.00 per share, for an aggregate price of approximately $2.0 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. In addition, the Company expects to assume approximately $200 million of debt in connection with the acquisition. Danaher is expected to finance the transaction through a combination of available cash, the issuance of commercial paper, and other borrowings. Danaher anticipates completing the offer in the second quarter of 2006. If Danaher successfully consummates the acquisition of Sybron Dental, Company management and other personnel will be required to devote significant attention to the successful integration of the business.

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

As noted above, the impact of currency trends in the Company’s international businesses during the first quarter of 2006 when compared to 2005 reduced reported sales by approximately 2.5%. The following sensitivity analysis demonstrates the recent strengthening of the U.S. Dollar against other major currencies. Applying the exchange rates in effect at March 31, 2006 to the translation of the financial statements for the Company’s non-U.S. operations for 2005 would result in approximately 0.8% lower overall Company sales than what was actually reported using the rates in effect during the year ended December 31, 2005. Any further strengthening of the U.S. Dollar against other major currencies would have a further adverse impact on the Company’s reported sales and results of operations.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated:

($ in 000’s)	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005

Professional Instrumentation	$1,055,320	$828,955
Industrial Technologies	761,393	686,535
Tools and Components	326,948	310,458

	$2,143,661	$1,825,948

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment is Danaher’s largest segment and encompasses three strategic businesses: Environmental, Electronic Test, and Medical Technologies. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems; critical care diagnostic instruments, life sciences instrumentation and a wide range of products used by dental professionals.

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Sales	$1,055,320	$828,955
Operating profit	159,383	145,406
Operating profit as a % of sales	15.1%	17.5%

Components of Sales Growth	% Change 2006 vs. 2005
Existing businesses	6.0%
Acquisitions	24.5%
Impact of foreign currency	(3.0)%

Total	27.5%

Segment Overview

Sales of the Professional Instrumentation segment increased approximately 27.5% in the first three months of 2006 over the comparable period in 2005. Sales from existing businesses for this segment contributed an increase of approximately 6.0%, compared with 2005, due to sales increases in substantially all of the businesses in this segment. Acquisitions accounted for a 24.5% increase in segment sales and currency translation impacts accounted for an approximate 3.0% decline in sales. Price increases contributed approximately 1.0% to the growth in the first quarter of 2006, and are included in the increase in sales from existing businesses.

Operating profit margins for the segment were 15.1% in the first quarter of 2006 compared to 17.5% in the comparable period of 2005. Operating profit margin improvements in the Company’s existing operations were more than offset by the lower operating margins of acquired businesses, primarily Leica, which diluted segment operating profit margins by over 160 basis points for the quarter. In addition, as required by SFAS 123R, beginning in the first quarter of 2006 the Company recorded compensation cost related to stock awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards which decreased reported segment operating profit by approximately $4.0 million and contributed to an approximate 40 basis point reduction in operating profit margins between periods. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company which reduced operating margins for the first quarter of 2006 by approximately 40 basis points. Additionally, the Company incurred higher product development spending, including a loss incurred on a product development venture, which further reduced operating profit margins for the first quarter of 2006. Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives are both expected to further improve operating margins at both existing and newly acquired businesses, including Leica, in the segment in future periods.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 38% of segment sales in the quarter, increased approximately 4.0% in the first quarter of 2006 compared to the comparable period of 2005. Sales from existing businesses accounted for 5.0% growth in the first quarter of 2006 compared with the prior year period. Acquisitions completed in 2005 and 2006 accounted for approximately 1.5% growth. Currency translation impacts accounted for an approximate 2.5% decline in sales.

The Company’s water quality businesses reported mid-single digit growth for the period primarily as a result of strength in Hach/Lange’s laboratory instrumentation products in both the European and U.S. markets. Sales in Asia also grew at double digit rates reflecting continued penetration of these markets. The Company’s Hach Ultra Analytics business reported low-single digit growth for the quarter driven by mid-single digit sales growth in Europe and strong growth in China. These gains were offset somewhat by a decline in sales in North America and lower sales in other Asian markets, reflecting in part a difficult comparable sales period in 2005 due to large projects not repeating. The business continues to focus on growing markets in developing countries such as India and China to enhance its growth prospects. Sales growth from acquired businesses primarily reflects the impact of three smaller acquisitions completed in 2005 and 2006.

The Gilbarco Veeder-Root retail petroleum equipment business reported mid-single digit growth for the first quarter of 2006 driven by a favorable reception in all major regions for the business’ newly introduced dispensing equipment, as well as extensive refurbishment activity now underway in Europe. In addition, the business’ recently updated retail point-of -sale system continues to show growth.

Electronic Test. Electronic test sales, representing approximately 25% of segment sales in the quarter, increased 15.0% during the first quarter of 2006 over the comparable 2005 period. Sales from existing businesses accounted for 9.0% growth compared with 2005. Acquisitions accounted for 8.5% growth. Currency translation impacts accounted for an approximate 2.5% decline in sales.

Sales growth from existing businesses built on strong growth experienced throughout 2005. Key contributors to this growth include strength in the European and Asian electrical and industrial channels with somewhat lower growth rates in North America. The business also experienced strong growth in its preventative maintenance and medical product lines during the quarter. The Company’s network-test business reported mid-single digit growth compared to 2005, due primarily to strong cable test equipment sales offset somewhat by softness in enterprise networking equipment sales.

Medical Technologies. The medical technologies businesses represented approximately 37% of segment sales in the quarter. The Company established the medical technologies business with the acquisitions of Radiometer and Gendex in the first quarter of 2004 and added to this business with the acquisition of KaVo in May 2004, Leica in August 2005 and four smaller companies in 2005 and 2006. Medical technologies sales increased 84.5% during the first quarter of 2006 over the comparable 2005 period. Sales from existing businesses accounted for 5.0% growth compared with 2005. Acquisitions accounted for 84.5% growth. Currency translation impacts accounted for an approximate 5.0% decline in sales.

Radiometer’s critical care diagnostics business experienced mid-single digit growth over the comparable 2005 period primarily in North America, driven by strong instrument placements and related accessory sales, offset by weaker performance in Europe and Japan. The dental businesses also experienced mid-single digit growth due to strength in the instrument product lines as well as strong sales of imaging product lines in North America and Europe driven by the introduction of new digital imaging product offerings in the second half of 2005. Leica’s life science instrumentation business experienced mid-single digit growth on a pro forma basis compared with the prior year. Leica’s sales are reported as a component of acquisition growth above.

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

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Sales	$761,393	$686,535
Operating profit	111,494	88,979
Operating profit as a % of sales	14.6%	13.0%

Components of Sales Growth	% Change 2006 vs. 2005
Existing businesses	11.0%
Acquisitions	2.5%
Impact of foreign currency	(2.5)%

Total	11.0%

Segment Overview

Sales of the Industrial Technologies segment increased approximately 11.0% in the first quarter of 2006 over the comparable period in 2005. Sales from existing businesses for this segment accounted for approximately 11.0% growth in 2006 compared with 2005, reflecting broad based growth throughout the businesses in the segment, particularly the product identification and aerospace and defense businesses. Several small acquisitions in 2005 and the first quarter of 2006 accounted for a 2.5% increase in segment sales. Currency translation impacts accounted for an approximate 2.5% decline in sales. Prices were up slightly compared to the first three months of 2005 and the impact of that increase is reflected in sales from existing businesses.

Operating profit margins for the segment were 14.6% in the first quarter of 2006 compared to 13.0% in the comparable period of 2005. The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives completed during 2005 and 2006, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. These improvements were partially offset by the requirement which commenced in the first quarter of 2006 to record compensation cost related to stock awards as required by SFAS 123R which decreased reported segment operating profit by approximately $3.5 million and contributed to an approximate 45 basis point reduction in operating profit margins in the first quarter of 2006. Businesses acquired since the first quarter of 2005 had no dilutive impact on overall operating profit margins for the quarter. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing approximately 34% of segment sales in the quarter, increased 2.0% in the first quarter of 2006 over the comparable 2005 period. Sales from existing businesses accounted for 5.0% growth in 2006 compared with 2005, acquisitions contributed 1.0% to reported growth and currency translation impacts accounted for an approximate 4.0% decline in sales.

Growth rates from existing businesses increased from 2005 levels and were broad based both geographically and across product lines. The Company experienced the highest growth rates in standard and custom motors, particularly in North America. Expanding sales to the electronic vehicle systems markets, sales of motors and linear products into the aerospace and defense markets and improving performance in the semi-conductor and electric assembly markets also contributed to growth for the quarter ended March 31, 2006.

Product Identification. The product identification businesses accounted for approximately 28% of segment sales in the quarter. For the first quarter of 2006, product identification sales grew 15.0% compared to the comparable period of 2005. Sales from existing businesses provided 12.0% growth in the first quarter of 2006 compared with 2005. Acquisitions accounted for 5.0% growth and currency translation impacts accounted for an approximate 2.0% decline in sales.

Growth in sales from existing operations was driven by strong systems installation sales by the Accu-Sort scanning business. In addition, sales of Videojet and Markem marking systems equipment and related parts and supplies increased at high-single digit growth rates due to sales to the United States Postal Service and increases in equipment and service sales in North America and China offset somewhat by lower growth in Europe.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 16.5% sales growth in the first quarter of 2006. This growth was primarily driven by sales growth from existing businesses in the Company’s aerospace and defense and power quality businesses. In addition, the Company’s sensors and controls business rebounded from softness in 2005, reporting high-single digit sales increases.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Sales	$326,948	$310,458
Operating profit	40,800	46,953
Operating profit as a % of sales	12.5%	15.1%

Components of Sales Growth	% Change 2006 vs. 2005
Existing businesses	5.0%
Acquisitions	—
Impact of foreign currency	—

Total	5.0%

Sales in the Tools & Components segment increased 5.0% in the first quarter of 2006 compared to the comparable 2005 period. Sales from existing businesses contributed approximately 5.0% to overall growth for the segment, including approximately 2.0% growth due to price increases that the Company has implemented as a result of cost increases in steel and other commodities. Currency impacts for the quarter were negligible and there were no acquisitions or divestitures during 2005 or 2006.

Mechanics hand tools sales, representing approximately two-thirds of segment sales in the quarter, grew approximately 5.0% for the first quarter of 2006 compared with 2005. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which achieved low-double digit growth during the period driven by increases in both the number of distributors and their average purchase levels. The business’ retail mechanics’ hand tools business declined at mid-single digit levels during the first quarter of 2006 compared with 2005. As anticipated, the integration of Sears and Kmart, a major customer of the segment, and resulting reductions in promotional activity tempered the business’ first quarter 2006 sales growth, though not at the levels anticipated at the end of 2005. The Company expects the merger of Sears and Kmart and diminished promotional activity to result in further reductions to Sears/Kmart’s inventory levels during the first half of 2006. These declines at Sears were partially offset by strong growth at the business’ other retail customers as well as strength in the professional distribution markets. The segment’s niche businesses also experienced mid-single digit growth during the first quarter of 2006 due primarily to strength in the truck box and engine retarder businesses.

Operating profit margins for the segment were 12.5% in the first quarter of 2006 compared to 15.1% in the comparable period of 2005. Operating margins for the first quarter of 2005 included the impact of a gain on the sale of real estate totaling $5.3 million ($3.9 million after taxes). This real estate gain increased first quarter 2005 operating profit margins by approximately 170 basis points. The decrease in operating profit margins was also driven by the impact of higher overall material costs, primarily steel and lead, and lower production levels in the Company’s mechanics hand tools and chuck businesses. In addition, the requirement of SFAS 123R, which commenced in the first quarter of 2006, to record compensation cost related to stock awards decreased reported segment operating profit by approximately $1.5 million and contributed to an approximate 45 basis point reduction in operating profit margins in the first quarter of 2006.

GROSS PROFIT

($ in 000’s)	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Sales	$2,143,661	$1,825,948
Cost of sales	1,226,972	1,050,764

Gross profit	916,689	775,184
Gross profit margin	42.8%	42.5%

This increase in gross profit margin in first quarter of 2006 compared to 2005 resulted from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. These improvements were partially offset by higher product development spending, including a loss incurred on a product development venture, which further reduced gross margins for the first quarter of 2006. Increases in selling prices to offset some of the impact of cost and surcharges related to steel and other commodity purchases also contributed to gross profit improvement. These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

OPERATING EXPENSES

($ in 000’s)	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Sales	$2,143,661	$1,825,948
Selling, general and administrative expenses	619,618	508,682
SG&A as a % of sales	28.9%	27.9%

In the first quarter of 2006, selling, general and administrative expenses increased 100 basis points from first quarter 2005 levels. This increase is due primarily to the impact of recently acquired businesses (principally Leica) and their higher relative operating expense structures, additional spending to fund growth opportunities throughout the Company, and the increased proportion of sales derived from our international operations which generally have higher operating expense structures compared to the Company as a whole. In addition, as required by SFAS 123R, beginning in the first quarter of 2006 the Company was required to record compensation cost related to stock awards which increased operating expenses by approximately $11.3 million and contributed to an approximate 50 basis point increase in selling, general and administrative expenses in the first quarter of 2006. The Company also recorded a $4.5 million impairment of a minority interest in a medical technologies company in the first quarter of 2006, which increased operating expenses by approximately 20 basis points.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $9.8 million in the first quarter of 2006 was approximately $3.7 million lower than the corresponding 2005 period. The decrease in interest expense is due to lower debt levels in the first quarter of 2006.

Interest income of $1.8 million and $1.3 million was recognized in the first quarter of 2006 and 2005, respectively. Average invested cash balances decreased slightly over the first quarter of 2006 due to employing these cash balances to complete several acquisitions. The impact of lower invested cash balances was more than offset by higher overall interest rates in 2006 compared to 2005.

INCOME TAXES

The first quarter 2006 effective tax rate was 25.4%, 2.1 percentage points lower than the first quarter 2005 effective rate, mainly due to the effect of a higher proportion of foreign earnings in the first three months of 2006 compared to the comparable period of 2005. The Company also resolved examinations of certain previously filed returns during the first quarter of 2006. Resolution of these matters resulted in a small benefit from the reversal of previously provided tax reserves. Excluding the impact of the second quarter gain on the sale of shares of First Technologies, plc (see Note 3 to the Notes to Consolidated Condensed Financial Statements) the effective tax rate for the balance of 2006 is expected to be approximately 26.5%.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s estimated effective tax rate in 2006 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2005, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $2.1 billion.

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

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first quarter of 2006 or 2005. The Company has experienced cost increases in steel and other commodities during these periods which have impacted certain businesses. To the extent appropriate, the Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at March 31, 2006, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $4 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Company’s previously outstanding issuance of Eurobond notes, which were repaid in the third quarter of 2005, provided a natural hedge to a portion of the Company’s European net asset position. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Three Months Ended March 31, 2006	Three Months Ended April 1, 2005
Total operating cash flows	$337,222	$311,991

Purchases of property, plant and equipment	(27,582)	(25,951)
Cash paid for acquisitions	(128,120)	(213,876)
Cash paid for investment in acquisition target	(84,102)	—
Other sources	651	6,376

Net cash used in investing activities	(239,153)	(233,451)

Proceeds from the issuance of common stock	28,454	13,083
Repayments of borrowings, net	(176,622)	(8,871)
Payment of dividends	(6,123)	(4,639)

Net cash used in financing activities	(154,291)	(427)

•	Operating cash flow, a key source of the Company’s liquidity, was $337.2 million for the first quarter of 2006, an increase of $25.2 million, or approximately 8.1% as compared to the comparable period of 2005. Earnings growth contributed $27.5 million to the increase in operating cash flow in 2006 compared to the comparable period of 2005, and non-cash stock compensation expense, the timing of tax payments and increases in depreciation and amortization also positively impacted cash flow. Operating working capital was a source of cash flow for the first quarter of 2006 however at lower levels than experienced in the first quarter of 2005.

•	As of March 31, 2006, the Company held approximately $260.8 million of cash and cash equivalents.

•	Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired four companies and product lines during the first quarter of 2006 for total consideration of approximately $128.1 million in cash, including transaction costs and net of cash acquired.

•	During the first quarter of 2006, the Company invested $84.1 million to acquire a 19.5% ownership interest in a company that the Company was seeking to acquire. As indicated below, this acquisition was not consummated and the Company sold this ownership interest in the second quarter of 2006, which will result in a gain in the second quarter of 2006.

On April 12, 2006, the Company and Sybron Dental Specialties Inc. entered into a definitive agreement pursuant to which the Company is to make a cash tender offer to acquire all of the outstanding shares of Sybron Dental for $47.00 per share, for an aggregate price of approximately $2.0 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. In addition, the Company expects to assume approximately $200 million of debt in connection with the acquisition. Danaher is expected to finance the transaction through a combination of available cash, the issuance of commercial paper, and other borrowings. The Company anticipates completing the offer in the second quarter of 2006.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Operating cash flow, a key source of the Company’s liquidity, was $337.2 million for the first quarter of 2006, an increase of $25.2 million, or approximately 8.1% as compared to the comparable period of 2005. Earnings growth contributed $27.5 million to the increase in operating cash flow in the first quarter of 2006 compared to the first quarter of 2005. The timing of tax payments in 2006 compared to 2005 also contributed approximately $32.2 million to the improvement in operating cash flows and depreciation and amortization contributed approximately $0.6 million to the improvement in cash flow on a period-over period basis. In addition, the Company recorded stock option expense of $11.3 million for the first quarter of 2006 as required by SFAS 123R – Share Based Payments which impacted earnings but does not require the use of cash. The Company has historically recorded the tax benefit from stock option exercises in excess of the amount charged to earnings as a component of Financing Activities in the Statement of Cash Flows. As a result, the requirements of SFAS 123R to treat such tax benefits as financing activities does not affect the comparison of operating cash flows between the 2005 and 2006 periods.

On an overall basis, turnover of operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, improved during the quarter ended March 31, 2006 compared against the same period of 2005. However, to support an increasing growth environment, the Company increased its investment in operating working capital which adversely impacted the period-over-period cash flow comparison by approximately $59.6 million.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Please refer to Note 3 to the Notes to the Condensed Consolidated Financial Statements for additional information.

Investing Activities

Net cash used in investing activities was $239.2 million in the first quarter of 2006 compared to approximately $233.5 million of net cash used in the comparable period of 2005. Gross capital spending of $27.6 million for the first quarter of 2006 increased $1.6 million from the first quarter of 2005, due primarily to capital spending relating to new acquisitions, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2006, the Company expects capital spending of approximately $140 to $150 million, though actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $0.7 million of cash proceeds for the first quarter of 2006 due to the sale of miscellaneous equipment. Disposals of fixed assets yielded $6.4 million of cash proceeds for the comparable period of 2005 related to a sale of a building which generated a pre-tax gain $5.3 million in the first quarter of 2005 and was included as a component of “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

In addition, as discussed below, the Company completed four business acquisitions during the first quarter of 2006. All of the acquisitions during this period resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Total consideration for the four businesses acquired in the first quarter of 2006 was approximately $128.1 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, critical care diagnostics, water quality and sensors and controls. These companies were all acquired to complement existing units of the Professional Instrumentation or Industrial Technologies segments. The aggregate annual sales of these four acquired businesses were approximately $70 million at the time of their respective acquisitions.

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. - based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for approximately $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company lapsed its offer for First Technology. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to an approximately $3 million break-up fee paid by First Technology to the Company. As the Company’s intention at the date the shares were acquired was to hold the securities for investment, the Company classified the shares as available for sale in accordance with SFAS No. 115 and has recorded the resulting increase in fair market value as a component of Other Comprehensive Income as of March 31, 2006. In the second fiscal quarter of 2006, the Company will record a pre-tax gain of approximately $14 million ($8.8 million after-tax, or approximately $0.03 per diluted share) for the sale of these securities and the related break-up fee, net of related transaction costs.

On April 12, 2006, the Company and Sybron Dental Specialties Inc. entered into a definitive agreement pursuant to which the Company is to make a cash tender offer to acquire all of the outstanding shares of Sybron Dental for $47.00 per share, for an aggregate price of approximately $2.0 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. In addition, the Company expects to assume approximately $200 million of debt in connection with the acquisition. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer, regulatory approvals and the absence of a material adverse change with respect to Sybron Dental. Danaher is expected to finance the transaction through a combination of available cash, the issuance of commercial paper, and other borrowings. Danaher anticipates completing the offer in the second quarter of 2006. Sybron Dental is a leading manufacturer of a broad range of consumables and small equipment for the dental professional, including the specialty markets of orthodontics, endodontics and implantology. Sybron Dental had annual revenues of approximately $650 million in the most recently completed fiscal year.

Financing Activities and Indebtedness

Financing activities used cash of $154.3 million during the first quarter of 2006 compared to $0.4 million used during the comparable period of 2005. The increase in cash used in financing activities was due to the first quarter 2006 repayment of debt that was incurred under uncommitted lines of credit associated with the purchase of Leica Microsystems.

Total debt was $870.5 million at March 31, 2006 compared to $1,041.7 million at December 31, 2005. During the quarter ended March 31, 2006, the Company borrowed an additional $120 million under uncommitted lines of credit in connection with the investment in the shares of First Technology noted above and other matters. During the first quarter of 2006, the Company repaid these additional borrowings, along with all borrowings incurred in 2005 under uncommitted lines of credit associated with the purchase of Leica Microsystems. These decreases were offset slightly by the accretion of amounts due under the LYONs discussed below.

The Company’s debt financing as of March 31, 2006 was comprised primarily of $584 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $250 million of 6% notes due 2008 (subject to the interest rate swaps described above) and $37 million of other borrowings. All amounts outstanding under uncommitted lines of credit used to fund the acquisition of Leica Microsystems which totaled $177 million as of December 31, 2005 were fully repaid in the first quarter of 2006. The Company’s LYONs obligations (described in detail in the Company’s 2005 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of March 31, 2006, the accreted value of the outstanding LYONs was $48 per share which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

Substantially all remaining borrowings have interest costs that float with referenced base rates. The Company maintains two revolving senior unsecured credit facilities totaling $1 billion available for general corporate purposes. Borrowings under the revolving credit facilities bear interest of Eurocurrency rate plus .21% to .70%, depending on the Company’s debt rating. The credit facilities, each with availability of up to $500 million, have a fixed term expiring June 28, 2006 and July 23, 2006, respectively. There were no borrowings outstanding under either of the Company’s credit facilities at any time during 2005 or 2006. The Company expects to enter into a new credit facility in the second quarter of 2006.

The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity. Danaher will be required to pay contingent interest in January 2007 for the period July 2006 to January 2007. The amount of contingent interest to be paid will be either 0.0315% percent of the bonds’ market value on the first dividend record date in that six month period or the equivalent common stock dividend, whichever is higher. The Company estimates this cost to approximate $0.5 million for the six-month period ended January 2007.

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

The Company declared a regular quarterly dividend of $0.02 per share payable on April 28, 2006 to holders of record on March 31, 2006. Aggregate cash payments for dividends during the first quarter of 2006 were $6.1 million.

Cash and Cash Requirements

As of March 31, 2006, the Company held approximately $260.8 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. As of March 31, 2006, the Company was in compliance with all debt covenants under the aforementioned debt instruments, including limitations on secured debt and debt levels. In addition, as of the date of this Form 10-Q, the Company could issue up to $1 billion of securities under its shelf registration statement with the Securities and Exchange Commission.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions (including the acquisition of Sybron Dental), to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements; with respect to the acquisition of Sybron Dental, which will require approximately $2 billion of cash and is expected to close in the second quarter of 2006, the Company currently anticipates financing the acquisition from a combination of some or all of the following: available cash, borrowings under committed lines of credit, the issuance of commercial paper and the issuance of bonds or debentures. The Company anticipates that the proposed commercial paper program will be supported by the new credit facility that the Company anticipates entering into in the second quarter of 2006 to replace the Company’s existing $1 billion of credit facilities. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements, including the acquisition of Sybron Dental.

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

Management believes there have been no significant changes during the quarter ended March 31, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective in the Company’s first quarter of 2006. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2006, the Company adopted statements of financial accounting standards No. 123 (revised 2004), Share Based Payment (“SFAS 123 R”), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Note 2 for further discussion.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement has not had material impact on its consolidated results of operations and financial condition.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in Danaher’s Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased no shares during the three months ended March 31, 2006, and 4,996,000 shares remain available for repurchase under the program. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1	Agreement and Plan of Merger by and among Danaher Corporation, Smile Acquisition Corp. and Sybron Dental Specialties, Inc., dated as of April 12, 2006*

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 19, 2006	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 19, 2006	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer