Form 10-Q
period 2006-06-30
DANAHER CORP /DE/
filed 2006-07-20
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

The number of shares of common stock outstanding at July 14, 2006 was approximately 307.3 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	June 30, 2006 (unaudited)	December 31, 2005 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$284,733	$315,551
Trade accounts receivable, net	1,561,321	1,407,858
Inventories:
Finished goods	434,153	314,772
Work in process	193,252	178,630
Raw material and supplies	382,442	331,861

Total inventories	1,009,847	825,263
Prepaid expenses and other current assets	388,320	396,347

Total current assets	3,244,221	2,945,019

Property, plant and equipment, net of accumulated depreciation of $1,225,245 and $ 1,130,779, respectively	855,828	748,172
Other assets	176,145	160,780
Goodwill	6,361,364	4,474,991
Other intangible assets, net	1,274,703	834,147

Total assets	$11,912,261	$9,163,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$280,342	$183,951
Trade accounts payable	820,960	782,854
Accrued expenses	1,435,792	1,301,781

Total current liabilities	2,537,094	2,268,586

Other liabilities	1,132,928	956,402
Long-term debt	2,382,717	857,771
Stockholders’ equity:
Common stock - $0.01 par value	3,403	3,385
Additional paid-in capital	951,828	861,875
Accumulated other comprehensive income (loss)	61,951	(109,279)
Retained earnings	4,842,340	4,324,369

Total stockholders’ equity	5,859,522	5,080,350

Total liabilities and stockholders’ equity	$11,912,261	$9,163,109

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$2,349,764	$1,928,627	$4,493,425	$3,754,575
Operating costs and expenses:
Cost of sales	1,317,653	1,079,024	2,544,625	2,129,788
Selling, general and administrative expenses	666,446	537,158	1,286,064	1,045,840
Gain on sales of real estate and other assets	(15,617)	(8,576)	(15,617)	(13,911)

Total operating expenses	1,968,482	1,607,606	3,815,072	3,161,717

Operating profit	381,282	321,021	678,353	592,858
Interest expense	(17,481)	(12,815)	(27,275)	(26,303)
Interest income	3,995	7,684	5,831	8,999

Earnings before income taxes	367,796	315,890	656,909	575,554
Income taxes	53,274	86,870	126,668	158,278

Net earnings	$314,522	$229,020	$530,241	$417,276

Earnings per share:
Basic	$1.02	$0.74	$1.73	$1.35

Diluted	$0.98	$0.70	$1.65	$1.28

Average common stock and common equivalent shares outstanding:
Basic	307,859	309,639	307,348	309,759
Diluted	324,003	328,724	324,024	329,057

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2005	338,547	$3,385	$861,875	$4,324,369	$(109,279)

Net income	—	—	—	530,241	—	$530,241
Dividends declared	—	—	—	(12,270)	—	—
Common stock issued for options exercised and restricted stock grants	1,765	18	89,953	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	171,230	171,230

Balance, June 30, 2006	340,312	$3,403	$951,828	$4,842,340	$61,951	$701,471

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net earnings	$530,241	$417,276

Noncash items:
Depreciation and amortization	98,271	90,128
Stock compensation expense	29,565	4,322
Change in trade accounts receivable, net	4,855	36,692
Change in inventories	(40,212)	(54,127)
Change in accounts payable	(19,720)	53,930
Change in prepaid expenses and other assets	79,734	36,608
Change in accrued expenses and other liabilities	(31,101)	9,760

Total operating cash flows	651,633	594,589

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(59,320)	(56,921)
Proceeds from disposals of property, plant and equipment	3,144	9,013
Cash paid for acquisitions	(2,126,923)	(296,026)
Cash paid for investment in acquisition target	(84,102)	—
Proceeds from sale of investment and divestitures	98,485	22,100

Net cash used in investing activities	(2,168,716)	(321,834)

Cash flows from financing activities:
Proceeds from issuance of common stock	60,407	24,229
Payment of dividends	(12,270)	(9,267)
Purchase of treasury stock	—	(49,578)
Proceeds from debt borrowings	4,548,083	—
Debt repayments	(3,114,367)	(9,432)

Net cash used in financing activities	1,481,853	(44,048)

Effect of exchange rate changes on cash and equivalents	4,412	(29,167)

Net change in cash and equivalents	(30,818)	199,540

Beginning balance of cash and equivalents	315,551	609,115

Ending balance of cash and equivalents	$284,733	$808,655

Supplemental disclosures:
Cash interest payments	$15,626	$13,665
Cash income tax payments	$71,640	$86,074

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2006 and December 31, 2005, and its results of operations for the three and six months ended June 30, 2006 and July 1, 2005, and its cash flows for the six months ended June 30, 2006 and July 1, 2005.

Total comprehensive income was as follows:

	June 30, 2006	July 1, 2005
	(in millions)
Three Months Ended	$443.5	$103.2
Six Months Ended	701.5	212.0

Total comprehensive income for 2006 and 2005 includes the change in cumulative foreign translation adjustment.

NOTE 2. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan. The stock options generally vest over a five-year period and terminate ten years from the issuance date. Option exercise prices equal the closing price on the NYSE of the common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s Common Stock at no cost to the holder and vest over terms and subject to performance criteria determined by the Compensation Committee of the Board of Directors. The RSUs generally vest only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement before age 65 unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of vested options and RSUs, the Company generally issues new shares from its authorized but unissued share pool. At June 30, 2006, approximately 15.0 million shares of the Company’s registered common stock were reserved for issuance under this plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and RSUs based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates for the six months ended June 30, 2006 based on its historical experience. Stock based compensation for the three and six months ended June 30, 2006 of $15.9 million and $29.6 million, respectively, has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of RSUs granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes). The following summarizes the assumptions used in the 2006 Black Scholes model:

Risk-free interest rate	4.56-5.1%
Weighted average volatility	22%
Dividend yield	0.1%
Expected years until exercise	7.5-9.5

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company generally uses the midpoint of the vesting period and the life of the grant to estimate option exercise timing within the valuation model. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups of employees that have similar behavior with regard to holding options for longer periods and different forfeiture rates are considered separately for valuation and attribution purposes.

As a result of adopting SFAS 123R, the impact to the Consolidated Condensed Financial Statements for Net Earnings for the three and six months ended June 30, 2006 were $8.7 million and $16.7 million (net of $3.6 million and $6.9 million tax benefit) lower, respectively, than if the Company had continued to account for stock – based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.03 and $0.05, respectively, per share. Pro forma net earnings as if the fair value based method had been applied to all awards is as follows:

(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net earnings as reported	$314,522	$229,020	$530,241	$417,276
Add: Stock-based compensation programs recorded as expense, net of tax	10,976	1,476	20,545	2,809
Deduct: Total stock-based employee compensation expense, net of tax	(10,976)	(7,575)	(20,545)	(14,822)

Pro forma net earnings	$314,522	$222,921	$530,241	$405,263

Earnings per share:
Basic - as reported	$1.02	$0.74	$1.73	$1.35
Basic - pro forma	$1.02	$0.72	$1.73	$1.32
Diluted - as reported	$0.98	$0.70	$1.65	$1.28
Diluted - pro forma	$0.98	$0.68	$1.65	$1.24

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Restricted Stock Units:
Pre-tax compensation expense	$3,573	$2,270	$5,953	$4,322

Tax benefit	(1,251)	(794)	(2,084)	(1,513)

Restricted stock expense, net of tax	$2,322	$1,476	$3,869	$2,809

Stock Options:
Pre-tax compensation expense	$12,291	$—	$23,612	$—
Tax benefit	(3,637)	—	(6,936)	—

Stock option expense, net of tax	$8,654	$—	$16,676	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$15,864	$2,270	$29,565	$4,322
Tax benefit	(4,888)	(794)	(9,020)	(1,513)

Total share-based compensation expense, net of tax	$10,976	$1,476	$20,545	$2,809

As of June 30, 2006, $54.7 million and $150.5 million of total unrecognized compensation cost related to restricted stock units and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s stock option plan as of June 30, 2006 and changes during the three months ended June 30, 2006 were as follows (in 000’s; except exercise price and number of years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	23,392	$34.14
Granted	1,515	61.71
Exercised	(1,765)	19.16
Forfeited	(271)	48.48

Outstanding at June 30, 2006	22,871	$36.89	6	$627,352

Vested and Expected to Vest at June 30, 2006	21,704	$36.12	6	$612,130

Exercisable at June 30, 2006	10,208	$26.63	4	$384,740

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and July 1, 2005 was $72.6 million and $15.6 million, respectively. Exercise of options during the six months ended June 30, 2006 and July 1, 2005 resulted in cash receipts of $32.4 million and $13 million, respectively. The Company recognized a tax benefit of approximately $25.1 million during the six months ended June 30, 2006 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of June 30, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2006	1,091	$49.94
Forfeited	(20)	52.60
Vested	—	—
Granted	435	61.67

Unvested at June 30, 2006	1,506	$53.29

NOTE 3. ACQUISITIONS AND DIVESTITURES

The Company completed five business acquisitions during the six months ended June 30, 2006. In addition, the Company acquired thirteen businesses during the year ended December 31, 2005. These acquisitions were selected because of their strategic fit with an existing Company business or because they were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2005 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2006 acquisitions and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition as required.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the six months ended June 30, 2006.

The following briefly describes the Company’s acquisition activity for the six months ended June 30, 2006. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2005, reference is made to Note 2 to the Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental Specialties, Inc. for $47 per share. Sybron Dental is a leading manufacturer of a broad range of value-added products for the dental profession and had annual revenues of approximately $650 million in its most recent completed fiscal year. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to June 30, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper, as discussed below, and to a lesser extent from available cash. The Sybron acquisition resulted in the recognition of a preliminary estimate of goodwill of $1.7 billion primarily related to Sybron’s future earnings and cash flow potential and the world-wide leadership position of Sybron in many of its served markets. Sybron has been included in the Company’s Consolidated Statement of Earnings since May 19, 2006.

In the first six months of 2006 the Company acquired four additional companies and product lines for total consideration of approximately $128 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as electronic test, critical care diagnostics, water quality, and sensors and controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The Company recorded an aggregate of $76 million of goodwill related to these acquired businesses. The aggregated annual sales of these four acquired businesses at the date of their respective acquisitions was approximately $70 million.

The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended June 30, 2006 ($ in 000’s):

	Sybron	All Others	Total
Accounts receivable	$103,285	$9,930	$113,215
Inventory	109,413	6,139	115,552
Property, plant and equipment	93,963	3,254	97,217
Goodwill	1,727,678	76,153	1,803,831
Other intangible assets, primarily trade names, customer relationships and patents	364,060	52,200	416,260
Accounts payable	(31,744)	(1,904)	(33,648)
Assumed debt	(181,671)	—	(181,671)
Other assets and liabilities, net	(186,163)	(17,670)	(203,833)

Net cash consideration	$1,998,821	$128,102	$2,126,923

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the six months ended June 30, 2006 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company will also adjust the purchase price allocations of other businesses acquired within the past twelve months for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$2,439,885	$2,290,401	$4,772,085	$4,508,336
Net earnings	304,020	227,455	513,301	423,931
Diluted earnings per share	$0.95	$0.70	$1.60	$1.30

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. - based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for approximately $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company allowed its offer for First Technology to lapse. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to an approximately $3 million break-up fee paid by First Technology to the Company. During the three months ended June 30, 2006, the Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or approximately $0.03 per diluted share) for the sale of these securities including the related break-up fee, net of related transaction costs, which is included in “gain on sales of real estate and other assets” in the accompanying Consolidated Condensed Statement of Earnings.

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to its 2006 acquisitions and certain of its 2005 acquisitions, including Leica and Sybron Dental, and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these restructuring activities include the following ($ in 000’s, except headcount):

	Planned Headcount Reductions			Involuntary Employee Termination Benefits			Facility Closure & Restructuring Cost
	KaVo	All Others	Total	KaVo	All Others	Total	KaVo	All Others	Total
Balance December 31, 2005	59	637	696	$4,674	$23,214	$27,888	$6,837	$15,741	$22,578
Additions related to 2006 acquisitions	—	77	77	—	2,880	2,880	—	3,240	3,240
Reductions (payments) in 2006	(10)	(188)	(198)	(1,402)	(7,515)	(8,917)	(250)	(4,962)	(5,212)
Adjustments to previously provided estimates	—	(9)	(9)	—	1,391	1,391	—	583	583

Balance June 30, 2006	49	517	566	$3,272	$19,970	$23,242	$6,587	$14,602	$21,189

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended June 30, 2006 ($ in millions):

Balance, December 31, 2005	$4,475
Attributable to 2006 acquisitions	1,804
Adjustments to purchase price allocations	(4)
Effect of foreign currency translations	86

Balance, June 30, 2006	$6,361

There were no dispositions of businesses with related goodwill during the six months ended June 30, 2006. The carrying value of goodwill, at June 30, 2006, for the Professional Instrumentation, Industrial Technologies and Tools & Components segments is approximately $4,171 million, $1,996 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. Danaher has nine reporting units closely aligned with the Company’s strategic businesses and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Sensors & Controls, Product Identification, and Medical Technologies. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2005 and no impairment requiring adjustment was identified.

NOTE 5. FINANCING TRANSACTIONS

For a further description of the Company’s financing arrangements, reference is made to Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

The Company’s debt financing as of June 30, 2006 was comprised of $1,773 million of outstanding U.S. and Euro denominated commercial paper issued by the Company and an indirect, wholly-owned subsidiary of the Company, $586 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $250 million of 6% notes due 2008 and $54 million of other borrowings.

In May 2006, the Company established a U.S. commercial paper program, and an indirect wholly-owned financing subsidiary of Danaher established a Euro-commercial paper program under which the Company and its financing subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. All obligations of the financing subsidiary are guaranteed by the Company. The proceeds from issuances under the programs may be used for general corporate purposes, including acquisitions. The Company and its financing subsidiary issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental Specialties Inc. As of June 30, 2006, $703 million remained outstanding under the U.S. program at an average interest rate of 5.1% and $1,070 million in Euro-denominated commercial paper borrowings (€837 million) at an average interest rate of 2.9% remained outstanding under the Euro program.

The financing subsidiary noted above is deemed a variable interest entity under the provisions of FASB Interpretation No. 46 (“FIN 46”) and is not consolidated with the financial results of the Company. Instead, the obligations of the Company to this entity are reflected as debt in the accompanying financial statements. This had no impact on the reported results of operations or financial condition of the Company from what would have been reported if this financing subsidiary was consolidated since the amount and terms of the borrowings from the Company are consistent with those of the variable interest entity.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Agreement”) which the Company entered into in April 2006 to replace two $500 million credit facilities which had fixed terms expiring on June 28, 2006 and July 23, 2008, respectively. The Credit Agreement expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Agreement can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Agreement. In addition, in May 2006 the Company and certain of its subsidiaries entered into an unsecured $700 million multicurrency revolving credit facility (the “Secondary Credit Agreement”) that is also available to backstop the Company’s commercial paper and for working capital and other general corporate purposes. The Secondary Credit Agreement expires on May 8, 2007. Interest is based on either (1) a LIBOR-based formula, or (2) a formula based on the lender’s prime rate or on the Federal funds rate. Both the Credit Agreement and the Secondary Credit Agreement require Danaher to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. There were no borrowings under either the Credit Facility or the Secondary Credit Facility, or either of the terminated credit facilities, during the six months ended June 30, 2006.

The Company has classified $1.5 billion of borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Agreement, to refinance these borrowings for at least one year from the balance sheet date. The remaining commercial paper borrowings are classified as a current obligation.

On July 12, 2006, the Company announced the pricing of a Eurobond offering of €500 million (approximately $630 million), 4.5%, guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623 (the “Eurobond Notes”) to be offered by a financing subsidiary of the Company in a private placement outside the U.S. All obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, are expected to be €496 million and are intended to pay down a portion of the Company’s outstanding commercial paper, and for general corporate purposes. The offering is expected to close on July 21, 2006.

The Company’s LYONs obligations (described in detail in the Company’s 2005 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of June 30, 2006, the accreted value of the outstanding LYONs was $49 per share which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs commencing July 1, 2006 and continuing for any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid is equal to the higher of either 0.0315% percent of the bonds’ market value on the first dividend record date in that six month period or the equivalent common stock dividend. Contingent interest payable for the period July 1, 2006 to December 31, 2006 is approximately $0.5 million. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity

NOTE 6. CONTINGENCIES

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

The following is a rollforward of the Company’s warranty accrual for the six months ended June 30, 2006 ($ in 000’s):

Balance December 31, 2005	$93,137
Accruals for warranties issued during the period	42,204
Changes in estimates related to pre-existing warranties	—
Settlements made	(42,846)
Additions due to acquisitions	205

Balance June 30, 2006	$92,700

NOTE 7. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For additional disclosure on the Company’s pension and employee benefits plans, please refer to Notes 8 and 9 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three and six months ended June 30, 2006 and July 1, 2005, respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$0.4	$0.5	$2.5	$0.5
Interest cost	8.3	7.9	4.6	1.1
Expected return on plan assets	(9.7)	(9.2)	(3.1)	(0.7)
Amortization of loss	3.6	3.4	0.4	—

Net periodic cost	$2.6	$2.6	$4.4	$0.9

	Six Months Ended
	US		Non-US
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$0.8	$1.0	$4.9	$1.0
Interest cost	16.7	15.8	9.1	2.2
Expected return on plan assets	(19.4)	(18.4)	(6.1)	(1.4)
Amortization of loss	7.2	6.8	0.7	—

Net periodic cost	$5.3	$5.2	$8.6	$1.8

Other Post-Retirement Benefits

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.4	1.7	2.8	3.4
Amortization of prior service credits	(1.6)	(1.1)	(3.2)	(2.2)
Amortization of loss	1.2	1.0	2.4	2.0

Net periodic cost	$1.2	$1.8	$2.4	$3.6

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2005 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2006. As of June 30, 2006, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2006. The Company’s contributions to non-US plans are substantially in line with amounts disclosed in the 2005 Annual Report Form on Form 10-K.

NOTE 8. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock is summarized as follows (in 000’s, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2006:

Basic EPS	$314,522	307,859	$1.02
Adjustment for interest on convertible debentures	2,239	—
Incremental shares from assumed exercise of dilutive options	—	4,106
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$316,761	324,003	$0.98

For the Three Months Ended July 1, 2005:

Basic EPS	$229,020	309,639	$0.74
Adjustment for interest on convertible debentures	2,194	—
Incremental shares from assumed exercise of dilutive options	—	7,047
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$231,214	328,724	$0.70

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2006:

Basic EPS	$530,241	307,348	$1.73
Adjustment for interest on convertible debentures	4,472	—
Incremental shares from assumed exercise of dilutive options	—	4,638
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$534,713	324,024	$1.65

For the Six Months Ended July 1, 2005:

Basic EPS	$417,276	309,759	$1.35
Adjustment for interest on convertible debentures	4,375	—
Incremental shares from assumed exercise of dilutive options	—	7,260
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$421,651	329,057	$1.28

NOTE 9. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2005 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2006 acquisitions (see Note 3). Segment results for the three and six months ended July 30, 2006 and July 1, 2005 are shown below ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2005	July 1, 2005
Sales:
Professional Instrumentation	$1,227,499	$871,183	$2,282,819	$1,700,138
Industrial Technologies	799,785	746,136	1,561,178	1,432,671
Tool and Components	322,480	311,308	649,428	621,766

	$2,349,764	$1,928,627	$4,493,425	$3,754,575

Operating Profit:
Professional Instrumentation	$214,050	$166,977	$373,432	$312,383
Industrial Technologies	121,553	113,870	233,047	202,849
Tool and Components	47,483	46,467	88,283	93,420
Other	(1,804)	(6,293)	(16,409)	(15,794)

	$381,282	$321,021	$678,353	$592,858

The Company has included the gain on the sale of the First Technology plc stock (refer to Note 3 for additional information) as a component of “other” in the above operating profit summary. Stock option compensation expense in 2006 is allocated to both the segments and “other” based on relative participation in the Company’s stock option program (refer to Note 2 for additional information).

NOTE 10. NEW ACCOUNTING STANDARDS

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Note 2 for further discussion.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with the SEC, or in the Company’s communications and discussions through webcasts, phone calls and conference calls, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions, earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program or potential acquisitions; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

Danaher is a multinational corporation with global operations. Approximately 47% of Danaher’s sales were derived outside the United States in 2005. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on Danaher’s consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

While differences exist among the Company’s businesses, the Company generally continued to see broad-based market expansion during 2005 which continued during the first half of 2006. Growth rates for both the first and second quarters of 2006 exceeded growth rates for each of the quarters of 2005, which management believes reflects the impact of strong global economic conditions, the continued shift of the Company’s operations into higher growth sectors of the economy, the Company’s investments in growing new markets and products and comparisons against more modest sales growth periods in 2005.

Consolidated sales for the three months ended June 30, 2006 increased approximately 21.5% over the comparable period of 2005. Sales from existing businesses for the comparable quarter (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed slightly more than 6.0% growth. Acquisitions accounted for approximately 15.5% growth. The impact of currency translation on sales was negligible as the U.S. dollar was stable against other major currencies in the second quarter of 2006 compared to the comparable quarter of the prior year.

For the six months ended June 30, 2006, consolidated sales increased approximately 19.5% over the comparable period in 2005. Sales from existing businesses for the period contributed approximately 7.0% growth. Acquisitions accounted for approximately 14.0% growth. Currency translation negatively impacted reported sales by 1.5%, primarily as a result of the strengthening of the U.S. dollar against other major currencies in the first quarter of 2006 compared with the same period of 2005.

The growth in sales resulting from acquisitions in the three and six month periods ended June 30, 2006 primarily related to acquisitions in the Company’s medical technologies business. During 2005, the Company acquired four medical technologies businesses, the largest being the acquisition of Leica Microsystems AG in August 2005. Leica Microsystems is a leading global provider of life sciences instrumentation and had annual revenues of approximately $540 million at the date of acquisition (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested).

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental Specialties, Inc. (Sybron Dental) for $47.00 per share. Sybron Dental is a leading manufacturer of a broad range of value-added products for the dental profession and had annual revenues of approximately $650 million in its most recent completed fiscal year. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Sybron Dental, together with Leica Microsystems and the other medical technologies businesses acquired by the Company since 2004, are expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses.

Danaher financed the Sybron Dental acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. Under the global commercial paper program which the Company established in May 2006, the Company, or an indirect wholly-owned financing subsidiary of the Company, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion (or the equivalent amount in other currency denominations. As of June 30, 2006, the Company and its finance subsidiary had $1,773 million in borrowings outstanding under the program, of which $703 million was outstanding under the U.S. program at an average interest rate of 5.1% and $1,070 million was outstanding in Euro-denominated commercial paper borrowings (€837 million) at an average interest rate of 2.9%. Also during the quarter ended June 30, 2006, the Company entered into an unsecured, $1.5 billion multicurrency revolving credit facility which expires on April 25, 2011, and an unsecured $700 million multicurrency revolving credit facility which expires on May 8, 2007. These facilities replaced the Company’s two existing $500 million credit facilities, and are available to backstop the Company’s commercial paper issuances and for working capital and other general corporate purposes.

On July 12, 2006, the Company announced the pricing of a Eurobond offering of €500 million (approximately $630 million), 4.5%, guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623 (the “Eurobond Notes”) to be offered by a financing subsidiary of the Company in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, are expected to be €496 million and are intended to pay down a portion of the Company’s outstanding commercial paper, and for general corporate purposes. The offering is expected to close on July 21, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) which requires the Company to expense stock-based compensation. The Company has adopted SFAS No. 123R using the modified prospective application method of adoption, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.

Operating profit margins for the Company were 16.2% in the three months ended June 30, 2006 compared to 16.6% in the comparable period of 2005. Operating profit margin improvements in the Company’s existing operations were offset by the lower operating margins of acquired businesses, primarily Leica and Sybron Dental Specialties, which diluted Company operating profit margins by approximately 120 basis points for the quarter. In addition, as indicated above the Company recorded compensation cost related to stock awards which decreased reported operating profit by approximately $12.3 million during the three months ended June 30, 2006 and contributed to an approximate 50 basis point reduction in operating profit margins between periods. Operating profit margin comparisons for the three months ended June 30, 2006 compared with the comparable period of 2005 are also impacted by gains related to the sale of a business and the collection of a previously reserved note receivable which contributed approximately 45 basis points to the operating profit margins for the second quarter of 2005 as well as the gain on the sale of the Company’s investment in First Technology plc which contributed approximately 60 basis points to the operating profit margins for the second quarter of 2006.

Operating profit margins for the Company were 15.1% for six months ended June 30, 2006 compared to 15.8% in the comparable period of 2005. Operating profit margin improvements in the Company’s existing operations were offset by the lower operating margins of the acquired businesses, primarily Leica, which diluted Company operating profit margins by approximately 90 basis points for the six months ended June 30, 2006. Stock compensation expense of $23.6 million accounted for an approximate 50 basis point decrease in operating profit margins in 2006 compared to 2005. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company which reduced operating margins for the six months ended June 30, 2006 by approximately 10 basis points. Operating margins for the comparable period of 2005 also included the impact of a first quarter gain on the sale of real estate totaling $5.3 million which benefited operating margins for the first six months of 2005 by approximately 10 basis points.

Operating profit margins from existing businesses for the three and six month periods ended June 30, 2006 benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses, including Leica and Sybron Dental, in future periods.

The Company’s effective income tax rate of 19.3% for the six month period ended June 30, 2006 reflects benefits associated with lower valuation allowances related to foreign tax credit carryforwards and favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves. The Company expects the tax rate for the remainder of 2006 to be approximately 27%.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, increasing significance of technology and intellectual property in the businesses in which the Company operates and recent increases in raw material costs. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Sybron Dental Specialties, Company management and other personnel are devoting significant attention to the successful integration of this business into the Danaher organization.

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales and profits are derived from foreign countries. Sales and profits of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales and profits are affected by changes in currency rates, which are outside of the control of management. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales and profit in the Company’s consolidated financial statements. The Company anticipates that the issuance of Eurobond notes, as well as the European component of the commercial paper program, will provide a natural hedge to a portion of the Company’s European net asset position.

As noted above, the impact of currency translation during the first six months of 2006 when compared to the analogous period in 2005 reduced reported sales by approximately 1.5%. However, the U.S. Dollar weakened against other major currencies in the second quarter of 2006 and approximated the exchange rates during 2005. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results in the second half of 2006 compared to the second half of 2005. Applying the exchange rates in effect at June 30, 2006 to the translation of the Company’s results of operations for the second half of 2005 would result in approximately 1% higher overall Company sales for the second half of 2005 than what was actually reported using the rates in effect during the year ended December 31, 2005. Any further weakening of the U.S. Dollar against other major currencies would benefit the Company’s sales and results of operations. Any strengthening of the U.S. Dollar against other major currencies would adversely impact the Company’s sales and results of operations.

RESULTS OF OPERATIONS

The following table summarizes sales by business segment for each of the periods indicated:

	Three Months Ended		Six Months Ended
($ in 000’s)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Professional Instrumentation	$1,227,499	$871,183	$2,282,819	$1,700,138
Industrial Technologies	799,785	746,136	1,561,178	1,432,671
Tools and Components	322,480	311,308	649,428	621,766

Total	$2,349,764	$1,928,627	$4,493,425	$3,754,575

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment is Danaher’s largest segment and encompasses three strategic businesses: Environmental, Electronic Test, and Medical Technologies. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems; critical care diagnostic instruments, life sciences instrumentation and a wide range of equipment and consumable products used by dental professionals.

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$1,227,499	$871,183	$2,282,819	$1,700,138
Operating profit	214,050	166,977	373,432	312,383
Operating profit as a % of sales	17.4%	19.2%	16.4%	18.4%

Segment Overview

Sales of the Professional Instrumentation segment increased 41% in the three months ended June 30, 2006 over the comparable period in 2005. Sales from existing businesses for this segment contributed an increase of 6%, compared with 2005, due to sales increases in substantially all of the businesses in this segment. Acquisitions accounted for a 35% increase in segment sales in the three months ended June 30, 2006 over the comparable period in 2005. The impact of currency translation on reported sales was negligible in the period. Price increases contributed 1% to the growth in the three months ended June 30, 2006, and are included in the increase in sales from existing businesses.

Segment sales increased 34.5% for the first six months of 2006 compared to the comparable period in 2005. Sales from existing businesses for this segment accounted for 6% growth. Acquisitions accounted for 30% increase in segment sales. Currency translations impact accounted for a 1.5% decline in reported sales. Price increases contributed 1% to the growth in the six months ended June 30, 2006, and are included in the increase in sales from existing businesses.

Operating profit margins for the segment were 17.4% and 16.4% in the three and six months ended June 30, 2006,

respectively, compared to 19.2% and 18.4% in the respective comparable periods of 2005. Operating profit margin improvements in the Company’s existing operations were more than offset by the lower operating margins of acquired businesses, primarily Leica and Sybron Dental Specialties, which diluted segment operating profit margins by over 320 basis points and 240 basis points for the three and six months ended June 30, 2006. In addition, as required by SFAS 123R, beginning in the first quarter of 2006 the Company began recording compensation cost related to stock awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards. This compensation cost decreased reported segment operating profit by $4.4 million and $ 8.4 million in the three and six month periods ended June 30, 2006, respectively, and contributed to an approximate 35 basis point reduction in operating profit margins in each of the three and six month periods ended June 30, 2006, as compared to the prior year periods. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company which reduced operating margins for the first six months of 2006 by approximately 20 basis points on a year over year basis. Additionally, the Company incurred higher product development spending, including a loss incurred on a product development venture, which further reduced operating profit margins for the first quarter of 2006. Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives are both expected to further improve operating margins at both existing and newly acquired businesses, including Leica and Sybron, in the segment in future periods.

Overview of Businesses within Professional Instrumentation Segment

Medical Technologies. The medical technologies business represented 41% of segment sales in the three months ended June 30, 2006. The Company established the medical technologies business with the acquisitions of Radiometer and Gendex in the first quarter of 2004 and added to this business with the acquisition of KaVo in May 2004, Leica in August 2005 and four smaller companies in 2005 and 2006. In May 2006, the Company added to the medical technologies business with the acquisition of Sybron Dental Specialties, a leading manufacturer of a broad range of products for the dental profession with annual revenues of approximately $650 million in the most recent fiscal year prior to acquisition. Medical technologies sales increased 130.0% during the first quarter of 2006 over the comparable 2005 period. Sales from existing businesses accounted for 5.5% growth compared with 2005. Acquisitions accounted for 124.5% growth. Currency translation impacts were negligible.

For the six months ended June 30, 2006, sales from the Company’s medical technologies business increased 108.0% compared to the same period of 2005. Sales from existing business accounted for 5.5% growth compared with 2005. Acquisitions accounted for 105.0% growth. Currency translation accounted for a 2.5% decline in sales for the period.

Radiometer’s critical care diagnostics business experienced mid-single digit growth in both the three and six month periods ended June 30, 2006 over the comparable 2005 periods. The Company experienced strong sales of instruments and accessories in Europe for the three months ended June 30, 2006. The dental equipment businesses also experienced mid-single digit growth in both the three and six month periods ended June 30, 2006 over the comparable 2005 periods due to strength in the instrument product lines as well as strong sales of imaging product lines in North America and Asia driven by the introduction of new digital imaging product offerings in the second half of 2005. Leica’s life science instrumentation business experienced mid-single digit growth compared with the prior year. Sybron Dental Specialties experienced growth at rates consistent with that reported prior to the acquisition. Both Leica and Sybron Dental Specialties sales are reported as components of acquisition growth above.

Environmental. Sales from the Company’s environmental businesses, representing 37% of segment sales for the three months ended June 30, 2006, increased 9% in the second quarter of 2006 compared to the comparable period of 2005. Sales from existing businesses accounted for 6.5% growth in the second quarter of 2006 compared with the prior year period. Acquisitions completed in 2005 and 2006 accounted for 2% growth. Currency translation accounted for a 0.5% growth in sales.

For the six months ended in June 30, 2006, sales from the Company’s environmental business increased 6.5% compared to the same period of 2005. Sales from existing business provided 6.0% growth. Acquisitions accounted for 2% growth. Currency translation accounted for a 1.5% decline in sales.

The Company’s water quality businesses reported mid-single digit growth for both the three and six month periods of 2006 primarily as a result of strength in Hach/Lange’s laboratory and process instrumentation products in both the North American and European markets. Sales in Asia grew at double digit rates reflecting continued penetration of these markets.

The Company’s Hach Ultra Analytics business reported low-single digit growth for the three and six month periods of 2006 driven by mid-single digit sales growth in Europe and strong growth in China and other Asian power and electronics markets. These gains were offset somewhat by a decline in sales in North America, reflecting in part a difficult comparable sales period in 2005 due to large projects not repeating. The business continues to focus on growing markets in developing countries such as India and China to enhance its growth prospects. Sales growth from acquired businesses primarily reflects the impact of three smaller acquisitions completed in 2005 and 2006.

The Gilbarco Veeder-Root retail petroleum environment and automation business reported mid-single digit growth for the three and six month periods of 2006 driven by a favorable reception in all major regions for the business’ newly introduced dispensing equipment, as well as extensive refurbishment activity now underway in Europe and regulatory drivers in Mexico. In addition, the business’ recently updated retail point-of -sale system continues to show growth.

Electronic Test. Electronic test sales, representing 22% of segment sales in the three months ended June 30, 2006, increased 13.5% during the three months ended June 30, 2006 over the comparable 2005 period. Sales from existing businesses accounted for 5.5% growth compared with 2005. Acquisitions accounted for 9% growth. Currency translation accounted for a 1.0% decline in sales.

Electronic test sales for the six months ended June 30, 2006 grew 14% compared to the same period in 2005. Sales from existing businesses accounted for 7% growth. Acquisitions accounted for 8.5% growth. Currency translation impacts accounted for a 1.5% decline in sales.

Sales growth from existing businesses in the three months ended June 30, 2006 reflects the continuation of the strong growth experienced throughout 2005, though second quarter growth rates slowed somewhat from first quarter growth rates as the businesses compare against stronger growth periods in 2005. The business experienced high-single digit growth in traditional industrial channels primarily in Europe and Asia with somewhat lower growth rates in the U.S. The Company’s network-test business reported low-single digit growth and mid-single digit growth in the three and six month periods ended June 30, 2006, respectively, compared to the same period of 2005. Sales growth continued despite comparisons with an exceptionally strong comparable period in the second quarter of 2005 due primarily to strong cable test equipment sales, particularly in Europe and Asia, offset somewhat by softness in network test equipment sales in telecommunication markets.

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

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$799,785	$746,136	$1,561,178	$1,432,671
Operating profit	121,553	113,870	233,047	202,849
Operating profit as a % sales	15.2%	15.3%	14.9%	14.2%

Segment Overview

Sales of the Industrial Technologies segment increased 7% in the three months ended June 30, 2006 over the comparable period in 2005. Sales from existing businesses for this segment accounted for 7.5% growth in 2006 compared with 2005, reflecting broad based growth throughout the businesses in the segment, particularly the motion, product identification and aerospace and defense businesses. Acquisitions had a negative 0.5% impact on sales comparisons between the three months ended June 30, 2006 and the comparable period of 2005 as the 2005 period benefited from one acquisition catching up a one-month lag in reporting in the second quarter of 2005. Currency translation impacts were negligible for the quarter. Prices accounted for 1.5% of sales growth in the three months ended June 30, 2006 compared to the comparable period of 2005 and the impact of that increase is reflected in sales from existing businesses.

Segment sales increased 9% for the first six months of 2006 compared to the comparable period in 2005. Sales from existing businesses for this segment accounted for 9% growth. Several small acquisitions in 2005 and the first quarter of 2006 accounted for a 1% increase in segment sales. Currency translation accounted for a 1% decline in reported sales. Price increases contributed 1.0% to the growth in the six months ended June 30, 2006, and are included in the increase in sales from existing businesses.

Operating profit margins for the segment were 15.2% and 14.9% in the three and six month periods ended June 30, 2006, respectively, compared to 15.3% and 14.2% in the respective comparable periods of 2005. The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives completed during 2005 and 2006, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. These improvements were partially offset by the implementation of SFAS 123R, as discussed above, which decreased reported segment operating profit by $3.0 million and $6.5 million in the three and six months periods ended June 30, 2006, respectively, and contributed to an approximate 40 basis point reduction in operating profit margins in the three and six months periods ended June 30, 2006, in each case compared to the comparable 2005 period. Operating profit margin comparisons for the three months ended June 30, 2006 compared with the comparable period of 2005 are also impacted by gains related to the sale of a business and the collection of a previously reserved note receivable which increased the operating profit margins for the second quarter of 2005 by approximately 130 basis points. Businesses acquired since the first quarter of 2005 had no dilutive impact on overall operating profit margins for the quarter. The ongoing application of the Danaher Business System in each of the segment’s businesses, and the segment’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing 34% of segment sales in the quarter, increased 8% in the three months ended June 30, 2006 over the comparable 2005 period. Sales from existing businesses accounted for 7.5% growth in 2006 compared with 2005, acquisitions contributed 0.5% to reported growth and currency translation impacts were negligible.

For the six months ended June 30, 2006, sales from the Company’s motion businesses increased 5% compared to the same period of 2005. Sales from existing businesses accounted for 6% growth in 2006 compared with 2005, acquisitions contributed 1% to reported growth and currency translation reduced reported sales by 2%.

Growth rates from existing businesses increased from 2005 levels and were broad based both geographically and across product lines. The Company experienced the highest growth rates in its controls businesses during the three months ended June 30, 2006 due to recent design wins, with continued strong sales growth in standard and custom motors, particularly in North America. Expanding sales to the electronic vehicle systems markets, sales of motors and linear products into the semi-conductor and electric assembly markets also contributed to growth for the three and six month periods ended June 30, 2006.

Product Identification. The product identification businesses accounted for 27% of segment sales in the quarter. For the three months ended June 30, 2006, product identification sales grew 3% compared to the comparable period of 2005. Sales from existing businesses accounted for 7.0% growth in the three months ended June 30, 2006 compared with 2005. Acquisitions had a negative 4% impact on sales comparisons between the three months ended June 30, 2006 and the comparable period of 2005 as the 2005 period benefited from one acquisition catching up a one-month lag in reporting in the second quarter of 2005. Currency translation impacts were negligible during the quarter.

For the six months ended June 30, 2006, sales from the product identification businesses increased 8.5% compared to the same period in 2005. Existing businesses provided 9% growth and currency impacts accounted for approximately 0.5% decline in sales. For the six month period ended June 30, 2006, there was no impact on sales growth resulting from acquisitions.

Growth in sales from existing businesses was driven by strong systems installation sales by the Accu-Sort scanning business. In addition, sales of Videojet marking systems equipment and related parts and supplies increased at mid-single digit growth rates due to sales to the United States Postal Service and increases in equipment and service sales in North America and China offset somewhat by lower growth in Europe. The Company expects growth rates to decline in the second half of 2006 as many of the lower margin contracts with USPS are completed and the business begins to compare against periods that include the benefit of those contracts.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 9.6% sales growth in the three months ended 2006. This growth was primarily driven by strong sales growth from existing businesses in the Company’s aerospace and defense and sensors and controls businesses.

For the six months period ended June 30, 2006, sales of the focused niche businesses grew 13.0% compared to the comparable period in 2005 for the same reasons noted above with respect to the quarter.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 1, 2006	July 1, 2005	June 1, 2006	July 1, 2005
Sales	$322,480	$311,308	$649,428	$621,766
Operating profit	47,483	46,467	88,283	93,420
Operating profit as a % sales	14.7%	14.9%	13.6%	15.0%

Sales in the Tools & Components segment increased 3.5% in the three months ended June 30, 2006 compared to the comparable 2005 period. Sales from existing businesses contributed 3.5% to overall growth for the segment, including 2% growth due to price increases that the Company has implemented as a result of cost increases in steel and other commodities. Sales from existing businesses contributed 4.5% to overall growth for the segment in the six month period, including 2% growth due to price increases. Currency impacts were negligible for both the three and six month periods ended June 30, 2006 and there were no acquisitions or divestitures during 2005 or 2006.

Mechanics hand tools sales, representing approximately two-thirds of segment sales in the quarter, grew 4% and 4.5% for the three and six months ended June 30, 2006, respectively, compared with the analogous 2005 periods. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which achieved low-double digit growth during the period driven by increases in both the number of distributors and their average purchase levels. The retail mechanics’ hand tools business declined at low-single digit levels during the second quarter of 2006 compared with 2005. As indicated in prior reports, the integration of Sears, a major customer of the segment, and Kmart has resulted in reductions in promotional activity which have reduced the business’ first and second quarter 2006 sales growth. These declines at Sears were partially offset by strong growth at the business’ other retail customers as well as strength in the professional distribution markets. The segment’s niche businesses also experienced low-single digit growth during the first quarter of 2006 due primarily to strength in the truck box and engine retarder businesses.

Operating profit margins for the segment were 14.7% and 13.6% in the three and six month periods ended June 30, 2006 compared to 14.9% and 15.0% in the respective comparable periods of 2005. Operating margins for the six months ended July 1, 2005 included the impact of a gain on the sale of real estate totaling $5.3 million ($3.9 million after taxes). This real estate gain increased six months ended July 1, 2005 operating profit margins by approximately 85 basis points. In addition, implementation of SFAS 123R in the first quarter of 2006 decreased reported segment operating profit by $1.3 million and $2.8 million in three and six months ended June 30, 2006, respectively, and contributed to an approximate 40 basis point reduction in operating profit margins in both the three and six months ended June 30, 2006, in each case compared to the comparable 2005 period. Operating profit margins before the impact of stock option compensation during the three months ended June 30, 2006 improved primarily due to the impact of leverage from higher sales levels and the benefit of restructuring actions taken in 2005, offset somewhat by the impact of higher overall material costs, such as steel, lead and copper, and lower production levels in the Company’s mechanics hand tools and chuck businesses.

GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in 000’s)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$2,349,764	$1,928,627	$4,493,425	$3,754,575
Cost of sales	1,317,653	1,079,024	2,544,625	2,129,788

Gross profit	1,032,111	849,603	1,948,800	1,624,787
Gross profit margin	43.9%	44.1%	43.4%	43.3%

Gross profit margins for the three and six month periods ended June 30, 2006 were adversely impacted by the higher proportion of sales attributable to certain lower margin businesses including the Gilbarco Veeder-Root business, the motion businesses and sales to the United States Postal Service in the product identification business. The Company’s gross profit margins continue to benefit from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices to offset some of the impact of cost and surcharges related to steel and other commodity purchases also contributed to gross profit improvement. These improvements were partially offset by a loss incurred in the first quarter of 2006 on a product development venture, which further reduced gross margins for the six month period ended June 30, 2006. These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in 000’s)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$2,349,764	$1,928,627	$4,493,425	$3,754,575
Selling, general and administrative expenses	666,446	537,158	1,286,064	1,045,840
SG&A as a % of sales	28.4%	27.9%	28.6%	27.9%

In the three and six months ended June 30, 2006, selling, general and administrative expenses increased 50 and 70 basis points, respectively, from the analogous 2005 periods. This increase is due primarily to the impact of implementation of SFAS 123R in the first quarter of 2006 increased operating expenses by $12.3 million and $23.6 million in the three and six months ended June 30, 2006, respectively, and contributed to an approximate 50 basis point increase in selling, general and administrative expenses in the three and six month periods ended June 30, 2006 compared against the respective 2005 periods. In addition, increases in selling general and administrative expenses associated with recently acquired businesses (principally Leica and Sybron) and their higher relative operating expense structures, as well as additional spending to fund growth opportunities throughout the Company, were offset by increased leverage from higher sales levels in the period. The Company also recorded a $4.5 million impairment of a minority interest in a medical technologies company in the first quarter of 2006, which increased operating expenses for the six month period ended June 30, 2006 by approximately 10 basis points compared with the comparable period in 2005.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $17.5 million in the three months ended June 30, 2006 was approximately $4.7 million higher than the corresponding 2005 period. Interest expense of $27.3 million in the six months ended June 30, 2006 was approximately $1.0 million higher than in the corresponding 2005 period. The increase in interest expense in both the three and six month periods ending June 30, 2006 compared to the analogous 2005 periods is due to higher debt levels during the periods, primarily due to borrowings incurred to fund the acquisitions of Leica and Sybron Dental Specialties.

Interest income of $4.0 million and $5.8 million was recognized in the three and six month periods ended June 30, 2006, respectively, which represents a reduction in interest income from the corresponding periods of 2005. Average invested cash balances decreased over the first six months of 2006 compared to the first six months of 2005 due to employing these cash balances to complete several acquisitions, finance repurchases of the Company’s outstanding common stock in the second half of 2005 and repay the previously outstanding Eurobonds in July 2005.

INCOME TAXES

The effective tax rate for the first six months of 2006 was 19.3%, 8.2 percentage points lower than the effective rate for the first six months of 2005. The Company’s effective income tax rate for the six month period ended June 30, 2006 benefited by $52 million or $0.16 per diluted share ($49 million or $0.15 per diluted share during the three months ended June 30, 2006) as a result of lower valuation allowances related to foreign tax credit carryforwards that are now expected to be realized and the favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves. The Company’s effective tax rate also continues to benefit from to the effect of a higher proportion of foreign earnings in the first six months of 2006 compared to the comparable period of 2005. These positive impacts were partially mitigated by a higher effective tax rate applicable to the second quarter 2006 gain on the sale of shares of First Technology, plc (see Note 3 to the Notes to Consolidated Condensed Financial Statements) which increased the overall provision by $1.5 million compared to what would have been incurred using the Company’s overall effective tax rate. The effective tax rate for the balance of 2006 is expected to be approximately 27.0%.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, material audit assessments and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s estimated effective tax rate for the remainder of 2006 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2005, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $2.1 billion.

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

INFLATION

The effect of broad based inflation on the Company’s operations has not significantly impacted the Company’s overall results of operations in either the first six months of 2006 or 2005. The Company has experienced cost increases in steel, copper, aluminum, petroleum-based products and other commodities during these periods which have impacted certain businesses. The Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at June 30, 2006, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $4 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Company anticipates that the expected issuance of Eurobond notes described below, as well as the European component of the commercial paper program which as of June 30, 2006, had outstanding borrowings of €837 million, will provide a natural hedge to a portion of the Company’s European net asset position.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Six Months Ended June 30, 2006	Six Months Ended July 1, 2005
Total operating cash flows	$651,633	$594,589

Purchases of property, plant and equipment	(59,320)	(56,921)
Cash paid for acquisitions	(2,126,923)	(296,026)
Cash paid for investment in acquisition target	(84,102)	—
Proceeds from sale of investment and divestitures	98,485	22,100
Other sources	3,144	9,013

Net cash used in investing activities	(2,168,716)	(321,834)

Proceeds from the issuance of common stock	60,407	24,229
Borrowings, net of repayments	1,433,716	(9,432)

Purchase of treasury stock	—	(49,578)
Payment of dividends	(12,270)	(9,267)

Net cash provided by (used in) financing activities	1,481,853	(44,048)

•	In May 2006, the Company acquired all of the outstanding shares of Sybron Dental Specialties, Inc. for total consideration of approximately $2 billion, including transaction costs and net of $94 million of cash acquired, and the assumption of approximately $182 million of debt. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. Under the Company’s newly established global commercial paper program, the Company, or an indirect wholly-owned financing subsidiary of the Company, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion (or the equivalent amount in other currency denominations). As of June 30, 2006, the Company had $1,773 million in borrowings outstanding under the program, of which $703 million was denominated in U.S. Dollars and $1,070 million (€837 million) was denominated in Euros.

•	On April 25, 2006, the Company terminated its two existing $500 million credit facilities which had fixed terms expiring on June 28, 2006 and July 23, 2008, respectively, and entered into a $1.5 billion multicurrency revolving credit facility which expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. On May 9, 2006, the Company and certain of its subsidiaries also entered into an unsecured $700 million multicurrency revolving credit facility which expires on May 8, 2007.

•	On July 12, 2006, the Company announced the pricing of a Eurobond offering of €500 million (approximately $630 million), 4.5%, guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, are expected to be €496 million and are intended to pay down a portion of the Company’s outstanding commercial paper, and for general corporate purposes. The offering is expected to close on July 21, 2006.

•	Operating cash flow, a key source of the Company’s liquidity, was $652 million for the first six months of 2006, an increase of $57 million, or approximately 10% as compared to the comparable period of 2005. Earnings growth contributed $113 million to the increase in operating cash flow in 2006 compared to the comparable period of 2005, and non-cash stock compensation expense and increases in depreciation and amortization also positively impacted cash flow. Non-cash reductions of previously provided tax reserves positively impacted net earnings but adversely impacted the comparison of operating cash flow as a percentage of net earnings. Operating working capital was a source of cash flow for the first six months of 2006 however at lower levels than during the first six months of 2005.

•	As of June 30, 2006, the Company held approximately $285 million of cash and cash equivalents.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Cash flows from operating activities can however fluctuate significantly from period to period, as working capital needs, tax timing differences, pension funding decisions and other items can significantly impact cash flows.

Operating cash flow, a key source of the Company’s liquidity, was $652 million for the six month period ended June 30, 2006, an increase of $57 million, or approximately 10% as compared to the comparable period of 2005. Earnings growth contributed $113 million to the increase in operating cash flow during this period. Earnings growth for the six months ended June 30, 2006 includes approximately $52 million in non-cash benefit from the reduction of tax reserves which adversely impacts the comparison with operating cash flow as a percentage of net earnings. In addition, the Company recorded stock option expense of $24 million for the first six months of 2006 as required by SFAS 123R – Share Based Payments which impacted earnings but does not require the use of cash. Operating cash flows also benefited from increased depreciation and amortization charges during the six month period of approximately $8 million compared to the analogous period of 2005.

On an overall basis, turnover of operating working capital, which the company defines as accounts receivable plus inventory less accounts payable, improved during the six month period ended June 30, 2006 compared to the same period of 2005. However, the year-over-year improvement in the first half of 2006 was less than the year-over-year improvement in the first half of 2005 as the Company increased its investment in operating working capital to support an increasing growth environment.

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

Investing Activities

Net cash used in investing activities was $2,169 million in the first six months of 2006 compared to approximately $322 million of net cash used in the comparable period of 2005. Gross capital spending of $59 million for the first six months of 2006 increased $2 million from the first six months of 2005, due primarily to capital spending relating to new acquisitions, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2006, the Company expects capital spending of approximately $140 to $150 million, though actual expenditures will ultimately depend on business conditions. Disposals of fixed assets yielded approximately $3 million of cash proceeds during the first six months of 2006 due to the sale of three parcels of real estate and miscellaneous equipment. Disposals of fixed assets yielded $9 million of cash proceeds during the comparable period of 2005 related to a sale of a building which generated a pre-tax gain $5.3 million in the first six months of 2005 and was included as a component of “gains on sales of real estate and other assets” in the accompanying Consolidated Statements of Earnings.

In addition, as discussed below, the Company completed five business acquisitions during the six months ended June 30, 2006, the most significant being the May 2006 acquisition of Sybron Dental Specialties. All of the acquisitions during this period resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental Specialties, Inc. for $47 per share. Sybron Dental is a leading manufacturer of a broad range of value-added products for the dental profession and had annual revenues of approximately $650 million in its most recent completed fiscal year. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to June 30, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper, as discussed below, and to a lesser extent from available cash.

Total consideration for the other four businesses acquired in the first six months of 2006 was approximately $128 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in the market segments of electronic test, critical care diagnostics, water quality and sensors and controls. These companies were all acquired to complement existing units of the Professional Instrumentation or Industrial Technologies segments. The aggregate annual sales of these four acquired businesses were approximately $70 million at the time of their respective acquisitions.

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for approximately $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company lapsed its offer for First Technology. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to an approximately $3 million break-up fee paid by First Technology to the Company. The Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or approximately $0.03 per diluted share) on the sale of these securities and the related break-up fee, net of related transaction costs, during the three months ended June 30, 2006.

Financing Activities and Indebtedness

Financing activities generated cash of $1,482 million during the first six months of 2006 compared to a use of cash of $44 million used during the comparable period of 2005. The increase in cash generated from financing activities was primarily due to the borrowings to finance the acquisition of Sybron Dental Specialties, net of repayment of debt and dividends in the first six months of 2006. Total debt was $2,663 million at June 30, 2006 compared to $1,042 million at December 31, 2005.

The Company’s debt financing as of June 30, 2006 was comprised primarily of $1,773 million of outstanding U.S. and Euro denominated commercial paper, $586 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”), $250 million of 6% notes due 2008 (subject to the interest rate swaps described above) and $54 million of other borrowings.

Primary short-term liquidity needs are provided through U.S. commercial paper and Euro commercial paper issuances. On May 5, 2006, the Company entered into a dealer agreement and related documents in connection with the establishment of a U.S. commercial paper program, and on May 8, 2006, an indirect wholly-owned financing subsidiary of Danaher entered into a dealer agreement and related documents in connection with a Euro-commercial paper program. Under the U.S. and Euro programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. The Company may use proceeds from issuances under the programs for general corporate purposes, including in connection with acquisitions. The Company and its financing subsidiary issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental Specialties Inc. As of June 30, 2006, $703 million remained outstanding under the U.S. program at an average interest rate of 5.1% and $1,070 million in Euro-denominated commercial paper borrowings (€837 million) with an average interest rate of 2.9% remained outstanding under the Euro program.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Agreement”) which the Company entered into in April 2006 to replace two $500 million credit facilities which had fixed terms expiring on June 28, 2006 and July 23, 2008, respectively. The Credit Agreement expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Agreement can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Agreement. In addition, in May 2006 the Company and certain of its subsidiaries entered into an unsecured $700 million multicurrency revolving credit facility (the “Secondary Credit Agreement”) that is also available to backstop the Company’s commercial paper and for working capital and other general corporate purposes. The Secondary Credit Agreement expires on May 8, 2007. Interest is based on either (1) a LIBOR-based formula, or (2) a formula based on the lender’s prime rate or on the Federal funds rate. Both the Credit Agreement and the Secondary Credit Agreement require Danaher to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. There were no borrowings under either the Credit Facility or the Secondary Credit Facility, or either of the terminated credit facilities, during the six months ended June 30, 2006.

On July 12, 2006, the Company announced the pricing of a Eurobond offering of €500 million (approximately $630 million), 4.5%, guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623 (the “Eurobond Notes”) to be offered by a financing subsidiary of the Company in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, are expected to be €496 million and are intended to pay down a portion of the Company’s outstanding commercial paper, and for general corporate purposes. The offering is expected to close on July 21, 2006.

The Company’s LYONs obligations (described in detail in the Company’s 2005 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of June 30, 2006, the accreted value of the outstanding LYONs was $49 per share which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs commencing July 1, 2006 and continuing for any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid is equal to the higher of either 0.0315% percent of the bonds’ market value on the first dividend record date in that six month period or the equivalent common stock dividend. Contingent interest payable for the period July 1, 2006 to December 31, 2006 is approximately $0.5 million. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity

During the first quarter of 2006, the Company borrowed $120 million under uncommitted lines of credit in connection with the investment in the shares of First Technology noted above and other matters. These borrowings, along with all borrowings incurred in 2005 under uncommitted lines of credit associated with the purchase of Leica Microsystems, which totaled $177 million as of December 31, 2005, were fully repaid in the first quarter of 2006.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of June 30, 2006, the Company was in compliance with all of its debt covenants.

To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company filed a shelf registration statement on Form S-3 with the SEC in July 2006, which became effective automatically, to register an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. No securities have been issued off this shelf registration statement. The new registration statement replaced the Company’s prior, $1 billion shelf registration statement.

The Company declared a regular quarterly dividend of $0.02 per share payable on July 28, 2006 to holders of record on June 30, 2006. Aggregate cash payments for dividends during the first six months of 2006 were $12 million.

Cash and Cash Requirements

As of June 30, 2006, the Company held approximately $285 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, using commercial paper, term debt or borrowings under existing credit facilities or by accessing the capital markets as needed for liquidity. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

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

Off-Balance Sheet Arrangements

The Company sponsors a variable interest entity (“VIE”) that issues commercial paper to third-party institutional investors. This VIE is an indirect, wholly-owned subsidiary of the Company, however the VIE is not permitted to be consolidated by the Company pursuant to FIN 46. This VIE lends the proceeds of these offerings to the Company. The Company provides credit and liquidity support to this VIE, and guarantees all obligations of the VIE. The Company’s consolidated balance sheets reflect the Company’s borrowings from the VIE, which provide for interest at rates equivalent to the underlying commercial paper borrowings. Interest expense on the these borrowings is presented as interest expense in the consolidated statements of income and is presented as an operating cash outflow on the consolidated statements of cash flow. As a result, this subsidiary’s designation as a VIE does not impact the Company’s consolidated financial position or results of operations.

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

Management believes there have been no significant changes during the six months ended June 30, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

We completed the acquisition of Sybron Dental Technologies, Inc. on May 19, 2006, at which time Sybron Dental became a subsidiary of Danaher. We consider the transaction material to Company’s consolidated financial statements from the date of the acquisition through June 30, 2006, and believe that the internal controls and procedures of Sybron Dental have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Sybron Dental into our internal controls over financial reporting and have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Sybron Dental. The Company will report on its assessment of the combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The California Department of Toxic Substances Control (“DTSC”) has informed Joslyn Sunbank Company LLC (“Joslyn Sunbank”), a subsidiary of the Company, that its Paso Robles, California facility allegedly violated the California Hazardous Waste Control Law (“HWCL”) and related regulations. The DTSC alleges certain deficiencies related to recordkeeping and reporting matters, training and preventive measures and hazardous waste storage and handling practices. The DTSC has acknowledged that Joslyn Sunbank is no longer in violation of the HWCL or related regulations and that Joslyn Sunbank has taken appropriate corrective action in response to the alleged violations, and the DTSC has offered to settle the alleged violations for a payment of approximately $1 million. Joslyn Sunbank is engaged in discussions with the DTSC to resolve any penalties related to the alleged violations, and the Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

Additional information regarding the Company’s litigation and contingencies can be found in Note 11 “Litigation and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 15 and June 15, 2006, pursuant to an exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended, we issued an aggregate of 115 shares of Danaher common stock to two holders of the Company’s LYONs in connection with the conversion of an aggregate $8,000 of LYONs into Danaher common stock pursuant to the terms of the indenture governing such LYONs.

Issuer Repurchases of Equity Securities

On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased no shares during the six months ended June 30, 2006, and 4,996,000 shares remain available for repurchase under the program. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 2, 2006. At the annual meeting, the shareholders voted on the following proposals:

1.	To elect four directors of the Company to a term expiring in 2009. Each nominee for director was elected by a vote of the shareholders as follows:

The results of the tabulation are as follows:

	For	Withhold	Total
Mortimer M. Caplin	274,026,366	9,115,146	283,141,512
Donald J. Ehrlich	274,255,644	8,885,868	283,141,512
Linda P. Hefner	277,202,954	5,938,558	283,141,512
Walter G. Lohr, Jr.	214,246,169	68,895,343	283,141,512

In addition, the terms of Messrs. Steven M. Rales, John T. Schwieters, Alan G. Spoon, H. Lawrence Culp, Jr., Mitchell P. Rales and A. Emmet Stephenson, Jr. as directors continued after the meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006. The proposal was approved by a vote of shareholders as follows:

For	279,403,956
Against	2,424,534
Abstain	1,313,022

283,141,512

ITEM 6. EXHIBITS

(a)	Exhibits:

10.1 Credit Agreement, dated as of April 25, 2006, among the lenders referred to therein, Banc of America Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Documentation Agents (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 26, 2006).

10.2 Credit Agreement, dated as of May 9, 2006, among the lenders referred to therein, UBS Securities LLC, as Syndication Agent, Documentation Agent, Lead Arranger and Book Manager, and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on May 11, 2006).

10.3 Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 11, 2006).

10.4 Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on May 11, 2006).

10.5 Dealer Agreement between Danaher European Finance S.A., as Issuer, Danaher Corporation, as Guarantor, and Lehman Brothers International (Europe), as Dealer and Arranger, dated May 8, 2006 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on May 11, 2006).

10.6 Issuing and Paying Agency Agreement among Danaher European Finance S.A., Danaher Corporation and Deutsche Bank AG, London Branch dated May 8, 2006 (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on May 11, 2006).

10.7	Form of Restricted Stock Unit Award Statement (U.S. Participants)

12.1	Calculation of ratio of earnings to fixed charges

31.1 Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The registrant agrees to furnish to the Commission supplementally upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 19, 2006	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: July 19, 2006	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer