Form 10-Q
period 2006-09-29
DANAHER CORP /DE/
filed 2006-10-19
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2006

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

The number of shares of common stock outstanding at October 13, 2006 was approximately 307.8 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	September 29, 2006 (unaudited)	December 31, 2005 (Note 1)

ASSETS
Current Assets:
Cash and equivalents	$263,952	$315,551
Trade accounts receivable, net	1,595,579	1,407,858
Inventories:
Finished goods	444,011	314,772
Work in process	195,058	178,630
Raw material and supplies	381,913	331,861

Total inventories	1,020,982	825,263
Prepaid expenses and other current assets	347,778	396,347

Total current assets	3,228,291	2,945,019

Property, plant and equipment, net of accumulated depreciation of $1,250,159 and $ 1,130,779, respectively	846,447	748,172
Other assets	206,245	160,780
Goodwill	6,157,212	4,474,991
Other intangible assets, net	1,584,373	834,147

Total assets	$12,022,568	$9,163,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$13,812	$183,951
Trade accounts payable	844,469	782,854
Accrued expenses	1,506,396	1,301,781

Total current liabilities	2,364,677	2,268,586

Other liabilities	1,244,951	956,402
Long-term debt	2,261,543	857,771
Stockholders’ equity:
Common stock - $0.01 par value	3,407	3,385
Additional paid-in capital	989,646	861,875
Accumulated other comprehensive income (loss)	54,088	(109,279)
Retained earnings	5,104,256	4,324,369

Total stockholders’ equity	6,151,397	5,080,350

Total liabilities and stockholders’ equity	$12,022,568	$9,163,109

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$2,442,723	$1,966,375	$6,936,148	$5,720,950
Operating costs and expenses:
Cost of sales	1,340,946	1,118,504	3,885,571	3,248,292
Selling, general and administrative expenses	710,215	523,612	1,996,279	1,569,452

Other expense (income), net	(762)	4,577	(16,379)	(9,334)

Total operating expenses	2,050,399	1,646,693	5,865,471	4,808,410

Operating profit	392,324	319,682	1,070,677	912,540
Interest expense	(26,645)	(9,203)	(53,920)	(35,506)
Interest income	941	3,050	6,772	12,049

Earnings before income taxes	366,620	313,529	1,023,529	889,083
Income taxes	(98,549)	(84,708)	(225,217)	(242,986)

Net earnings	$268,071	$228,821	$798,312	$646,097

Earnings per share:
Basic	$0.87	$0.74	$2.59	$2.09

Diluted	$0.83	$0.70	$2.48	$1.98

Average common stock and common equivalent shares outstanding:
Basic	308,344	309,590	307,680	309,703

Diluted	325,738	328,627	324,595	328,914

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2005	338,547	$3,385	$861,875	$4,324,369	$(109,279)

Net income	—	—	—	798,312	—	$798,312
Dividends declared	—	—	—	(18,425)	—	—
Common stock issued for options exercised and restricted stock grants	2,200	22	127,771	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	163,367	163,367

Balance, September 29, 2006	340,747	$3,407	$989,646	$5,104,256	$54,088	$961,679

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net earnings	$798,312	$646,097

Noncash items:
Depreciation and amortization	153,702	133,627
Stock compensation expense	49,520	5,240
Change in trade accounts receivable, net	(30,033)	(14,144)
Change in inventories	(47,882)	(81,756)
Change in accounts payable	4,336	71,412
Change in prepaid expenses and other assets	96,213	62,985
Change in accrued expenses and other liabilities	59,885	78,991

Total operating cash flows	1,084,053	902,452

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(99,289)	(87,152)
Proceeds from disposals of property, plant and equipment	7,869	15,495
Cash paid for acquisitions	(2,173,180)	(812,290)
Cash paid for investment in acquisition target	(84,102)	—
Proceeds from sale of investment and divestitures	98,485	22,100

Net cash used in investing activities	(2,250,217)	(861,847)

Cash flows from financing activities:
Proceeds from issuance of common stock	78,274	37,741
Payment of dividends	(18,425)	(15,442)
Purchase of treasury stock	—	(96,704)
Net increase in borrowings (maturities of 90 days or less)	754,983	—
Proceeds from debt borrowings (maturities longer than 90 days)	754,251	222,481
Debt repayments (maturities longer than 90 days)	(458,579)	(500,398)

Net cash provided by (used in) financing activities	1,110,504	(352,322)

Effect of exchange rate changes on cash and equivalents	4,061	(21,777)

Net change in cash and equivalents	(51,599)	(333,494)
Beginning balance of cash and equivalents	315,551	609,115

Ending balance of cash and equivalents	$263,952	$275,621

Supplemental disclosures:
Cash interest payments	$30,611	$37,305
Cash income tax payments	$128,845	$119,146

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 29, 2006 and December 31, 2005, and its results of operations for the three and nine months ended September 29, 2006 and September 30, 2005, and its cash flows for the nine months ended September 29, 2006 and September 30, 2005.

Total comprehensive income was as follows:

	September 29, 2006	September 30, 2005
	(in millions)
Three Months Ended	$260.2	$231.6
Nine Months Ended	961.7	443.6

Total comprehensive income for both 2006 and 2005 includes the change in cumulative foreign translation adjustment.

NOTE 2. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan. The stock options generally vest over a five-year period and terminate ten years from the issuance date. Option exercise prices equal the closing price on the NYSE of the common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and vest over terms and are subject to performance criteria determined by the Compensation Committee of the Board of Directors. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

The options and RSUs generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances, and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of vested options and RSUs, the Company generally issues new shares from its authorized but unissued share pool. At September 29, 2006, approximately 13 million shares of the Company’s common stock were reserved for issuance under this plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and RSUs, based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award. The

Company estimated forfeiture rates for the nine months ended September 29, 2006 based on its historical experience. Stock based compensation for the three and nine months ended September 29, 2006 of $20.0 million and $49.5 million, respectively, has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of RSUs granted. Compensation expense related to RSU awards is calculated based on the market prices of Company common stock on the date of the grant. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the 2006 Black-Scholes model:

Risk-free interest rate	4.56 - 5.1%
Weighted average volatility	22%
Dividend yield	0.1%
Expected years until exercise	7.5 - 9.5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing within the valuation model. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups of employees that have similar behavior with regard to holding options for longer periods and different forfeiture rates are considered separately for valuation and attribution purposes.

As a result of adopting SFAS 123R, Net Earnings for the three and nine months ended September 29, 2006 were $12.2 million and $28.8 million (net of $4.9 million and $11.9 million tax benefit) lower, respectively, than if the Company had continued to account for stock – based compensation under APB 25. The impact on basic and diluted earnings per share for the three and nine months ended September 29, 2006 was $0.04 and $0.09, respectively, per share. Pro forma net earnings as if the fair value based method had been applied to all awards is as follows:

(In thousands, except for per share amounts)	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net earnings as reported	$268,071	$228,821	$798,312	$646,097
Add: Stock-based compensation programs recorded as expense, net of tax	14,025	597	34, 570	3,406
Deduct: Total stock-based employee compensation expense, net of tax	(14,025)	(8,812)	(34,570)	(23,635)

Pro forma net earnings	$268,071	$220,606	$798,312	$625,868

Earnings per share:
Basic - as reported	$0.87	$0.74	$2.59	$2.09
Basic - pro forma	$0.87	$0.71	$2.59	$2.02
Diluted - as reported	$0.83	$0.70	$2.48	$1.98
Diluted - pro forma	$0.83	$0.68	$2.48	$1.92

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Restricted Stock Units:
Pre-tax compensation expense	$2,864	$918	$8,817	$5,240
Tax benefit	(1,002)	(321)	(3,086)	(1,834)

Restricted stock expense, net of tax	$1,862	$597	$5,731	$3,406

Stock Options:
Pre-tax compensation expense	$17,091	$—	$40,703	$—
Tax benefit	(4,928)	—	(11,864)	—

Stock option expense, net of tax	$12,163	$—	$28,839	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$19,955	$918	$49,520	$5,240
Tax benefit	(5,930)	(321)	(14,950)	(1,834)

Total share-based compensation expense, net of tax	$14,025	$597	$34,570	$3,406

As of September 29, 2006, $58 million and $186 million of total unrecognized compensation cost related to restricted stock units and stock options, respectively, is expected to be recognized over a weighted average period of approximately 4 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s stock option plan as of September 29, 2006 and changes during the nine months ended September 29, 2006 were as follows (in 000’s; except exercise price and number of years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	23,392	$34.14
Granted	3,945	$62.35
Exercised	(2,200)	$22.04
Forfeited	(635)	$50.28

Outstanding at September 29, 2006	24,502	$39.35	6	$718,239

Vested and Expected to Vest at September 29, 2006	23,565	$38.76	6	$704,845

Exercisable at September 29, 2006	11,491	$28.38	5	$463,001

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine months ended September 29, 2006 and September 30, 2005 was $89.4 million and $28.4 million, respectively. Exercise of options during the nine months ended September 29, 2006 and September 30, 2005 resulted in cash receipts of $78.3 million and $50.9 million, respectively. The Company recognized a tax benefit of approximately $29.2 million during the nine months ended September 29, 2006 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of September 29, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2006	1,091	$49.94
Forfeited	(30)	56.70
Vested	—	—
Granted	529	61.99

Unvested at September 29, 2006	1,590	$53.99

NOTE 3. ACQUISITIONS AND DIVESTITURES

The Company completed eight business acquisitions during the nine months ended September 29, 2006. In addition, the Company acquired thirteen businesses during the year ended December 31, 2005. These acquisitions were selected because of their strategic fit with an existing Company business or because they were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and expected synergies these businesses bring to existing operations.

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

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. There were no significant dispositions during the nine months ended September 29, 2006.

The following briefly describes the Company’s acquisition activity for the nine months ended September 29, 2006. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2005, please refer to Note 2 to the Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental Specialties, Inc. for $47 per share. Sybron Dental is a leading manufacturer of a broad range of products for the dental professional and had annual revenues of approximately $650 million in its most recent completed fiscal year. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to September 29, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper, as discussed below, and to a lesser extent from available cash. The Sybron acquisition resulted in the recognition of a preliminary estimate of goodwill of $1.5 billion primarily related to Sybron’s future earnings and cash flow potential and the world-wide leadership position of Sybron in many of its served markets. Sybron has been included in the Company’s Consolidated Statement of Earnings since May 19, 2006.

In addition to Sybron Dental, the Company acquired seven other companies and product lines in the first nine months of 2006 for total consideration of approximately $161 million in cash, net of cash acquired, including transaction costs. In general, each company is a manufacturer and assembler of environmental instrumentation or industrial products, in markets such as electronic test, critical care diagnostics, water quality, product identification, and sensors and controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The Company recorded an aggregate of $95 million of goodwill related to these acquired businesses. The aggregated annual sales of these seven acquired businesses at the date of their respective acquisitions were approximately $100 million.

The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 29, 2006 ($ in 000’s):

	Sybron	All Others	Total
Accounts receivable	$103,285	$10,754	$114,039
Inventory	108,777	10,722	119,499
Property, plant and equipment	92,578	3,354	95,932
Goodwill	1,517,105	94,582	1,611,687
Other intangible assets, primarily trade names, customer relationships and patents	686,900	56,363	743,263
Accounts payable	(31,744)	(2,375)	(34,119)
Assumed debt	(181,671)	—	(181,671)
Other assets and liabilities, net	(282,931)	(12,519)	(295,450)

Net cash consideration	$2,012,299	$160,881	$2,173,180

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the nine months ended September 29, 2006 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company will also adjust the purchase price allocations of other businesses acquired within the past twelve months for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Sales	$2,445,490	$2,259,943	$7,230,612	$6,780,738
Net earnings	268,141	229,358	780,968	648,152
Diluted earnings per share	$0.83	$0.70	$2.43	$1.98

In the first half of 2006, the Company purchased and subsequently sold shares of First Technology plc, a U.K.—based public company, in connection with the Company’s unsuccessful bid to acquire First Technology. First Technology also paid the Company a break fee of approximately $3 million. During the second quarter of 2006 the Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or approximately $0.03 per diluted share) in connection with these matters, net of related transaction costs, which is included in “other expense (income), net” in the accompanying Consolidated Condensed Statement of Earnings.

On October 8, 2006, the Company announced that it had agreed with Vision Systems Limited (“Vision”) to make a cash tender offer to acquire all of the outstanding shares of Vision for A$3.75 ($2.79) per share, for an aggregate price of approximately $520 million, including transaction costs and net of cash acquired. Vision manufactures and markets automated instruments, antibodies and biochemical reagents for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. The offer is subject to tender of a majority of the Vision shares (on a fully diluted basis) into the offer and certain other customary closing conditions. If the Company acquires at least 90% of the outstanding shares of Vision, it intends to acquire the remainder of the outstanding shares through a compulsory acquisition process. If the Company acquires less than 90% but more than 50% of the outstanding shares of Vision, Vision would become a majority-owned subsidiary of the Company and the Company would seek to implement its objectives with respect to Vision to the fullest extent possible. The Company expects to finance the transaction through a combination of available cash and the issuance of commercial paper, and anticipates completing the offer in the fourth quarter of 2006.

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to its 2006 acquisitions and certain of its 2005 acquisitions, including Sybron Dental, and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these restructuring activities include the following ($ in 000’s, except headcount):

	Balance December 31, 2005	Additions Related to 2006 Acquisitions	Reductions (Payments) in 2006	Adjustments to Previously Provided Estimates	Balance September 29, 2006
Planned Headcount Reductions
KaVo	59	—	(10)	—	49
Leica	284	—	—	(124)	160
All Others	353	137	(203)	(15)	272

Total	696	137	(213)	(139)	481

Involuntary Employee Termination Benefits
KaVo	$4,674	$—	$(1,419)	$—	$3,255
Leica	9,144	—	—	(1,303)	7,841
All Others	14,070	3,539	(8,092)	1,391	10,908

Total	$27,888	$3,539	$(9,511)	$88	$22,004

Facility Closure & Restructuring Cost
KaVo	$6,837	$—	$(443)	$—	$6,394
Leica	8,421	—	—	773	9,194
All Others	7,320	3,785	(5,225)	85	5,965

Total	$22,578	$3,785	$(5,668)	$858	$21,553

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended September 29, 2006 ($ in millions):

Balance, December 31, 2005	$4,475
Attributable to 2006 acquisitions	1,612
Adjustments to purchase price allocations	(7)
Effect of foreign currency translations	77

Balance, September 29, 2006	$6,157

There were no dispositions of businesses with related goodwill during the nine months ended September 29, 2006. The carrying value of goodwill, at September 29, 2006, for the Professional Instrumentation, Industrial Technologies and Tools & Components segments is approximately $3,959 million, $2,004 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. For purposes of impairment testing, Danaher has nine reporting units closely aligned with the Company’s strategic businesses and specialty niche businesses. They are as follows: Tools, Motion, Electronic Test, Power Quality, Environmental, Aerospace and Defense, Sensors & Controls, Product Identification, and Medical Technologies. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill. The Company’s last impairment test was performed in the fourth quarter of 2005 and no impairment requiring adjustment was identified.

NOTE 5. FINANCING TRANSACTIONS

For a further description of the Company’s financing arrangements, reference is made to Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

The Company’s debt financing as of September 29, 2006 was comprised of:

•	$742 million of outstanding Euro denominated commercial paper;

•	$634 million (€500 million) 4.5% guaranteed Eurobond Notes due July 22, 2013;

•	$590 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”);

•	$250 million of 6% notes due 2008 (subject to interest rate swaps); and

•	$59 million of other borrowings.

The Company primarily satisfies its short-term liquidity needs through issuances of U.S. and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. Subsequent to May 2006, the Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. As of September 29, 2006, $742 million remained outstanding under the Euro-denominated commercial paper program (€586 million) with an average interest rate of 3.9% and an average maturity of 68 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Credit Facility expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. In May 2006 the Company and certain of its subsidiaries had entered into an unsecured $700 million multicurrency revolving credit facility (the “Secondary Credit Facility”) on terms substantially similar to those under the Credit Facility that was also available to backstop the Company’s commercial paper and for working capital and other general corporate purposes. The Company terminated the Secondary Credit Facility on October 11, 2006, which has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the CP program. There were no borrowings under either the Credit Facility or the Secondary Credit Facility, or either of the terminated credit facilities, during the nine months ended September 29, 2006.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million) and have been used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes.

The Company’s LYONs obligations (described in detail in the Company’s 2005 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of September 29, 2006, the accreted value of the outstanding LYONs was $49 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid is equal to the higher of either 0.0315% percent of the bonds’ market value on the first dividend record date in that six month period or the equivalent common stock dividend. Contingent interest payable for the six month period from July 1, 2006 to December 31, 2006 is approximately $0.5 million. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended September 29, 2006 ($ in 000’s):

Balance December 31, 2005	$93,137
Accruals for warranties issued during the period	58,776
Changes in estimates related to pre-existing warranties	—
Settlements made	(60,594)
Additions due to acquisitions	1,377

Balance September 29, 2006	$92,696

NOTE 7. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

For additional disclosure on the Company’s pension and employee benefits plans, please refer to Notes 8 and 9 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three and nine months ended September 29, 2006 and September 30, 2005, respectively ($ in millions):

U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$2.2	$0.4	$3.0	$1.4
Interest cost	10.3	7.3	27.0	23.1
Expected return on plan assets	(11.3)	(9.2)	(30.7)	(27.6)
Amortization of loss	4.9	2.6	12.1	9.4

Net periodic cost	$6.1	$1.1	$11.4	$6.3

Non-U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$2.8	$0.5	$7.7	$1.5
Interest cost	5.0	1.1	14.1	3.3
Expected return on plan assets	(3.5)	(0.7)	(9.6)	(2.1)
Amortization of loss	0.4	—	1.1	—

Net periodic cost	$4.7	$0.9	$13.3	$2.7

Other Post-Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Service cost	$0.3	$0.2	$0.7	$0.6
Interest cost	1.5	1.5	4.3	4.9
Amortization of prior service credits	(2.0)	(1.3)	(5.2)	(3.5)
Amortization of loss	0.9	0.5	3.3	2.5

Net periodic cost	$0.7	$0.9	$3.1	$4.5

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2005 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2006. As of September

29, 2006, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2006. The Company’s contributions to non-US plans are substantially in line with amounts disclosed in the 2005 Annual Report Form on Form 10-K.

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 29, 2006:

Basic EPS	$268,071	308,344	$0.87
Adjustment for interest on convertible debentures	2,526	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	5,356
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$270,597	325,738	$0.83

For the Three Months Ended September 30, 2005:

Basic EPS	$228,821	309,590	$0.74
Adjustment for interest on convertible debentures	2,207	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	6,999
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$231,028	328,627	$0.70

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 29, 2006:

Basic EPS	$798,312	307,680	$2.59
Adjustment for interest on convertible debentures	6,998	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	4,877
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$805,310	324,595	$2.48

For the Nine Months Ended September 30, 2005:

Basic EPS	$646,097	309,703	$2.09
Adjustment for interest on convertible debentures	6,582	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	7,173
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$652,679	328,914	$1.98

NOTE 9. SEGMENT INFORMATION

Segment information is presented consistently with the basis described in the 2005 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2006 acquisitions (see Note 3). Segment results for the three and nine months ended September 29, 2006 and September 30, 2005 are shown below ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales:
Professional Instrumentation	$1,346,988	$911,804	$3,629,807	$2,611,942
Industrial Technologies	766,214	731,116	2,327,392	2,163,787
Tool and Components	329,521	323,455	978,949	945,221

	$2,442,723	$1,966,375	$6,936,148	$5,720,950

Operating Profit:
Professional Instrumentation	$233,273	$157,742	$606,705	$470,125
Industrial Technologies	123,794	117,887	356,842	320,736
Tool and Components	51,267	54,923	139,550	148,343
Other	(16,010)	(10,870)	(32,420)	(26,664)

	$392,324	$319,682	$1,070,677	$912,540

The Company has included the gain on the sale of the First Technology plc stock (refer to Note 3 for additional information) as a component of “other” in the above operating profit summary. Stock option compensation expense in 2006 is allocated to each segment and “other” based on relative participation in the Company’s stock option program (refer to Note 2 for additional information).

NOTE 10. NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

NOTE 11. SUBSEQUENT EVENT

On October 8, 2006, the Company announced that it had agreed with Vision Systems Limited (“Vision”) to make a cash tender offer to acquire all of the outstanding shares of Vision for A$3.75 ($2.79) per share, for an aggregate price of approximately $520 million, including transaction costs and net of cash acquired. Vision manufactures and markets automated instruments, antibodies and biochemical reagents for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. The offer is subject to tender of a majority of the Vision shares (on a fully diluted basis) into the offer and certain other customary closing conditions. If the Company acquires at least 90% of the outstanding shares of Vision, it intends to acquire the remainder of the outstanding shares through a compulsory acquisition process. If the Company acquires less than 90% but more than 50% of the outstanding shares of Vision, Vision would become a majority-owned subsidiary of the Company and the Company would seek to implement its objectives with respect to Vision to the fullest extent possible. The Company expects to finance the transaction through a combination of available cash and the issuance of commercial paper, and anticipates completing the offer in the fourth quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in the Company’s communications and discussions through web casts, phone calls, conference calls and other presentations and meetings , may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions, earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program or potential acquisitions; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, web cast or oral discussion in which they are made. The Company does not intend to update any forward-looking statement, all of which are expressly qualified by the foregoing. See Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2005, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

OVERVIEW

Danaher Corporation strives to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services;

•	upper quartile financial performance when compared against peer companies; and

•	upper quartile cash flow generation from operations when compared against peer companies.

To accomplish these goals, the Company uses a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. The Company also acquires businesses that it believes can help it achieve the objectives described above. The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and integrated can significantly affect the Company’s overall growth and operating results.

Danaher is a multinational corporation with global operations. In 2005, approximately 47% of Danaher’s sales were derived outside the United States, which percentage is not expected to significantly change in 2006. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on Danaher’s consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, increasing significance of technology and intellectual property in the businesses in which the Company operates and recent increases in raw material costs. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Sybron Dental Specialties, Inc. (Sybron Dental), Company management and other personnel are devoting significant attention to the successful integration of this business into the Danaher organization.

The Company has recently aggressively expanded into the medical technologies business. In May 2006, the Company acquired all of the outstanding shares of Sybron Dental for $47.00 per share. Sybron Dental is a leading manufacturer of a broad range of products for the dental professional and had annual revenues of approximately $650 million in its most recent completed fiscal year. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Sybron Dental is expected to provide additional sales and earnings growth opportunities for the Company’s dental business both through the growth of existing products and services and through the potential acquisition of complementary businesses.

In addition, on October 8, 2006, the Company announced that it had agreed with Vision Systems Limited (“Vision”), a publicly held company based in Australia, to make a cash tender offer to acquire all of the outstanding shares of Vision for A$3.75 ($2.79) per share, for an aggregate price of approximately $520 million, including transaction costs and net of estimated cash to be acquired. Vision manufactures and markets automated instruments, antibodies and biochemical reagents for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. The offer is subject to tender of a majority of the Vision shares (on a fully diluted basis) into the offer and certain other customary closing conditions. If the Company acquires at least 90% of the outstanding shares of Vision, it intends to acquire the remainder of the outstanding shares through a compulsory acquisition process. The Company expects complete the offer in the fourth quarter of 2006. If the Company is successful in acquiring Vision, management believes that the pairing of Vision with Leica Microsystems would significantly broaden the Company’s product offerings in the growing anatomical pathology market and expand the sales and growth opportunities for both the Leica Microsystems and Vision businesses. The Company believes that the pairing of Leica Microsystems and Vision would also create a broader base for the acquisition of complementary businesses in the life sciences industry.

Danaher financed the Sybron Dental acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. Under the global commercial paper program which the Company established in May 2006, the Company, or an indirect wholly-owned financing subsidiary of the Company, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. Subsequent to May 2006, the Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper program. As of September 29, 2006, the Company and its finance subsidiary had $742 million of borrowings outstanding under the program, of which no borrowings were outstanding under the U.S. program and $742 million (€586 million) of borrowings were outstanding under the Euro-denominated commercial paper program at an average interest rate of 3.9% and an average maturity of 68 days. In April 2006, the Company entered into an unsecured, $1.5 billion multicurrency revolving credit facility which expires on April 25, 2011, and which is available to backstop the Company’s commercial paper issuances and for working capital and other general corporate purposes. The Company also entered into a secondary credit facility for $700 million to provide additional support for commercial paper borrowings. This facility has subsequently been terminated, which has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program.

On July 21, 2006, a financing subsidiary of the Company issued approximately $630 million (€500 million) of 4.5% guaranteed notes due July 22, 2013 with a fixed re-offer price of 99.623 in a private placement outside the U.S. (the “Eurobond Notes”). Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million and were used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes.

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

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales and profits are derived from foreign countries. Sales and profits of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales and profits are affected by changes in currency rates, which are outside of the control of management. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales and profit in the Company’s consolidated financial statements. The borrowings under the Eurobond Notes, as well as the European component of the commercial paper program, provide a natural hedge to a portion of the Company’s European net asset position. The U.S. Dollar weakened against other major currencies in the second and third quarters of 2006 and closed the third quarter at levels below those experienced in the third quarter of 2005.

While differences exist among the Company’s businesses, the Company generally experienced broad-based market expansion during 2005 which has continued during the first nine months of 2006. Revenue growth rates for each of the first three quarters of 2006 have exceeded growth rates for each of the comparable quarters of 2005. Management believes that this revenue growth reflects the impact of strong global economic conditions, the continued shift of the Company’s operations into higher growth sectors of the economy, the Company’s investments in growing new markets and products and comparisons against more modest sales growth periods in 2005.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended September 29, 2006 increased approximately 24% over the comparable period of 2005. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed slightly more than 6.5% growth. Acquisitions accounted for approximately 16% growth. The impact of currency translation on sales provided approximately 1.5% growth as the U.S. dollar weakened against other major currencies in the third quarter of 2006 compared to the comparable quarter of the prior year. Price increases contributed slightly under 2% growth on a year-over-year basis, and are included in the increase in sales from existing businesses.

For the nine months ended September 29, 2006, consolidated sales increased approximately 21% over the comparable period in 2005. Sales from existing businesses for the period contributed approximately 7% growth. Acquisitions accounted for approximately 14.5% growth. Currency translation negatively impacted reported sales by 0.5%, primarily as a result of the strengthening of the U.S. dollar against other major currencies in the first quarter of 2006 compared with the same period of 2005, partially offset by the weakening of the U.S. dollar experienced in the second and third quarters of 2006 compared with the corresponding periods of 2005. Price increases contributed approximately 1.5% growth on a year-over-year basis, and are included in the increase in sales from existing businesses.

The growth in sales resulting from acquisitions in the three and nine month periods ended September 29, 2006 primarily related to acquisitions in the Company’s medical technologies business. During 2005, the Company acquired four medical technologies businesses, the largest being the acquisition of Leica Microsystems AG in August 2005. Leica Microsystems is a leading global provider of life sciences instrumentation and had annual revenues of approximately $540 million at the date of acquisition (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested). The acquisition of Sybron Dental in May 2006 has also contributed to this revenue growth.

Operating profit margins for the Company were 16.1% in the three months ended September 29, 2006 compared to 16.3% in the comparable period of 2005. Operating profit margins for the Company were 15.4% for nine months ended September 29, 2006 compared to 16.0% in the comparable period of 2005. Following are the key factors impacting the year-over-year comparison in operating profit margins:

•	As required by SFAS 123R, beginning in the first quarter of 2006 the Company began recording compensation cost related to stock option awards which decreased reported operating profit by approximately $17 million during the three months ended September 29, 2006 and reduced operating margins by 70 basis points on a year over year basis for the quarter. For the nine months ended September 29, 2006, stock compensation expense of $41 million accounted for an approximate 60 basis point reduction in year-over-year operating profit margins;

•	Operating profit margin improvements in the Company’s existing operations were offset by the lower operating margins of acquired businesses, primarily Leica, which reduced operating margins by 25 basis points and 70 basis points on a year over year basis for the three and nine months ended September 29, 2006, respectively;

•	Gains related to the sale of a business and the collection of a previously reserved note receivable in the second quarter of 2005 contributed approximately 15 basis points to 2005 operating profit margins impacting the operating margin comparisons for the nine months ended September 29, 2006 compared with the analogous period of 2005;

•	A first quarter 2005 $5.3 million gain on the sale of real estate benefited 2005 operating margins by approximately 10 basis points impacting the operating margin comparisons for the nine months ended September 29, 2006 compared with the analogous period of 2005;

•	A gain on the sale of the Company’s investment in First Technology plc in the second quarter of 2006 contributed approximately 20 basis points to 2006 operating profit margins impacting the operating margin comparisons for the nine months ended September 29, 2006 compared with the analogous period of 2005; and

Operating profit margins for the three and nine month periods ended September 29, 2006 benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating profit margins at both existing and newly acquired businesses, including Leica and Sybron Dental, in future periods.

The Company’s effective income tax rate of 22% for the nine month period ended September 29, 2006 reflects benefits associated with reductions in valuation allowances related to foreign tax credit carryforwards that are now expected to be realized and favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves. The Company expects the tax rate for the remainder of 2006 to be approximately 27%.

The following table summarizes sales by business segment for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales:
Professional Instrumentation	$1,346,988	$911,804	$3,629,807	$2,611,942
Industrial Technologies	766,214	731,116	2,327,392	2,163,787
Tool and Components	329,521	323,455	978,949	945,221

	$2,442,723	$1,966,375	$6,936,148	$5,720,950

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

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$1,346,988	$911,804	$3,629,807	$2,611,942
Operating profit	233,273	157,742	606,705	470,125
Operating profit as a % of sales	17.3%	17.3%	16.7%	18.0%

Segment Overview

Sales of the Professional Instrumentation segment increased 47.5% in the three months ended September 29, 2006 over the comparable period in 2005. Sales from existing businesses for this segment contributed an increase of 11.5% on a year-over-year basis, due to sales increases in substantially all of the businesses in this segment. Acquisitions accounted for a 34% increase in segment sales on a year-over-year basis and currency translation impacts accounted for approximately 2.0% sales growth on a year-over-year basis. Price increases contributed approximately 2% growth on a year-over-year basis, and are included in the increase in sales from existing businesses.

Segment sales increased 39% for the first nine months of 2006 compared to the comparable period in 2005. Sales from existing businesses for this segment accounted for 8% growth. Acquisitions accounted for 31.5% increase in segment sales. Currency translations impact accounted for a 0.5% decline in reported sales. Price increases contributed approximately 1.5% growth on a year-over-year basis, and are included in the increase in sales from existing businesses.

Operating profit margins for the segment were 17.3% and 16.7% in the three and nine months ended September 29, 2006, respectively, compared to 17.3% and 18.0% in the respective comparable periods of 2005. Following are the key reasons for the year-over-year changes in operating profit margins:

•	Operating profit margin improvements in the segment’s existing operations, largely as a result of margin improvements at KaVo, were offset by the lower operating margins of acquired businesses, primarily Leica, which on a year over year basis, reduced operating margins by 70 basis points and 180 basis points, respectively, for the three and nine month periods ended September 29, 2006 compared to the same periods in 2005.

•	As required by SFAS 123R, beginning in the first quarter of 2006 the Company began recording compensation cost related to stock awards by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards. This compensation cost decreased reported segment operating profit by $6.8 million and $15.1 million in the three and nine month periods ended September 29, 2006, respectively, and reduced operating profit margins by 50 and 40 basis points, respectively, for the three and nine month periods ended September 29, 2006 compared to the comparable periods in 2005.

•	The Company recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company, which reduced operating profit margins for the first nine months of 2006 by approximately 10 basis points on a year over year basis.

Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives are both expected to further improve operating profit margins at both existing and newly acquired businesses, including Leica and Sybron Dental, in the segment in future periods.

Overview of Businesses within Professional Instrumentation Segment

Medical Technologies. The medical technologies business represented 46% of segment sales in the three months ended September 29, 2006. The Company established the medical technologies business with the acquisitions of Radiometer, Gendex and KaVo in 2004, Leica in August 2005, Sybron Dental in May 2006 and four smaller companies in 2005 and 2006. Medical technologies sales increased 115.5% during the third quarter of 2006 over the comparable 2005 period. Sales from existing businesses accounted for 12.5% growth compared with 2005. Acquisitions accounted for 100.5% growth. Currency translation impacts accounted for 2.5% sales growth.

For the nine months ended September 29, 2006, sales from the Company’s medical technologies business increased 111% compared to the same period of 2005. On a year-over-year basis, sales from existing business accounted for 8.5% growth, acquisitions accounted for 103% growth and currency translation accounted for a 0.5% decline in sales.

Radiometer’s critical care diagnostics business experienced low-double digit growth for the three month period ended September 29, 2006 over the comparable 2005 period, an improvement from the mid-single digit year-over-year growth experienced in the first half of 2006. Radiometer experienced improved sales in all major markets with particular strength in sales of consumables in Europe resulting from broad based instrument placements in the first half of 2006. The dental equipment businesses experienced double digit growth during the three months ended September 29, 2006 over the comparable 2005 period and high-single digit growth for the nine month periods ended September 29, 2006 over the comparable 2005 periods. Growth in the dental equipment businesses was driven by continued strength in the instrument product lines as well as strong sales of imaging product lines in North America and Asia driven by new product introductions. Restructuring activities implemented in the dental business in the third quarter of 2005 tempered growth in the prior year period. Leica’s life science instrumentation business experienced mid-single digit growth for the three months ended September 29, 2006 compared with the comparable period of the prior year. Strength from the sale of stereo microscopes, specimen preparation equipment as well as surgical microscopes drove growth in North America and Europe. Leica’s sales have been included as a component of sales from existing businesses since the first anniversary of the acquisition and were reported as a component of acquisition growth prior to that anniversary date. Sybron Dental experienced growth at rates generally consistent with the growth rates reported prior to the acquisition, with particular strength in the orthodontic product category. Sybron Dental sales are reported as a component of acquisition growth.

Environmental. Sales from the Company’s environmental businesses, representing 35% of segment sales for the three months ended September 29, 2006, increased 18% in the third quarter of 2006 compared to the comparable period of 2005. On a year-over-year basis, sales from existing businesses accounted for 14.5% growth, acquisitions accounted for 2% growth and currency translation accounted for 1.5% growth.

For the nine months ended September 29, 2006, sales from the Company’s environmental business increased 10.5% compared to the same period of 2005. On a year-over-year basis, sales from existing businesses provided 8.5% growth, acquisitions accounted for 2% growth and currency translation impacts were negligible.

The Company’s water quality businesses reported high-single digit growth for the three month period ended September 29, 2006 and reported mid-single digit growth for the nine month period ended September 29, 2006. This growth was primarily the result of strength in Hach/Lange’s laboratory and process instrumentation products in both the North American and European markets. Sales in Asia grew at double digit rates in the third quarter of 2006 on a year-over-year basis reflecting continued penetration of these markets. The Company’s Hach Ultra Analytics business reported double digit year-over-year growth for the third quarter of 2006, an improvement from the low-single digit year-over-year growth experienced in the first half of 2006. Sales growth in North America and Europe drove the improvements, which were offset somewhat by softer sales in China reflecting in part a difficult comparable sales period in 2005 due to large projects not repeating. These businesses continue to focus on growing markets in developing countries such as India and China to enhance their growth prospects. Sales growth from acquired businesses primarily reflects the impact of three smaller acquisitions completed in 2005 and 2006.

The Gilbarco Veeder-Root retail petroleum product and service business reported 20% growth for the three month period ended September 29, 2006. This growth was driven by extensive refurbishment activity in Europe and regulatory mandates in Mexico which require all dispensers to be embedded with tamper proof capability by the end of 2006, as well as comparing against a relatively weak comparable 2005 period. The businesses’ newly introduced dispensing equipment and its recently introduced point of sale equipment have also been favorably received in all major regions which has contributed to this growth.

Electronic Test. Electronic test sales, representing 19% of segment sales in the three months ended September 29, 2006, increased 14.5% during the three months ended September 29, 2006 over the comparable 2005 period. On a year-over-year basis, sales from existing businesses accounted for 7% growth, acquisitions accounted for 6.5% growth and currency translation accounted for a 1% growth.

Electronic test sales for the nine months ended September 29, 2006 grew 14% compared to the same period in 2005. On a year-over-year basis, sales from existing businesses accounted for 7% growth, acquisitions accounted for 8% growth and currency translation impacts accounted for a 1% decline in sales.

Sales growth from existing businesses in the three months ended September 29, 2006 reflects the continuation of the strong growth experienced throughout 2005 and the first half of 2006. The business experienced low-double digit growth in traditional industrial channels primarily in the U.S., Latin America, Asia-Pacific, with somewhat lower growth rates in Europe. The businesses’ thermography and new power quality test products contributed to this overall growth. The Company’s network-test business reported flat year-over-year sales for the three months ended September 29, 2006 and low-single digit year-over-year growth for the nine months ended September 29, 2006. Sales growth slowed in North America and Europe as a result of comparisons with the prior year period which included several new product launches, offset somewhat by stronger sales in China and Latin America.

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

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$766,214	$731,116	$2,327,392	$2,163,787
Operating profit	123,794	117,887	356,842	320,736
Operating profit as a % sales	16.2%	16.1%	15.3%	14.8%

Segment Overview

Sales of the Industrial Technologies segment increased 5% in the three months ended September 29, 2006 over the comparable period in 2005. Sales from existing businesses for this segment accounted for 3% growth in 2006 compared with 2005, reflecting strength particularly in the motion and sensors and controls businesses. As expected, the Company’s product identification businesses slowed during the three months ended September 29, 2006 as the business completed significant projects for the United States Postal Service during the quarter. Acquisitions contributed 0.5% sales growth and currency translation contributed 1.5% sales growth on a year-over-year basis. Prices accounted for approximately 2% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses.

Segment sales increased 7.5% for the first nine months of 2006 compared to the comparable period in 2005. On a year-over-year basis, sales from existing businesses accounted for 7% growth, several small acquisitions in 2005 and the first quarter of 2006 accounted for 1% growth and currency translation accounted for a 0.5% decline. Price increases contributed approximately 1.5% growth on a year-over-year basis and are included in the increase in sales from existing businesses.

Operating profit margins for the segment were 16.2% and 15.3% in the three and nine month periods ended September 29, 2006, respectively, compared to 16.1% and 14.8% in the respective comparable periods of 2005. Following are the key reasons for the year-over-year changes in operating profit margins:

•	The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives completed during 2005 and 2006, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. Recently acquired businesses had no dilutive impact on overall operating profit margins for the three or nine month periods ended September 29, 2006.

•	These improvements were partially offset by the implementation of SFAS 123R, as discussed above. The implementation of SFAS 123R decreased reported segment operating profit by $4.8 million and $11.4 million in the three and nine months periods ended September 29, 2006, respectively, and reduced year-over-year operating profit margins by approximately 60 and 50 basis points, respectively, for the three and nine months periods ended September 29, 2006, compared to the comparable 2005 periods.

•	Operating profit margin comparisons for the nine months ended September 29, 2006 compared to comparable period of 2005 are also impacted by gains related to the sale of a business and the collection of a previously reserved note receivable, which increased the operating profit margins for the nine month period of 2005 by approximately 45 basis points.

The ongoing application of the Danaher Business System in each of the segment’s businesses, and the segment’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing 33% of segment sales in the quarter, increased 6% in the three months ended September 29, 2006 over the comparable 2005 period. On a year-over-year basis, sales from existing businesses accounted for 4% growth, currency translation impacts contributed 2% growth and acquisition impacts were negligible.

For the nine months ended September 29, 2006, sales from the Company’s motion businesses increased 5% compared to the same period of 2005. On a year-over-year basis, sales from existing businesses accounted for 5.5% growth in 2006 compared with 2005, acquisitions contributed 0.5% growth and currency translation reduced reported sales by 1.0%.

Growth rates from existing businesses increased from 2005 levels due primarily to broad based standard and custom motor and drive sales. This growth was somewhat offset by softness in certain technology end markets. The business also experienced continued growth in sales of its linear actuator products during the three and nine month periods ended September 29, 2006.

Product Identification. The product identification businesses accounted for 28% of segment sales in the quarter. For the three months ended September 29, 2006, product identification sales declined 1% compared to the comparable period of 2005. On a year-over-year basis, sales from existing businesses accounted for 2.5% decline, currency translation accounted for 1.5% growth and acquisitions had no impact on sales comparisons between periods.

For the nine months ended September 29, 2006, sales from the product identification businesses increased 5% compared to the same period in 2005. On a year-over-year basis, existing businesses provided 5% growth and acquisitions and currency translation each had negligible impact.

As previously indicated, the decline in sales for the three months ended September 29, 2006 is attributable to the completion of several large United States Postal Service (“USPS”) projects by both Accu-Sort and Videojet. These declines were largely offset by increases in sales of laser and thermal transfer overlay equipment as well as sales of consumables and services in North America and Europe. The Company expects growth rates to continue to decline over the balance of 2006 as the business compares against periods that include the benefit of the systems installation projects with USPS.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 9.5% sales growth in the three months ended 2006. This growth was primarily driven by strong sales growth from existing businesses in the Company’s sensors and controls and power quality businesses, and to a lesser extent in the Company’s aerospace and defense businesses.

For the nine months period ended September 29, 2006, sales of the focused niche businesses grew 11.5% compared to the comparable period in 2005 for largely the same reasons noted above with respect to the quarter.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$329,521	$323,455	$978,949	$945,221
Operating profit	51,267	54,923	139,550	148,343
Operating profit as a % sales	15.6%	17.0%	14.3%	15.7%

Sales in the Tools & Components segment increased 2% in the three months ended September 29, 2006 compared to the comparable 2005 period. Sales from existing businesses contributed 1.5% year-over-year growth for the segment, substantially all of which is attributable to price increases that the Company has implemented as a result of cost increases in steel and other commodities. Currency impacts contributed approximately 0.5% year-over-year growth for the three months ended September 29, 2006.

Sales in the Tools & Components segment increased 3.5% in the nine months ended September 29, 2006 compared to the comparable 2005 period. Sales from existing businesses contributed 3.5% year-over-year growth for the segment, including approximately 2% growth due to price increases. Currency impacts were negligible for the nine months ended September 29, 2006.

Mechanics hand tools sales, representing approximately two-thirds of segment sales in the quarter, grew 2% and 3.5% for the three and nine months ended September 29, 2006, respectively, compared with the analogous 2005 periods. The sales growth was driven primarily by sales growth in the group’s high-end mobile tool distribution business which achieved mid-single digit year-over-year growth during the three month period and high-single digit year-over-year growth during the nine month period driven by increases in both the number of distributors and their average purchase levels. The retail mechanics’ hand tools business grew during the third quarter of 2006 compared with 2005 as the business begins to compare against 2005 periods which were adversely impacted by the merger of Sears, a major customer of the segment. The business also continues to experience growth with its other retail customers as well as strength in the professional distribution markets. The segment’s niche businesses experienced flat sales for the three months ended September 29, 2006 compared to the same period of 2005 as strength in the truck box and engine retarder businesses were offset by weakness in the chuck business.

Operating profit margins for the segment were 15.6% and 14.3% in the three and nine month periods ended September 29, 2006 compared to 17.0% and 15.7% in the respective comparable periods of 2005. Following are the key reasons for the year-over-year changes in operating profit margins:

•	Operating margins for the nine months ended September 30, 2005 included the impact of a gain on the sale of real estate totaling $5.3 million ($3.9 million after taxes), which contributed approximately 55 basis points to operating margins impacting comparisons for the nine month periods of 2006 with 2005;

•	Implementation of SFAS 123R in the first quarter of 2006 reduced segment operating profit by $2 million and $4.7 million in three and nine months ended September 29, 2006, respectively, and reduced year-over-year operating profit margins by approximately 60 and 50 basis points, respectively, for the three and nine months periods ended September 29, 2006, compared to the comparable 2005 periods;

•	Operating profit margins also declined during the three and nine months ended September 29, 2006 due to mix shifts to lower margin products within the segment as well as overall higher freight costs;

•	The Company also incurred costs associated with exiting a small product line during the third quarter of 2006 which will continue into the fourth quarter of 2006, but which are expected to improve margins in 2007.

•	The adverse impacts on operating margins described above were offset somewhat by the impact of leverage from higher sales levels and the benefit of restructuring actions taken in 2005.

GROSS PROFIT

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
($ in 000’s)
Sales	$2,442,723	$1,966,375	$6,936,148	$5,720,950
Cost of sales	1,340,946	1,118,504	3,885,571	3,248,292

Gross profit	1,101,777	847,871	3,050,577	2,472,658
Gross profit margin	45.1%	43.1%	44.0%	43.2%

Gross profit margins for the three and nine month periods ended September 29, 2006 benefited from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices to offset some of the increases in cost and surcharges related to steel and other commodity purchases also contributed to gross profit improvement. These improvements were partially offset by a change in mix to certain lower margin businesses including the Gilbarco Veeder-Root business and, in the nine months, sales to the United States Postal Service in the product identification business. In addition, the Company recorded a loss on a product development venture in the first quarter of 2006 and incurred higher inventory costs associated with the Sybron Dental acquisition in the second quarter of 2006, which further reduced gross margins for the nine month period ended September 29, 2006. These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
($ in 000’s)
Sales	$2,442,723	$1,966,375	$6,936,148	$5,720,950
Selling, general and administrative expenses	710,215	523,612	1,996,279	1,569,452
SG&A as a % of sales	29.1%	26.6%	28.8%	27.4%

In the three and nine months ended September 29, 2006, selling, general and administrative expenses increased 250 and 140 basis points, respectively, from the analogous 2005 periods. This increase is due primarily to increases in selling general and administrative expenses associated with recently acquired businesses (principally Leica and Sybron Dental) and their higher relative operating expense structures, as well as additional spending to fund growth opportunities throughout the Company, which were offset by increased leverage from higher sales levels in the period. In addition, implementation of SFAS 123R in the first quarter of 2006, increased operating expenses by $17.1 million and $40.7 million in the three and nine months ended September 29, 2006, respectively, and contributed to an increase in selling, general and administrative expenses as a percentage of sales of approximately 70 and 60 basis points in the three and nine month periods ended September 29, 2006, respectively, compared against the respective 2005 periods. The Company also recorded a $4.5 million impairment of a minority interest in a medical technologies company in the first quarter of 2006, which increased operating expenses as a percentage of sales for the nine month period ended September 29, 2006 by approximately 5 basis points compared with the comparable period in 2005.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below. Interest expense of $26.6 million in the three months ended September 29, 2006 was approximately $17.4 million higher than the corresponding 2005 period. Interest expense of $53.9 million in the nine months ended September 29, 2006 was approximately $18.4 million higher than in the corresponding 2005 period. The increase in interest expense in both the three and nine month periods ended September 29, 2006 compared to the analogous 2005 periods is due to higher debt levels during the periods, primarily due to borrowings incurred to fund the acquisition of Sybron Dental.

Interest income of $0.9 million and $6.8 million was recognized in the three and nine month periods ended September 29, 2006, respectively, which represent reductions in interest income from the corresponding periods of 2005. Average invested cash balances decreased over the first nine months of 2006 compared to the first nine months of 2005 due to employing these cash balances to complete several acquisitions, finance repurchases of the Company’s outstanding common stock in the second half of 2005 and repay the previously outstanding Eurobonds in July 2005.

INCOME TAXES

The effective tax rate for the first nine months of 2006 was 22%, 5.3 percentage points lower than the effective rate for the first nine months of 2005. The Company’s effective income tax rate for the nine months ended September 29, 2006 benefited by $52 million, or $0.16 per diluted share, as a result of the reduction of valuation allowances related to foreign tax credit carryforwards that are now expected to be realized and the favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves. These positive impacts were partially mitigated by a higher effective tax rate applicable to the second quarter 2006 gain on the sale of shares of First Technology, plc (see Note 3 to the Notes to Consolidated Condensed Financial Statements) which increased the overall provision by $1.5 million compared to what would have been incurred using the Company’s overall effective tax rate. The effective tax rate for the balance of 2006 is expected to be approximately 27.0%.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns (as discussed below) and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s estimated effective tax rate for the remainder of 2006 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2005, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $2.1 billion.

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

INFLATION

The effect of broad based inflation on the Company’s operations has not significantly impacted the Company’s overall results of operations in either the first nine months of 2006 or 2005. The Company has experienced cost increases in stainless steel, copper, aluminum, nickel, petroleum-based products and other commodities during these periods which have impacted certain businesses. The Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 29, 2006, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $39 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Eurobond Notes described below, as well as the European component of the commercial paper program which as of September 29, 2006, had outstanding borrowings equivalent to $742 million, provides a natural hedge to a portion of the Company’s European net asset position.

The impact of currency translation during the first nine months of 2006 when compared to the analogous period in 2005 reduced reported sales by approximately 0.5%, due largely to the relative strength of the U.S. Dollar in the first quarter of 2006 compared to the first quarter of 2005. However, the U.S. Dollar weakened against other major currencies in the second and third quarters of 2006 and closed the third quarter at levels below those experienced in the third quarter of 2005. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results during the remainder of 2006 compared to 2005. Applying the exchange rates in effect at September 29, 2006 to the translation of the Company’s results of operations for the fourth quarter of 2005 would result in approximately 2.4% higher overall Company sales for the fourth quarter of 2005 than what was actually reported using the rates in effect during the quarter ended December 31, 2005. Any further weakening of the U.S. Dollar against other major currencies would benefit the Company’s sales and results of operations. Any strengthening of the U.S. Dollar against other major currencies would adversely impact the Company’s sales and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Nine Months Ended September 29, 2006	Nine Months Ended September 30, 2005

Total operating cash flows	$1,084,053	$902,452

Purchases of property, plant and equipment	(99,289)	(87,152)
Cash paid for acquisitions	(2,173,180)	(812,290)
Cash paid for investment in acquisition target	(84,102)	—
Proceeds from sale of investment and divestitures	98,485	22,100
Other sources	7,869	15,495

Net cash used in investing activities	(2,250,217)	(861,847)

Proceeds from the issuance of common stock	78,274	37,741
Borrowings, net of repayments	1,050,655	(277,917)

Purchase of treasury stock	—	(96,704)
Payment of dividends	(18,425)	(15,442)

Net cash provided by (used in) financing activities	1,110,504	(352,322)

•	Danaher financed the acquisition of Sybron Dental in May 2006 primarily with proceeds from the issuance of approximately $2 billion of commercial paper and to a lesser extent from available cash. As of September 29, 2006, the Company had paid down approximately $1.25 billion of the outstanding commercial paper balance, leaving approximately $742 million in borrowings outstanding under the program all of which was denominated in Euros (€586 million).

•	During the second quarter of 2006, the Company entered into an unsecured $1.5 billion multicurrency revolving credit facility and a separate, unsecured $700 million multicurrency revolving credit facility, both of which were available to backstop the Company’s commercial paper program. The Company terminated the $700 million facility on October 11, 2006, which has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the CP program, because Company management believes that the $1.5 billion facility provides sufficient backstop for amounts that the Company believes will be issued under the commercial paper facility in the foreseeable future, that additional credit would be available if the Company were to decide to issue more than $1.5 billion of commercial paper or otherwise need additional credit, and that termination of the $700 million facility eliminates unnecessary fees.

•

On July 21, 2006, a financing subsidiary of the Company issued €500 million ($630 million) of 4.5%, guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623 (the “Eurobond Notes”) in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were approximately €496 million ($627 million) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes.

•	Operating cash flow, a key source of the Company’s liquidity, was $1,084 million for the first nine months of 2006, an increase of $182 million, or approximately 20% as compared to the comparable period of 2005. Earnings growth contributed $152 million to the increase in operating cash flow in 2006 compared to the comparable period of 2005, and non-cash stock compensation expense and increases in depreciation and amortization also positively impacted cash flow. Non-cash reductions of previously provided tax reserves positively impacted net earnings but adversely impacted the comparison of operating cash flow as a percentage of net earnings. Operating working capital was a net use of cash flow for the first nine months of 2006 even though overall operating working capital turns improved from the levels experienced during the first nine months of 2005.

•	As of September 29, 2006, the Company held approximately $264 million of cash and cash equivalents.

Operating Activities

The Company continues to generate substantial cash from operating activities. Despite incurring approximately $2 billion of indebtedness to finance the acquisition of Sybron Dental in May 2006, the Company remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.

Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, tax timing differences, pension funding decisions and other items can significantly impact cash flows. Operating cash flow, a key source of the Company’s liquidity, was $1,084 million for the nine month period ended September 29, 2006, an increase of $182 million, or approximately 20% as compared to the comparable period of 2005. Earnings growth contributed $152 million to the increase in operating cash flow during this period. Earnings growth for the nine months ended September 29, 2006 includes approximately $52 million in non-cash benefit from the reduction of tax reserves; because this is a non-cash benefit to net earnings, it adversely impacts the comparison of operating cash flow as a percentage of net earnings. The Company also recorded increased stock compensation expense of $44 million for the first nine months of 2006 as required by SFAS 123R – Share Based Payments. Because this expense adversely impacts net earnings but does not require the use of cash, it positively impacts the comparison of operating cash flow as a percentage of net earnings. Operating cash flows during the nine month period ended September 29, 2006 also benefited from increases in non-cash depreciation and amortization charges of approximately $20 million compared to the analogous period of 2005. These increases in depreciation and amortization primarily related to recent acquisitions.

On an overall basis, turnover of operating working capital, which the Company defines as accounts receivable plus inventory less accounts payable, improved during the nine month period ended September 29, 2006 compared to the same period of 2005. However, the year-over-year improvement in the first nine months of 2006 was less than the year-over-year improvement in the first nine months of 2005, as accounts payable contributed less to the operating working capital performance during 2006.

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

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cost-saving and growth opportunities, and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $2.25 billion in the first nine months of 2006 compared to approximately $862 million of net cash used in the comparable period of 2005.

The Company completed eight business acquisitions during the nine months ended September 29, 2006, the most significant being the May 2006 acquisition of Sybron Dental. All of the acquisitions during this period resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental for $47 per share. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to September 29, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper, as discussed below, and to a lesser extent from available cash.

Total consideration for the other seven businesses acquired in the first nine months of 2006 was approximately $161 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in the market segments of electronic test, critical care diagnostics, water quality, product identification and sensors and controls. These companies were all acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. The aggregate annual sales of these seven acquired businesses were approximately $100 million at the dates of their respective acquisitions.

In the first half of 2006, the Company purchased and subsequently sold shares of First Technology plc, a U.K.—based public company, in connection with the Company’s unsuccessful bid to acquire First Technology. First Technology also paid the Company a break fee of approximately $3 million. During the second quarter of 2006 the Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or approximately $0.03 per diluted share) in connection with these matters, net of related transaction costs, which is included in “other expense (income), net” in the accompanying Consolidated Condensed Statement of Earnings.

Gross capital spending of $99 million for the first nine months of 2006 increased $12 million from the first nine months of 2005, due primarily to capital spending relating to new acquisitions, and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2006, the Company expects capital spending of approximately $140 to $150 million, though actual expenditures will ultimately depend on business conditions.

Disposals of fixed assets yielded approximately $8 million of cash proceeds during the first nine months of 2006 due to the sale of three parcels of real estate and miscellaneous equipment. Disposals of fixed assets yielded $15 million of cash proceeds during the comparable period of 2005 related to a sale of a building which generated a pre-tax gain $5.3 million in the first nine months of 2005 and was included as a component of “other expense (income), net” in the accompanying Consolidated Statements of Earnings.

Recent Acquisition Activity

On October 8, 2006, the Company announced that it had agreed with Vision Systems Limited (“Vision”), a publicly held company based in Australia, to make a cash tender offer to acquire all of the outstanding shares of Vision for A$3.75 ($2.79) per share, for an aggregate price of approximately $520 million, including transaction costs and net of estimated cash to be acquired. Vision manufactures and markets automated instruments, antibodies and biochemical reagents for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. The offer is subject to tender of a majority of the Vision shares (on a fully diluted basis) into the offer and certain other customary closing conditions. If the Company acquires at least 90% of the outstanding shares of Vision, it intends to acquire the remainder of the outstanding shares through a compulsory acquisition process. If the Company acquires less than 90% but more than 50% of the outstanding shares of Vision, Vision would become a majority-owned subsidiary of the Company and the Company would seek to implement its objectives with respect to Vision to the fullest extent possible. The Company expects to finance the transaction through a combination of available cash and the issuance of commercial paper, and anticipates completing the offer in the fourth quarter of 2006.

Financing Activities and Indebtedness

Financing cash flows consists primarily of borrowings and repayments of indebtedness, repurchases and retirement of common stock and payments of dividends to shareholders. Financing activities generated cash of $1.1 billion during the first nine months of 2006 compared to a use of $352 million of cash during the comparable period of 2005. The increase in cash generated from financing activities was primarily due to the borrowings used to finance the acquisition of Sybron Dental, net of debt repayments and dividends paid in the first nine months of 2006.

Total debt was $2,275 million at September 29, 2006 compared to $1,042 million at December 31, 2005. The Company’s debt financing as of September 29, 2006 was comprised primarily of:

•	$742 million of outstanding Euro denominated commercial paper;

•	$634 million (€500 million) 4.5% guaranteed Eurobond Notes due July 22, 2013;

•	$590 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”);

•	$250 million of 6% notes due 2008 (subject to the interest rate swaps described above); and

•	$59 million of other borrowings.

The Company primarily satisfies its short-term liquidity needs through issuances of U.S. and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. Subsequent to May 2006, the Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. As of September 29, 2006, $742 million remained outstanding under the Euro-denominated commercial paper program (€586 million) with an average interest rate of 3.9% and an average maturity of 68 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Credit Facility expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. In May 2006 the Company and certain of its subsidiaries had entered into an unsecured $700 million multicurrency revolving credit facility (the “Secondary Credit Facility”) on terms substantially similar to those under the Credit Facility that was also available to backstop the Company’s commercial paper and for working capital and other general corporate purposes. The Company terminated the Secondary Credit Facility on October 11, 2006, which has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program, because Company management believes that the $1.5 billion facility provides sufficient backstop for amounts that the Company believes will be issued under the commercial paper facility in the foreseeable future, that additional credit would be available if the Company were to decide to issue more than $1.5 billion of commercial paper or otherwise need additional credit, and that termination of the $700 million facility eliminates unnecessary fees. There were no borrowings under either the Credit Facility or the Secondary Credit Facility, or either of the terminated credit facilities, during the nine months ended September 29, 2006.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($625 million) and have been used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes.

The Company’s LYONs obligations (described in detail in the Company’s 2005 Annual Report on Form 10-K) carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of September 29, 2006, the accreted value of the outstanding LYONs was $49 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid is equal to the higher of either 0.0315% percent of the bonds’ market value on the first dividend record date in that six month period or the equivalent common stock dividend. Contingent interest payable for the six month period from July 1, 2006 to December 31, 2006 is approximately $0.5 million. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

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

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of September 29, 2006, the Company was in compliance with all of its debt covenants.

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

The Company declared a regular quarterly dividend of $0.02 per share payable on October 27, 2006 to holders of record on September 29, 2006. Aggregate cash payments for dividends during the first nine months of 2006 were $18 million.

Cash and Cash Requirements

As of September 29, 2006, the Company held approximately $264 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions (including the contemplated acquisition of Vision Systems Limited which is expected to close in the fourth quarter of 2006), to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, using commercial paper, or borrowings under existing credit facilities or by accessing the capital markets as needed for liquidity. With respect to the Vision acquisition in particular, the Company expects to finance the transaction through a combination of available cash and the issuance of commercial paper. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Where local restrictions prevent an efficient inter-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

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

Management believes there have been no significant changes during the nine months ended September 29, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

We completed the acquisition of Sybron Dental on May 19, 2006, at which time Sybron Dental became a subsidiary of Danaher. We consider the transaction material to Company’s consolidated financial statements from the date of the acquisition through September 29, 2006, and believe that the internal controls and procedures of Sybron Dental have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Sybron Dental into our internal controls over financial reporting and have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Sybron Dental. The Company will report on its assessment of the combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, the California Department of Toxic Substances Control (“DTSC”) has informed Joslyn Sunbank Company LLC (“Joslyn Sunbank”), a subsidiary of the Company, that its Paso Robles, California facility allegedly violated certain provisions of the California Hazardous Waste Control Law (“HWCL”) and related regulations. The DTSC alleges certain deficiencies related to recordkeeping and reporting matters, training and preventive measures and hazardous waste storage and handling practices. The DTSC has acknowledged that Joslyn Sunbank is no longer in violation of the HWCL or related regulations and that Joslyn Sunbank has taken appropriate corrective action in response to the alleged violations. The DTSC and Joslyn Sunbank have reached an agreement in principle whereby all of Joslyn Sunbank’s alleged violations of the HWCL and related regulations would be settled for $495,000. The settlement agreement would also include certain injunctive relief under which Joslyn Sunbank would agree to follow specified procedures relating to recordkeeping and reporting, training and preventive measures and hazardous waste storage and handling. The parties expect to reflect the terms of the agreement in principle in a settlement agreement to be negotiated. The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased no shares during the three and nine months ended September 29, 2006, and 4,996,000 shares remain available for repurchase under the program. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

ITEM 6. EXHIBITS

(a)	Exhibits:

10.1	Form of Restricted Stock Unit Award Statement (Non-U.S. Participants)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The registrant agrees to furnish to the Commission supplemental upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized there under does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 18, 2006	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 18, 2006	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer