Form 10-K
period 2006-12-31
DANAHER CORP /DE/
filed 2007-03-01
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of incorporation)	(I.R.S.Employer Identification number)

2099 Pennsylvania Ave. N.W., 12th Floor Washington, D.C.	20006-1813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $.01 par Value	New York Stock Exchange

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

Yes  ☐    No  ☒

As of February 16, 2007, the number of shares of Registrant’s common stock outstanding was 309.1 million. The aggregate market value of common shares held by non-affiliates of the Registrant on June 30, 2006 was $14.9 billion, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 81

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for its 2007 annual meeting of stockholders. With the exception of the sections of the 2007 Proxy Statement specifically incorporated herein by reference, the 2007 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through web casts, phone calls, conference calls and other presentations and meetings , may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to our stock repurchase program, potential acquisitions and executive compensation; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, web cast or oral discussion in which they are made. We do not intend to update any forward-looking statement, all of which are expressly qualified by the foregoing.

PART I

ITEM 1.	BUSINESS

General

We derive our sales from the design, manufacture and marketing of professional, medical, industrial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions. Our business consists of four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies, and Tools & Components.

We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for our products and services;

•	upper quartile financial performance when compared against peer companies; and

•	upper quartile cash flow generation from operations when compared against peer companies.

To accomplish these goals, we use a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. We also acquire businesses that we believe can help us achieve the objectives described above. We will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect our overall growth and operating results.

Danaher Corporation, originally DMG, Inc., was organized in 1969 as a Massachusetts real estate investment trust. In 1978 it was reorganized as a Florida corporation under the name Diversified Mortgage Investors, Inc. (“DMI”) which in a second reorganization in 1980 became a subsidiary of a newly created holding company named DMG, Inc. We adopted the name Danaher in 1984 and were reincorporated as a Delaware corporation following the 1986 annual meeting of our shareholders.

Operating Segments

Effective as of the date of this Annual Report, we have adopted a reporting structure of four segments, Professional Instrumentation, Medical Technologies, Industrial Technologies, and Tools & Components, rather than the three segments previously used. All prior periods have been adjusted to reflect these four segments.

The table below describes the percentage of our total annual revenues attributable to each of the segments over each of the last three fiscal years:

	For the Years Ended December 31
Segment	2006	2005	2004
Professional Instrumentation	30%	32%	33%
Medical Technologies	23%	15%	10%
Industrial Technologies	33%	37%	38%
Tools & Components	14%	16%	19%

Sales in 2006 by geographic destination were: United States, 51%; Europe, 30%; Asia, 12%; and other regions, 7%. For additional information regarding our segments and sales by geography, please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report.

PROFESSIONAL INSTRUMENTATION

Businesses in our Professional Instrumentation segment offer professional and technical customers various products and services for use in the performance of their work. Professional Instrumentation encompasses two strategic lines of business: environmental and electronic test. Sales for this segment in 2006 by geographic destination were: United States, 47%; Europe, 30%; Asia, 14%; and other regions, 9%.

Environmental. The environmental businesses serve two main markets: water quality and retail/commercial petroleum. We entered the water quality sector in 1996 through the acquisition of American Sigma and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including Dr. Lange in 1998, Hach Company in 1999, Viridor Instrumentation in 2002 and Trojan Technologies Inc. in 2004. Today, we are a worldwide leader in the water quality instrumentation market. Our water quality operations provide a wide range of analytical instruments, related consumables, and associated services that detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, and ultrapure water. We also design, manufacture, and market ultraviolet disinfection systems. Typical users of these products include municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, and third-party testing laboratories. Customers in this industry choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, and the comprehensiveness of the supplier’s product offering. Our water quality business provides products under a variety of well-known brands, including HACH, DR. LANGE, HACH ULTRA ANALYTICS, and TROJAN TECHNOLOGIES. Manufacturing facilities are located in the United States, Canada, Europe, and Asia. Sales are generally made through our direct sales personnel, independent representatives, independent distributors and e-commerce.

We have participated in the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including Red Jacket in 2001 and Gilbarco (formerly known as Marconi Commerce Systems) in 2002. Today, we are a leading worldwide provider of products and services for the retail/commercial petroleum market. Through the Gilbarco Veeder-Root business, we design, manufacture, and market a wide range of retail/commercial petroleum products and services, including:

•	monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and merchandising systems;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Customers in this industry choose suppliers based on a number of factors including product features, performance and functionality and the supplier’s geographical coverage. We market our retail/commercial petroleum products under a variety of brands, including GILBARCO, VEEDER-ROOT, and RED JACKET. Manufacturing facilities are located in the United States, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.

Electronic Test. Our electronic test business was created in 1998 through the acquisition of Fluke Corporation, and has since been supplemented by the acquisitions of a number of additional electronic test businesses. These businesses design, manufacture, and market a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. In addition, our Fluke Networks business provides software and hardware products used for the testing, monitoring, and analysis of local and wide area (“enterprise”) networks and the fiber and copper infrastructure of those networks. In 2006, Fluke Networks expanded its offerings in the area of network monitoring and application performance management solutions through the acquisition of Visual Networks, Inc. Typical users of these products include computer network engineers and technicians. Competition in the electronic test industry is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product.

Our electronic test products are marketed under a variety of brands, including FLUKE, FLUKE NETWORKS, VISUAL NETWORKS, RAYTEK, and FLUKE BIOMEDICAL. Manufacturing facilities are located in the United States, Europe, and Asia. Sales are generally made through our direct sales personnel and independent distributors. Both Fluke and Fluke Networks are leaders in their served market segments.

MEDICAL TECHNOLOGIES

Our Medical Technologies segment offers dentists, other doctors and hospital, research and scientific professionals various products and services that are used in connection with the performance of their work. Sales for this segment in 2006 by geographic destination were: United States, 34%; Europe, 42%; Asia, 16%; and other regions, 8%.

We entered the medical technologies line of business in 2004 through the acquisitions of Kaltenbach & Voigt GmbH & Co KG (KaVo), the Gendex business of Dentsply International Inc., and Radiometer A/S. We have subsequently added to the medical technologies business through various acquisitions, most notably the acquisitions of Leica Microsystems in 2005 and Sybron Dental Specialties and Vision Systems Limited in 2006. The medical technologies businesses serve three main markets: dental products, critical care diagnostics, and life sciences instrumentation.

Dental Products. We are a leading worldwide provider of dental products. Through our dental products businesses we design, manufacture and market a variety of dental products including:

•	air and electric handpieces;

•	treatment units;

•	digital imaging and other visualization and magnification systems;

•	impression, bonding and restorative materials;

•	orthodontic alignment brackets and systems;

•	endodontic systems and related consumables; and

•	infection control products.

Typical users of these products include dentists, orthodontists, endodontists, oral surgeons, dental technicians, and other oral health professionals. Dental professionals choose dental products based on a number of factors, including product performance and the product’s capacity to enhance productivity. Our dental products are marketed primarily under the KAVO, GENDEX, PELTON & CRANE, DEXIS, ORMCO, KERR and TOTAL CARE brands. Manufacturing facilities are located in Europe, the United States, and South America. Sales are generally made through independent distributors, with the exception of orthodontic products which are generally sold direct.

Critical Care Diagnostics. Our critical care diagnostics business was created in 2004 through the acquisition of Radiometer and has since been supplemented by two additional acquisitions. Our critical care diagnostics business is a leading worldwide provider of blood gas analysis instruments and related consumables and services. Sold under the RADIOMETER brand, these instruments are used to measure blood gases and related critical care parameters. Typical users of Radiometer products include hospital central laboratories, intensive care units, hospital operating rooms, and hospital emergency rooms. Customers in this industry select products based on a number of factors, including the accuracy and speed of the product, the scope of tests that can be performed and the product’s ability to enhance productivity. Manufacturing facilities are located in Europe and the United States, and sales are made primarily through our direct sales personnel and through distributors in some countries.

Life Sciences Instrumentation. Our life sciences instrumentation business was created in 2005 through the acquisition of Leica Microsystems and was expanded in 2006 with the acquisition of Vision Systems Limited. Our Leica business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization of, microscopic structures. Our Leica and Vision businesses are also a leading global provider of pathology instrumentation and associated consumables, providing a complete line of instruments used in the preparation of tissue samples for examination by medical and research pathologists. Our life sciences products include:

•	optical and laser scanning microscopes;

•	surgical and other stereo microscopes;

•	automated specimen preparation instruments and related reagents; and

•	pathology diagnostic tests, including cancer diagnostics.

Typical users of our products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters. Customers in this industry select products based on a number of factors, including product performance and ergonomics, the product’s capacity to enhance productivity and the comprehensiveness of the related reagent portfolio. Manufacturing facilities are located in Europe, Australia, Asia and the United States. We market our products under the LEICA and VISION BIOSYSTEMS brands, and sales are made to customers through a combination of our direct sales personnel, independent representatives and independent distributors.

INDUSTRIAL TECHNOLOGIES

Businesses in our Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers (OEMs) into various end-products and systems. Many of the businesses also provide services to support these products, including helping customers install and service the products. As of December 31, 2006, our Industrial Technologies segment encompassed two strategic lines of business, motion and product identification, and three focused niche businesses, aerospace and defense, sensors & controls and power quality. Sales for this segment in 2006 by geographic destination were: United States, 52%; Europe, 33%; Asia, 10%; and other regions, 5%.

Motion. We entered the motion control industry through the acquisition of Pacific Scientific Company in 1998, and have subsequently expanded our product and geographic breadth with additional acquisitions, including American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002. We are currently one of the leading worldwide providers of precision motion control equipment. Our businesses provide a wide range of products including:

•	standard and custom motors;

•	drives;

•	controls; and

•	mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators (which convert rotational motion to linear motion))

These products are sold in various precision motion markets such as packaging equipment, medical equipment, robotics, circuit board assembly equipment, elevators, and electric vehicles (such as lift trucks). Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including price, product performance, the comprehensiveness of the supplier’s product offering and the geographical coverage offered by the supplier. Our motion products are marketed under a variety of brands, including KOLLMORGEN, THOMSON, DOVER, PORTESCAP and PACIFIC SCIENTIFIC. Manufacturing facilities are located in the United States, Europe, Latin America, and Asia. Sales are generally made through our direct sales personnel and through independent distributors.

Product Identification. We entered the product identification market through the acquisition of Videojet (formerly known as Marconi Data Systems) in 2002, and have expanded our product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited and Accu-Sort Systems Inc. in 2003 and Linx Printing Technologies PLC in January 2005. We are a leader in our served product identification market segments. Our businesses design, manufacture, and market a variety of equipment used to print and read bar codes, date codes, lot codes, and other information on primary and secondary packaging. Our products are also used in certain high-speed printing applications. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations. Customers in this industry choose suppliers based on a number of factors, including printer speed and accuracy, ease of maintenance and service coverage. Our product identification products are marketed under a variety of brands, including VIDEOJET, ACCU-SORT, WILLETT, ZIPHER, ALLTEC and LINX. Manufacturing facilities are located in the United States, Europe, South America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

Aerospace and Defense. Our aerospace and defense business designs, manufactures, and markets a variety of aircraft and defense equipment, including:

•	smoke detection and fire suppression systems;

•	energetic material systems;

•	electronic security systems;

•	linear actuators;

•	electrical power generation systems; and

•	submarine periscopes and related sensors.

These product lines came principally from the acquisitions of Pacific Scientific in 1998 and Kollmorgen in 2000 and have been supplemented by several subsequent acquisitions. Typical users of these products include commercial and business aircraft manufacturers as well as defense systems integrators and prime contractors. Customers in this industry choose suppliers based on a number of factors, including the supplier’s experience with the particular technology or application in the aerospace and defense industry, and product reliability. Our aerospace and defense products are marketed under a variety of brands, including the PACIFIC SCIENTIFIC, SUNBANK, SECURAPLANE, KOLLMORGEN ELECTRO-OPTICAL, ARTUS, CALZONI and OECO brands. Sales are generally made through our direct sales personnel.

Sensors & Controls. Our sensors & controls products include instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow, and time. Users of these products span a wide variety of manufacturing markets. These products are marketed under a variety of brands, including DYNAPAR, HENGSTLER, PARTLOW, PREDYNE, WEST, NAMCO, GEMS SENSORS, and SETRA. Sales are generally made through our direct sales personnel and independent distributors.

Power Quality. Our power quality business serves both the commercial segment and the electric utility segment. In the commercial segment, we provide products such as transfer switches, power distribution units, and surge suppressors. Sold under the CYBEREX, CURRENT TECHNOLOGY, JOSLYN and UNITED POWER brands, these products are typically incorporated into systems used to ensure high-quality, reliable power in commercial and industrial environments. In the electric utility segment, our businesses provide high voltage vacuum components and transformer monitoring instruments marketed under the JOSLYN HI-VOLTAGE, JOSLYN, QUALITROL, JENNINGS, and HATHAWAY brands. Electric utilities use these products primarily to monitor the status of their transmission and distribution systems. Sales are generally made through our direct sales personnel, independent representatives, and independent distributors.

Manufacturing facilities of our Industrial Technologies focused niche businesses are located in the United States, Latin America, Europe, and Asia.

TOOLS & COMPONENTS

As of December 31, 2006, our Tools & Components segment encompassed one strategic line of business, mechanics’ hand tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems. Sales for this segment in 2006 by geographic destination were: United States, 86%; Europe, 3%; Asia, 6%; and other regions, 5%.

Mechanics’ Hand Tools. The mechanics’ hand tools business consists of several companies that do business as the Danaher Tool Group (“DTG”), and Matco Tools (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears Holdings Corporation’s Craftsman® line of mechanics’ hand tools for over 60 years. Matco manufactures and distributes professional tools, toolboxes and automotive equipment, through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional and do-it-yourself mechanics typically select tools based on price, ergonomics, aesthetics and ruggedness.

We market tool products under our own brand names and also private-label products for certain customers. The hand tools that we sell into the industrial and consumer markets are branded under the ARMSTRONG, ALLEN, GEARWRENCH and SATA names, while service tools for the automotive markets are branded under the K-D TOOLS name. Typical users of DTG products include professional automotive and industrial mechanics as well as “do-it-yourself” consumers. Manufacturing facilities are located in the United States and Asia. Sales are generally made through independent distributors and retailers.

Delta Consolidated Industries. Delta is a leading manufacturer of automotive truckboxes and industrial gang boxes, which it sells under the DELTA and JOBOX brands. These products are used by both commercial users, such as contractors, and individual consumers. Sales are generally made through independent distributors and retailers.

Hennessy Industries. Hennessy is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA, and COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel, independent distributors, retailers, and original equipment manufacturers.

Jacobs Chuck Manufacturing Company. Jacobs designs, manufactures, and markets chucks and precision tool and workholders, primarily for the portable power tool industry, under the JACOBS brand. Founded by the inventor of the three-jaw drill chuck, Jacobs maintains a worldwide leadership position in drill chucks. Customers are primarily major manufacturers of portable power tools, and sales are typically made through our direct sales personnel.

Jacobs Vehicle Systems (“JVS”). JVS is a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 2 through 7 vehicles. Customers are primarily major manufacturers of class 2 through class 8 vehicles, and sales are typically made through our direct sales personnel.

Manufacturing facilities of our Tools & Components focused niche businesses are located in the United States and Asia.

************************************

The following discussions of Raw Materials, Intellectual Property, Competition, Seasonal Nature of Business, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations, Major Customers and Other Matters include information common to all of our segments.

Raw Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. We purchase raw materials from a large number of independent sources around the world. There have been no raw materials shortages that have had a material adverse impact on our business, although market forces during the past two years have caused significant increases in the costs of steel and petroleum-based products, and with respect to the past year, non-ferrous metals as well. While non-ferrous metals and to a lesser extent certain types of steel remain subject to supply constraints, we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Intellectual Property

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent or trademark to be of material importance to any segment or to the business as a whole. From time to time, however, we do engage in litigation to protect our intellectual property. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher or its subsidiaries.

Competition

Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets as we do. Because of the diversity of products sold and the variety of markets served, we encounter a wide variety of competitors, including well-established regional or specialized competitors, as well as larger companies or divisions of larger companies that have greater sales, marketing, research, and financial resources than we do. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets served. Key competitive factors typically include the specific factors noted above with respect to each particular business, as well as price, quality, delivery speed, service and support, innovation, distribution network, and brand name.

Seasonal Nature of Business

General economic conditions have an impact on our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end-markets that they serve. For example, European sales are often weaker in the summer months, medical and capital equipment sales are often stronger in the fourth calendar quarter, sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products, and sales to the United States government are often stronger in the third calendar quarter. However, as a whole, we are not subject to material seasonality.

Backlog

Backlog is generally not considered a significant factor in our businesses as relatively short delivery periods and rapid inventory turnover are characteristic of most of our products.

Employee Relations

At December 31, 2006, we employed approximately 45,000 persons, of which approximately 21,000 were employed in the United States. Of these United States employees, approximately 2,700 were hourly-rated unionized employees. We also have government-mandated collective bargaining arrangements or union contracts in other countries. Though we consider our labor relations to be satisfactory, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Research and Development

The table below describes our research and development expenditures over each of the last three fiscal years, by segment and in the aggregate:

	For the Years Ended December 31 ($ in millions)

Segment	2006	2005	2004
Professional Instrumentation	$174	$157	$130
Medical Technologies	123	75	43
Industrial Technologies	139	135	112
Tools & Components	10	12	9

Total	$446	$379	$294

We conduct research and development activities for the purpose of developing new products and services and improving existing products and services. In particular, we emphasize the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.

Government Contracts

We have agreements relating to the sale of products to government entities, primarily involving products in the aerospace and defense, product identification, water quality and motion businesses. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. Our failure to comply with these requirements might result in suspension of these contracts, criminal or civil sanctions, administrative penalties or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to “Item 1A. Risk Factors.”

Regulatory Matters

Environmental, Health & Safety

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on our capital expenditures, earnings or competitive position. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”

In addition to environmental compliance costs, we from time to time incur costs related to alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where we and others disposed of hazardous wastes require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under federal and state environmental laws and regulations. We have projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

We have made a provision for environmental remediation and environmental-related personal injury claims. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies as well as our prior experience with similar sites. If we determine that we have potential remediation liability for properties currently owned or previously sold, we accrue the total estimated costs, including investigation and remediation costs, associated with the site. We also estimate our exposure for environmental-related personal injury claims and accrue for this estimated liability as such claims become known. While we actively pursue appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realization is deemed probable. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, we cannot assure that our estimates of environmental liabilities will not change.

In view of our financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, we believe that our liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on our results of operations, financial condition or cash flow. For a discussion of risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”

Medical Devices

Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the counterpart agencies of the non-U.S. countries where our products are sold. Some of the regulatory requirements of these foreign countries are different than those applicable in the United States.

Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA, as well as our ISO Notified Bodies, regularly inspect our registered and/or certified facilities.

We sell both Class I and Class II medical devices. A medical device, whether exempt from, or cleared pursuant to, the premarket notification requirements of the FDCA, or cleared pursuant to a premarket approval application, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practices and quality system requirements, record keeping, and medical device (adverse event) reporting. For a discussion of risks related to our regulation by the FDA and counterpart agencies of other countries, please refer to “Item 1A. Risk Factors.”

In addition, certain of our products utilize radioactive material. We are subject to federal, state and local regulations governing the management, storage, handling and disposal of these materials.

Export Compliance

We are required to comply with various export control and economic sanctions laws, including:

•

the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services (which are items specifically designed or adapted for a military application and/or listed on the United States Munitions List);

•

the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export or re-export of certain dual-use goods, technology and software (which are items that potentially have both commercial and military applications); and

•

the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations.

Non-United States governments have also implemented similar export control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

International Operations

The table below describes annual net revenue by geographic destination outside the U.S. as a percentage of total annual net revenue for each of the last three fiscal years, by segment and in the aggregate:

	Year Ended December 31
Segment	2006	2005	2004
Professional Instrumentation	53%	53%	52%
Medical Technologies	66%	73%	78%
Industrial Technologies	48%	47%	44%
Tools & Components	14%	14%	14%
Total	49%	47%	45%

Our principal markets outside the United States are in Europe and Asia.

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets in each of the last three fiscal years, by segment and in the aggregate:

	Year Ended December 31
Segment	2006	2005	2004
Professional Instrumentation	43%	41%	42%
Medical Technologies	55%	87%	91%
Industrial Technologies	23%	18%	10%
Tools & Components	6%	6%	5%
Total	42%	42%	37%

For additional information related to revenues and long-lived assets by country, please refer to Note 15 to the Consolidated Financial Statements.

Most of our sales in non-U.S. markets are made by our non-U.S. sales subsidiaries or from manufacturing entities located outside the United States, though we also make sales outside the U.S. through various representatives and distributors and also sell into non-U.S. markets directly from the U.S. In countries with low sales volumes, we generally make sales through representatives and distributors.

Financial information about our international operations is contained in Note 15 of the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” and information about the possible effects of foreign currency fluctuations on our business is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-US operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”

Major Customers

We have no customers that accounted for more than 10% of consolidated sales in 2006, 2005 or 2004.

Other Matters

Our businesses maintain sufficient levels of working capital to support customer requirements. Our sales and payment terms are generally similar to those of our competitors.

Available Information

We maintain an internet website at www.danaher.com. We make available free of charge on the website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to, the SEC. Our Internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

Corporate Governance Guidelines and Committee Charters

We have adopted Corporate Governance Guidelines, which are available in the “Investors” section of our website at www.danaher.com. The charters of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are also available in the “Investors” section of our website at www.danaher.com. Stockholders may request a free copy of these committee charters and the Corporate Governance Guidelines from:

Danaher Corporation

Attention: Corporate Secretary

2099 Pennsylvania Avenue, N.W,

12th Floor

Washington, DC 20006

Certifications

We have filed certifications under Rule 13a-14(a) under the Exchange Act as exhibits to this Annual Report on Form 10-K. In addition, our President and CEO submitted an annual CEO Certification to the New York Stock Exchange on May 2, 2006 in accordance with the NYSE listing standards.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

Our businesses operate in industries that are intensely competitive. Because of the diversity of products we sell and the variety of markets we serve, we encounter a wide variety of competitors. In order to compete effectively, we must retain longstanding relationships with major customers, establish relationships with new customers, continually develop new products and services designed to maintain our leadership position in various product categories and penetrate new markets. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

Technologies, product offerings and customer requirements in many of our markets change rapidly. If we fail to keep up with these changes, we may not be able to meet our customers’ needs and demand for our products may decline. If we pursue technologies that do not become commercially accepted, customers may not buy our products or use our services.

Rapid technological change and frequent introductions of new products and services characterize many of the markets we serve. Changes in regulations can also impact demand for new products in our markets. Our failure to successfully embrace and respond to these changes and developments may reduce our revenues and cash flow and adversely affect our profitability. Even if we successfully embrace and respond to these changes and developments, we may incur substantial costs in doing so, and our profitability may suffer. In addition, if customers do not adopt the technologies that we develop or if those technologies ultimately prove not to be viable, our revenues, cash flow and profitability may suffer.

Our acquisition of businesses could negatively impact our profitability and return on invested capital. Conversely, any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material. During 2006 we acquired eleven businesses for an aggregate purchase price of approximately $2.7 billion (including transaction costs and net of cash acquired); during 2005 we acquired 13 businesses for an aggregate purchase price of approximately $885 million (including transaction costs and net of cash acquired); and during 2004 we acquired 13 businesses for an aggregate purchase price of approximately $1.6 billion (including transaction costs and net of cash acquired). Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

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

liabilities that prove greater than anticipated, or internal control deficiencies. The realization of any of these liabilities or deficiencies may increase our expenses and adversely affect our financial position.

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

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may not be able to meet their indemnification responsibilities. We cannot assure that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

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

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others, which in aggregate are important to our operations. The steps we have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated or circumvented. Unauthorized use of our intellectual property rights could adversely impact our competitive position and results of operations. In addition, from time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or misappropriation. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay substantial damages or license fees with respect to the infringed rights, any of which could adversely impact our revenues, profitability and cash flows. Even where we successfully defend against claims of infringement or misappropriation, we may incur significant costs which could adversely affect our profitability and cash flows.

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products, claims relating to intellectual property matters and claims involving employment matters, commercial disputes, environmental matters and acquisition-related matters. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot assure you that we have been or will be at all times in substantial compliance with environmental and health and safety laws. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition and results of operations.

In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.” We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition, results of operations and reputation or that we will not be subject to additional claims for personal injury or cleanup in the future based on our past, present or future business activities.

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

In addition to the environmental regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental entities at the federal, state and local levels, including the following:

•

We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, suspension or withdrawal of approvals and pre-market notification rescissions.

•

We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

Adverse changes in our relationships with, or the financial condition or performance of, key distributors, resellers and other channel partners could adversely affect our results of operations.

Certain of our businesses sell a significant amount of their products to key distributors, resellers and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products, and if they favor our competitors’ products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition or performance, could adversely affect our results of operations and cash flows.

Any inability to hire, train and retain a sufficient number of skilled officers and other employees could impede our ability to compete successfully.

If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to effectively integrate acquired businesses and realize anticipated performance results from those businesses, effectively implement the Danaher Business System throughout our organization and achieve the cost savings and other benefits that the effective implementation of the Danaher Business System can achieve, and otherwise profitably grow our business. Even if we do hire and retain a sufficient number of employees, the expense necessary to attract and motivate these officers and employees may adversely affect our results of operations.

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

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. In addition, certain of our customers receive reimbursement from government insurance programs for some of the costs of the products that they purchase from us. Any significant change in any of these regulations or reimbursement programs could reduce demand for our products or increase our costs of producing these products.

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

We purchase materials, components and equipment from third parties for use in our manufacturing operations. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. For example, although there have been no recent raw materials shortages that have had a material adverse impact on our business, market forces during the past two years have caused significant increases in the costs of steel and petroleum-based products, and with respect to the past year, non-ferrous metals as well.

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

We have a number of domestic collective bargaining units and various non-U.S. collective labor arrangements. While we generally have experienced satisfactory relations at our various locations, we are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our results of operations and cause us to incur incremental costs.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2006, approximately 49% of our sales were derived outside the U.S. and we continue to increase our sales outside the U.S. In addition, many of our manufacturing operations and suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations and could negatively affect our results of operations, cash flows, financial condition and overall growth, including:

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

Our corporate headquarters are located in Washington, D.C. At December 31, 2006, we had 218 significant manufacturing and distribution locations worldwide, comprising approximately 20 million square feet, of which approximately 12 million square feet are owned and approximately 8 million square feet are leased. Of these manufacturing and distribution locations, 117 facilities are located in the United States and 101 are located outside the United States, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and Australia. The number of manufacturing and distribution locations by business segment are:

•	Professional Instrumentation, 54;

•	Medical Technologies, 49;

•	Industrial Technologies, 78; and

•	Tools & Components, 37.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 10 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, the California Department of Toxic Substances Control (“DTSC”) has informed Joslyn Sunbank Company LLC (“Joslyn Sunbank”), a subsidiary of the Company, that its Paso Robles, California facility allegedly violated certain provisions of the California Hazardous Waste Control Law (“HWCL”) and related regulations. The DTSC alleges certain deficiencies related to recordkeeping and reporting matters, training and preventive measures and hazardous waste storage and handling practices. The DTSC has acknowledged that Joslyn Sunbank is no longer in violation of the HWCL or related regulations and that Joslyn Sunbank has taken appropriate corrective action in response to the alleged violations. The DTSC and Joslyn Sunbank have reached an agreement in principle whereby all of Joslyn Sunbank's alleged violations of the HWCL and related regulations would be settled for $495,000. The settlement agreement would also include certain injunctive relief under which Joslyn Sunbank would agree to follow specified procedures relating to recordkeeping and reporting, training and preventive measures and hazardous waste storage and handling. The parties expect to reflect the terms of the agreement in principle in a settlement agreement that is being negotiated. The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

In addition to the litigation noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety”, we are, from time to time, subject to a variety of litigation incidental to our business. These lawsuits primarily involve claims for damages arising out of the use of our products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. We may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While we maintain workers compensation, property, cargo, automobile, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that we believe covers a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect us against potential loss exposures. We believe that the results of these litigation matters and other pending legal proceedings will not have a materially adverse effect on our cash flows or financial condition, even before taking into account any related insurance or indemnification recoveries.

We maintain third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts. We carry significant deductibles and self-insured retentions under our insurance policies, and our management believes that we maintain adequate accruals to cover the retained liability. Our management determines our accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position	Officer Since

Steven M. Rales	55	Chairman of the Board	1984

Mitchell P. Rales	50	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	43	Chief Executive Officer and President	1995

Daniel L. Comas	43	Executive Vice President and Chief Financial Officer	1996

Philip W. Knisely	52	Executive Vice President	2000

Steven E. Simms	51	Executive Vice President	1996

James A. Lico	41	Executive Vice President	2002

Thomas P. Joyce, Jr.	46	Executive Vice President	2002

James H. Ditkoff	60	Senior Vice President- Finance and Tax	1991

Jonathan P. Graham	46	Senior Vice President – General Counsel	2006

Robert S. Lutz	49	Vice President - Chief Accounting Officer	2002

Daniel A. Raskas	40	Vice President – Corporate Development	2004

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

Philip W. Knisely has served as Executive Vice President since he joined Danaher in June 2000.

Steven E. Simms was appointed Executive Vice President in November 2000.

James A. Lico was appointed Executive Vice President in September 2005. He has served in a variety of general management positions since joining Danaher in 1996, including most recently as President of Fluke Corporation from July 2000 until September 2005, as Vice President and Group Executive of Danaher Corporation from December 2002 until September 2005, and as Vice President – Danaher Business Systems Office from September 2004 until September 2005.

Thomas P. Joyce, Jr. was appointed Executive Vice President in May 2006. He has served in a variety of general management positions since joining Danaher in 1990, including most recently as President of Hach Company from May 2001 until December 2002, and as Vice President and Group Executive of Danaher Corporation from December 2002 until May 2006.

James H. Ditkoff served as Vice President-Finance and Tax from January 1991 to December 2002 and has served as Senior Vice President-Finance and Tax since December 2002.

Jonathan P. Graham joined Danaher as Senior Vice President-General Counsel in July 2006. Prior to joining the company, he served as Vice President, Litigation and Legal Policy for General Electric Corporation, a diversified industrial company, from October 2004 until June 2006. He practiced with the law firm of Williams & Connolly LLP, a law firm based in Washington, D.C., from 1988 until September 2004, most recently as partner from 1996 to October 2004.

Robert S. Lutz joined Danaher as Vice President-Audit and Reporting in July 2002 and was appointed Vice President-Chief Accounting Officer in March 2003. Prior to joining Danaher, he served in various positions at Arthur Andersen LLP, an accounting firm, from 1979 until 2002, most recently as partner from 1991 to July 2002.

Daniel A. Raskas was appointed Vice President – Corporate Development in November 2004. Prior to joining Danaher, he worked for Thayer Capital Partners, a private equity investment firm, from 1998 through October 2004, most recently as Managing Director from 2001 through October 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 16, 2007, there were approximately 3,300 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2006			2005
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$65.42	$54.04	$.02	$56.23	$52.60	$.015
Second quarter	$68.47	$60.63	$.02	$55.73	$48.56	$.015
Third quarter	$69.05	$59.72	$.02	$56.68	$51.76	$.02
Fourth quarter	$75.28	$66.87	$.02	$58.07	$49.93	$.02

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

Issuer Purchase of Equity Securities

On April 21, 2005, we announced that on April 20, 2005, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock from time to time on the open market or in privately negotiated transactions. We repurchased no shares during the year ended December 31, 2006, and 4,996,000 shares remain available for repurchase under the program. There is no expiration date for our repurchase program. Our management will determine the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. We may suspend or discontinue the repurchase program at any time. Any repurchased shares will be available for use in connection with our 1998 Stock Option Plan (or any successor plan) or Executive Deferred Incentive Program and for other corporate purposes. We expect to fund the repurchase program using our available cash balances or existing lines of credit.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2006	2005	2004	2003		2002
Sales	$9,596,404	$7,984,704	$6,889,301	$5,293,876		$4,577,232
Operating Profit	1,517,993	1,264,668	1,105,133	845,995	(a)	701,122	(b)
Net earnings before effect of accounting change and reduction of income tax reserves related to previously discontinued operation	1,122,029	897,800	746,000	536,834	(a)	434,141	(b)(c)
Net earnings	1,122,029	897,800	746,000	536,834	(a)	290,391	(b)(c)
Earnings per share before accounting change and reduction of income tax reserves related to previously discontinued operation
Basic	3.64	2.91	2.41	1.75	(a)	1.45	(b)(c)
Diluted	3.48	2.76	2.30	1.69	(a)	1.39	(b)(c)
Earnings per share
Basic	3.64	2.91	2.41	1.75	(a)	0.97	(b)
Diluted	3.48	2.76	2.30	1.69	(a)	0.94	(b)
Dividends per share	0.08	0.07	0.058	0.05		0.045
Total assets	12,864,151	9,163,109	8,493,893	6,890,050		6,029,145
Total debt	2,433,716	1,041,722	1,350,298	1,298,883		1,309,964

(a)	Includes a benefit of $22.5 million ($14.6 million after-tax or $0.05 per diluted share) from a gain on curtailment of the Company’s Cash Balance Pension Plan recorded in the fourth quarter of 2003.

(b)	Includes a benefit of $6.3 million ($4.1 million after-tax or $0.01 per diluted share) from the reversal of unutilized restructuring accruals recorded in the fourth quarter of 2002.

(c)	In 2002, the Company recorded an after-tax charge for $173.8 million ($0.58 per basic share and $0.55 per diluted share) related to impairment of goodwill resulting from the adoption of SFAS No. 142. In addition, the Company recorded an after-tax benefit of $30 million ($0.10 per basic and diluted share) due to reduction of tax reserves established related to a previously discontinued operation.

ITEM 7.	MANAGEME NT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Danaher is a multinational corporation with global operations. In 2006, approximately 49% of Danaher’s sales were derived outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies it serves, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, increasing significance of technology and intellectual property in the businesses in which the Company operates and recent increases in raw material costs. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Sybron Dental Specialties, Inc. (Sybron Dental) and Vision Systems Limited (Vision), Company management and other personnel are devoting significant attention to the successful integration of these businesses into Danaher.

The Company has significantly expanded its medical technologies segment since it acquired its first medical technologies businesses in 2004. In May 2006, the Company acquired all of the outstanding shares of Sybron Dental. Sybron Dental is a leading manufacturer of a broad range of products for the dental professional and had annual revenues of approximately $650 million in its most recent completed fiscal year. Danaher paid total consideration of approximately $2 billion for the Sybron Dental shares, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Sybron Dental is expected to provide additional sales and earnings growth opportunities for the Company’s dental business both through the growth of existing products and services and through the potential acquisition of complementary businesses.

In addition, in the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate price of approximately $520 million, including transaction costs and net of $122 million of cash acquired and assumed $1.5 million of debt. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. Management believes that the pairing of Vision with the Company’s existing life science instrumentation business, Leica, will significantly broaden the Company’s product offerings in the growing anatomical pathology market and expand the sales and growth opportunities for both the Leica and Vision businesses. The Company believes that the pairing of Leica and Vision will also create a broader base for the acquisition of complementary businesses in the life sciences industry.

Danaher financed the acquisitions of Sybron Dental and Vision primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. Under the global commercial paper program which the Company established in May 2006, the Company, or an indirect wholly-owned financing subsidiary of the Company, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. The credit facilities provide credit support for the commercial paper program and have the practical effect of reducing the maximum amount of commercial paper that the Company can issue under the commercial paper program from $2.2 billion to $1.5 billion.

On July 21, 2006, a financing subsidiary of the Company issued approximately $630 million (€500 million) of 4.5% guaranteed notes due July 22, 2013 with a fixed re-offer price of 99.623 in a private placement outside the U.S. (the “Eurobond Notes”). Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million and were used to repay a portion of the Company’s outstanding commercial paper issued to acquire Sybron Dental and for general corporate purposes.

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

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales and profits are derived from foreign countries. Sales and profits of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales and profits are affected by changes in currency rates, which are outside of the control of management. The Company has generally accepted the exposure to exchange rate movements relative to its foreign operations without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales and profit in the Company’s consolidated financial statements. The borrowings under the Eurobond Notes, as well as the European component of the commercial paper program, provide a natural hedge to a portion of the Company’s European net asset position. On an overall basis, the U.S. Dollar weakened against other major currencies in 2006 and closed the year at exchange rate levels weaker than the exchange rate levels as of the end of 2005.

While differences exist among the Company’s businesses, the Company generally experienced broad-based sales growth in 2006. Revenue growth rates for each of the quarters of 2006 exceeded growth rates for each of the comparable quarters of 2005. Management believes that this revenue growth reflects the impact of strong global economic conditions, the continued shift of the Company’s operations into higher growth sectors of the economy, the Company’s investments in growing new markets and products, comparisons against more modest sales growth periods in 2005 and generally higher prices for the Company’s products in 2006 compared to 2005.

RESULTS OF OPERATIONS

Consolidated sales for the year ended December 31, 2006 increased approximately 20% over the comparable period of 2005. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed 6.5% growth. Acquisitions accounted for approximately 13% growth. The impact of currency translation on sales provided approximately 0.5% growth as the weakness of the U.S. dollar against other major currencies in the second half of 2006 more than offset the strengthening of the U.S. dollar experienced in the first quarter of 2006. Price increases contributed approximately 1.5% growth on a year-over-year basis, and are included in the increase in sales from existing businesses.

The growth in sales from acquisitions in the year ended December 31, 2006 primarily related to acquisitions in the Company’s medical technologies business. During 2005, the Company acquired four medical technologies businesses, the largest being the acquisition of Leica Microsystems AG in August 2005. The 2006 acquisitions of Sybron Dental in May 2006 and to a lesser extent Vision have also contributed to this revenue growth.

Operating profit margins for the Company were 15.8% in the year ended December 31, 2006 essentially the same as in 2005. Following are the key factors impacting the year-over-year comparison of operating profit margins:

•

As required by SFAS 123R, beginning in the first quarter of 2006 the Company began recording compensation cost related to stock option awards which decreased 2006 operating profit by approximately $55 million and reduced operating profit margins by 60 basis points on a year over year basis;

•

Operating profit margin improvements in the Company’s existing operations were offset by the lower operating margins of acquired businesses, primarily Leica and Vision, which reduced 2006 operating margins by 60 basis points on a year over year basis. These results include the expensing of approximately $6.5 million of in-process research and development in connection with the acquisition of Vision;

•

Gains related to the sale of a business and the collection of a previously reserved note receivable in the second quarter of 2005 contributed approximately 10 basis points to 2005 operating profit margins impacting the operating margin comparisons for the year ended December 31, 2006 compared with 2005;

•

A first quarter 2005 $5.3 million gain on the sale of real estate benefited 2005 operating margins by approximately 5 basis points impacting the operating margin comparisons for the year ended December 31, 2006 compared with 2005;

•

A gain on the sale of the Company’s investment in First Technology plc in the second quarter of 2006 contributed approximately 15 basis points to 2006 operating profit margins impacting the operating margin comparisons for the year ended December 31, 2006 compared with 2005;

•

A loss related to the settlement of patent infringement litigation in the fourth quarter of 2005 reduced operating profit margins by approximately 25 basis points for the year ended December 31, 2005 impacting comparisons with operating margins for the year ended December 31, 2006.

Operating profit margins for the year ended December 31, 2006 also benefited from on-going cost reduction initiatives including application of the Danaher Business System and low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are both expected to further improve operating profit margins at both existing and newly acquired businesses, including Leica, Sybron Dental and Vision.

The Company’s effective income tax rate of 22.4% for the year ended December 31, 2006 reflects benefits associated with reductions in valuation allowances related to foreign tax credit carryforwards that are now expected to be realized and favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves. In addition, the Company’s tax provision was reduced as a result of a change in German tax law which entitles the Company to cash payments in lieu of previously held unrecognized tax credits. The Company expects the tax rate for 2007 to be approximately 27%.

The following table summarizes sales by business segment for each of the periods indicated:

	For the Years Ended December 31 ($ in millions)
	2006	2005	2004
Professional Instrumentation	$2,906.5	$2,600.6	$2,290.6
Medical Technologies	2,219.9	1,181.5	672.9
Industrial Technologies	3,119.2	2,908.1	2,619.5
Tools & Components	1,350.8	1,294.5	1,306.3

Total	$9,596.4	$7,984.7	$6,889.3

PROFESSIONAL INSTRUMENTATION

The Professional Instrumentation segment encompasses two strategic businesses: environmental and electronic test.

Professional Instrumentation Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2006	2005	2004
Sales	$2,906.5	$2,600.6	$2,290.6
Operating Profit	625.6	538.3	478.3
Operating profit as a % of sales	21.5%	20.7%	20.9%

Components of Sales Growth

	2006 vs. 2005	2005 vs. 2004
Existing businesses	7.5%	5.0%
Acquisitions	4.0%	8.0%
Currency exchange rates	0.5%	0.5%

Total	12.0%	13.5%

2006 COMPARED TO 2005

As detailed in the table above, segment sales increased 12% for 2006 compared to 2005. Price increases, which are included in sales from existing businesses, contributed approximately 1.5% to overall sales growth compared to 2005. Sales from existing businesses increased in both of the Company's strategic lines of business.

Operating profit margins for the segment were 21.5% in 2006 compared to 20.7% for 2005. Operating profit margin improvements in the segment’s existing operations were offset by the lower operating margins of acquired businesses which reduced segment operating margins by approximately 40 basis points in 2006 compared to 2005. In addition, the implementation of SFAS 123R reduced operating profit for the segment by approximately $14.7 million and contributed to a 50 basis point reduction in operating profit margins in 2006 compared to 2005.

Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives are both expected to further improve operating profit margins.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 63% of segment sales for 2006, increased approximately 10.5% in 2006 compared to 2005. Sales from existing businesses accounted for approximately 8% growth. Acquisitions accounted for approximately 2% growth and the impact of currency translation accounted for approximately 0.5% growth.

The Company’s water quality businesses reported mid-single digit sales growth for 2006. This growth was primarily the result of strength in Hach/Lange’s laboratory and process instrumentation products in both the North American and European markets. Sales in Asia grew over 20% in 2006 reflecting continued penetration of these markets. The Company’s Hach Ultra Analytics business reported mid-single digit growth in 2006. Sales growth in North America and Europe, as well as the impact of new product introductions, drove the improvements. Lower sales in Asia reflecting in part a difficult comparable sales period in 2005 due to certain large projects not repeating in 2006, partially offset these improvements. These businesses continue to focus on growing markets in developing countries such as India and China to enhance their growth prospects. Sales growth from acquired businesses primarily reflects the impact of three smaller acquisitions completed in 2005 and 2006.

The Gilbarco Veeder-Root retail petroleum product and service business reported high-single digit sales growth in 2006 compared to low single-digit sales growth in 2005. This growth was driven by extensive refurbishment activity in Europe and regulatory incentives in Mexico that encouraged dispensers to be embedded with tamper proof capability. The businesses’ newly introduced dispensing equipment and its recently introduced point of sale equipment were favorably received which also contributed to this growth.

Electronic Test. Sales from the Company’s electronic test businesses, representing approximately 37% of segment sales for 2006, grew 14.5% compared to 2005. Sales from existing businesses accounted for 7.0% growth. Acquisitions accounted for 7.5% growth and currency translation had a negligible impact.

Sales growth from existing businesses in 2006 continued the strong growth experienced throughout 2005. The business experienced high-single digit growth in traditional industrial channels in all major geographic regions with particular strength in the Asian and Latin American markets. Demand for the businesses’ thermography and new power quality test products contributed significantly to this overall growth. The Company’s network-test business reported mid-single digit sales growth for 2006 compared to 2005. Sales growth slowed in North America and Europe in 2006 compared to 2005 since 2005 benefited from several new product launches. The network-test business experienced somewhat stronger sales growth in China and Latin America in 2006 compared to 2005.

2005 COMPARED TO 2004

Sales of the Professional Instrumentation segment increased 13.5% for 2005 compared to 2004. Price increases, which are included in sales from existing businesses, contributed less than 1% to overall sales growth compared to 2004. Sales from existing businesses increased in both of the Company’s strategic lines of business with the highest growth resulting from the electronic test and environmental water quality businesses. Sales in the Company’s environmental and retail petroleum automation business were up low-single digits for the year.

Operating profit margins for the segment were 20.7% in 2005 compared to 20.9% for 2004. Operating profit margins in the segment for 2005 compared with 2004 were adversely impacted by the dilutive impact of acquisitions. These recent acquisitions operate at lower overall operating profit margins than the segment’s ongoing businesses. Operating profit margins for 2005 were also impacted by higher expense levels to support strategic growth initiatives in certain businesses. On-going cost reduction initiatives through the application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period, partially offset these adverse impacts.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 64% of segment sales for 2005, increased approximately 12.5% in 2005 compared to 2004. Sales from existing businesses accounted for approximately 5.0% growth. Acquisitions accounted for approximately 7.5% growth. The impact of currency translation was negligible for 2005 compared to 2004.

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

Electronic Test. Sales from the Company’s electronic test businesses, representing approximately 36% of segment sales for 2005, grew 16.0% compared to 2004. Sales from existing businesses accounted for 6.5% growth. Acquisitions accounted for 8.5% growth and favorable currency translation accounted for 1.0% growth.

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

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses which offer dentists, other doctors and hospital and research professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data

	For the years ended December 31 ($ in millions)
	2006	2005	2004
Sales	$2,219.9	$1,181.5	$672.9
Operating Profit	261.6	138.7	76.1
Operating profit as a % of sales	11.8%	11.7%	11.3%

Components of Sales Growth

	2006 vs. 2005	2005 vs. 2004
Existing businesses	8.5%	2.5%
Acquisitions	78.0%	75.0%
Currency exchange rates	1.5%	(2.0)%

Total	88.0%	75.5%

2006 COMPARED TO 2005

As detailed in the table above, segment sales increased 88% for 2006 compared to 2005. Price increases, which are included in sales from existing businesses, contributed approximately 1% to overall sales growth compared to 2005.

The Company’s dental technology businesses experienced high-single digit growth in 2006 compared to 2005. Growth in the dental technology businesses was driven by continued strength in the instrument product lines as well as strong sales of imaging product lines in North America and Asia driven by new product introductions. The Company completed two acquisitions subsequent to December 31, 2006 which will further enhance its imaging product offerings. Sybron Dental experienced low-double digit sales growth in 2006, however, all Sybron Dental sales are reported as a component of acquisition growth due to its May 2006 acquisition.

Radiometer’s critical care diagnostics business experienced mid-single digit growth in 2006 compared to 2005. Radiometer’s sales improved in all major geographic regions with particular strength in sales of consumables in Europe resulting from broad based diagnostic instrument placements in the first half of 2006.

Leica’s life science instrumentation business experienced high-single digit growth in 2006 compared to 2005. Strength from the sale of stereo microscopes and specimen preparation equipment drove growth in Europe and Asia, and to a lesser extent North America. Leica’s sales have been included as a component of sales from existing businesses since the first anniversary of the acquisition and were reported as a component of acquisition growth prior to that anniversary date. Vision has been consolidated with the segment’s results as of the date the Company gained control of Vision in November 2006 and its sales are also included as a component of acquisition growth.

Operating profit margins for the segment were 11.8% in 2006 compared to 11.7% for 2005. Operating profit margin improvements in the segment’s existing operations, largely as a result of margin improvements within the dental technology businesses, were offset by the lower operating margins of acquired businesses, primarily Leica and the expensing of in-process research and development in connection with the acquisition of Vision which reduced operating profit margins for the year ended December 31, 2006 by approximately 45 basis points compared to 2005. In addition, the implementation of SFAS 123R resulted in approximately $6 million of stock option compensation expense and reduced operating profit margins for the year ended December 31, 2006 by approximately 30 basis points compared to 2005. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company, which reduced 2006 operating profit margins by approximately 20 basis points compared to 2005.

Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our businesses, and the Company’s low-cost region sourcing and production initiatives are both expected to further improve operating profit margins in the segment at both existing and newly acquired businesses, including Leica, Sybron Dental and Vision.

2005 COMPARED TO 2004

Sales of the Medical Technologies segment increased 75.5% for 2005 compared to 2004. Price increases, which are included in sales from existing businesses, were negligible in 2005 compared to 2004.

Radiometer’s business experienced mid-single digit growth for 2005 over the comparable period of 2004. This performance was primarily the result of growth in North America and Japan, driven by placements of recently introduced products and related accessory sales, offset by weaker performance in Europe. Sales from existing businesses in the Company’s dental businesses experienced mid-single digit growth in fourth quarter of 2005 compared to the fourth quarter of 2004. For the full year 2005, the dental businesses sales growth was flat for the period of ownership, but would have reported mid-single digit growth on a full year pro forma basis had they been included for a full year in both 2005 and 2004. Sales for 2005 were negatively impacted by changes in German reimbursement regulations as well as the reduction in promotional activity in 2005 while the business restructured certain German operations which occurred in the third and fourth quarters of 2005. Sales for 2005 benefited from strong growth experienced with the introduction of a new digital imaging product offering in the second half of 2005. The business also experienced sales growth due to the third quarter launch of a sensor line with US distribution as well as strong sales growth at Pelton & Crane, a 2005 dental acquisition.

The results of Leica have been reflected in the Company’s results of operations since its acquisition in August 2005. Leica had annual revenues from continuing operations of approximately $540 million in 2004 (excluding approximately $120 million of revenue attributable to the semiconductor equipment business that was divested shortly after acquisition). Leica’s gross margins approximated the Company’s overall gross margins and did not had a dilutive impact on gross margins in 2005. However, Leica’s operating profit margins are below the Company and segment average and were dilutive to the segment and overall Company operating margins.

Operating profit margins for the segment were 11.7% in 2005 compared to 11.3% for 2004. Operating profit margins in the segment for 2005 compared with 2004 were adversely impacted by the dilutive impact of acquisitions, principally Leica and KaVo. In addition, 2005 operating profit margins for the segment reflect additional costs associated with restructuring actions within the dental business, which generally commenced in the third quarter of 2005. Operating profit margins for 2005 were also impacted by higher expense levels to support strategic growth initiatives in certain businesses. On-going cost reduction initiatives through the application of the Danaher Business System, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period, partially offset these adverse impacts.

INDUSTRIAL TECHNOLOGIES

The Industrial Technologies segment encompasses two strategic businesses, motion and product identification, and three focused niche businesses, aerospace and defense, sensors & controls and power quality.

Industrial Technologies Segment Selected Financial Data

	For the Years Ended December 31, ($ in millions)
	2006	2005	2004
Operating Performance
Sales	$3,119.2	$2,908.1	$2,619.5
Operating profit	485.5	426.4	383.1
Operating profit as a % of sales	15.6%	14.7%	14.6%

	2006 vs. 2005	2005 vs. 2004
Components of Sales Growth
Existing businesses	6.0%	5.0%
Acquisitions	1.0%	6.0%
Currency exchange rates	0.5%	0.0%

Total	7.5%	11.0%

2006 COMPARED TO 2005

Sales growth from existing businesses was due primarily to sales growth in the motion, aerospace and defense and sensor and controls businesses. Price increases, which are included as a component of sales from existing businesses, contributed approximately 1.5% to overall sales growth compared to 2005. Several small acquisitions in 2005 and the first quarter of 2006 accounted for 1% growth.

Operating profit margins for the segment were 15.6% in 2006 compared to 14.7% in 2005. The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives completed during 2005 and 2006, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. Recently acquired businesses had no dilutive impact on overall operating profit margins for 2006. The improvements to operating profit margins were partially offset by the implementation of SFAS 123R which required the Company to record approximately $14.5 million of stock option compensation costs and reduced operating profit margins by 45 basis points in 2006 compared with 2005. Operating profit margin comparisons for 2006 compared to 2005 are also negatively impacted by 35 basis points related to gains on sale of a business and the collection of a previously reserved note receivable during 2005 and were positively impacted by 65 basis points related to a fourth quarter 2005 loss from the settlement of patent infringement litigation.

The ongoing application of the Danaher Business System in each of the segment’s businesses, and the segment’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins at both existing and newly acquired businesses in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing approximately 33% of segment sales in 2006, increased approximately 6% over 2005. Sales from existing businesses accounted for 5% growth; acquisitions accounted for approximately 0.5% growth and currency translation contributed growth of 0.5%.

Sales from existing businesses increased from 2005 levels due primarily to broad based growth across the standard and custom motor, drive and controls lines. This growth was somewhat offset by softness in certain technology end markets. The business also experienced continued growth in sales of its linear products during 2006.

Product Identification. The product identification businesses accounted for approximately 27% of segment sales in 2006. Sales from the Company’s product identification businesses increased 3.5% in 2006 compared to 2005. Existing businesses provided 2.5% growth. Favorable currency impacts accounted for approximately 1% growth. Acquisitions had a negligible impact on growth for 2006.

The increase in sales is due primarily to the increase in sales of laser and thermal transfer overlay equipment as well as sales of consumables and services in North America and Europe. These increases in sales were offset by the completion of several large United States Postal Service (“USPS”) projects in the first half of 2006 at both AccuSort and Videojet.

Focused Niche Businesses. The segment’s niche businesses in the aggregate showed 11.5% sales growth in 2006 compared to 2005. This growth was primarily driven by strong sales growth from existing businesses in the Company’s sensors and controls and aerospace and defense businesses, and to a lesser extent in the Company’s power quality businesses.

2005 COMPARED TO 2004

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

Operating profit margins for the segment were 14.7% in 2005 including the effect of a $15.5 million charge (0.5%) to settle litigation associated with activities of a business that occurred prior to the Company’s ownership of the business. Under U.S. generally accepted accounting principles, the impact of this settlement is required to be accounted for in 2005 since the settlement occurred after December 31, 2005 but before the release of the 2005 financial statements. Operating profit margins were 14.6% in 2004. The improvements in operating profit margins for the year reflect additional leverage from sales growth; on-going cost reductions associated with our Danaher Business System initiatives completed during 2004 and 2005, primarily within the Company’s motion businesses; and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. Operating margin also benefited from a $4.6 million pre-tax gain on the sale of a small business which occurred in the second quarter of 2005. These positive impacts were partly offset by a $5 million impairment charge recorded in the third quarter of 2005 related to a minority investment; the dilutive effects of operating margins from businesses recently acquired; and higher expense levels to support strategic growth and restructuring initiatives, primarily in the product identification and motion businesses.

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

Sales of marking systems equipment and related service within the Videojet business for 2005 increased at mid-single digit rates over 2004. This marking systems growth primarily resulted from strength in the North American, China and Latin American markets. The Company also continued to see growth in both its laser product offerings and thermal transfer overlay product offerings. The Company’s increased sales and marketing efforts implemented earlier in 2005 also contributed to this growth. In addition, growth in sales from existing operations for 2005 were driven by strong systems installation sales within the Accu-Sort scanning business, particularly sales to the United States Postal Service (USPS).

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

TOOLS & COMPONENTS

The Tools & Components segment consists of one strategic line of business, mechanics hand tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems.

Tools & Components Selected Financial Data

	For the Years Ended December 31, ($ in millions)
	2006	2005	2004
Sales	$1,350.8	$1,294.5	$1,306.3
Operating profit	194.1	199.3	198.3
Operating profit as a % of sales	14.4%	15.4%	15.2%

Components of Sales Growth

	2006 vs. 2005	2005 vs. 2004
Existing businesses	4.5%	4.0%
Divestiture	0.0%	(5.0%)
Currency exchange rates	0.0%	0.0%

Total	4.5%	(1.0%)

2006 COMPARED TO 2005

Sales from existing businesses contributed substantially all of the growth for the segment in 2006, including approximately 1.5% growth due to price increases that the Company implemented largely as a result of cost increases in steel and other commodities.

Mechanics hand tools sales, representing approximately 70% of segment sales, grew 5% in 2006 compared to 2005. The sales growth was driven primarily by the group’s Matco business which achieved high-single digit growth during 2006 driven by increases in both the number of distributors and their average purchase levels. The retail mechanics’ hand tools business also grew in the second half of 2006 compared to the second half of 2005 as sell-through at Sears, a major customer of the segment, improved from prior year levels. The business continues to experience growth with its other retail customers as well as expanding markets for the business’ products in China. The segment’s niche businesses experienced mid-single digit sales growth for 2006 compared to 2005 as strength in the truck box and engine retarder businesses was partially offset by weakness in the chuck business.

Operating profit margins for the segment were 14.4% in 2006 compared to 15.4% in 2005. Implementation of SFAS 123R in the first quarter of 2006 reduced segment operating profit by approximately $6 million in 2006 as compared to 2005, negatively impacting year-over-year operating margins by 45 basis points. The Company also incurred costs associated with exiting a small product line during the second half of 2006 which reduced 2006 operating profit margins by approximately 30 basis points. Operating profit margins also declined during 2006 due to lower margin products accounting for a larger proportion of sales within the segment as well as due to higher overall freight costs. Finally, year-over-year operating margin comparisons were negatively impacted by approximately 40 basis points as a result of a $5.3 million ($3.9 million after taxes) gain on the sale of real estate in 2005. The adverse impacts on operating margins described above were offset somewhat by the impact of leverage from higher sales levels, including the pricing actions implemented in 2006, as well as the benefit of restructuring actions taken in 2005.

The ongoing application of the Danaher Business System in each of the segment’s businesses and the Company’s low-cost region sourcing and production initiatives are all expected to further improve segment operating margins in future periods. Certain regulatory requirements affecting the end markets served by the Company’s engine retarder business accelerated customer purchases to 2006 which will adversely impact segment sales volumes in 2007.

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

Operating profit margins for the segment were 15.4% in 2005 compared to 15.2% in 2004. The improvement in operating profit margins for 2005 primarily relates to the pricing initiatives implemented to offset a portion of the steel and other commodity cost increases experienced beginning in 2004; the impact of higher sales levels and the impact of Danaher Business System cost reduction programs implemented in 2004 and 2005; and the impact of a gain recorded on the sale of real estate totaling $5.3 million ($3.9 million after taxes) during the first quarter of 2005. These improvements more than offset the incremental costs associated with closing one of the segment’s manufacturing facilities. The Company incurred approximately $11 million in costs associated with this plant closure in 2005, which provided minimal benefit to operating margins in 2005.

GROSS PROFIT

	For the Years Ended December 31,
	($ in millions)
	2006	2005	2004
Sales	$9,596.4	$7,984.7	$6,889.3
Cost of sales	5,353.0	4,539.7	3,996.6
Gross profit	4,243.4	$3,445.0	$2,892.7
Gross profit margin	44.2%	43.1%	42.0%

Gross profit margins for the year ended December 31, 2006 benefited from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices to offset some of the increases in cost and surcharges related to steel and other commodity purchases also contributed to gross profit improvement. These improvements were partially offset by a change in mix to certain lower margin businesses including the Gilbarco Veeder-Root business and sales to the United States Postal Service in the product identification business. In addition, the Company recorded a loss on a product development venture in the first quarter of 2006 and incurred higher initial product costs associated with the Sybron Dental acquisition in the second quarter of 2006, which further reduced gross margins for the year ended December 31, 2006. Higher raw material costs or any significant slowdown in the economy could adversely affect gross profit margins in future periods.

Gross profit margins for 2005 improved 110 basis points to 43.1% from 42.0% in 2004. This improvement resulted primarily from generally higher gross profit margins in businesses recently acquired, leverage on increased sales volume, on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, and cost reductions in recently acquired business units. Partly offsetting these improvements were the costs associated with closing a manufacturing facility in the Tools & Components segment.

OPERATING EXPENSES

	For the Years Ended December 31,
	($ in millions)
	2006	2005	2004
Sales	$9,596.4	$7,984.7	$6,889.3
Selling, general and administrative expenses	2,741.8	2,175.8	1,795.7
SG&A as a % of sales	28.6%	27.2%	26.1%

The year-over-year increase in selling, general and administrative expenses is due primarily to increases in selling, general and administrative expenses associated with recently acquired businesses (principally Leica, Sybron Dental and Vision) and their higher relative operating expense structures, additional spending to fund growth opportunities throughout the Company, and the implementation of SFAS 123R. Implementation of SFAS 123R in 2006 increased operating expenses by $55 million in 2006 and contributed a 60 basis point increase in selling, general and administrative expenses as a percentage of sales in 2006 compared to 2005. In addition, in 2006 the Company expensed approximately $6.5 million of in-process research and development related to the Vision acquisition. The Company also recorded a $4.5 million impairment of a minority interest in a medical technologies company in the first quarter of 2006, which increased 2006 selling, general and administrative expenses as a percentage of sales by approximately 5 basis points compared to 2005. These items were partially offset by increased leverage from higher sales levels in 2006.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $79.8 million in 2006 was approximately $34.9 million higher than 2005. The increase in interest expense in 2006 is primarily due to higher debt levels during the year, primarily due to borrowings incurred to fund the acquisitions of Sybron Dental and Vision. Interest expense for 2005 was lower than the prior year by approximately $10.1 million. The decrease in interest expense in 2005 compared to 2004 was due primarily to lower debt levels during the year as a result of the repayment of the Company's 6.25% Eurobond notes and to a lesser extent, lower borrowing rates on new borrowings during the period.

Interest income of $8.0 million, $14.7 million and $7.6 million was recognized in 2006, 2005 and 2004, respectively. Average invested cash balances decreased during 2006 compared to 2005 due to employing cash balances to complete several acquisitions in 2005 and 2006, to finance repurchases of the Company’s outstanding common stock in the second half of 2005 and to repay the previously outstanding Eurobonds in July 2005. In addition, 2005 interest income reflects the collection of $4.6 million of interest on a note receivable which had not previously been recorded due to collection risk (see Note 2 to the Consolidated Financial Statements for additional information).

INCOME TAXES

The Company’s effective tax rate of 22.4% for 2006 was 4.9 percentage points lower than the effective tax rate for 2005. The Company’s effective income tax rate for 2006 benefited by $69 million, or $0.21 per diluted share, as a result of the reduction of valuation allowances related to foreign tax credit carryforwards that are now expected to be realized, the favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves and the impact of a change in German tax law which entitles the Company to cash payments in lieu of previously held unrecognized tax credits. These positive impacts were partially mitigated by a higher effective tax rate applicable to the second quarter 2006 gain on the sale of shares of First Technology, plc (see Note 2 to the Notes to Consolidated Financial Statements) which increased the overall provision by $1.5 million compared to what would have been incurred using the Company’s overall effective tax rate. The effective tax rate for 2007 is expected to be approximately 27%.

The 2005 effective tax rate of 27.3% was 2.2 percentage points lower than the 2004 effective rate, mainly due to the effect of a higher proportion of foreign earnings in 2005 compared to 2004. The Company also resolved examinations of certain previously filed U.S. and international tax returns and provided additional reserves for other matters arising during the third quarter of 2005. Resolution of these matters resulted in a small benefit from the reversal of previously provided tax reserves.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns (as discussed below) and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for 2006 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2006, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $3.4 billion.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. While the Company is continuing to evaluate the impact of this Interpretation and guidance on its application, the Company currently estimates the adoption of FIN 48 will reduce the amount recorded by the Company for uncertain tax positions by approximately $60 to $80 million. This reduction will be recorded as an increase to opening retained earnings as of January 1, 2007.

INFLATION

Inflation did not significantly impact the Company’s overall results of operations in either 2006 or 2005. The Company has experienced cost increases during the past two years in the costs of steel and petroleum-based products, and with respect to the past year, non-ferrous metals as well. The Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

The fair value of the Company’s fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2006, the fair value of the Company’s fixed-rate long-term debt would decrease by approximately $35 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or other derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. As a result, it is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Eurobond Notes described below, as well as the European component of the commercial paper program which as of December 31, 2006, had outstanding borrowings equivalent to $1,446.9 million, provides a natural hedge to a portion of the Company’s European net asset position.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

	For the Years Ended, December 31, ($ in millions)
	2006	2005	2004
Total operating cash flows	$1,547.3	$1,203.8	$1,033.2

Purchases of property, plant and equipment	(137.7)	(121.2)	(115.9)
Cash paid for acquisitions	(2,656.0)	(885.1)	(1,591.7)
Other sources	24.3	40.9	74.0

Net cash used in investing activities	(2,769.4)	(965.4)	(1,633.6)

Proceeds from the issuance of common stock	98.4	59.9	45.9
Proceeds (repayments) of borrowings, net	1,145.0	(292.2)	(66.3)
Dividends paid	(24.6)	(21.6)	(17.7)
Purchase of treasury stock	—	(257.7)	—

Net cash used in financing activities	1,218.8	(511.6)	(38.1)

•

Operating cash flow, a key source of the Company’s liquidity, increased $343.5 million, or approximately 28.5% as compared to 2005. Earnings growth contributed $224.2 million to the increase in operating cash flow in 2006 compared to 2005, and non-cash stock compensation expense and increases in depreciation and amortization also positively impacted cash flow. Non-cash reductions of previously provided tax reserves positively impacted net earnings but adversely impacted the comparison of operating cash flow as a percentage of net earnings. Operating working capital was a net source of cash flow in 2006 despite higher sales levels as overall operating working capital turns improved from the levels experienced during 2005.

•	As of December 31, 2006, the Company held $317.8 million of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 11 companies and product lines during 2006 for total consideration of $2,656.0 million in cash, including transaction costs and net of cash acquired.

•

Danaher financed the 2006 acquisitions of Sybron Dental and Vision primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. As of December 31, 2006, the Company had approximately $866.8 million in borrowings outstanding under the commercial paper program of which $80 million was denominated in U.S. dollars and $786.8 million was denominated in Euros (€596 million).

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

•

On July 21, 2006, a financing subsidiary of the Company issued €500 million ($630 million) of 4.5%, guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623 (the “Eurobond Notes”) in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were approximately €496 million ($627 million) and were used to pay down a portion of the Company’s outstanding commercial paper used to finance the Sybron Dental acquisition and for general corporate purposes.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as income taxes, pension funding decisions and other items impact reported cash flows.

Operating cash flow, a key source of the Company’s liquidity, was approximately $1.5 billion for 2006, an increase of $343.5 million, or approximately 28.5% as compared to 2005. Earnings growth contributed $224.2 million to the increase in operating cash flow in 2006 compared to 2005. Included in earnings growth is a non-cash benefit of approximately $69 million from the reduction of tax reserves and a change in German tax law which entitles the Company to cash payments in lieu of previously held unrecognized tax credits. Because this is a non-cash benefit to net earnings, it adversely impacts the comparison of operating cash flow as a percentage of net earnings. The Company also recorded increased stock option expense of $55 million in 2006 as required by SFAS 123R – Share Based Payments. Because this expense adversely impacts net earnings but does not require the use of cash, it positively impacts the comparison of operating cash flow as a percentage of net earnings. Operating cash flows during 2006 also benefited from increases in non-cash depreciation and amortization charges of approximately $40 million compared to 2005. These increases in depreciation and amortization primarily related to recent acquisitions. Operating working capital, which the Company defines as accounts receivable plus inventory less accounts payable, also contributed favorably to 2006 operating cash flow but at lower levels than in the comparable 2005 period, due primarily to less cash flow generation from accounts payable in 2006 compared to 2005.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $2,769 million in 2006 compared to approximately $965 million in 2005. Gross capital spending increased $16.5 million in 2006 from 2005 levels to $137.7 million, due primarily to capital spending relating to new acquisitions, and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily to support product development, for increasing capacity, replacement of equipment and improving information technology systems.

Net cash used in investing activities was $965 million in 2005 compared to approximately $1.6 billion in 2004. Capital spending increased $5 million in 2005 from 2004 levels to $121 million. In 2007, the Company expects capital spending of approximately $175 to $200 million. Disposals of fixed assets yielded approximately $10 million and $19 million of cash proceeds for 2006 and 2005, respectively.

As discussed below, the Company completed several business acquisitions and divestitures during 2006, 2005 and 2004. All of the acquisitions during this period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 5 to the accompanying Consolidated Financial Statements.

2006 Acquisitions

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental for total consideration of approximately $2 billion, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to December 31, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper, as discussed under “Financing Activities and Indebtedness” below, and to a lesser extent from available cash.

In addition, in the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate price of approximately $520 million, including transaction costs and net of approximately $122 million of cash acquired and assumed $1.5 million of debt. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. Management believes that the pairing of Vision with the Company’s existing life science instrumentation business, Leica, will significantly broaden the Company’s product offerings in the growing anatomical pathology market and expand the sales and growth opportunities for both the Leica and Vision businesses.

Total consideration for the other nine businesses acquired during 2006 was approximately $213 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental instrumentation, medical equipment or industrial products, in the market segments of electronic test, critical care diagnostics, water quality, product identification and sensors and controls. These companies were all acquired to complement existing units of either the Professional

Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these nine acquired businesses were approximately $140 million at the dates of their respective acquisitions.

In the first half of 2006, the Company purchased and subsequently sold shares of First Technology plc, a U.K. - based public company, in connection with the Company’s unsuccessful bid to acquire First Technology. First Technology also paid the Company a break-up fee of approximately $3 million. During the second quarter of 2006 the Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or approximately $0.03 per diluted share) in connection with these matters, net of related transaction costs, which is included in “other expense (income), net” in the accompanying Consolidated Condensed Statement of Earnings.

Disposals of fixed assets and land yielded approximately $10 million of cash proceeds during 2006 due to the sale of three parcels of real estate and miscellaneous equipment. Disposals of fixed assets yielded approximately $19 million of cash proceeds during 2005,primarily related to a sale of a building which generated a pre-tax gain $5.3 million in 2005 which was included as a component of “other expense (income), net” in the accompanying Consolidated Statements of Earnings.

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

In August 2005, the Company acquired all of the outstanding shares of German-based Leica Microsystems AG, for an aggregate purchase price of €210 million in cash, including transaction costs and net of cash acquired of €12 million and the assumption and repayment at closing of €125 million outstanding Leica debt ($429 million in aggregate as of the date of the acquisition). The Company funded this acquisition and the repayment of debt assumed using available cash and through borrowings under uncommitted lines of credit totaling $222 million, which have subsequently been repaid. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested, as described below).

In September 2005, the Company also completed the sale of Leica’s semiconductor equipment business which was held for sale at the time of the acquisition. This business had historically operated at a loss. Proceeds from the sale have been reflected as a reduction in the purchase price for Leica in the accompanying Consolidated Statement of Cash Flows. Operating losses for this business for the period from acquisition to disposition totaled approximately $1.3 million and are reflected in “Other expense (income), net” in the accompanying Consolidated Statement of Earnings.

In addition to Linx and Leica, the Company acquired 11 smaller companies and product lines during 2005 for total consideration of $285 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as medical technologies, electronic test, sensors and controls, environmental, product identification, aerospace and defense and motion. These companies were all acquired to complement existing units of either the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregated annual sales of these 11 acquired businesses at the time of their respective acquisitions were approximately $260 million.

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

2004 Acquisitions

In January 2004, the Company acquired all of the share capital of Radiometer S/A for $684 million in cash (net of $77 million in acquired cash), including transaction costs. In addition, the Company assumed $66 million of debt in connection with the acquisition. Radiometer had total annual sales of approximately $300 million at the time of acquisition.

In May 2004, the Company acquired all of the outstanding shares of Kaltenbach & Voight Gmbh (KaVo) for €350 million ($412 million) in cash, including transaction costs and net of $45 million in acquired cash. KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental technology, including hand pieces, treatment units and diagnostic systems and laboratory equipment.

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

In addition to Radiometer, KaVo and Trojan, the Company acquired ten smaller companies and product lines during 2004 for total consideration of $311 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in markets such as medical technologies, electronic test, motion, environmental, product identification, sensors and controls, and aerospace and defense. These companies were all acquired to complement existing businesses within the Professional Instrumentation segment, or in connection with the establishment of the Medical Technologies segment. The aggregate annual sales of these acquired businesses as of the respective dates of acquisition were approximately $280 million.

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

Recent Acquisition Developments

Subsequent to December 31, 2006, the Company completed the acquisition of five smaller companies and product lines for total consideration of $206 million in cash, including transaction costs and net of cash acquired. These companies were all acquired to complement existing businesses. Two of the businesses are manufacturers of dental imaging products and will be part of the Company’s Medical Technologies segment. The other businesses complement the Company’s electronic test and environmental businesses in the Professional Instrumentation segment. The aggregate annual sales of these acquired businesses as of the respective dates of acquisition were approximately $91 million.

Financing Activities and Indebtedness

Financing cash flows consist primarily of borrowings and repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $1,219 million during 2006 compared to $512 million of cash used during the comparable period of 2005. The increase in cash generated from financing activities was primarily due to commercial paper borrowings used to finance the acquisition of Sybron Dental and Vision, and the issuance of $627 million (€496 million) private placement Eurobond Notes, net of debt repayments and dividends paid during 2006. Proceeds from the Eurobond Notes were used to pay off a portion of the outstanding commercial paper and for other general corporate purposes.

Total debt was $2,434 million at December 31, 2006 compared to $1,042 million at December 31, 2005. The Company’s debt financing as of December 31, 2006 was comprised primarily of:

•	$787 million of outstanding Euro denominated commercial paper;

•	$80 million of outstanding U.S. dollar denominated commercial paper;

•	$660 million (€500 million) 4.5% guaranteed Eurobond Notes due July 22, 2013;

•	$594 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”);

•	$250 million of 6.1% notes due 2008 (subject to the interest rate swaps described above); and

•	$63 million of other borrowings.

The Company primarily satisfies its short-term liquidity needs through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. Subsequent to May 2006, the Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. In November and December 2006, the Company again utilized its commercial paper program to fund the acquisition of Vision. As of December 31, 2006, $80 million remained outstanding under the U.S. dollar commercial paper program with an average interest rate of 5.34% and an average maturity of 3 days and $787 million remained outstanding under the Euro-denominated commercial paper program (€596 million) with an average interest rate of 3.87% and an average maturity of 64 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Credit Facility expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. In May 2006 the Company and certain of its subsidiaries entered into an unsecured $700 million multicurrency revolving credit facility (the “Secondary Credit Facility”) on terms substantially similar to those under the Credit Facility that was also available to provide credit support for the Company’s commercial paper and for working capital and other general corporate purposes. The Company terminated the Secondary Credit Facility on October 11, 2006, which has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program. The Company terminated the Secondary Credit Facility because Company management believes that the $1.5 billion facility provides sufficient backstop for amounts that the Company believes will be issued under the commercial paper facility in the foreseeable future, that additional credit would be available if the Company were to decide to issue more than $1.5 billion of commercial paper or otherwise need additional credit, and that termination of the $700 million facility eliminates unnecessary fees. There were no borrowings under either the Credit Facility or the Secondary Credit Facility, or either of the terminated credit facilities, during 2006.

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

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2006, the accreted value of the outstanding LYONs was $49 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid is equal to the higher of either 0.0315% percent of the bonds’ market value measured by its five day trading average price preceeding the record date or the equivalent common stock dividend. Contingent interest of approximately $0.5 million is payable for the six month period from July 1, 2006 to December 31, 2006. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

During the first quarter of 2006, the Company borrowed $120 million under uncommitted lines of credit in connection with the investment in the shares of First Technology noted above and other matters. These borrowings, along with all borrowings incurred in 2005 under uncommitted lines of credit associated with the purchase of Leica, which totaled $177 million as of December 31, 2005, were fully repaid in the first quarter of 2006.

The $250 million of 6.1% notes due 2008 were issued in October 1998 at an interest cost of 6.1%. The fair value of the 2008 notes, after taking into account the interest rate swaps discussed below, is approximately $252 million at December 31, 2006. In January 2002, the Company entered into two interest rate swap agreements for the term of the notes having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes is the six-month LIBOR rate plus approximately 0.425%. Rates are reset twice per year. At December 31, 2006, the net interest rate on $100 million of the notes was 5.8% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan (or any successor plan) and for other corporate purposes.

During 2005, the Company repurchased approximately 5 million shares of Company common stock in open market transactions at an aggregate cost of $257.7 million. The repurchases were funded from available cash and from borrowings under uncommitted lines of credit. There were no share repurchases under this program in 2006 and at December 31, 2006, the Company had approximately 5 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or existing lines of credit.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2006, the Company was in compliance with all of its debt covenants.

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

The Company declared a regular quarterly dividend of $0.02 per share payable on January 26, 2007 to holders of record on December 29, 2006. Aggregate cash payments for dividends during 2006 were $24.6 million.

Cash and Cash Requirements

As of December 31, 2006, the Company held $318 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, using borrowings under existing commercial paper programs or credit facilities or by accessing the capital markets as needed for liquidity. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and inter-company financing is used to provide working capital to our operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Where local restrictions prevent an efficient inter-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

Pension and Other Post Retirement & Employee Benefit Plans

Due to previous equity market declines the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the U.S. plan. In addition, certain non-U.S. plans are not fully funded. As a result, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, the Company has recorded unrecognized losses and prior service costs of $151.9 million ($99.2 million net of tax benefits) cumulatively through December 31, 2006. The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined accumulated benefit obligation and the value of the plan assets as of September 30, 2006. This adjustment results in a direct reduction of stockholders’ equity and does not immediately impact net earnings.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). For a summary of the material provisions of SFAS No. 158, see “New Accounting Standards.” The application of FAS 158 in 2006 decreased the Company’s minimum pension liability by $13.0 million ($9.1 million net of tax benefits) due to the recognition of previously unrecognized, over-funded positions in certain of the Company’s non-US pension plans. The Company also recorded other comprehensive income of $10 million ($6.5 million net of tax benefits) due to the recognition of actuarially determined prior service credits associated with the Company’s U.S. based retiree benefit program.

Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in such calculations. These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. For the United States plan, the Company used a 5.75% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2006, which represents an increase of 0.25% in the discount rate from December 31, 2005. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. A further 25 basis point reduction in the discount rate used for the plans would have increased the minimum pension liability $20 million ($13 million on an after tax basis) from the amount recorded in the financial statements at December 31, 2006.

For 2006, the expected long-term rate of return assumption applicable to assets held in the United States plan was estimated at 8.0% which is the same as the rate used in 2005. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan invests between 60% to 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Pension expense for the U.S. plan for the year ended December 31, 2006 was $17 million (or $11 million on an after-tax basis), compared with $8.1 million (or $5.9 million on an after-tax basis) for this plan in 2005. If the expected long-term rate of return on plan assets was reduced by 0.5%, pension expense for 2006 would have increased $1.6 million (or $1.0 million on an after-tax basis). The Company made no contributions to the U.S. plan in 2006 and is not statutorily required to make contributions to the plan in 2007. The Company’s non-U.S. plan assets are comprised of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 2.5% to 6.5% for 2006.

The U.S. Pension Protection Act of 2006 was enacted August 17, 2006. While the Act will have some effect on specific plan provisions in our retirement program, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. Based on initial projections, the Act is expected to slightly increase the amount of our required contributions.

CONTRACTUAL OBLIGATIONS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2006 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$2,419.3	$8.2	$258.1	$880.7	$1,272.3
Capital Lease Obligations (b)	14.4	2.7	5.6	6.1	—

Total Long-Term Debt	2,433.7	10.9	263.7	886.8	1,272.3
Interest Payments on Long-Term Debt and Capital Lease Obligations	614.7	82.0	144.8	106.9	281.0
Operating Lease Obligations (c)	290.6	77.2	115.3	56.0	42.1
Other:
Purchase Obligations (d)	244.9	238.6	6.3	—	—
Other Liabilities Reflected on the Company’s Balance Sheet Under GAAP (e)	2,833.5	1,496.4	255.3	180.0	901.8

Total	$6,417.4	$1,905.1	$785.4	$1,229.7	$2,497.2

(a)	As described in Note 7 to the Consolidated Financial Statements

(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.

(c)	As described in Note 10 to the Consolidated Financial Statements

(d)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(e)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these agreements and are largely based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Standby Letters of Credit and Performance Bonds	$165.5	$82.5	$37.2	$30.4	$15.4
Guarantees	49.7	38.7	2.9	0.3	7.8
Obligations for Vision Systems shares not yet acquired at December 31, 2006	72.7	72.7	—	—	—
Contingent Acquisition Consideration	41.9	5.1	36.8	—	—

Total	$329.8	$199.0	$76.9	$30.7	$23.2

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components for manufacture and for performance under specific manufacturing agreements. Guarantees are generally issued in connection with certain transactions with vendors, suppliers and financing entities.

In connection with three past acquisitions, the Company has entered into agreements with the respective sellers to pay certain amounts in the future as additional purchase price. The Company enters into these types of arrangements to help bridge differences of opinion that the Company and the sellers may have over the appropriate value of the acquired business. The Company could pay nothing in the aggregate over the next three years pursuant to these agreements, or a maximum of up to $41.9 million over the next three years depending on the future performance of the respective businesses. In connection with acquisitions completed subsequent to December 31, 2006, the Company entered into similar agreements with the respective sellers to pay additional purchase price of up to $2.4 million over the next 2 years if certain performance criteria are achieved.

The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. However, the Company does not believe that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Except as described above, as of December 31, 2006 the Company has not entered into any off-balance sheet financing arrangements and has no unconsolidated special purpose entities.

Legal Proceedings

Please refer to Notes 11 to the Consolidated Financial Statements included in this Annual Report for information regarding certain outstanding litigation matters.

In addition to the litigation noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety”, the Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, automobile, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to protect the Company against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of these litigation matters and other pending legal proceedings will not have a materially adverse effect on its cash flows or financial condition, even before taking into account any related insurance or indemnification recoveries.

The Company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts. The Company carries significant deductibles and self-insured retentions under our insurance policies, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

For a discussion of additional risks related to existing and potential legal proceedings, please refer to “Item 1A. Risk Factors.”

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

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Company’s Consolidated Financial Statements.

Accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which could adversely impact the Company’s net earnings and financial condition.

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

The Company’s annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2006, did not result in an impairment charge. The excess of fair value over carrying value for each of the Company’s reporting units as of September 30, 2006, the annual testing date, ranged from approximately $3 million to approximately $1.7 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $1 million to approximately $1.5 billion for each of the Company’s reporting units.

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

Risk Insurance. The Company carries significant deductibles and self-insured retentions with respect to various business risks. The business risk areas involving the most significant accounting estimates are workers’ compensation and product liability. For domestic workers’ compensation and product liability risk, the Company generally purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. These reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists for workers’ compensation and by outside risk insurance experts for product liability. In addition, outside risk experts recommend reserves for incurred but not yet reported claims by evaluating the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2006 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate.

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

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this standard reduced the amount of pension and other post-retirement liabilities recorded by approximately $23 million as of December 31, 2006 due to the recognition of previously unrecognized, over-funded positions in certain of the Company’s non-US pension plans and due to the recognition of actuarially determined prior service credits associated with the Company’s U.S. based retiree benefit program. The Company expects to change its pension plan measurement date to December 31 effective in 2008. See “Pension and Other Post Retirement & Employee Benefit Plans” above and Notes 8 and 9 to the Consolidated Financial Statements for additional information.

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

Effective January 1, 2006, the Company adopted statements of financial accounting standards No. 123 (revised 2004), Share Based Payment (“SFAS 123 R”), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Note 14 for further discussion.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. While the Company is continuing to evaluate the impact of this Interpretation and guidance on its application, the Company currently estimates the adoption of FIN 48 will reduce the amount recorded by the Company for uncertain tax positions by approximately $60 to $80 million. This reduction will be recorded as an adjustment to opening retained earnings as of January 1, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. This report dated February 21, 2007 appears on page 46 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, that Danaher Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Danaher Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Danaher Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 21, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the notes to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, and adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements Nos. 87, 88, 106, and 132R.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danaher Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 21, 2007

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 (in thousands)	2006	2005	2004
Sales	$9,596,404	$7,984,704	$6,889,301
Cost of sales	5,353,021	4,539,689	3,996,636
Selling, general and administrative expenses	2,741,769	2,175,751	1,795,673
Other (income) expense, net	(16,379)	4,596	(8,141)

Total operating expenses	8,078,411	6,720,036	5,784,168

Operating profit	1,517,993	1,264,668	1,105,133
Interest expense	(79,829)	(44,933)	(54,984)
Interest income	8,008	14,707	7,568

Earnings before income taxes	1,446,172	1,234,442	1,057,717
Income taxes	324,143	336,642	311,717

Net earnings	$1,122,029	$897,800	$746,000

Earnings Per Share:
Basic net earnings per share	$3.64	$2.91	$2.41

Diluted net earnings per share	$3.48	$2.76	$2.30

Average common stock and common equivalent shares outstanding:
Basic	307,984	308,905	308,964
Diluted	325,251	327,983	327,701

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

As of December 31 (in thousands)

	2006	2005
ASSETS
Current assets: Cash and equivalents	$317,810	$315,551
Trade accounts receivable, less allowance for doubtful accounts of $103,201 and $91,115, respectively	1,674,970	1,407,858
Inventories	1,005,360	825,263
Prepaid expenses and other current assets	396,762	396,347

Total current assets	3,394,902	2,945,019
Property, plant and equipment, net	874,368	748,172
Other assets	300,434	160,780
Goodwill	6,596,123	4,474,991
Other intangible assets, net	1,698,324	834,147

	$12,864,151	$9,163,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Notes payable and current portion of long-term debt	$10,855	$183,951
Trade accounts payable	952,337	782,854
Accrued expenses	1,496,364	1,301,781

Total current liabilities	2,459,556	2,268,586
Other liabilities	1,337,074	956,402
Long-term debt	2,422,861	857,771
Stockholders’ equity:
Common stock, one cent par value; 500,000 shares authorized; 341,223 and 338,547 issued; 308,242 and 305,571 outstanding	3,412	3,385
Additional paid-in capital	1,027,454	861,875
Accumulated other comprehensive income (loss)	191,985	(109,279)
Retained earnings	5,421,809	4,324,369

Total stockholders’ equity	6,644,660	5,080,350

	$12,864,151	$9,163,109

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings from operations	$1,122,029	$897,800	$746,000
Depreciation expense	153,017	140,974	129,486
Amortization expense	64,173	35,998	26,642
Stock compensation expense	67,191	7,502	8,103
Change in deferred income taxes	24,154	102,910	176,056
Change in trade accounts receivable, net	(50,848)	(66,611)	(110,007)
Change in inventories	3,368	(22,478)	65,528
Change in accounts payable	80,758	138,144	65,315
Change in accrued expenses and other liabilities	98,270	8,193	(48,543)
Change in prepaid expenses and other assets	(14,861)	(38,631)	(25,364)

Net cash provided from operating activities	1,547,251	1,203,801	1,033,216

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(137,706)	(121,206)	(115,906)
Proceeds from disposals of property, plant and equipment	9,988	18,783	30,894
Cash paid for acquisitions	(2,656,035)	(885,083)	(1,591,719)
Cash paid for investment in acquisition target	(84,102)	—	—
Proceeds from sale of investment in acquisition target and other divestitures	98,485	22,100	43,100

Net cash used in investing activities	(2,769,370)	(965,406)	(1,633,631)

Cash flows from financing activities:
Proceeds from issuance of common stock	98,415	59,931	45,957
Dividends paid	(24,589)	(21,553)	(17,731)
Purchase of treasury stock	—	(257,696)	—
Net increase in borrowings (maturities of 90 days or less)	846,897	—	—
Proceeds from debt borrowings (maturities longer than 90 days)	757,490	355,745	130,000
Debt repayments	(459,372)	(647,987)	(196,281)

Net cash provided from (used in) financing activities	1,218,841	(511,560)	(38,055)

Effect of exchange rate changes on cash	5,537	(20,399)	17,429

Net change in cash and equivalents	2,259	(293,564)	(621,041)
Beginning balance of cash and equivalents	315,551	609,115	1,230,156

Ending balance of cash and equivalents	$317,810	$315,551	$609,115

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount
Balance, January 1, 2004	167,694	1,677	999,786	2,719,853	(74,607)
Net earnings for the year	—	—	—	746,000	—	$746,000
Dividends declared	—	—	—	(17,731)	—	—
Common stock issued for options exercised and restricted stock grants	1,039	10	54,050	—	—	—
Stock dividend	168,213	1,682	(1,682)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	183,754	183,754
Minimum pension liability (net of tax expense of $3,710)	—	—	—	—	6,890	6,890

Balance, December 31, 2004	336,946	3,369	1,052,154	3,448,122	116,037	$936,644

Net earnings for the year	—	—	—	897,800	—	$897,800
Dividends declared	—	—	—	(21,553)	—	—
Common stock issued for options exercised and restricted stock grants	1,601	16	67,417	—	—	—
Treasury stock purchase (5 million shares)	—	—	(257,696)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(216,447)	(216,447)
Minimum pension liability (net of tax benefit of $3,579)	—	—	—	—	(8,869)	(8,869)

Balance, December 31, 2005	338,547	$3,385	$861,875	$4,324,369	$(109,279)	$672,484

Net earnings for the year	—	—	—	1,122,029	—	$1,122,029
Dividends declared	—	—	—	(24,589)	—	—
Common stock issued for options exercised and restricted stock grants	2,676	27	165,579	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	284,413	284,413
Adjustment for adoption of SFAS No. 158 (net of tax expense of $7,414 )					15,629	—
Minimum pension liability (net of tax expense of $1,289)	—	—	—	—	1,222	1,222

Balance, December 31, 2006	341,223	$3,412	$1,027,454	$5,421,809	$191,985	$1,407,664

See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets professional, medical, industrial and consumer products which are typically characterized by strong brand names, proprietary technology and major market positions in four business segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. As of December 31, 2006, the Professional Instrumentation segment encompassed two strategic businesses - environmental and electronic test. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; and retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems. The Medical Technologies segment includes businesses that design and manufacture critical care diagnostic instruments, high-precision optical systems for the analysis of microstructures and a wide range of products used by dental professionals. Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers (OEMs) into various end-products and systems. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompassed two strategic businesses, motion and product identification, and three focused niche businesses, aerospace and defense, sensors & controls, and power quality. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices. The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; and drill chucks.

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

Other Assets—Other assets include principally noncurrent trade receivables, other investments, and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, where quoted market prices are not available, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, amortization of recorded goodwill balances ceased effective January 1, 2002. However, amortization of certain identifiable intangible assets continues over the estimated useful lives of the identified asset. Amortization expense for all other intangible assets, including a charge of $6.5 million in 2006 related to acquired in-process research and development at an acquired business, was $64.2 million, $36.0 million and $26.6 million, for the years ended December 31, 2006, 2005, and 2004, respectively. See Notes 2 and 5 for additional information.

Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Shipping and handling costs billed to customers are included in sales.

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of professional, industrial, medical and consumer products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sale upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale as required by SFAS No. 48. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price for the products purchased in accordance with EITF 01-9. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to maintenance agreements is recognized as revenue over the term of the agreement as required by FASB Technical Bulletin 90-1.

Research and Development—The Company conducts research and development activities for the purpose of developing new products and services and improving existing products and services. Research and development costs are expensed as incurred and totaled $446 million, $379 million, and $294 million in the years ended December 31, 2006, 2005, and 2004, respectively.

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

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrecognized Losses and Prior Service Costs, net	Total Accumulated Comprehensive Income (Loss)
Balance at January 1, 2004	$39.4	$(114.0)	$—	$(74.6)
Current-period change	183.8	6.8	—	190.6

Balance, December 31, 2004	223.2	(107.2)	—	116.0
Current-period change	(216.5)	(8.8)	—	(225.3)

Balance, December 31, 2005	6.7	(116.0)	—	(109.3)
Current-period change	284.5	1.2	—	285.7
Adoption of SFAS No. 158	—	114.8	(99.2)	15.6

Balance, December 31, 2006	$291.2	$—	$(99.2)	$192.0

See Notes 8 and 9 for additional information.

Accounting for Stock Options—As described in Note 14, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock units (RSUs), based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates for 2006 based on its historical experience. Stock-based compensation for 2006 of $67.2 million has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Financial Statements as payroll costs of the employees are recorded in selling, general and administrative expenses.

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

The estimated fair value of the options granted during 2006, 2005, and 2004 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes) and assuming risk-free interest rates between 4.0% to 5.1%, an option life ranging from 7.0 to 9.5 years, expected volatility ranging from 22% to 25% and dividends at the current annual rate.

The following table illustrates the pro forma effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year ($ thousands, except per share amounts):

	2006	2005	2004
Net earnings– as reported	$1,122,029	$897,800	$746,000
Add: Stock-based compensation programs recorded as expense, net of tax	46,854	4,876	5,267
Deduct: Total stock-based employee compensation expense, net of tax	(46,854)	(34,377)	(33,754)

Pro forma net earnings	$1,122,029	$868,299	$717,513

Earnings per share:
Basic – as reported	$3.64	$2.91	$2.41
Basic – pro forma	$3.64	$2.81	$2.32
Diluted – as reported	$3.48	$2.76	$2.30
Diluted – pro forma	$3.48	$2.67	$2.22

Pension & Post Retirement Benefit Plans—On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and post-employment benefit plans on the balance sheet. The Company adopted SFAS 158 as of December 31, 2006. See notes 8 & 9 for additional information.

New Accounting Pronouncements—See Note 17.

(2)	ACQUISITIONS AND DIVESTITURES:

The Company has completed numerous acquisitions of businesses during the years ended December 31, 2006, 2005 and 2004. These acquisitions have either been completed because of their strategic fit with an existing Company business or because they are of such a nature and size as to establish a new strategic line of business for growth for the Company. All of the acquisitions during this time period have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company’s acquisitions in 2004 and 2005 did not have any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) which were expected to have a significant effect on the purchase price allocation. The Company is continuing to evaluate certain pre-acquisition contingencies associated with ongoing litigation associated with its 2006 acquisitions, primarily Sybron Dental and Vision, and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required.

The Company also periodically disposes of existing operations that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment. The following briefly describes the Company’s acquisition and divestiture activity for the above-noted periods.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental for total consideration of approximately $2 billion, including transaction costs and net of approximately $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to December 31, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. The Sybron acquisition resulted in the recognition of a preliminary estimate of goodwill of approximately $1.5 billion primarily related to Sybron’s future earnings and cash flow potential and the world-wide leadership position of Sybron in many of its served markets. Sybron has been included in the Company’s Consolidated Statement of Earnings since May 19, 2006.

In addition, in the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate price of approximately $520 million, including transaction costs and net of approximately $122 million of cash acquired, and assumed $1.5 million of debt. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. The Vision acquisition resulted in the recognition of a preliminary estimate of goodwill of approximately $357 million, primarily related to Vision’s future revenue growth and earnings potential. Vision’s results of operations have been included in the Company’s Consolidated Statement of Earnings since November 30, 2006 and were not material to reported sales. The Company incurred a pre-tax charge of $6.5 million for acquired in-process research and development in connection with this acquisition which was recorded in the fourth quarter of 2006.

In addition to Sybron Dental and Vision, the Company acquired nine other companies and product lines in 2006 for total consideration of approximately $213 million in cash, including transaction costs, net of cash acquired. In general, each company is a manufacturer and assembler of environmental instrumentation, medical equipment or industrial products, in markets such as electronic test, critical care diagnostics, water quality, product identification, and sensors and controls. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $130 million of goodwill related to these acquired businesses. The aggregated annual sales of these nine acquired businesses at the dates of their respective acquisitions were approximately $140 million.

In the first half of 2006, the Company purchased and subsequently sold shares of First Technology plc, a U.K - based public company, in connection with the Company’s unsuccessful bid to acquire First Technology. First Technology also paid the Company a break-up fee of approximately $3 million. During the second quarter of 2006 the Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or approximately $0.03 per diluted share) in connection with these matters, net of related transaction costs, which is included in “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

Disposals of fixed assets and land yielded approximately $10 million of cash proceeds during 2006 from the sale of three parcels of real estate and miscellaneous equipment. Disposals of fixed assets yielded approximately $19 million of cash proceeds during 2005 primarily related to a sale of a building which generated a pre-tax gain $5.3 million in 2005 which was included as a component of “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

Subsequent to December 31, 2006, the Company completed the acquisition of five smaller companies and product lines for total consideration of $206 million in cash, including transaction costs and net of cash acquired. These companies were all acquired to complement existing businesses. Two of the businesses are manufacturers of dental imaging products and will be part of the Company’s Medical Technologies segment. The other businesses complement the Company’s electronic test and environmental businesses in the Professional Instrumentation segment. The aggregate annual sales of these acquired businesses as of the respective dates of acquisition were approximately $91 million.

In the first quarter of 2005 the Company acquired all of the outstanding shares of Linx Printing Technologies PLC, a publicly-held U.K. based coding and marking business, for $171 million in cash, including transaction costs and net of cash acquired of $2 million. Linx complements the Company’s product identification businesses and had annual revenue of approximately $93 million in 2004. This acquisition resulted in the recognition of goodwill of $96 million, primarily related to the future earnings and cash flow potential of Linx and its synergies with the Company’s existing operations. Linx has been included in the Company’s Consolidated Statement of Earnings since January 3, 2005.

In August 2005, the Company acquired all of the outstanding shares of German-based Leica Microsystems AG, for an aggregate purchase price of €210 million in cash, including transaction costs and net of cash acquired of €12 million and the assumption and repayment at closing of €125 million outstanding Leica debt ($429 million in aggregate as of the date of the acquisition). The Company funded this acquisition and the repayment of debt assumed using available cash and through borrowings under uncommitted lines of credit totaling $222 million, which have subsequently been repaid. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested, as described below). The Leica acquisition resulted in the recognition of goodwill of $332 million primarily related to Leica’s future earnings and cash flow potential and world-wide leadership position of Leica in its served markets. Leica has been included in the Company’s Consolidated Statements of Earnings since August 31, 2005.

In September 2005, the Company also completed the sale of Leica’s semiconductor equipment business which was held for sale at the time of the acquisition. This business had historically operated at a loss. Proceeds from the sale have been reflected as a reduction in the purchase price for Leica in the accompanying Consolidated Statement of Cash Flows. Operating losses for this business for the period from acquisition to disposition totaled approximately $1.3 million and are reflected in “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

In addition to Linx and Leica, the Company acquired 11 smaller companies and product lines during 2005 for total consideration of $285 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as medical technologies, electronic test, motion, environmental, product identification, sensors and controls and aerospace and defense. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $222 million of goodwill related to these acquired businesses. The aggregate annual sales of these 11 acquired businesses at the time of their respective acquisitions were approximately $260 million.

In June 2005, the Company divested one insignificant business that was reported as a continuing operation within the Industrial Technologies segment for aggregate proceeds of $12.1 million in cash net of related transaction expenses. Sales related to this divested business included in the Company’s results for 2005 were $7.5 million. The Company recorded a pre-tax gain of $4.6 million on the divestiture which is reported as a component of “Other expense (income), net” in the accompanying Consolidated Statements of Earnings. Net cash proceeds received on the sale are included in “Proceeds from Divestitures” in the accompanying Consolidated Statements of Cash Flows.

In June 2005, the Company collected $14.6 million in full payment of a retained interest that was in the form of a $10 million note receivable and an equity interest arising from the sale of a prior business. The Company had recorded this note net of applicable allowances and had not previously recognized interest income on the note due to uncertainties associated with collection of the principal balance of the note and the related interest. As a result of the collection, during the second quarter of 2005 the Company recorded $4.6 million of interest income related to the cumulative interest received on this note. In addition, during the second quarter of 2005 the Company recorded a pre-tax gain of $5.3 million related to collection of the note balance which has been recorded as a component of “Other expense (income), net” in the accompanying Consolidated Statements of Earnings. Cash proceeds from the collection of the principal balance of $10 million are included in “Proceeds from Divestitures” in the accompanying Consolidated Statements of Cash Flows.

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

In May 2004, the Company acquired all of the outstanding shares of Kaltenbach & Voigt GmbH (KaVo) for €350 million ($412 million) in cash, including transaction costs and net of $45 million in acquired cash. KaVo, headquartered in Biberach, Germany, with 2003 revenues of approximately $450 million, is a worldwide leader in the design, manufacture and sale of dental technology, including hand pieces, treatment units and diagnostic systems and laboratory equipment. This acquisition resulted in the recognition of goodwill of $82 million primarily related to the anticipated future earnings of KaVo and its leadership position in dental instrumentation. The results of KaVo have been included in the Company’s Consolidated Statements of Earnings since May 28, 2004.

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

In addition to Radiometer, KaVo, and Trojan, the Company acquired ten smaller companies and product lines during 2004 for total consideration of $311 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of instrumentation products, in markets such as medical technologies, electronic test, motion, environmental, product identification, sensors and controls and aerospace and defense. These companies were all acquired to complement businesses within the Professional Instrumentation segment or in connection with the establishment of the Medical Technologies segment. The Company recorded an aggregate of $182 million of goodwill related to these acquired businesses. The aggregate annual sales of these acquired businesses as of the respective dates of acquisition were approximately $280 million.

In addition, the Company sold a business that was part of the Tools & Components segment during 2004 for approximately $43 million in cash and the proceeds have been included in “Proceeds from Divestitures” in the accompanying Consolidated Statements of Cash Flows. A gain of approximately $1.5 million ($1.1 million net of tax) was recognized and has been included in “Other expense (income), net” in the accompanying Consolidated Statements of Earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2006, 2005, and 2004 and the individually significant acquisitions discussed above (in thousands):

Overall

	2006	2005	2004
Accounts receivable	$143,441	$171,978	$232,696
Inventory	136,855	138,626	224,703
Property, plant and equipment	116,388	77,088	224,685
Goodwill	2,009,826	650,261	825,869
Other intangible assets, primarily customer relationships, trade names and patents	871,949	172,362	466,902
Accounts payable	(50,057)	(65,706)	(67,444)
Other assets and liabilities, net	(389,200)	(245,162)	(245,826)
Assumed debt	(183,167)	(14,364)	(69,866)

Net cash consideration	$2,656,035	$885,083	$1,591,719

Significant 2006 Acquisitions

	2006
	Sybron Dental	Vision	All Others	Total
Accounts receivable	$103,335	$24,165	$15,941	$143,441
Inventory	108,777	24,709	3,369	136,855
Property, plant and equipment	91,769	20,703	3,916	116,388
Goodwill	1,523,348	356,967	129,511	2,009,826
Other intangible assets, primarily customer relationships, trade names and patents	686,900	108,503	76,546	871,949
Accounts payable	(31,744)	(8,816)	(9,497)	(50,057)
Other assets and liabilities, net	(286,090)	(96,189)	(6,921)	(389,200)
Assumed debt	(181,671)	(1,496)	—	(183,167)

Net cash consideration	$2,014,624	$428,546	$212,865	$2,656,035

Significant 2005 Acquisitions

	2005
	Leica	Linx	All Others	Total
Accounts receivable	$123,064	$17,094	$31,820	$171,978
Inventory	105,454	8,437	24,735	138,626
Property, plant and equipment	56,239	8,498	12,351	77,088
Goodwill	331,806	96,480	221,975	650,261
Other intangible assets, primarily customer relationships, trade names and patents	85,592	47,188	39,582	172,362
Accounts payable	(40,358)	(7,430)	(17,918)	(65,706)
Other assets and liabilities, net	(226,912)	600	(18,850)	(245,162)
Assumed debt	(5,503)	—	(8,861)	(14,364)

Net cash consideration	$429,382	$170,867	$284,834	$885,083

Significant 2004 Acquisitions

	2004
	Radiometer	KaVo	Trojan	All Others	Total
Accounts receivable	$66,171	$98,539	$35,264	$32,722	$232,696
Inventory	40,997	131,150	10,175	42,381	224,703
Property, plant and equipment	86,139	96,566	15,247	26,733	224,685
Goodwill	445,144	81,859	117,172	181,694	825,869
Other intangible assets, primarily customer relationships, trade names and patents	207,170	132,595	62,617	64,520	466,902
Accounts payable	(21,121)	(10,993)	(16,063)	(19,267)	(67,444)
Other assets and liabilities, net	(74,755)	(117,922)	(35,102)	(18,047)	(245,826)
Assumed debt	(65,923)	—	(3,943)	—	(69,866)

Net cash consideration	$683,822	$411,794	$185,367	$310,736	$1,591,719

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

	2006	2005
Net sales	$10,041,634	$9,372,990
Net earnings	$1,089,346	$867,247
Diluted earnings per share	$3.38	$2.66

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within 12 months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2006 acquisitions, including Sybron Dental and Vision, and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these exit activities include the following (in thousands, except headcount):

	KaVo	Leica	All Others	Total
Planned Headcount Reduction:
Balance January 1, 2004	—	—	391	391
Headcount related to 2004 acquisitions	325	—	317	642
Headcount reductions in 2004	—	—	(601)	(601)
Adjustments to previously provided headcount estimates	—	—	131	131

Balance December 31, 2004	325	—	238	563
Headcount related to 2005 acquisitions	—	284	536	820
Adjustments to previously provided headcount estimates	228	—	(24)	204
Headcount reductions in 2005	(494)	—	(397)	(891)

Balance December 31, 2005	59	284	353	696
Headcount related to 2006 acquisitions	—	—	201	201
Adjustments to previously provided headcount estimates	—	(125)	(25)	(150)
Headcount reductions in 2006	(10)	(8)	(264)	(282)

Balance December 31, 2006	49	151	265	465

Involuntary Employee Termination Benefits:
Balance January 1, 2004	$—	$—	$16,796	$16,796
Accrual related to 2004 acquisitions	21,665	—	12,358	34,023
Costs incurred in 2004	—	—	(17,938)	(17,938)
Adjustments to previously provided reserves	—	—	2,224	2,224

Balance December 31, 2004	21,665	—	13,440	35,105
Accrual related to 2005 acquisitions	—	9,144	15,202	24,346
Costs incurred in 2005	(15,475)	—	(11,583)	(27,058)
Adjustments to previously provided reserves	(1,516)	—	(2,989)	(4,505)

Balance December 31, 2005	4,674	9,144	14,070	27,888
Accrual related to 2006 acquisitions	—	—	14,824	14,824
Costs incurred in 2006	(1,419)	(314)	(15,495)	(17,228)
Adjustments to previously provided reserves	—	(1,303)	234	(1,069)

Balance December 31, 2006	$3,255	$7,527	$13,633	$24,415

Facility Closure and Restructuring Costs:
Balance January 1, 2004	$—	$—	$19,877	$19,877
Accrual related to 2004 acquisitions	16,211	—	6,143	22,354
Costs incurred in 2004	—	—	(11,009)	(11,009)
Adjustments to previously provided reserves	—	—	2,386	2,386

Balance December 31, 2004	16,211	—	17,397	33,608
Accrual related to 2005 acquisitions	—	8,421	5,920	14,341
Costs incurred in 2005	(5,333)	—	(12,631)	(17,964)
Adjustments to previously provided reserves	(4,041)	—	(3,366)	(7,407)

Balance December 31, 2005	6,837	8,421	7,320	22,578
Accrual related to 2006 acquisitions	—	—	6,820	6,820
Costs incurred in 2006	(1,082)	(563)	(6,663)	(8,308)
Adjustments to previously provided reserves	—	773	85	858

Balance December 31, 2006	$5,755	$8,631	$7,562	$21,948

In 2004, the adjustments to previously provided reserves related to the establishment of severance and facility closure reserves for acquisitions which occurred in late 2003 and for which plans for integrating the businesses were not finalized until 2004. The 2005 adjustments to previously provided reserves for KaVo reflect finalization of the restructuring plans for this business and include costs and headcount reductions associated with the planned sale of certain operations in lieu of closure. All adjustments to the previously provided reserves resulted in adjustments to Goodwill in accordance with EITF 95-3. Involuntary employee termination benefits are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are reflected in other accrued expenses (See Note 6).

(3)	INVENTORY:

The major classes of inventory are summarized as follows ($ in thousands):

	December 31, 2006	December 31, 2005
Finished goods	$427,758	$314,772
Work in process	186,205	178,630
Raw material	391,397	331,861

	$1,005,360	$825,263

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $11.4 million and $9.4 million higher at December 31, 2006 and 2005, respectively.

(4)	PROPERTY, PLANT AND EQUIPMENT:

The major classes of property, plant and equipment are summarized as follows ($ in thousands):

	December 31, 2006	December 31, 2005
Land and improvements	$73,931	$66,672
Buildings	549,123	474,363
Machinery and equipment	1,531,336	1,337,916

	2,154,390	1,878,951
Less accumulated depreciation	(1,280,022)	(1,130,779)

	$874,368	$748,172

(5)	GOODWILL:

As discussed in Note 2, goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The Company’s annual impairment test was performed in the fourth quarters of 2006, 2005 and 2004 and no impairment was identified. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2004, 2005, and 2006 ($ in millions).

Balance January 1, 2004	$3,064
Attributable to 2004 acquisitions	826
Adjustments due to finalization of purchase price allocations	(2)
Attributable to 2004 disposition	(18)
Effect of foreign currency translation	100

Balance December 31, 2004	$3,970
Attributable to 2005 acquisitions	650
Adjustments due to finalization of purchase price allocations	(1)
Attributable to 2005 disposition	(5)
Effect of foreign currency translation	(139)

Balance December 31, 2005	$4,475
Attributable to 2006 acquisitions	2,010
Adjustments due to finalization of purchase price allocations	(38)
Effect of foreign currency translation	149

Balance December 31, 2006	$6,596

The Company recorded a net decrease in goodwill in 2006 primarily attributable to deferred taxes associated with the finalization of purchase price allocations associated with 2005 acquisitions. The carrying value of goodwill at December 31, 2006 for the Tools & Components segment, Medical Technologies segment, Professional Instrumentation segment and Industrial Technologies segment were approximately $194 million, $2,924 million $1,455 million and $2,023 million, respectively. The carrying value of goodwill at December 31, 2005 for the Tools & Components segment, Medical Technologies segment, Professional Instrumentation segment and Industrial Technologies segment was approximately $194 million, $960 million, $1,348 million and $1,973 million, respectively. The carrying value of goodwill at December 31, 2004 for the Tools & Components segment, Medical Technologies segment, Professional Instrumentation segment and Industrial Technologies segment was approximately $194 million, $624 million, $1,224 million and $1,928 million, respectively.

(6) ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities include the following ($ in thousands):

	December 31, 2006		December 31, 2005
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$465,538	$498,248	$352,681	$378,305
Claims, including self-insurance and litigation	82,420	66,158	83,025	71,773
Postretirement benefits	10,500	99,500	9,000	97,600
Environmental and regulatory compliance	46,330	74,812	45,016	76,230
Taxes, income and other	437,581	564,370	412,075	297,618
Sales and product allowances	163,833	—	135,789	—
Warranty	84,493	14,500	79,487	13,650
Other, individually less than 5% of current or total liabilities	205,669	19,486	184,708	21,226

	$1,496,364	$1,337,074	$1,301,781	$956,402

Approximately $166 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2006. The increase in non-current compensation and benefit accruals primarily relates to pension obligations assumed for businesses acquired in 2006, primarily Sybron Dental (refer to Note 8 for additional information). Refer to Note 12 for further discussion of the Company’s income tax obligations.

(7) FINANCING:

Financing as of December 31, 2006 consisted of the following ($ in thousands):

	December 31, 2006	December 31, 2005
Notes payable due 2008	$250,000	$250,000
Zero-coupon convertible senior notes due 2021 (LYONs)	594,241	580,375
Commercial paper	866,738	—
Notes payable due 2013 (Eurobond Notes)	660,150	—
Other	62,587	211,347

	2,433,716	1,041,722
Less – currently payable	10,855	183,951

	$2,422,861	$857,771

The Notes due 2008 were issued in October 1998 at an interest cost of 6.1%. The fair value of the 2008 Notes, after taking into account the interest rate swaps discussed below, is approximately $252 million at December 31, 2006. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes is the six-month LIBOR rate plus approximately 0.425%. Rates are reset twice per year. At December 31, 2006, the net interest rate on $100 million of the Notes was 5.8% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2006, the accreted value of the outstanding LYONs was $49 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

The Company will pay contingent interest to the holders of LYONs during any six-month period commencing after January 22, 2004 if the average market price of a LYON for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid is equal to the higher of either 0.0315% percent of the bonds’ market value measured by its five day trading average price preceeding the record date or the equivalent common stock dividend. Contingent interest payable for the six month period from July 1, 2006 to December 31, 2006 is approximately $0.5 million. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

The Company primarily satisfies its short-term liquidity needs through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. Subsequent to May 2006, the Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. In November and December 2006, the Company again utilized its commercial paper program to fund the acquisition of Vision. As of December 31, 2006, $80 million remained outstanding under the U.S. dollar commercial paper program with an average interest rate of 5.34% and an average maturity of 3 days and $787 million remained outstanding under the Euro-denominated commercial paper program (€596 million) with an average interest rate of 3.87% and an average maturity of 64 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Credit Facility expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. In May 2006 the Company and certain of its subsidiaries entered into an unsecured $700 million multicurrency revolving credit facility (the “Secondary Credit Facility”) on terms substantially similar to those under the Credit Facility that was also available to provide credit support for the Company’s commercial paper and for working capital and other general corporate purposes. The Company terminated the Secondary Credit Facility on October 11, 2006, which has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program. There were no borrowings under either the Credit Facility or the Secondary Credit Facility, or either of the terminated credit facilities, during 2006.

The Company has classified $867 million of borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

During the first quarter of 2006, the Company borrowed $120 million under uncommitted lines of credit in connection with the investment in the shares of First Technology noted above and other matters. These borrowings, along with all borrowings incurred in 2005 under uncommitted lines of credit associated with the purchase of Leica, which totaled $177 million as of December 31, 2005, were fully repaid in the first quarter of 2006.

On July 21, 2006, a financing subsidiary of the Company issued €500 million ($630 million) of 4.5% guaranteed notes due July 22, 2013, with a fixed re-offer price of 99.623 (the “Eurobond Notes”) in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The fair value of the Eurobond notes is approximately $659 million at December 31, 2006. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes. The Eurobond notes, as well as the European component of the commercial paper program which, as of December 31, 2006, had outstanding borrowings equivalent to $1,446.9 million, provides a natural hedge to a portion of the Company’s European net asset position.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2006, the Company was in compliance with all of its debt covenants.

The minimum principal payments during the next five years are as follows: 2007 - $11 million; 2008 - $258 million; 2009 - $5 million; 2010 - $9 million, 2011 - $878 million and $1,272 million thereafter.

The Company made interest payments of $48 million, $43 million and, $46 million in 2006, 2005 and 2004, respectively.

(8) PENSION BENEFIT PLANS:

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and other postretirement plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table for pension benefit plans (see Note 9 regarding Other Post-Retirement Employee Benefit Plans). The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of earnings for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS No. 158.”

	As of December 31, 2006 ($ in millions)
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
US Pension Benefits
Pension liability	$(114.3)	—	$(114.3)
Accumulated other comprehensive loss (income), after income tax effect	98.9	—	98.9

Non-US Pension Benefits
Pension liability	$(222.9)	13.0	$(209.9)
Accumulated other comprehensive loss (income), after income tax effect	15.9	(9.1)	6.8

Total Pension Benefits
Pension liability	$(337.2)	13.0	$(324.2)
Accumulated other comprehensive loss (income), after income tax effect	114.8	(9.1)	105.7

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.4 million ($1.7 million, net of tax) and unrecognized actuarial losses of $164.3 million ($107.4 million, net of tax). The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2007 is $0.2 million ($0.1 million, net of tax) and $1.3 million ($0.9 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2007.

Due to previous equity market declines, the fair value of the Company’s pension fund assets has decreased below the accumulated benefit obligation due to the participants in the U.S. plan. In addition, certain non-U.S. plans are not fully funded. As a result, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, the Company has recorded unrecognized losses and prior service costs of $161.9 million ($105.7 million net of tax benefits) cumulatively through December 31, 2006. The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of September 30, 2006. This adjustment results in a direct reduction of stockholders’ equity and does not immediately impact net earnings.

The Company has noncontributory defined benefit pension plans which cover certain of its domestic employees. Benefit accruals under most of these plans have ceased. It is the Company’s policy to fund, at a minimum, amounts required by the Internal Revenue Service. The Company acquired Leica Microsystems in August 2005, including its pension plans. The Company acquired Sybron Dental in May 2006, including its pension plans. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using a measurement date of September 30 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2006	2005	2006	2005
Change in pension benefit obligation
Benefit obligation at beginning of year	$629.8	$573.0	$447.0	$96.4
Service cost	4.7	2.1	10.9	4.2
Interest cost	36.9	31.8	19.4	8.6
Employee contributions	—	—	2.1	—
Amendments and other	—	—	(9.1)	—
Benefits paid and other	(43.5)	(41.7)	(26.1)	(3.6)
Acquisition (transfer or divestiture)	59.5	58.0	51.2	351.6
Effect of plan combinations	—	—	0.2	—
Actuarial loss (gain)	8.2	6.6	(13.9)	20.3
Foreign exchange rate impact	—	—	50.6	(30.5)

Benefit obligation at end of year	695.6	629.8	532.3	447.0
Change in plan assets
Fair value of plan assets at beginning of year	509.7	474.9	235.6	48.4
Actual return on plan assets	44.4	36.1	18.4	14.0
Employer contributions	11.3	0.8	21.3	4.2
Employee contributions	—	—	2.2	—
Plan settlements	—	—	(4.0)	—
Benefits paid and other	(43.5)	(41.8)	(26.1)	(3.6)
Acquisition (transfer or divestiture)	59.4	39.7	39.9	189.0
Foreign exchange rate impact	—	—	27.8	(16.4)

Fair value of plan assets at end of year	581.3	509.7	315.1	235.6
Funded status	(114.3)	(120.1)	(217.3)	(211.4)
Accrued contribution	—	10.8	7.4	3.6
Unrecognized loss	—	190.1	—	21.8

Prepaid (accrued) benefit cost	$(114.3)	$80.8	$(209.9)	$(186.0)

The combined underfunded status of the U.S. and Non-U.S. pension plans of $324.2 million at December 31, 2006 is recognized in the accompanying statement of financial position as long-term accrued pension liability.

Weighted average assumptions used to determine benefit obligations measured at September 30:

	U. S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Discount rate	5.75%	5.50%	4.35%	4.05%
Rate of compensation increase	4.00%	4.00%	2.95%	3.00%

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2006	2005	2006	2005
Components of net periodic pension cost ($ in millions)
Service cost	$4.7	$2.1	$10.8	$4.2
Interest cost	36.9	31.8	19.4	8.6
Expected return on plan assets	(41.5)	(37.8)	(12.9)	(5.0)
Amortization of prior service credit	—	—	(0.2)	—
Amortization of net (gain) loss	16.9	12.0	1.7	(0.1)
Curtailment and settlement (gains) / losses recognized	—	—	(2.8)	—

Net periodic pension cost	$17.0	$8.1	$16.0	$7.7

Weighted average assumptions used to determine net periodic pension cost measured at September 30:

	U. S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Discount rate	5.50%	5.75%	4.00%	4.80%
Expected long-term return on plan assets	8.00%	8.00%	5.00%	6.10%
Rate of compensation increase	4.00%	4.00%	2.95%	2.65%

Selection of Expected Rate of Return on Assets

For 2006, 2005, and 2004, the Company used an expected long-term rate of return assumption of 8.0%, 8.0% and, 8.5%, respectively, for the Company’s U.S. defined benefit pension plan. The Company intends on using an expected long-term rate of return assumption of 8.0% for 2007 for its U.S. plan. The expected long-term rate of return assumption for the non-U.S. plans was determined on a plan-by-plan basis based on the composition of assets and ranged from 2.5% to 6.5% in 2006.

Investment Policy

The US plan’s goal is to maintain between 60% to 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.

Asset Information

% of measurement date assets by asset categories

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2006	2005	2006	2005
Equity securities	64%	71%	31%	29%
Debt securities	36%	26%	36%	48%
Cash & Other	—	3%	33%	23%

Total	100%	100%	100%	100%

Expected Contributions

While not statutorily required to make contributions to the plan for 2005 or 2006, the Company contributed $10 million to the U.S. plans in December 2005. The Company made no contributions to the U.S. plans and $25 million to the non-U.S. plans in 2006. The Company is not required to and has no plans to make contributions to the U.S. plans in 2007. The Company expects to contribute approximately $22 million to the non-U.S. plans in 2007.

The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

($ in millions)	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2007	$41.8	$21.7	$63.5
2008	41.8	22.9	64.7
2009	43.1	24.5	67.6
2010	44.0	25.3	69.3
2011	43.9	27.0	70.9
2012-2016	233.5	130.7	364.2

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

Pension expense for all plans amounted to $88.0 million, $66.4 million and, $63.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

	Post Retirement Medical Benefits
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$105.5	$123.8
Service cost	0.9	0.7
Interest cost	5.8	6.3
Amendments and other	(3.3)	(10.3)
Actuarial loss (gain)	(7.0)	(6.5)
Acquisition (transfer or divestiture)	19.2	0.6
Retiree contributions	2.5	2.4
Benefits paid	(11.3)	(11.6)

Benefit obligation at end of year	112.3	105.4
Change in plan assets
Fair value of plan assets at beginning and end of year	—	—

Funded status	(112.3)	(105.4)
Accrued contribution	2.3	1.7
Unrecognized loss	—	46.0
Unrecognized prior service credit	—	(48.9)

Accrued benefit cost	$(110.0)	$(106.6)

At December 31, 2006, $99.5 million of the total underfunded status of the plan was recognized as long-term accrued post retirement liability since it is not expected to be funded within one year. No plan assets are expected to be returned to the Company during the fiscal year-ending December 31, 2007.

Weighted average assumptions used to determine benefit obligations measured at September 30:
	2006	2005
Discount rate	5.75%	5.50%
Medical trend rate – initial	9.00%	10.00%
Medical trend rate – grading period	5 years	5 years
Medical trend rate – ultimate	5.00%	5.00%

The medical trend rate used to determine the post retirement benefit obligation was 9% for 2006. The rate decreases gradually to an ultimate rate of 5% in 2011, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

The following table sets forth, in million of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

Amount ($ in millions)
2007	$10.5
2008	10.9
2009	11.1
2010	11.0
2011	10.9
2012-2016	49.7

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions)

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.5	$(0.5)
Effect on post retirement medical benefit obligation	7.3	(6.6)

	Post Retirement Medical Benefits
	2006	2005
Components of net periodic benefit cost ($ in millions)
Service cost	$0.9	$0.7
Interest cost	5.8	6.3
Amortization of loss	4.1	3.0
Amortization of prior service credit	(7.2)	(4.7)

Net periodic benefit cost	$3.6	$5.3

The incremental effects of adopting the provisions of SFAS No. 158 on the Company's statement of financial position at December 31, 2006 are presented in the following table for other post-retirement employee benefit plans:

	As of December 31, 2006 ($ in millions)
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Other Post Retirement Benefits liability	$(120.0)	10.0	$(110.0)
Accumulated other comprehensive loss (income), after income tax effect	—	(6.5)	(6.5)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $45.0 million ($29.3 million, net of tax) and unrecognized actuarial losses of $35.0 million ($22.8 million, net of tax). The prior service cost and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2007 is $7.2 million ($4.7 million, net of tax) and $3.4 million ($2.2 million, net of tax), respectively.

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, the Company has recorded unrecognized losses and prior service credits of $10.0 million ($6.5 million net of tax benefits) cumulatively through December 31, 2006. The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of September 30, 2006. This adjustment results in a direct reduction of stockholders’ equity and does not immediately impact net earnings.

Other Matters

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 was effective for the Company’s third quarter of 2004 and was reflected for all of 2005. Detailed final regulations necessary to implement the Act were issued in 2005, including those that specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy based on an actuarial analysis prepared in 2005. The Company has confirmed that certain benefit options within its retiree medical plans provide benefits that are at least actuarially equivalent to Medicare Part D. As a result, the accrued post-retirement benefit obligation reflects a reduction of $6 million at December 31, 2006, the annual net periodic benefit cost for the year ended December 31, 2006 was reduced by $1 million, and the accumulated postretirement benefit obligation as of December 31, 2006 was reduced by $10 million.

(10)	LEASES AND COMMITMENTS:

The Company’s leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $77 million in 2007, $56 million in 2008, $59 million in 2009, $32 million in 2010, $24 million in 2011 and $42 million thereafter. Total rent expense charged to income for all operating leases was $84 million, $68 million and, $62 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

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

The following is a rollforward of the Company’s warranty accrual for the years ended December 31, 2006 and 2005 ($ in 000’s):

Balance December 31, 2004	$80,106
Accruals for warranties issued during period	86,519
Settlements made	(84,808)
Additions due to acquisitions	11,320

Balance December 31, 2005	93,137
Accruals for warranties issued during period	94,083
Settlements made	(93,594)
Additions due to acquisitions	5,367

Balance December 31, 2006	$98,993

(11)	LITIGATION AND CONTINGENCIES:

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001 and subsequently removed to the United States District Court for the Western District of Tennessee alleging breach of contract, misappropriation of trade secrets, breach of fiduciary duty, unjust enrichment and conversion. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position. Pursuant to the settlement, the parties agreed to a release of claims related to the litigation and on March 10, 2006 jointly dismissed the litigation with prejudice. The settlement of this litigation was reflected in the results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and an arbitrator has ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. The Company is pursuing collection of this amount and the amount will be recorded as income when collected.

The Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, automobile, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to protect the Company against potential loss exposures. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to protect the Company against potential loss exposures. The Company believes that the results of these litigation matters and other pending legal proceedings will not have a materially adverse effect on its cash flows or financial condition, even before taking into account any related insurance or indemnification recoveries.

The Company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts. The Company carries significant deductibles and self-insured retentions under its insurance policies, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

In addition, certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position.

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

The Company has made a provision for environmental remediation and environmental-related personal injury claims. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that it has potential remediation liability for properties currently owned or previously sold, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues appropriate insurance recoveries as well as appropriate recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realization is deemed probable. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change.

In view of the Company's financial position and reserves for environmental matters and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability, if any, related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operations, financial condition or cash flow.

As of December 31, 2006, the Company had no known probable but inestimable exposures that are expected to have a material effect on the Company’s financial position and results of operations.

(12)	INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following ($ in thousands):

	2006	2005	2004
Current:
Federal U.S.	$145,591	$96,918	$18,900
Other than U.S.	133,827	124,160	106,945
State and local	20,571	12,654	9,816
Deferred:
Federal U.S.	29,604	87,561	179,677
Other than U.S.	(12,982)	9,903	(9,605)
State and Local	7,532	5,446	5,984

Income tax provision	$324,143	$336,642	$311,717

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying balance sheets. Deferred income taxes consist of the following ($ in thousands):

	2006	2005
Bad debt allowance	$15,377	$10,208
Inventories	60,583	63,727
Property, plant and equipment	(37,595)	(49,220)
Pension and postretirement benefits	102,471	56,969
Insurance, including self - insurance	(60,126)	(29,660)
Basis difference in LYONs Notes	(82,870)	(64,981)
Goodwill and other intangibles	(613,491)	(299,328)
Environmental and regulatory compliance	26,764	29,941
Other accruals and prepayments	168,497	100,217
Deferred service income	(156,644)	(145,657)
Stock compensation expense	16,778	—
Tax credit and loss carryforwards	126,115	83,554
All other accounts	331	(15,448)

Net deferred tax liability	$(433,810)	$(259,678)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-tax Earnings
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Basis difference on sale of business	—	0.1	0.6
State income taxes (net of Federal income tax benefit)	1.5	1.0	1.0
Taxes on foreign earnings	(8.9)	(8.3)	(6.6)
German tax credit	(1.4)	—	—
Foreign tax credit valuation allowances	(2.4)	—	—
Research and experimentation credits and other	(1.4)	(0.5)	(0.5)

Effective income tax rate	22.4%	27.3%	29.5%

The Company’s effective income tax rate for 2006 benefited from the reduction of valuation allowances related to foreign tax credit carryforwards that are now expected to be realized, the favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves and the impact of a change in German tax law which entitles the Company to cash payments in lieu of previously held unrecognized tax credits.

The Company made income tax payments of $204 million, $168 million and, $127 million in 2006, 2005, and 2004, respectively. The Company recognized a tax benefit of $36 million, $15 million, and $17 million in 2006, 2005 and 2004, respectively, related to the exercise of employee stock options, which vested prior to the Company’s adoption of SFAS 123R and for which no expense was recognized. This benefit has been recorded as an increase to additional paid-in capital.

Included in deferred income taxes as of December 31, 2006 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $65 million (net of applicable valuation allowances of $124 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates through 2026. The recognition of any future benefit resulting from the reduction of valuation allowance established in purchase accounting will reduce goodwill of the acquired business. In addition, the Company had general business and foreign tax credit carryforwards of $61 million at December 31, 2006.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2006, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $3.4 billion. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

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

(13) EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock is summarized as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2006:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,122,029	307,984	$3.64
Adjustment for interest on convertible debentures	9,343	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	5,229
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$1,131,372	325,251	$3.48

For the Year Ended December 31, 2005:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$897,800	308,905	$2.91
Adjustment for interest on convertible debentures	8,802	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	7,040
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$906,602	327,983	$2.76

For the Year Ended December 31, 2004:

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$746,000	308,964	$2.41
Adjustment for interest on convertible debentures	8,598	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	6,699
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$754,598	327,701	$2.30

(14)	STOCK TRANSACTIONS:

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan or successor plan and for other corporate purposes.

During 2005, the Company repurchased approximately 5 million shares of Company common stock in open market transactions at an aggregate cost of $258 million. The repurchases were funded from available cash and from borrowings under uncommitted lines of credit. No shares were repurchased under this program in 2006. At December 31, 2006, the Company had approximately 5 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or existing lines of credit.

On April 22, 2004, the company’s Board of Directors declared a two-for-one split of its common stock. The split was effected in the form of a stock dividend paid on May 20, 2004 to shareholders of record on May 6, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this split.

Stock options and restricted stock units (RSUs) have been issued to directors, officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan. The stock options generally vest over a five-year period and terminate ten years from the issuance date. Option exercise prices equal the closing price on the NYSE of the common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and vest over terms and are subject to performance criteria determined by the Compensation Committee of the Board of Directors. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest.

The options and RSUs generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances, and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of vested options and RSUs, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2006, approximately 13 million shares of the Company’s common stock were reserved for issuance under this plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and RSUs, based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates for year ended December 31, 2006 based on its historical experience. Stock based compensation for the year ended December 31, 2006 of $67 million has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Financial Statements as payroll costs of the employees are recorded in selling, general and administrative expenses.

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

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes models for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.39 - 5.1%	4.3%	4.0%
Weighted average volatility	22%	23%	25%
Dividend yield	0.1%	0.1%	0.1%
Expected years until exercise	7.5 - 9.5	7.0	7.0

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

As a result of adopting SFAS 123R, net earnings for the year ended December 31, 2006 was $39 million (net of $16 million tax benefit) lower than if the Company had continued to account for stock – based compensation under APB 25. The impact on basic and diluted earnings per share for the year ended December 31, 2006 was $0.12, respectively, per share. Pro forma net earnings as if the fair value based method had been applied to all awards is as follows:

	Years Ended December 31,
(In thousands, except for per share amounts)	2006	2005	2004
Net earnings as reported	$1,122,029	$897,800	$746,000
Add: Stock-based compensation programs recorded as expense, net of tax	46,854	4,876	5,267
Deduct: Total stock-based employee compensation expense, net of tax	(46,854)	(34,377)	(33,754)
Pro forma net earnings	$1,122,029	$868,299	$717,513
Earnings per share:
Basic - as reported	$3.64	$2.91	$2.41
Basic - pro forma	$3.64	$2.81	$2.32
Diluted - as reported	$3.48	$2.76	$2.30
Diluted - pro forma	$3.48	$2.67	$2.22

The following table summarizes the components of the Company's stock-based compensation program recorded as expense ($ in thousands):

	Years Ended December 31,
	2006	2005	2004
Restricted Stock Units:
Pre-tax compensation expense	$12,561	$7,502	$8,103
Tax benefit	(4,396)	(2,626)	(2,836)

Restricted stock expense, net of tax	$8,165	$4,876	$5,267

Stock Options:
Pre-tax compensation expense	$54,630	$—	$—
Tax benefit	(15,941)	—	—

Stock option expense, net of tax	$38,689	$—	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$67,191	$7,502	$8,103
Tax benefit	(20,337)	(2,626)	(2,836)

Total share-based compensation expense, net of tax	$46,854	$4,876	$5,267

As of December 31, 2006, $55 million and $171 million of total unrecognized compensation cost related to restricted stock units and stock options, respectively, is expected to be recognized over a weighted-average period of approximately 4 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s stock option plan as of December 31, 2006 and changes during the three years ended December 31, 2006 were as follows (in 000’s; except exercise price and number of years):

	Shares	Weighted Average Share Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2004	21,750	$27.14
Granted	3,702	$48.85
Exercised	(1,487)	$21.10
Cancelled	(456)	$32.42

Outstanding at December 31, 2004	23,509	$30.80
Granted	3,078	$56.66
Exercised	(1,601)	$23.55
Cancelled	(1,594)	$39.00

Outstanding at December 31, 2005	23,392	$34.14
Granted	4,057	$62.60
Exercised	(2,676)	$23.07
Cancelled	(814)	$50.20

Outstanding at December 31, 2006	23,959	$39.65	6	$785,752

Vested and Expected to Vest at December 31, 2006	23,130	$39.07	6	$771,872

Exercisable at December 31, 2006	11,436	$28.69	4	$500,311

Options outstanding at December 31, 2006 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$10.41 to $13.58	444	$11.92	0.5	444	$11.92
$13.59 to $20.72	264	$16.59	1.0	264	$16.59
$20.73 to $30.64	7,825	$24.76	4.0	7,366	$24.40
$30.65 to $41.74	6,119	$35.67	6.0	2,148	$35.00
$41.75 to $57.14	5,443	$52.38	8.0	1,186	$52.06
$57.15 to $72.84	3,864	$62.91	9.0	28	$63.15

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $109.7 million, $35.2 million and $45.9 million, respectively. Exercise of options during the years ended December 31, 2006, 2005 and 2004 resulted in cash receipts of $59.5 million, $38.1 million and $31.4 million, respectively. The Company recognized a tax benefit of approximately $35.6 million, $15.2 million, and $16.5 million in 2006, 2005 and 2004, respectively related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2006:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2004	777	$47.24
Forfeited	—
Vested	—
Granted	284	52.60

Unvested at December 31, 2004	1,061	48.74
Forfeited	(100)	52.60
Vested	—
Granted	130	63.14

Unvested at December 31, 2005	1,091	49.94
Forfeited	(30)	56.70
Vested	—
Granted	536	62.13

Unvested at December 31, 2006	1,597	$54.14

(15)	SEGMENT DATA:

Beginning with this Annual Report on Form 10-K, the Company realigned its segment reporting primarily due to significant acquisitions in 2006. The Company previously reported under three segments: Professional Instrumentation, Industrial Technologies and Tools & Components. The Company currently reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. The Industrial Technologies and Tools & Components segments remain unchanged between the current year and prior year’s presentations. The Professional Instrumentation segment has been realigned under Professional Instrumentation, comprising electronic test and environmental companies and Medical Technologies, comprising the medical technologies companies. All prior year information has been recast to reflect this realignment.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2006, 2005 and 2004 is presented in the following table (in thousands):

	2006	2005	2004
Total Sales:
Professional Instrumentation	$2,906,464	$2,600,575	$2,290,623
Medical Technologies	2,219,976	1,181,534	672,926
Industrial Technologies	3,119,168	2,908,141	2,619,495
Tools & Components	1,350,796	1,294,454	1,306,257

	$9,596,404	$7,984,704	$6,889,301

Operating Profit:
Professional Instrumentation	$625,577	$538,322	$478,333
Medical Technologies	261,604	138,672	76,120
Industrial Technologies	485,520	426,399	383,073
Tools & Components	194,063	199,289	198,251
Other	(48,771)	(38,014)	(30,644)

	$1,517,993	$1,264,668	$1,105,133

Identifiable Assets:
Professional Instrumentation	$2,691,045	$2,589,022	$2,114,995
Medical Technologies	5,534,139	2,408,575	2,001,249
Industrial Technologies	3,702,937	3,236,290	3,472,246
Tools & Components	824,408	785,833	768,659
Other	111,622	143,389	136,744

	$12,864,151	$9,163,109	$8,493,893

Liabilities:
Professional Instrumentation	$784,195	$794,948	$635,861
Medical Technologies	1,482,332	855,227	456,595
Industrial Technologies	859,939	919,984	854,321
Tools & Components	238,740	240,907	315,406
Other	2,854,285	1,271,693	1,612,028

	$6,219,491	$4,082,759	$3,874,211

Depreciation and Amortization:
Professional Instrumentation	$48,830	$47,816	$41,151
Medical Technologies	84,284	44,229	25,239
Industrial Technologies	62,656	62,171	60,576
Tools & Components	21,420	22,756	29,162

	$217,190	$176,972	$156,128

Capital Expenditures, Gross
Professional Instrumentation	$34,478	$32,337	$29,139
Medical Technologies	31,609	16,143	17,078
Industrial Technologies	46,001	49,320	51,104
Tools & Components	25,618	23,406	18,585

	$137,706	$121,206	$115,906

Operations in Geographical Areas

Year Ended December 31

	2006	2005	2004
Total Sales:
United States	$5,222,517	$4,592,990	$4,461,389
Germany	1,460,199	1,160,637	773,163
United Kingdom	368,987	336,822	250,627
All other	2,544,701	1,894,255	1,404,122

	9,596,404	$7,984,704	$6,889,301

Long-lived assets:
United States	$5,514,341	$3,618,629	$3,509,695
Germany	1,494,135	950,397	545,021
United Kingdom	604,522	410,087	256,315
All other	1,856,251	1,238,977	1,264,172

	$9,469,249	$6,218,090	$5,575,203

Sales Originating outside the US
Professional Instrumentation	$1,542,370	$1,367,254	$1,201,391
Medical Technologies	1,465,328	864,190	524,580
Industrial Technologies	1,483,821	1,366,826	1,153,626
Tools & Components	182,997	181,224	182,876

	$4,674,516	$3,779,494	$3,062,473

Sales by Major Product Group:

(in thousands)	2006	2005	2004
Analytical and physical instrumentation	$2,917,806	$2,607,963	$2,384,462
Medical & dental products	2,219,976	1,181,534	672,926
Motion and industrial automation controls	1,483,851	1,372,940	1,239,694
Mechanics and related hand tools	935,574	892,778	856,183
Product identification	854,033	826,031	655,247
Aerospace and defense	560,691	502,859	431,371
Power quality and reliability	243,210	226,471	284,580
All other	381,263	374,128	364,838

Total	$9,596,404	$7,984,704	$6,889,301

(16)	QUARTERLY DATA-UNAUDITED (in thousands, except per share data):

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,143,661	$2,349,764	$2,442,723	$2,660,256
Gross profit	916,689	1,032,111	1,101,777	1,192,806
Operating profit	297,071	381,282	392,324	447,316
Net earnings	215,719	314,522	268,071	323,717
Earnings per share:
Basic	$0.70	$1.02	$0.87	$1.05
Diluted	$0.67	$0.98	$0.83	$1.00

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,825,948	$1,928,627	$1,966,375	$2,263,754
Gross profit	775,184	849,603	847,871	972,357
Operating profit	271,837	321,021	319,682	352,128
Net earnings	188,256	229,020	228,821	251,703
Earnings per share:
Basic	$0.61	$0.74	$0.74	$0.82
Diluted	$0.58	$0.70	$0.70	$0.78

(17)	NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 151 did not have a significant impact on the Company’s results of its operations, financial position or cash flows.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards. See Note 14 for further discussion.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. While the Company is continuing to evaluate the impact of this Interpretation and guidance on its application, the Company currently estimates the adoption of FIN 48 will reduce the amount recorded by the Company for uncertain tax positions by approximately $60 to $80 million. This reduction will be recorded as an adjustment to opening retained earnings, as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires plan sponsors of defined benefit pension and other post retirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. See Notes 8 and Note 9 for further discussion of the effect of adopting SFAS No. 158 on the Company's consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our financial statements for the year ended December 31, 2006 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct are available in the “Investors” section of our website at www.danaher.com. Stockholders may request a free copy of the Standards of Conduct from:

Danaher Corporation

Attention: Investor Relations

2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, D.C. 20006

We intend to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of our other executive officers, in the “Investors” section of our website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEMS 10	THROUGH 14.

The information required under Items 10 through 14 is incorporated herein by references to such information included in our Proxy Statement for our 2007 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I, Item 4 hereof.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 81of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:
Report of Independent Registered Public Accounting Firm on Schedule	86
Valuation and Qualifying Accounts	87

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

DANAHER CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Danaher Corporation, Smile Acquisition Corp. and Sybron Dental Specialties, Inc., dated as of April 12, 2006	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2006.

3.1	Articles of Incorporation of Danaher Corporation, as amended	Incorporated by reference from Exhibit 3 to Danaher Corporation’s Form 10-Q for the quarter ended June 28, 2002

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 9, 2004

4.1	Indenture Agreement dated as of October 28, 1998 by and between Danaher Corporation and The First National Bank of Chicago, as trustee	Incorporated by reference from Exhibit 4 to Danaher Corporation's Registration Statement on Form S-3 (File No. 333-63591) filed with the Commission on September 17, 1998.

4.2	Indenture Agreement dated as of January 22, 2001 by and between Danaher Corporation and SunTrust Bank, as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation's Registration Statement on Form S-3 (File No. 333-56406) filed with the Commission on March 1, 2001

10.1	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2004 Proxy Statement on Schedule 14A filed with the Commission on March 29, 2004

10.2	Amendment to Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Appendix A to Danaher Corporation’s 2005 Proxy Statement on Schedule 14A filed with the Commission on March 25, 2005

10.3	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation's Form 10-K for the year ended December 31, 2004

10.4	Form of Restricted Stock Unit Award Statement (U.S. Participants)*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.5	Form of Restricted Stock Unit Award Statement (non-U.S. Participants)*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter September 29, 2006.

10.6	Danaher Corporation 1987 Stock Option Plan*	Incorporated by reference from Danaher Corporation’s Registration Statement on Form S-8 (File No. 033-54669) filed with the Commission on July 21, 1994

10.7	Amended and Restated Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Annex A to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.8	Danaher Corporation 2003 Incentive Plan*	Incorporated by reference from Annex B to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.9	Employment Agreement dated as of July 18, 2000 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10(i) to Danaher Corporation's Form 10-K for the year ended December 31, 2000

10.10	Amendment to Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of November 19, 2001*	Incorporated by reference from Exhibit 10(k) to Danaher Corporation's Form 10-K for the year ended December 31, 2001

10.11	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation's Form 10-Q for the quarter ended September 26, 2003

10.12	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.13	Offer letter dated as of May 4, 2000 by and between Danaher and Philip W. Knisely*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation's Form 10-K for the year ended December 31, 2002

10.14	Offer letter dated as of March 8, 1996 by and between Danaher and Steven Simms*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation's Form 10-K for the year ended December 31, 2002

10.15	Form of Noncompetition Agreement for Executive Officers (including schedule of parties)*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation's Form 10-Q for the quarter ended July 2, 2004

10.16	Description of compensation arrangements for certain executive officers*

10.17	Description of compensation arrangements for non-management directors*

10.18	Credit Agreement, dated as of April 25, 2006, among the lenders referred to therein, Banc of America Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Documentation Agents	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on April 26, 2006

10.19	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.20	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.21	Dealer Agreement between Danaher European Finance S.A., as Issuer, Danaher Corporation, as Guarantor, and Lehman Brothers International (Europe), as Dealer and Arranger, dated May 8, 2006	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.22	Issuing and Paying Agency Agreement among Danaher European Finance S.A., Danaher Corporation and Deutsche Bank AG, London Branch dated May 8, 2006	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.23	Consulting Agreement by and between Danaher Corporation and Patrick W. Allender dated January 24, 2007

10.24	Management Agreement dated February 15, 2007 by and between FJ900, Inc. and Joust Capital, LLC.**	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 16, 2007.

10.25	Interchange Agreement dated February 15, 2007 by and between Danaher Corporation and Joust Capital, LLC.***	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 16, 2007.

12.1	Calculation of ratio of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

**	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.1, except as to the name of the counterparty (Joust Capital II, LLC).

***	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an interchange agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.2, except as to the name of the counterparty (Joust Capital II, LLC).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Date: February 28, 2007

/s/ H. LAWRENCE CULP, JR. H. Lawrence Culp, Jr.	President, Chief Executive Officer and Director

/s/ STEVEN M. RALES Steven M. Rales	Chairman of the Board

/s/ MITCHELL P. RALES Mitchell P. Rales	Chairman of the Executive Committee

/s/ WALTER G. LOHR, JR. Walter G. Lohr, Jr.	Director

/s/ DONALD J. EHRLICH Donald J. Ehrlich	Director

/s/ MORTIMER M. CAPLIN Mortimer M. Caplin	Director

/s/ JOHN T. SCHWIETERS John T. Schwieters	Director

/s/ ALAN G. SPOON Alan G. Spoon	Director

/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Director

/s/ LINDA P. HEFNER Linda P. Hefner	Director

/s/ DANIEL L. COMAS Daniel L. Comas	Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ Robert S. Lutz	Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006 and have issued our report thereon dated February 21, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 21, 2007

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period
	(In thousands)
Year Ended December 31, 2006
Allowances deducted from asset account:
Allowance for doubtful accounts:	$91,115	$23,144	$6,728	(a)	$17,786	$103,201

Year Ended December 31, 2005
Allowances deducted from asset account:
Allowance for doubtful accounts:	$78,423	$20,530	$12,514	(a)	$20,352	$91,115

Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$64,341	$17,931	$10,951	(a)	$14,800	$78,423

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.