Form 10-Q
period 2007-03-30
DANAHER CORP /DE/
filed 2007-04-19
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended March 30, 2007

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

The number of shares of common stock outstanding at April 13, 2007 was approximately 309.2 million.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	March 30, 2007 (Unaudited)	December 31, 2006 (Note 1)
ASSETS
Current Assets:
Cash and equivalents	$197,564	$317,810
Trade accounts receivable, net	1,682,874	1,674,970
Inventories:
Finished goods	440,356	427,758
Work in process	195,858	186,205
Raw material and supplies	413,892	391,397

Total inventories	1,050,106	1,005,360
Prepaid expenses and other current assets	375,530	396,762

Total current assets	3,306,074	3,394,902
Property, plant and equipment, net of accumulated depreciation of $1,292,251 and $ 1,280,022, respectively	888,708	874,368
Other assets	295,346	300,434
Goodwill	6,855,949	6,596,123
Other intangible assets, net	1,742,141	1,698,324

Total assets	$13,088,218	$12,864,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$30,510	$10,855
Trade accounts payable	949,344	952,337
Accrued expenses	1,118,641	1,496,364

Total current liabilities	2,098,495	2,459,556
Other liabilities	1,648,146	1,337,074
Long-term debt	2,294,834	2,422,861
Stockholders’ equity:
Common stock—$0.01 par value	3,421	3,412
Additional paid-in capital	1,081,627	1,027,454
Accumulated other comprehensive income	227,946	191,985
Retained earnings	5,733,749	5,421,809

Total stockholders’ equity	7,046,743	6,644,660

Total liabilities and stockholders’ equity	$13,088,218	$12,864,151

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended
	March 30, 2007	March 31, 2006
Sales	$2,556,040	$2,143,661

Operating costs and expenses:
Cost of sales	1,403,638	1,226,972
Selling, general and administrative expenses	777,768	619,618

Total operating expenses	2,181,406	1,846,590

Operating profit	374,634	297,071
Interest expense	(27,453)	(9,794)
Interest income	1,588	1,836

Earnings before income taxes	348,769	289,113
Income taxes	93,965	73,394

Net earnings	$254,804	$215,719

Earnings Per Share:
Basic	$0.82	$0.70

Diluted	$0.78	$0.67

Average common stock and common equivalent shares outstanding:
Basic	309,668	306,838
Diluted	327,950	324,045

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2006	341,223	$3,412	$1,027,454	$5,421,809	$191,985
Net income	—	—	—	254,804	—	$254,804
Dividends declared	—	—	—	(6,182)	—	—
Common stock issued for options exercised and restricted stock grants	874	9	54,173	—	—	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 2)	—	—	—	63,318	—	—
Increase from translation of foreign financial statements	—	—	—	—	35,961	35,961

Balance, March 30, 2007	342,097	$3,421	$1,081,627	$5,733,749	$227,946	$290,765

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net earnings from operations	$254,804	$215,719

Non-cash items:
Depreciation expense	42,184	36,607
Amortization expense	21,283	9,762
Stock compensation expense	17,425	13,701
Change in trade accounts receivable, net	11,567	42,883
Change in inventories	(27,623)	(46,891)
Change in accounts payable	(14,946)	15,304
Change in prepaid expenses and other assets	27,441	35,892
Change in accrued expenses and other liabilities	(9,237)	14,245

Total operating cash flows	322,898	337,222

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(31,442)	(27,582)
Proceeds from disposals of property, plant and equipment	240	651
Cash paid for acquisitions	(297,020)	(128,120)
Cash paid for investment in acquisition target	—	(84,102)

Net cash used in investing activities	(328,222)	(239,153)

Cash flows from financing activities:
Proceeds from issuance of common stock	36,757	28,454
Payment of dividends	(6,182)	(6,123)
Net repayment of borrowings (maturities of 90 days or less)	(138,630)	—
Proceeds from debt borrowings (maturities longer than 90 days)	—	119,558
Debt repayments (maturities longer than 90 days)	(6,593)	(296,180)

Net cash used in financing activities	(114,648)	(154,291)

Effect of exchange rate changes on cash and equivalents	(274)	1,494

Net change in cash and equivalents	(120,246)	(54,728)
Beginning balance of cash and equivalents	317,810	315,551

Ending balance of cash and equivalents	$197,564	$260,823

Supplemental disclosures:
Cash interest payments	$11,603	$1,923
Cash income tax payments (refunds)	$26,464	$(2,779)

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 30, 2007 and December 31, 2006, and its results of operations and cash flows for the three months ended March 30, 2007 and March 31, 2006.

Total comprehensive income was $290.8 million and $258.0 million for the first quarter of 2007 and 2006, respectively. Total comprehensive income for 2007 includes the change in cumulative foreign translation adjustment.

NOTE 2. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $63.3 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $253.8 million. Included in the balance at January 1, 2007, are $16.4 million of tax positions, the disallowance of which would not affect the annual effective income tax rate.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 1997.

The Internal Revenue Service (IRS) commenced examinations of certain Company’s U.S. Federal income tax returns for 2004 and 2005 in the fourth quarter of 2006. The IRS is also auditing certain subsidiary returns for pre-acquisition fiscal years 2003, 2004 and 2005. It is anticipated that the examination related to pre-acquisition returns will be completed within the next twelve months. To date, the IRS has proposed, and management has agreed to, certain adjustments related to the pre-acquisition returns that will not have a material impact on the Company’s financial position or results of operations. The German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005 in the fourth quarter of 2006 and first quarter of 2007. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. During 2006, the Swedish tax authorities commenced an audit of certain Swedish income tax returns for the years 2002 through 2005. To date, the Swedish taxing authorities have raised technical questions with regard to certain of the Company’s tax positions. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. To date, no material adjustments have been proposed as a result of these audits.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $58.4 million for the payment of interest and penalties at January 1, 2007 which is included as a component of the $253.8 million unrecognized tax benefit noted above. During the three months ended March 30, 2007, the Company recognized approximately $5.1 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

NOTE 3. ACQUISITIONS AND DIVESTITURES

During the three months ended March 30, 2007, the Company completed five business acquisitions and completed the acquisition of the remaining shares of Vision Systems Limited (Vision) not owned by the Company as of December 31, 2006. In addition, the Company acquired eleven businesses during the year ended December 31, 2006. These acquisitions were selected because of their strategic fit with an existing Company business or because they were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company is continuing to evaluate certain pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) involving ongoing litigation from its 2006 acquisitions, primarily Sybron Dental Specialties, Inc. (Sybron Dental) and Vision, and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisitions, as required.

The Company also periodically disposes of existing operations that are not deemed to fit strategically with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the three months ended March 30, 2007.

The following briefly describes the Company’s acquisition activity for the three months ended March 30, 2007. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2006, reference is made to Note 2 to the Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.

In the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of approximately $520 million, including transaction costs and net of approximately $122 million of cash acquired, and assumed debt of $1.5 million. Of this purchase price, approximately $82 million was paid during the three months ended March 30, 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. The Vision acquisition resulted in the recognition of a preliminary estimate of goodwill of approximately $357 million, of which $61 million was recorded during the three months ended March 30, 2007. Goodwill associated with this acquisition primarily relates to Vision’s future revenue growth and earnings potential.

In addition, in the first quarter of 2007 the Company acquired five other companies or product lines for total consideration of approximately $215 million in cash, net of cash acquired, including transaction costs. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental technologies and environmental instruments. These companies were all acquired to complement existing units of either the Medical Technologies or Professional Instrumentation segments. The Company recorded an aggregate of $164 million of goodwill related to these five other acquired businesses. The aggregate annual sales of these 5 acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $81 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated, including the acquisition of the Vision shares noted above, during the three months ended March 30, 2007 ($ in 000’s):

Accounts receivable	$12,883
Inventory	12,946
Property, plant and equipment	2,789
Goodwill	224,550
Other intangible assets, primarily trade names, customer relationships and patents	56,304
Accounts payable	(8,338)
Other assets and liabilities, net	(2,285)
Assumed debt	(1,829)

Net cash consideration	$297,020

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended March 30, 2007 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company will also adjust the purchase price allocations of other acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in 000’s, except per share amounts):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$2,558,870	$2,395,142
Net earnings	254,293	209,414
Diluted earnings per share	$0.78	$0.65

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its exit plans with respect to its 2007 acquisitions and certain of its 2006 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these exit activities include the following ($ in 000’s, except headcount):

	KaVo	Leica	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2006	49	151	265	465
Headcount related to 2007 acquisitions	—	—	7	7
Adjustments to previously provided headcount estimates	—	—	(100)	(100)
Headcount reductions in 2007	—	(15)	(11)	(26)

Balance, March 30, 2007	49	136	161	346

Involuntary Employee Termination Benefits:
Balance, December 31, 2006	$3,255	$7,527	$13,633	$24,415
Accrual related to 2007 acquisitions	—	—	140	140
Costs incurred in 2007	—	(855)	(918)	(1,773)
Adjustments to previously provided reserves	—	—	(2,597)	(2,597)

Balance, March 30, 2007	$3,255	$6,672	$10,258	$20,185

Facility Closure and Restructuring Costs:
Balance, December 31, 2006	$5,755	$8,631	$7,562	$21,948
Accrual related to 2007 acquisitions	—	—	—	—
Costs incurred in 2007	(874)	(716)	(29)	(1,619)
Adjustments to previously provided reserves	—	—	(347)	(347)

Balance, March 30, 2007	$4,881	$7,915	$7,186	$19,982

NOTE 4. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan. The stock options generally vest over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). Option exercise prices equal the closing price on the NYSE of the common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and vest over terms and are subject to performance criteria determined by the Compensation Committee. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued as of the date the RSUs vest.

The options and RSUs generally vest only if the employee is employed by the Company on the vesting date, and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of vested options and the vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. At March 30, 2007, approximately 12 million shares of the Company’s common stock were reserved for issuance under this plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and RSUs, based on the fair market value of the award as of the grant date. The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates for the three months ended March 30, 2007 based on its historical experience. Stock based compensation for the three months ended March 30, 2007 of $17.4 million has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended March 30, 2007:

Risk-free interest rate	4.7%
Weighted average volatility	21%
Dividend yield	0.1%
Expected years until exercise	7.5 -9.5

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

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Restricted Stock Units:
Pre-tax compensation expense	$3,789	$2,380
Tax benefit	(1,326)	(833)

Restricted stock expense, net of tax	$2,463	$1,547

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Stock Options:
Pre-tax compensation expense	$13,636	$11,321
Tax benefit	(3,915)	(3,298)

Stock option expense, net of tax	$9,721	$8,023

Total Share-Based Compensation:
Pre-tax compensation expense	$17,425	$13,701
Tax benefit	(5,241)	(4,131)

Total share-based compensation expense, net of tax	$12,184	$9,570

As of March 30, 2007, $61 million and $173 million of total unrecognized compensation cost related to RSUs and stock options, respectively, is expected to be recognized over a weighted average period of approximately 3 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s stock option plan as of March 30, 2007 and changes during the three months ended March 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	23,959	$39.65
Granted	600	73.97
Exercised	(874)	21.15
Forfeited	(114)	51.23

Outstanding at March 30, 2007	23,571	41.15	6	$708,097

Vested and Expected to Vest at March 30, 2007	22,828	40.63	6	$697,139

Exercisable at March 30, 2007	10,779	29.61	4	$443,034

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 30, 2007 and March 31, 2006 was $45.9 million and $27.6 million, respectively. Exercise of options during the first quarter of 2007 and 2006 resulted in cash receipts of $18.2 million and $15.4 million, respectively. The Company recognized a tax benefit of approximately $15.3 million in the quarter-ended March 30, 2007 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs outstanding as of March 30, 2007:

Unvested Restricted Stock Units	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at start of quarter	1,597	$54.14
Forfeited	—	—
Vested	—	—
Granted	137	74.14

Unvested at end of quarter	1,734	$55.75

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the three months ended March 30, 2007 ($ in millions).

Balance, December 31, 2006	$6,596
Attributable to 2007 acquisitions	225
Adjustments to purchase price allocations	9
Effect of foreign currency translations	26

Balance, March 30, 2007	$6,856

There were no dispositions of businesses with related goodwill during the three months ended March 30, 2007. The carrying value of goodwill at March 30, 2007, for the Tools & Components, Medical Technologies, Professional Instrumentation and Industrial Technologies segments is $194 million, $3,124 million, $1,515 million, and $2,023 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2006 and no impairment was identified.

NOTE 6. FINANCING TRANSACTIONS

The components of the Company’s debt as of March 30, 2007 and December 31, 2006 were as follows:

	March 30, 2007	December 31, 2006
	( $ in millions)
Euro-denominated commercial paper (€527 million)	$704	$787
U.S. dollar-denominated commercial paper	15	80
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	668	660
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	597	594
6.1% notes due 2008	250	250
Other borrowings	91	63

Total	2,325	2,434
Less – currently payable	30	11

Long-term debt	$2,295	$2,423

For a full description of the Company’s debt financing, please refer to Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion (since the Credit Facility (described below) provides credit support for the commercial paper program, the $1.5 billion of availability under the Credit Facility has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program). Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from date of issuance. Borrowings under the program are available for general corporate purposes as well as for financing potential acquisitions. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. In late 2006 and early 2007, the Company utilized its commercial paper program to fund the acquisition of Vision. The Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. As of March 30, 2007, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.0% and an average maturity of 57 days and the amounts outstanding under the U.S. Dollar-denominated commercial paper program had an average interest rate of 5.5% and an average maturity of 3 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Credit Facility expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Company expects to enter into an agreement with the lenders during the second quarter of 2007 to extend the term of the Credit Facility by one year. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. There were no borrowings under the Credit Facility during the three months ended March 30, 2007.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of March 30, 2007, the Company was in compliance with all of its debt covenants.

NOTE 7. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 11 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

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

The following is a rollforward of the Company’s warranty accrual for the three months ended March 30, 2007 ($ in 000’s):

Balance, December 31, 2006	$98,993
Accruals for warranties issued during the period	22,834
Changes in estimates related to pre-existing warranties	—
Settlements made	(23,929)
Additions due to acquisitions	1,888

Balance, March 30, 2007	$99,786

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and in the first quarter of 2007 an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and will record a pre-tax gain of approximately $12 million ($7.8 million after-tax, or approximately $0.02 per diluted share) in the second quarter of 2007.

NOTE 8. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three months ended March 30, 2007 and March 31, 2006 respectively ($ in millions):

	Pension Benefits
	U.S.		Non-U.S.
	2007	2006	2007	2006
Service cost	$0.5	$0.4	$3.3	$2.4
Interest cost	9.7	8.4	5.7	4.5
Expected return on plan assets	(10.9)	(9.7)	(4.4)	(3.0)
Amortization of loss	3.3	3.6	0.3	0.3

Net periodic cost	$2.6	$2.7	$4.9	$4.2

	Other Post-Retirement Benefits
	2007	2006
Service cost	$0.3	$0.2
Interest cost	1.6	1.4
Amortization of prior service credits	(1.8)	(1.6)
Amortization of loss	0.8	1.2

Net periodic cost	$0.9	$1.2

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2006 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2007. As of March 30, 2007, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2007. The Company’s contributions to non-US plans are estimated to be approximately $22 million for 2007.

NOTE 9. EARNINGS PER SHARE

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 30, 2007:
Basic EPS	$254,804	309,668	$0.82
Adjustment for interest on convertible debentures	2,448	—
Incremental shares from assumed exercise of dilutive options	—	6,244
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$257,252	327,950	$0.78

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2006:
Basic EPS	$215,719	306,838	$0.70
Adjustment for interest on convertible debentures	2,233	—
Incremental shares from assumed exercise of dilutive options	—	5,169
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$217,952	324,045	$0.67

NOTE 10. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2006 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2007 acquisitions (see Note 3). Segment results for the first quarter of 2007 and 2006 are shown below:

	Sales		Operating Profit
	2007	2006	2007	2006
Professional Instrumentation	$741,315	$664,663	$144,183	$127,016
Medical Technologies	683,579	390,657	85,530	32,367
Industrial Technologies	810,244	761,393	125,571	111,494
Tools & Components	320,902	326,948	35,522	40,800
Other	—	—	(16,172)	(14,606)

	$2,556,040	$2,143,661	$374,634	$297,071

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in the Company’s communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies, cost savings or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program, potential acquisitions and executive compensation; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	The resolution of contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	Our success depends on our ability to maintain and protect our intellectual property and avoid claims of infringement or misuse of third party intellectual property.

•	We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

•	Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

•	Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our results of operations, financial condition and reputation.

•	Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

•	Adverse changes in our relationships with, or the financial condition or performance of, key distributors, resellers and other channel partners could adversely affect our results of operations.

•	Any inability to hire, train and retain a sufficient number of skilled officers and other employees could impede our ability to compete successfully.

•	Cyclical economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

•	Changes in governmental regulations may reduce demand for our products or increase our expenses.

•	Foreign currency exchange rates and commodity prices may adversely affect our results of operations and financial condition.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. The Company does not intend to update any forward-looking statement, all of which are expressly qualified by the foregoing. See Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2006, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

OVERVIEW

Danaher Corporation strives to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services;

•	upper quartile financial performance when compared against peer companies; and

•	upper quartile cash flow generation from operations when compared against peer companies.

To accomplish these goals, the Company uses a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. The Company also acquires businesses that it believes can help it achieve the objectives described above, and believes that many acquisition opportunities remain available within its target markets. The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect the Company’s overall growth and operating results. The Company also continually assesses the strategic fit of its existing businesses and may divest businesses that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.

Danaher is a multinational corporation with global operations. Approximately 49% of Danaher’s sales were derived outside the United States in 2006. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s future revenue and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

While differences exist among the Company’s businesses, the Company generally continued to see market growth during the three months ended March 30, 2007. The Company’s year-over-year growth rates for the first quarter of 2007 reflect continued strength in global economic conditions, particularly in Europe and Asia, with more modest growth in North America, and the continued shift of the Company’s operations into higher growth sectors of the economy. Growth rates slowed somewhat from the rate experienced in 2006 partially due to difficult comparisons with sales levels in first quarter of 2006 within the Company’s product identification businesses and the impact of regulatory changes in the Company’s engine retarder business discussed below.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, recent increases in raw material costs and the possibility of slowing growth rates or contraction in some parts of the economy. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Sybron Dental Specialties, Inc. (Sybron Dental) and Vision Systems Limited (Vision) during 2006, Company management and other personnel are devoting significant attention to the successful integration of these business into Danaher.

Although the Company has a U.S. Dollar functional currency for reporting purposes, a substantial portion of its sales are generated in foreign currencies. Sales by subsidiaries operating outside of the United States are translated into U.S. Dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. Dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The impact of currency rates increased reported sales by approximately 3% during the first quarter of 2007 compared to the first quarter of 2006. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results during the remainder of 2007 compared to 2006. Applying the exchange rates in effect at March 30, 2007 to the translation of the Company’s results of operations for 2006 would result in approximately 2% higher overall Company sales for 2006 than what was actually reported using the rates in effect during 2006. Any further weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations.

RESULTS OF OPERATIONS

Consolidated sales for the first quarter of 2007 increased approximately 19% over the first quarter of 2006. Sales from existing businesses for the first quarter (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed approximately 3.5% growth. Acquisitions accounted for approximately 12.5% growth. The impact of currency translation on sales increased reported sales by approximately 3% as the U.S. dollar was weaker against other major currencies in the first quarter of 2007 compared to the first quarter of 2006.

The growth in sales from acquisitions in the quarter ended March 30, 2007 primarily related to acquisitions in the Company’s medical technologies segment. During 2006, the Company acquired three medical technologies businesses along with eight other smaller businesses in the professional instrumentation and industrial technologies segments. The acquisition of Sybron Dental in May 2006, and to a lesser extent the acquisition of Vision at the end of 2006, both of which are part of the medical technologies segment, have contributed the majority of this year-over-year revenue growth.

Operating profit margins for the Company were 14.7% in the first quarter of 2007 compared to 13.9% in the comparable period of 2006. Operating profit margin improvements in the Company’s existing operations contributed approximately 55 basis points of this margin improvement with acquisitions contributing approximately 25 basis points of improvement. Higher operating profit margins in the Sybron Dental business were partially offset by the lower operating margins of other recently acquired businesses, primarily Vision. Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of DBS, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of DBS in each of our businesses, and the Company’s low-cost region sourcing and production initiatives, are expected to further improve operating margins at both existing and newly acquired businesses in future periods.

The following table summarizes sales by business segment for each of the periods indicated:

($ in 000’s)	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Professional Instrumentation	$741,315	$664,663
Medical Technologies	683,579	390,657
Industrial Technologies	810,244	761,393
Tools and Components	320,902	326,948

	$2,556,040	$2,143,661

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment encompasses two strategic businesses: Environmental and Electronic Test. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; and retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$741,315	$664,663
Operating profit	144,183	127,016
Operating profit as a % of sales	19.5%	19.1%

% Change
Components of Sales Growth	1st Quarter 2007 vs. 1st Quarter 2006
Existing businesses	5.0%
Acquisitions	3.0%
Impact of currency translation	3.5%
Total	11.5%

Segment Overview

Sales from existing businesses increased in both of the segment’s strategic lines of business. Prices accounted for approximately 1.5% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses. Operating profit margin improvements in the segment’s existing operations were partially offset by the lower operating margins of acquired businesses which reduced segment operating margins by approximately 10 basis points in the three months ended March 30, 2007 compared to the comparable period of 2006.

Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of DBS, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of DBS in each of the segment’s businesses, and the segment’s low-cost region sourcing and production initiatives are both expected to improve operating profit margins in the future at both existing businesses and newly acquired businesses in the segment.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 60% of segment sales in the quarter, increased 8.5% in the first quarter of 2007 compared to the comparable period of 2006. Sales from existing businesses accounted for 4.5% growth, acquisitions accounted for 0.5% growth and currency translation accounted for 3.5% growth.

The Company’s water quality businesses reported high-single digit revenue growth for the period primarily as a result of strength in Hach/Lange’s laboratory and process instrumentation products in both the European and U.S. markets. Sales in Asia grew at double digit rates reflecting continued penetration of these markets. The Company’s Hach Ultra Analytics business reported slightly lower sales for the first quarter of 2007 compared with the same period of 2006 due to lower sales in China’s power markets and due to large projects with the U.S. Navy not repeating. The business continues to focus on growing markets in developing countries such as India and China to enhance its growth prospects. The Company’s Trojan Technologies business reported low-double digit growth for the first quarter of 2007 compared to the first quarter of 2006 as a result of strong sales of UV disinfection equipment in the North American and China wastewater markets.

The Gilbarco Veeder-Root retail petroleum equipment business reported slight growth for the first quarter of 2007 driven by strong performance in the business’ newly launched vapor recovery system product offering offset somewhat by overall lower sales of dispensing equipment in India. The business continues to benefit from sales of the business’ newly introduced dispensing equipment in both North America and Europe.

Electronic Test. Electronic test sales, representing approximately 40% of segment sales in the quarter, increased 17.5% during the first quarter of 2007 over the comparable 2006 period. Sales from existing businesses accounted for 7.5% growth, acquisitions accounted for 6.5% growth and currency translation accounted for 3.5% growth.

Sales growth from existing businesses built on the growth experienced throughout 2005 and 2006. Key contributors to this growth in the first quarter of 2007 include strength in the European and North American electrical and industrial channels. This growth was driven by new product offerings in the thermography, power quality test and indoor air diagnostic test equipment markets. The Company’s network-test business reported low-single digit growth in the first quarter compared to same period of 2006. Growth in cable test equipment sales was partially offset by softness in sales of telecom-related products, primarily in the United States.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses which offer dentists, other doctors and hospital and research professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$683,579	$390,657
Operating profit	85,530	32,367
Operating profit as a % of sales	12.5%	8.3%

% Change
Components of Sales Growth	1st Quarter 2007 vs. 1st Quarter 2006
Existing businesses	8.5%
Acquisitions	61.5%
Impact of currency translation	5.0%
Total	75.0%

Segment Overview

Prices accounted for approximately 1% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses.

The segment’s dental technology businesses experienced mid-single digit growth in the first quarter of 2007 compared to the first quarter of 2006. Growth in the dental technology businesses was driven by continued strength in the instrument product lines in Europe, Asia and Latin America as well as strong sales of imaging product lines in North America and Asia driven by new product introductions and sales to customers who had previously purchased competing products. The Company completed two acquisitions in the first quarter of 2007 to further enhance the business’ imaging product offerings. Sybron Dental experienced low-double digit sales growth in the first quarter of 2007, which is reported as a component of acquisition growth.

Radiometer’s critical care diagnostics business experienced mid-single digit growth in the first quarter of 2007 compared to 2006. Radiometer’s sales growth was driven by diagnostic equipment placements with particular strength in sales in Europe and the U.S.

Leica Microsystems’ life science instrumentation business experienced a mid-teens growth rate in the first quarter of 2007 compared to the same period of 2006. Increased demand for confocal microscopes and specimen preparation equipment in the first quarter of 2007 drove sales growth in Europe and the U.S., and to a lesser extent, in Asia. The results of the Company’s Vision business have been consolidated with the segment’s results since November 30, 2006 and are included as a component of acquisition growth. Vision’s business grew at double-digit rates in the quarter compared to the first quarter of 2006 when it was a stand-alone company due mainly to sales of consumables related to strong instrument placements in prior periods.

Operating profit margins for the segment were 12.5% for the three months ended March 30, 2007 compared to 8.3% for the comparable period of 2006. Operating profit margin improvements in the segment’s existing operations contributed approximately 80 basis points to the overall improvement, partially as a result of margin improvements within the life sciences instrumentation business. The higher overall operating margins in recently acquired businesses, primarily Sybron, improved segment operating profit margins by approximately 230 basis points for the first quarter of 2007 compared with the same period of 2006. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company, which positively impacts the comparison of first quarter 2007 operating margins to first quarter 2006 operating margins.

Operating profit margins from existing businesses benefited from on-going cost reduction initiatives through application of DBS, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the DBS in each of our businesses, and the segment’s low-cost region sourcing and production initiatives are both expected to further improve operating profit margins in the segment at both existing and newly acquired businesses, including Sybron Dental and Vision.

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

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$810,244	$761,393
Operating profit	125,571	111,494
Operating profit as a % of sales	15.5%	14.6%

% Change
Components of Sales Growth	1st Quarter 2007 vs. 1st Quarter 2006
Existing businesses	2.0%
Acquisitions	1.5%
Impact of currency translation	3.0%
Total	6.5%

Segment Overview

Sales growth from existing businesses was due primarily to sales growth in the motion, aerospace and defense and sensor and controls businesses. Prices accounted for approximately 1.5% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses. The overall improvement in operating profit margins was driven primarily by on-going cost reductions associated with DBS initiatives, margin improvements in businesses acquired in prior years, which typically have higher cost structures than the segment’s existing operations and additional leverage from sales growth. Recently acquired businesses had a minor positive impact on overall operating profit margins for the three months ended March 30, 2007.

The ongoing application of the DBS in each of the segment’s businesses, and the segment’s low-cost region sourcing and production initiatives, are both expected to further improve operating margins in the segment in future periods.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing approximately 33% of segment sales in the quarter, increased 5.5% in the first quarter of 2007 over the comparable 2006 period. Sales from existing businesses accounted for 2% growth and currency translation accounted for 3.5% growth. There have been no acquisitions in the business subsequent to the first quarter of 2006.

Growth rates from existing businesses declined from the growth rates experienced in the first quarter of 2006. The Company experienced the highest growth rates in custom motors, particularly in Asia and North America. Sales to the elevator markets and sales of motors into the aerospace and defense markets also increased on a year-over-year basis. Sales declined compared to first quarter 2006 levels in the business’ controls and linear product offerings due to weakness in the semi-conductor and electronic assembly markets and as a result of comparing against much stronger sales levels in the first quarter of 2006.

Product Identification. The product identification businesses accounted for approximately 26% of segment sales in the quarter. For the first quarter of 2007, product identification sales grew 1% compared to the comparable period of 2006. Sales from existing businesses declined 5%, acquisitions accounted for 3% growth and currency translation impacts accounted for 3% growth.

As previously reported, management anticipated the decline in sales from existing operations as the businesses completed several large systems installation projects with the United States Postal Service (USPS) in the first half of 2006 which did not repeat in the first quarter of 2007. Sales for the business’ non-USPS marking grew at a high-single digit rate reflecting strong equipment sales growth across all regions.

Focused Niche Businesses. The segment’s niche businesses in the aggregate had 11.5% sales growth in the first quarter of 2007. This growth was primarily driven by sales growth from existing businesses in the Company’s aerospace and defense and power quality businesses, with somewhat slower growth in the Company’s sensors and controls business.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$320,902	$326,948
Operating profit	35,522	40,800
Operating profit as a % of sales	11.1%	12.5%

% Change
Components of Sales Growth	1st Quarter 2007 vs. 1st Quarter 2006
Existing businesses	(1.0%)
Divestiture	(1.0%)
Impact of currency translation	0.0%
Total	(2.0%)

Prices accounted for approximately 2% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses. As previously reported, sales from existing businesses for the quarter reflects the impact of certain regulatory requirements that became effective in 2007 which accelerated demand for the Company’s engine retarder products in 2006 and adversely impacted demand in the first quarter of 2007.

Mechanics hand tools sales, representing approximately 70% of segment sales, grew 2.5% in the first quarter of 2007 compared to the same period of 2006. The sales growth was driven primarily by the retail mechanics’ hand tools business which grew at mid-single digit rates in the first quarter of 2007, continuing the improvement noted during the second half of 2006. The business also continues to experience growth with its other retail customers as well as expanding markets for the business’ products in China. The group’s Matco business declined slightly during the quarter on a year-over-year basis as customers delayed purchases in anticipation of new tool box product offerings which are expected in the second quarter of 2007. The segment’s niche businesses experienced high-single digit sales declines for the first quarter of 2007 compared with the first quarter of 2006 primarily due to the regulatory issue noted above.

Operating profit margins for the segment were 11.1% in the first quarter of 2007 compared to 12.5% in comparable period of 2006. Continued operating profit improvements in the mechanics hand tool business were more than offset by costs associated with workforce reductions and adjustments to production levels to match demand in the engine retarder business which decreased operating profit margins by approximately 200 basis points. The Company expects lower production levels at the engine retarder business to continue to adversely impact operating margins for the balance of 2007.

GROSS PROFIT

($ in 000’s)	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$2,556,040	$2,143,661
Cost of sales	1,403,638	1,226,972

Gross profit	1,152,402	916,689
Gross profit margin	45.1%	42.8%

The increase in gross profit margin in first quarter of 2007 compared to the first quarter of 2006 resulted from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices to offset some of the impact of cost and surcharges related to steel and other commodity purchases also contributed to gross profit improvement. Gross profit margins also improved due to lower-margin sales to the United States Postal Service in the product identification business comprising a smaller proportion of sales during the quarter. These improvements could be negatively affected by higher raw material costs and supply constraints resulting from the improving overall economy or any significant slowdown in the economy.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in 000’s)	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Sales	$2,556,040	$2,143,661
Selling, general and administrative expenses	777,768	619,618
SG&A as a % of sales	30.4%	28.9%

The year-over-year increase in selling, general and administrative expenses is due primarily to increases in selling, general and administrative expenses associated with recently acquired businesses (principally Sybron Dental and Vision) and their higher relative operating expense structures, as well as additional spending to fund growth opportunities throughout the Company. These items were partially offset by increased leverage from higher sales levels in 2007. In addition, the impairment of a minority interest recorded in the first quarter of 2006 increased selling, general and administrative expenses as a percentage of sales by approximately 20 basis points in that period, which positively affects the comparison of first quarter 2007 results to first quarter 2006 results.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $27.5 million in the first quarter of 2007 was approximately $17.7 million higher than the comparable period of 2006. The increase in interest expense in 2007 is primarily due to higher debt levels during the quarter, primarily due to borrowings incurred to fund the acquisitions of Sybron Dental and Vision.

Interest income of $1.6 million and $1.8 million was recognized in the first quarter of 2007 and 2006, respectively. Average invested cash balances were lower in the first quarter of 2007 compared to 2006 due to employing cash balances to complete several acquisitions in 2006 and the first quarter of 2007.

INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $254 million. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

In the first quarter of 2007, income tax expense represented 26.9% of income before tax, 160 basis points higher than tax expense for the first quarter of 2006. This first quarter 2007 effective tax rate includes estimates of additional tax that may be incurred for contingent tax liabilities and reflects various estimates and assumptions, including assumptions regarding future earnings that could affect valuation of our deferred tax assets. The effective tax rate for the first quarter of 2006 was favorably impacted by the resolution during the quarter of examinations of certain previously filed returns. The proportion of foreign earnings as a percentage of total earnings in the first three months of 2007 is comparable to 2006 and as a result, did not have a significant impact on the comparison of effective tax rates between periods.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including the result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below) and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for the first quarter of 2007 differs from the United States federal statutory rate of 35% primarily as a result of the lower effective tax rates that apply to certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2006, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $3.4 billion.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which the Company’s earnings and/or deductions are realized may differ from current estimates.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first quarter of 2007 or 2006. Market forces during the past two years have caused significant increases in the costs of steel and petroleum-based products, and with respect to the past year, non-ferrous metals as well, which have impacted certain of the Company’s businesses. To the extent appropriate, the Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

Changes in interest rates would change the fair value of the Company’s fixed-rate long-term debt, due to the difference between the market interest rate and the rate of interest at the date of purchase or issuance of the fixed-rate debt. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at March 30, 2007, the market value of the Company’s fixed-rate long-term debt would decrease by approximately $35 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. Assets and liabilities denominated in a foreign currency, transactions arising from international trade and international financing activities between subsidiaries all expose the Company to market risk from changes in foreign currency exchange rates. The Company is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services, or in which it denominates assets and liabilities. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Eurobond Notes described below, as well as the European component of the commercial paper program which as of March 30, 2007, had outstanding borrowings equivalent to $704 million, provides a natural hedge to a portion of the Company’s European net asset position.

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

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Total operating cash flows	$322,898	$337,222

Purchases of property, plant and equipment	(31,442)	(27,582)
Cash paid for acquisitions	(297,020)	(128,120)
Cash paid for investment in acquisition target	—	(84,102)
Other sources	240	651

Net cash used in investing activities	(328,222)	(239,153)

Proceeds from the issuance of common stock	36,757	28,454
Repayments of borrowings, net	(145,223)	(176,622)
Payment of dividends	(6,182)	(6,123)

Net cash used in financing activities	(114,648)	(154,291)

•

Operating cash flow, a key source of the Company’s liquidity, was $323 million for the first quarter of 2007, a decrease $14 million, or 4% as compared to the comparable period of 2006. Earnings growth contributed an additional $39 million to the increase in operating cash flow in 2007 compared to the comparable period of 2006. Operating working capital requirements used $31 million in cash for the first quarter of 2007 compared to being a source of cash flow in the comparable quarter of 2006. In addition, the Company paid additional income taxes and employee benefits, which reduced year-over-year operating cash flow in the first quarter of 2007.

•	As of March 30, 2007, the Company held $198 million of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 5 companies and product lines during the first quarter of 2007 and completed the acquisition of the remaining shares of Vision not owned as of December 31, 2006. Total consideration paid for these acquisitions during the quarter was $297 million in cash, including transaction costs and net of cash acquired.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs, the timing of payments for items such as income taxes, pension funding decisions and other items impact reported cash flows. Operating cash flow, a key source of the Company’s liquidity, was $323 million for the first quarter of 2007, a decrease of $14 million, or 4% as compared to the comparable period of 2006. Earnings growth contributed $39 million additional operating cash flow in 2007 compared to the comparable period of 2006.

On an overall basis, turnover of operating working capital, which the Company defines as accounts receivable plus inventory less accounts payable, improved during the quarter ended March 30, 2007 compared against the same period of 2006. However, operating working capital adversely impacted the period-over-period cash flow comparison by approximately $42 million as the Company funded seasonal working capital needs at Sybron in 2007 which were not included in 2006 and due to a higher percentage of sales being in Europe in the first quarter of 2007 where the customer payment terms are generally longer than the Company average. In addition, the Company paid additional income taxes and employee benefits, which reduced year-over-year operating cash flow in the first quarter of 2007.

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

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $328 million in the first quarter of 2007 compared to approximately $239 million of net cash used in the comparable period of 2006. Gross capital spending of $31 million for the first quarter of 2007 increased $4 million from the first quarter of 2006, due primarily to capital spending relating to new acquisitions, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, and improving information technology systems. In 2007, the Company expects capital spending of approximately $175 to $200 million, though actual expenditures will ultimately depend on business conditions.

In addition, as discussed below, the Company completed 5 business acquisitions during the first quarter of 2007 and completed the acquisition of the remaining shares of Vision not owned by the Company as of December 31, 2006. Total consideration for the five businesses acquired in the first quarter of 2007 and the remaining shares of Vision acquired during the quarter was approximately $297 million in cash, including transaction costs and net of cash acquired. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental technologies and environmental instruments. These companies were all acquired to complement existing units of the Professional Instrumentation or Medical Technologies segments. The aggregate annual sales of these 5 other acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $81 million.

In the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of approximately $520 million, including transaction costs and net of approximately $122 million of cash acquired, and assumed $1.5 million of debt. Of this purchase price, approximately $82 million was paid during the three months ended March 30, 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of approximately $86 million in its last completed fiscal year. Management believes that the pairing of Vision with the Company’s existing life science instrumentation business, Leica, will significantly broaden the Company’s product offerings in the growing anatomical pathology market and expand the sales and growth opportunities for both the Leica and Vision businesses. The Company believes that the pairing of Leica and Vision will also create a broader base for the acquisition of complementary businesses in the life sciences industry.

Financing Activities and Indebtedness

Financing cash flows consist primarily of borrowings and repayments of indebtedness, sales and repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $115 million during the first quarter of 2007 compared to $154 million used during the comparable period of 2006.

The components of the Company’s debt as of March 30, 2007 and December 31, 2006 were as follows:

	March 30, 2007	December 31, 2006
	( $ in millions)
Euro-denominated commercial paper (€527 million)	$704	$787
U.S. dollar-denominated commercial paper	15	80
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	668	660
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	597	594
6.1% notes due 2008	250	250
Other borrowings	91	63

Total	$2,325	$2,434

For a full description of the Company’s debt financing, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion (since the Credit Facility (described below) provides credit support for the commercial paper program, the $1.5 billion of availability under the Credit Facility has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program). Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from date of issuance. Borrowings under the program are available for general corporate purposes as well as for financing potential acquisitions. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. In late 2006 and early 2007, the Company utilized its commercial paper program to fund the acquisition of Vision. The Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. As of March 30, 2007, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.0% and an average maturity of 57 days and the amounts outstanding under the US Dollar-denominated commercial paper program had an average interest rate of 5.5% and an average maturity of 3 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Credit Facility expires on April 25, 2011, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Company expects to enter into an agreement with the lenders during the second quarter of 2007 to extend the term of the Credit Facility by one year. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. There were no borrowings under the Credit Facility during the three months ended March 30, 2007.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities.

Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and, as of March 30, 2007, the Company was in compliance with all of its debt covenants.

Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of March 30, 2007, the accreted value of the outstanding LYONs was $50 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

To benefit from the SEC Securities Offering Reform rules applicable to well-known seasoned issuers, the Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. No securities have been issued off this shelf registration statement.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. Approximately 5 million shares remain available for repurchase under the existing authorization. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan (or any successor plan) and for other corporate purposes.

The Company declared a regular quarterly dividend of $0.02 per share payable on April 27, 2007 to holders of record on March 30, 2007. Aggregate cash payments for dividends during the first quarter of 2007 were $6.2 million.

Cash and Cash Requirements

As of March 30, 2007, the Company held approximately $198 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The Company will continue to have cash requirements to support acquisitions, working capital needs and capital expenditures, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, supplemented as necessary with borrowings under existing commercial paper programs or credit facilities or by accessing the capital markets. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

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

Management believes there have been no significant changes during the quarter ended March 30, 2007 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in Danaher’s Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased no shares during the three months ended March 30, 2007, and approximately 5 million shares remain available for repurchase under the program. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Amended and Restated By-laws of Danaher Corporation*

10.1	Consulting Agreement by and between Danaher Corporation and Patrick W. Allender dated January 24, 2007**

10.2	Management Agreement dated February 15, 2007 by and between FJ900, Inc. and Joust Capital, LLC.***

10.3	Interchange Agreement dated February 15, 2007 by and between Danaher Corporation and Joust Capital, LLC.****

10.4	Description of compensation arrangements for certain executive officers *****

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on March 16, 2007.
**	Incorporated by reference from Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
***	Incorporated by reference from Exhibit 10.24 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.2, except as to the name of the counterparty (Joust Capital II, LLC).
****	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an interchange agreement that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.3, except as to the name of the counterparty (Joust Capital II, LLC).
*****Incorporated	by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 18, 2007	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 18, 2007	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer