Form 10-Q
period 2007-06-29
DANAHER CORP /DE/
filed 2007-07-19
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2007

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

The number of shares of common stock outstanding at July 13, 2007 was 308,176,915.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	June 29, 2007 (unaudited)	December 31, 2006 (Note 1)

ASSETS

Current Assets:
Cash and equivalents	$174,145	$317,810
Trade accounts receivable, net	1,732,186	1,674,970
Inventories:
Finished goods	428,917	427,758
Work in process	193,396	186,205
Raw material and supplies	426,545	391,397

Total inventories	1,048,858	1,005,360
Prepaid expenses and other current assets	323,823	396,762

Total current assets	3,279,012	3,394,902

Property, plant and equipment, net of accumulated depreciation of $1,346,663 and $ 1,280,022, respectively	887,709	874,368
Other assets	339,810	300,434
Goodwill	6,879,815	6,596,123
Other intangible assets, net	1,760,348	1,698,324

Total assets	$13,146,694	$12,864,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$25,373	$10,855
Trade accounts payable	987,804	952,337
Accrued expenses	1,015,615	1,496,364

Total current liabilities	2,028,792	2,459,556

Other liabilities	1,650,640	1,337,074
Long-term debt	2,133,204	2,422,861
Stockholders’ equity:
Common stock—$0.01 par value	3,427	3,412
Additional paid-in capital	1,006,848	1,027,454
Accumulated other comprehensive income	288,122	191,985
Retained earnings	6,035,661	5,421,809

Total stockholders’ equity	7,334,058	6,644,660

Total liabilities and stockholders’ equity	$13,146,694	$12,864,151

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$2,671,212	$2,349,764	$5,227,252	$4,493,425
Operating costs and expenses:
Cost of sales	1,456,178	1,317,653	2,859,816	2,544,625
Selling, general and administrative expenses	781,563	666,446	1,559,331	1,286,064
Other (income) expense	(14,335)	(15,617)	(14,335)	(15,617)

Total operating expenses	2,223,406	1,968,482	4,404,812	3,815,072

Operating profit	447,806	381,282	822,440	678,353
Interest expense	(24,087)	(17,481)	(51,540)	(27,275)
Interest income	952	3,995	2,540	5,831

Earnings before income taxes	424,671	367,796	773,440	656,909
Income taxes	113,517	53,274	207,482	126,668

Net earnings	$311,154	$314,522	$565,958	$530,241

Earnings per share:
Basic	$1.01	$1.02	$1.83	$1.73

Diluted	$0.96	$0.98	$1.74	$1.65

Average common stock and common equivalent shares outstanding:
Basic	309,471	307,859	309,570	307,348
Diluted	327,736	324,003	327,843	324,024

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2006	341,223	$3,412	$1,027,454	$5,421,809	$191,985
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 2)	—	—	—	63,318	—
Net income	—	—	—	565,958	—	$565,958
Dividends declared	—	—	—	(15,424)	—	—
Common stock issued for options and restricted stock grants	1,472	15	96,880	—	—	—
Treasury stock purchases (1,642,607 shares)	—	—	(117,486)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	96,137	96,137

Balance, June 29, 2007	342,695	$3,427	$1,006,848	$6,035,661	$288,122	$662,095

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net earnings	$565,958	$530,241

Non-cash items:
Depreciation and amortization	127,385	98,271
Stock compensation expense	35,049	29,565
Change in trade accounts receivable, net	(26,029)	4,855
Change in inventories	(17,494)	(40,212)
Change in accounts payable	17,018	(19,720)
Change in prepaid expenses and other assets	90,890	79,734
Change in accrued expenses and other liabilities	(101,113)	(31,101)

Total operating cash flows	691,664	651,633

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(70,381)	(59,320)
Proceeds from disposals of property, plant and equipment	11,738	3,144
Cash paid for acquisitions	(349,758)	(2,126,923)
Cash paid for investment in acquisition target and other marketable securities	(23,219)	(84,102)
Proceeds from sale of investment and divestitures	—	98,485

Net cash used in investing activities	(431,620)	(2,168,716)

Cash flows from financing activities:
Proceeds from issuance of common stock	61,846	60,407
Payment of dividends	(15,424)	(12,270)
Purchase of treasury stock	(117,486)	—
Net proceeds (repayment) of borrowings (maturities of 90 days or less)	(323,580)	1,771,597
Debt repayments (maturities longer than 90 days)	(8,154)	(337,881)

Net cash used in financing activities	(402,798)	1,481,853

Effect of exchange rate changes on cash and equivalents	(911)	4,412

Net change in cash and equivalents	(143,665)	(30,818)

Beginning balance of cash and equivalents	317,810	315,551

Ending balance of cash and equivalents	$174,145	$284,733

Supplemental disclosures:
Cash interest payments	$29,070	$15,626
Cash income tax payments	$212,400	$71,640

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 29, 2007 and December 31, 2006, and its results of operations for the three and six months ended June 29, 2007 and June 30, 2006, and its cash flows for the six months ended June 29, 2007 and June 30, 2006.

Total comprehensive income was as follows:

	June 29, 2007	June 30, 2006
	(in millions)
Three Months Ended	$371.3	$443.5
Six Months Ended	662.1	701.5

Total comprehensive income for 2007 and 2006 includes the change in cumulative foreign translation adjustment.

NOTE 2. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $63 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $254 million. Included in the balance at January 1, 2007, are $16 million of tax positions, the disallowance of which would not affect the annual effective income tax rate.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 1997.

The Internal Revenue Service (IRS) commenced examinations of certain of the Company’s U.S. Federal income tax returns for 2004 and 2005 in the fourth quarter of 2006. The IRS is also auditing certain subsidiary returns for pre-acquisition fiscal years 2003, 2004 and 2005. It is anticipated that the examination related to pre-acquisition returns will be completed within the next twelve months. To date, the IRS has proposed, and management has agreed to, certain adjustments related to the pre-acquisition returns that will not have a material impact on the Company’s financial position or results of operations. The German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005 in the fourth quarter of 2006 and first six months of 2007. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. During 2006, the Swedish tax authorities commenced an audit of certain Swedish income tax returns for the years 2002 through 2005. To date, the Swedish taxing authorities have raised technical questions with regard to certain of the Company’s tax positions. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. To date, no material adjustments have been proposed as a result of these audits.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized $58 million for the payment of interest and penalties at January 1, 2007 which is included as a component of the $254 million unrecognized tax benefit noted above. During the six months ended June 29, 2007, the Company recognized $12 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 29, 2008.

NOTE 3. ACQUISITIONS AND DIVESTITURES

During the six months ended June 29, 2007, the Company completed seven business acquisitions and completed the acquisition of the remaining shares of Vision Systems Limited (Vision) not owned by the Company as of December 31, 2006. In addition, the Company acquired eleven businesses during the year ended December 31, 2006. These acquisitions were selected because of their strategic fit with an existing Company business or because they were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company is continuing to evaluate certain pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) involving ongoing litigation from its acquisition of Vision, and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required.

The following briefly describes the Company’s acquisition activity for the six months ended June 29, 2007. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2006, reference is made to Note 2 to the Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.

In the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of $525 million, including transaction costs and net of $113 million of cash acquired, and assumed debt of $1.5 million. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its last completed fiscal year. The Vision acquisition resulted in the recognition of a preliminary estimate of goodwill of $402 million, of which $45 million was recorded in 2007. Goodwill associated with this acquisition primarily relates to Vision’s future revenue growth and earnings potential.

In addition, in the first six months of 2007 the Company acquired seven other companies or product lines for total consideration of $254 million in cash, net of cash acquired, including transaction costs. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental technologies and environmental. These companies were all acquired to complement existing units of either the Medical Technologies or Professional Instrumentation segments. The Company recorded an aggregate of $186 million of goodwill related to its acquisition of these seven other businesses and the Vision shares noted above. The aggregate annual sales of these seven acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $108 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated, including the acquisition of the Vision shares noted above, during the six months ended June 29, 2007 ($ in 000’s):

Accounts receivable	$14,443
Inventory	15,347
Property, plant and equipment	5,998
Goodwill	262,190
Other intangible assets, primarily trade names, customer relationships and patents	65,086
Accounts payable	(9,194)
Other assets and liabilities, net	(631)
Assumed debt	(3,481)

Net cash consideration	$349,758

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the twelve months preceding June 29, 2007 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company will also adjust the purchase price allocations of other acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

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

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$2,676,266	$2,510,744	$5,242,100	$4,912,781
Net earnings	$310,879	$314,059	$565,145	$506,654
Diluted earnings per share	$0.96	$0.98	$1.74	$1.58

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K.—based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company allowed its offer for First Technology to lapse. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to a $3 million break-up fee paid by First Technology to the Company. The Company recorded a pre-tax gain of $14 million ($8.9 million after-tax, or $0.03 per diluted share) upon the sale of these securities including the related break-up fee, net of related transaction costs during the three months ended June 30, 2006 which is included in “other (income) expense” in the accompanying Statement of Earnings.

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

Accrued liabilities associated with these exit activities include the following ($ in 000’s, except headcount):

	KaVo	Leica	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2006	49	151	265	465
Headcount related to 2007 acquisitions	—	—	61	61
Adjustments to previously provided headcount estimates	(4)	—	(98)	(102)
Headcount reductions in 2007	—	(15)	(11)	(26)

Balance, June 29, 2007	45	136	217	398

Involuntary Employee Termination Benefits:

Balance, December 31, 2006	$3,255	$7,527	$13,633	$24,415
Accrual related to 2007 acquisitions	—	—	1,181	1,181
Costs incurred in 2007	—	(1,331)	(7,970)	(9,301)
Adjustments to previously provided reserves	(396)	—	777	381

Balance, June 29, 2007	$2,859	$6,196	$7,621	$16,676

	KaVo	Leica	All Others	Total
Facility Closure and Restructuring Costs:
Balance, December 31, 2006	$5,755	$8,631	$7,562	$21,948
Accrual related to 2007 acquisitions	—	—	393	393
Costs incurred in 2007	(1,746)	(1,146)	(442)	(3,334)
Adjustments to previously provided reserves	—	—	(273)	(273)

Balance, June 29, 2007	$4,009	$7,485	$7,240	$18,734

Recent Acquisition Developments

On July 2, 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $435 million including transaction costs. There was no cash acquired in the transaction. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year. ChemTreat will become part of our environmental business and be reported as part of the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses. The Company financed the acquisition of ChemTreat primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

Recent Divestiture Developments

The Company periodically disposes of existing operations that are not deemed to fit strategically with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the six months ended June 29, 2007.

In July 2007, the Company announced that it had agreed to sell its power quality business for a cash sales price of $280 million net of estimated transaction costs. This business, which is part of the Industrial Technologies segment and designs and manufactures power quality and reliability products and services, had aggregate annual revenues of $130 million in 2006. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in the third quarter of 2007. The Company expects to report an after-tax gain on the sale of the business of approximately $150 million or approximately $0.46 per diluted share. The Company committed to sell the business subsequent to the end of the second quarter and is evaluating the accounting for this disposition for its third quarter 2007 reporting.

NOTE 4. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to officers and other employees under the Company’s Amended and Restated 1998 Stock Option Plan. On May 15, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan, and no further equity awards will be issued under the 1998 Stock Option Plan. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units (RSUs), restricted stock or any other stock-based award.

Stock options granted under the 2007 Stock Incentive Plan and under the 1998 Stock Option Plan generally vest over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). Option exercise prices equal the closing price on the NYSE of the common stock on the date of grant. RSUs granted under the 2007 Stock Incentive Plan and under the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting such that 50% of the RSUs granted vest (subject to satisfaction of the performance criteria) on each of the fourth and fifth anniversaries of the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued as of the date the RSUs vest.

The options and RSUs generally vest only if the employee is employed by the Company on the vesting date, and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of vested options and the vesting of RSUs, the Company generally issues newly-issued shares but may from time to time issue treasury stock. At June 29, 2007, 12 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and RSUs, based on the fair market value of the award as of the grant date. The Company adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized as an expense on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates for the six months ended June 29, 2007 based on its historical experience. Stock based compensation for the three and six months ended June 29, 2007 of $17.6 million and $35 million, respectively, has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended June 29, 2007:

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

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Restricted Stock Units:
Pre-tax compensation expense	$4,071	$3,573	$7,860	$5,953
Tax benefit	(1,425)	(1,251)	(2,751)	(2,084)

Restricted stock expense, net of tax	$2,646	$2,322	$5,109	$3,869

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Stock Options:
Pre-tax compensation expense	$13,553	$12,291	$27,189	$23,612
Tax benefit	(3,853)	(3,637)	(7,768)	(6,936)

Stock option expense, net of tax	$9,700	$8,654	$19,421	$16,676

Total Share-Based Compensation:
Pre-tax compensation expense	$17,624	$15,864	$35,049	$29,565
Tax benefit	(5,278)	(4,888)	(10,519)	(9,020)

Total share-based compensation expense, net of tax	$12,346	$10,976	$24,530	$20,545

As of June 29, 2007, $58 million and $161 million of total unrecognized compensation cost related to RSUs and stock options, respectively, is expected to be recognized over a weighted average period of approximately 3 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s 1998 Stock Option Plan as of June 29, 2007 and changes during the six months ended June 29, 2007 were as follows (as of June 29, 2007, no options have been granted under the 2007 stock incentive plan):

(in thousands except years and per share values)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	23,959	$39.65
Granted	822	73.10
Exercised	(1,472)	24.09
Forfeited	(402)	48.20

Outstanding at June 29, 2007	22,907	41.70	6	$774,161

Vested and Expected to Vest at June 29, 2007	21,739	41.32	6	$742,959

Exercisable at June 29, 2007	10,301	29.87	4	$470,011

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the six months ended June 29, 2007 and June 30, 2006 was

$72.8 million and $72.6 million, respectively. Exercise of options during the six months ended June 29, 2007 and June 30, 2006 resulted in cash receipts of $34.5 million and $32.4 million, respectively. The Company recognized a tax benefit of $23.9 million during the six months ended June 29, 2007 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs outstanding as of June 29, 2007:

Unvested Restricted Stock Units	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2007	1,597	$54.14
Forfeited	(7)	62.00
Vested	—	—
Granted	153	73.78

Unvested at June 29, 2007	1,743	$55.86

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended June 29, 2007 ($ in millions):

Balance, December 31, 2006	$6,596
Attributable to 2007 acquisitions	262
Adjustments to purchase price allocations	(37)
Effect of foreign currency translations	59

Balance, June 29, 2007	$6,880

The company recorded a net decrease of $37 million related to the finalization of purchase price allocations associated with prior year acquisitions, primarily Vision Systems and other smaller acquisitions. There were no dispositions of businesses with related goodwill during the six months ended June 29, 2007. The carrying value of goodwill at June 29, 2007 for the Tools & Components, Medical Technologies, Professional Instrumentation and Industrial Technologies segments is $194 million, $3,099 million, $1,566 million and $2,021 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2006 and no impairment requiring adjustment was identified.

NOTE 6. FINANCING TRANSACTIONS

The components of the Company’s debt as of June 29, 2007 and December 31, 2006 were as follows:

	June 29, 2007	December 31, 2006
	( $ in millions)
Euro-denominated commercial paper (€372 million at June 29, 2007)	$504	$787
U.S. dollar-denominated commercial paper	42	80
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	677	660
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	600	594
6.1% notes due 2008	250	250
Other borrowings	85	63

Total	2,158	2,434
Less – currently payable	25	11

Long-term debt	$2,133	$2,423

For a full description of the Company’s debt financing, please refer to Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion (since the Credit Facility (described below) provides credit support for the commercial paper program, the $1.5 billion of availability under the Credit Facility has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program). Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from date of issuance. Borrowings under the program are available for general corporate purposes as well as for financing potential acquisitions. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. In late 2006 and early 2007, the Company utilized its commercial paper program to fund the acquisition of Vision. The Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. As of June 29, 2007, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.2% and an average maturity of 59 days and the amounts outstanding under the U.S. Dollar-denominated commercial paper program had an average interest rate of 5.4% and an average maturity of 3 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Company entered into an agreement with the lenders during the second quarter of 2007 to extend the term of the Credit Facility by one year, so that it now expires on April 25, 2012, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. There were no borrowings under the Credit Facility during the six months ended June 29, 2007.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of June 29, 2007, the Company was in compliance with all of its debt covenants.

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

The following is a rollforward of the Company’s warranty accrual for the six months ended June 29, 2007 ($ in 000’s):

Balance, December 31, 2006	$98,993
Accruals for warranties issued during the period	41,404
Changes in estimates related to pre-existing warranties	—
Settlements made	(46,289)
Additions due to acquisitions	6,750

Balance, June 29, 2007	$100,858

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and in the first quarter of 2007 an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and recorded a pre-tax gain of $12 million ($7.8 million after-tax, or $0.02 per diluted share) in the second quarter of 2007 which is included in “Other (income) expense” in the accompanying Statement of Earnings for the three months ended June 29, 2007.

NOTE 8. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three and six months ended June 29, 2007 and June 30, 2006, respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$0.5	$0.4	$3.4	$2.5
Interest cost	9.7	8.3	5.8	4.6
Expected return on plan assets	(10.9)	(9.7)	(4.5)	(3.1)
Amortization of prior service credits	—	—	(0.1)	—
Amortization of loss	3.3	3.6	0.4	0.4
Special termination benefits	—	—	0.1	—

Net periodic cost	$2.6	$2.6	$5.1	$4.4

	Six Months Ended
	US		Non-US
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$1.0	$0.8	$6.7	$4.9
Interest cost	19.4	16.7	11.5	9.1
Expected return on plan assets	(21.8)	(19.4)	(8.9)	(6.1)
Amortization of prior service credits	—	—	(0.1)	—
Amortization of loss	6.6	7.2	0.7	0.7
Special termination benefits	—	—	0.1	—

Net periodic cost	$5.2	$5.3	$10.0	$8.6

Other Post-Retirement Benefits

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	1.6	1.4	3.2	2.8
Amortization of prior service credits	(1.8)	(1.6)	(3.6)	(3.2)
Amortization of loss	0.8	1.2	1.6	2.4

Net periodic cost	$0.9	$1.2	$1.8	$2.4

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2006 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2007. As of June 29, 2007, no contributions have been made to the U.S. plan in 2007 and there are no anticipated statutory funding requirements for the remainder of 2007. The Company’s contributions to non-US plans are estimated to be $22 million for the full year 2007.

NOTE 9. EARNINGS PER SHARE AND STOCK TRANSACTIONS

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

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 29, 2007:
Basic EPS	$311,154	309,471	$1.01
Adjustment for interest on convertible debentures	2,479	—
Incremental shares from assumed exercise of dilutive options	—	6,227
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$313,633	327,736	$0.96

For the Three Months Ended June 30, 2006:
Basic EPS	$314,522	307,859	$1.02
Adjustment for interest on convertible debentures	2,239	—
Incremental shares from assumed exercise of dilutive options	—	4,106
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$316,761	324,003	$0.98

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 29, 2007:
Basic EPS	$565,958	309,570	$1.83
Adjustment for interest on convertible debentures	4,927	—
Incremental shares from assumed exercise of dilutive options	—	6,235
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$570,885	327,843	$1.74

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2006:
Basic EPS	$530,241	307,348	$1.73
Adjustment for interest on convertible debentures	4,472	—
Incremental shares from assumed exercise of dilutive options	—	4,638
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$534,713	324,024	$1.65

On May 15, 2007, the Company’s shareholders voted to approve an amendment to Danaher’s Certificate of Incorporation to increase the number of authorized shares of common stock of Danaher to a total of one billion shares, $.01 par value. Danaher’s Certificate of Incorporation was amended to reflect this change on May 16, 2007.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. During the second quarter of 2007, the Company repurchased 1,642,600 shares of Company common stock in open market transactions at an aggregate cost of $117 million. The repurchases were funded from borrowings under the Company’s commercial paper program and from available cash. At June 29, 2007, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances, existing lines of credit or commercial paper borrowings.

NOTE 10. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2006 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2007 acquisitions (see Note 3). Segment results for the three and six months ended June 29, 2007 and June 30, 2006 are shown below ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales:
Professional Instrumentation	$819,083	$715,634	$1,560,398	$1,380,297
Medical Technologies	706,913	511,865	1,390,492	902,522
Industrial Technologies	831,183	799,785	1,641,427	1,561,178
Tool and Components	314,033	322,480	634,935	649,428

	$2,671,212	$2,349,764	$5,227,252	$4,493,425

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Operating Profit:
Professional Instrumentation	$189,970	$170,442	$334,153	$297,458
Medical Technologies	78,432	43,608	163,962	75,974
Industrial Technologies	153,144	121,553	278,716	233,047
Tool and Components	43,510	47,483	79,032	88,283
Other	(17,250)	(1,804)	(33,423)	(16,409)

	$447,806	$381,282	$822,440	$678,353

The Company has included a gain on the sale of the First Technologies plc stock (refer to Note 3 for additional information) as a component of “other” in the above operating profit summary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in the Company’s communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, liquidity position, pension and benefit obligations and funding requirements, synergies, cost-control activities, cost savings or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program, potential acquisitions and executive compensation; developments, performance or industry or market rankings relating to products or services; trends, seasonality, growth or decline in the markets we sell into, future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” the “Company,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

To accomplish these goals, the Company uses a set of tools and processes, known as the Danaher Business System (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. Within the DBS framework, the Company also pursues a number of ongoing strategic initiatives intended to improve its operational performance, including global sourcing and innovative product development. The Company also acquires businesses that it believes can help it achieve the objectives described above, and believes that many acquisition opportunities remain available within its target markets. The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect the Company’s overall growth and operating results. The Company also continually assesses the strategic fit of its existing businesses and may divest businesses that are not deemed to strategically fit with its ongoing operations or are not achieving the desired return on investment.

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

While differences exist among the Company’s businesses, the Company generally continued to see market growth during the three and six months ended June 29, 2007. The Company’s year-over-year growth rates for the first six months of 2007 reflect continued strength in global economic conditions, particularly in Europe and Asia, with more modest results in North America, and the continued shift of the Company’s operations into higher growth sectors of the economy. Growth rates slowed somewhat from the rate experienced in 2006 partially due to difficult comparisons with sales levels in the first six months of 2006 within the Company’s product identification businesses and the impact of regulatory changes in the Company’s engine retarder business discussed below.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $435 million including transaction costs. No cash was acquired in the transaction. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year. ChemTreat will become part of our environmental business and be reported as part of the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses. The Company financed the acquisition of ChemTreat primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, recent increases in raw material costs and the possibility of slowing growth rates or contraction in some parts of the global economy. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Sybron Dental Specialties, Inc. (Sybron Dental) and Vision Systems Limited (Vision) during 2006 and ChemTreat in July 2007, Company management and other personnel are devoting significant attention to the successful integration of these business into Danaher.

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

The impact of currency rates increased reported sales by 2.5% and 3%, during the three and six months ended June 29, 2007, respectively, compared to the comparable periods of 2006. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results during the remainder of 2007 compared to 2006. Applying the exchange rates in effect at June 29, 2007 to the translation of the Company’s results of operations for the second half of 2006 would result in approximately 2% higher overall Company sales for the second half of 2006 than what was actually reported using the rates in effect during 2006. Any further weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended June 29, 2007 increased 13.5% over the comparable period of 2006. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed 4.5% growth. Acquisitions accounted for 6.5% growth. The impact of currency translation on sales increased reported sales by 2.5% as the U.S. dollar was weaker against other major currencies in the three months ended June 29, 2007 compared to the comparable period of 2006.

For the six months ended June 29, 2007, consolidated sales increased 16.5% over the comparable period in 2006. Sales from existing businesses contributed 4% growth. Acquisitions accounted for 9.5% growth and currency translation contributed 3% growth.

The growth in sales from acquisitions in the three and six months ended June 29, 2007 primarily related to acquisitions in the Company’s medical technologies segment. During 2006, the Company acquired three medical technologies businesses along with eight other smaller businesses in the professional instrumentation and industrial technologies segments. The acquisition of Sybron Dental in May 2006, and to a lesser extent the acquisition of Vision at the end of 2006, both of which are part of the medical technologies segment, have contributed the majority of this year-over-year acquisition-related revenue growth.

Operating profit margins for the Company were 16.8% in the three months ended June 29, 2007 compared to 16.2% in the comparable period of 2006. Operating profit margin improvements in the Company’s existing businesses contributed 90 basis points of margin improvement primarily as a result of operating profit margin improvements in the Medical Technologies and Industrial Technologies segments. The dilutive impact of acquisitions, reduced operating profit margins by 35 basis points for the three months ended June 29, 2007. The Company also recorded a pre-tax gain of $12 million upon collection of indemnification proceeds related to a lawsuit which contributed 45 basis points of operating margin improvement during the three months ended June 29, 2007. On a year-over-year basis however, this indemnification gain was effectively matched by a gain on the sale of an investment in the second quarter of 2006 which contributed 60 basis points to operating profit margins in second quarter of 2006 but did not recur in the second quarter of 2007. In addition, the comparison of operating profit margins for the three months ended June 29, 2007 compared with the comparable period of 2006 was negatively impacted by the 2006 recovery of certain previously written-off receivables which increased operating profit margins by 20 basis points in the three month period ended June 30, 2006. Further, the comparison of operating profit margins for the three months ended June 29, 2007 with the comparable period of 2006 benefited from the 2006 period including charges related to additional inventory costs resulting from the acquisition on Sybron Dental which adversely impacted 2006 operating profit margins by 40 basis points.

Operating profit margins for the Company were 15.7% for six months ended June 29, 2007 compared to 15.1% in the comparable period of 2006. Operating profit margin improvements in the Company’s existing businesses contributed 75 basis points of this margin improvement. The dilutive impact of acquisitions, reduced operating profit margins by 10 basis points for the six months ended June 29, 2007 compared to the same period of 2006. The above mentioned gain upon collection of indemnification proceeds related to a lawsuit contributed 25 basis points of operating margin improvement during the six months ended June 29, 2007. On a year-over-year basis however, this indemnification gain was effectively matched by a gain on the sale of an investment in the second quarter of 2006 which contributed 30 basis points to operating profit margins in first six months of 2006 but did not recur in 2007. In addition, the comparison of operating profit margins for the six months ended June 29, 2007 compared with the comparable period of 2006 was negatively impacted by the 2006 recovery of certain previously written-off receivables which increased operating profit margins by 10 basis points in the six month period ended June 30, 2006. Further, the comparison of operating profit margins for the six months ended June 29, 2007 with the comparable period of 2006 benefited from the 2006 period including charges related to additional inventory costs resulting from the acquisition on Sybron Dental which adversely impacted 2006 operating profit margins by 15 basis points.

Operating profit margins from existing businesses for the three and six month periods ended June 29, 2007 benefited from on-going cost reduction initiatives through application of DBS, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of DBS in each of our segments, and the Company’s low-cost region sourcing and production initiatives, are expected to further improve operating margins at both existing and newly acquired businesses in future periods.

The following table summarizes sales by business segment for each of the periods indicated:

	Three Months Ended		Six Months Ended
($ in 000’s)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Professional Instrumentation	$819,083	$715,634	$1,560,398	$1,380,297
Medical Technologies	706,913	511,865	1,390,492	902,522
Industrial Technologies	831,183	799,785	1,641,427	1,561,178
Tools and Components	314,033	322,480	634,935	649,428

Total	$2,671,212	$2,349,764	$5,227,252	$4,493,425

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment encompasses two strategic businesses: Environmental and Electronic Test. These businesses produce and sell compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$819,083	$715,634	$1,560,398	$1,380,297
Operating profit	189,970	170,442	334,153	297,458
Operating profit as a % of sales	23.2%	23.8%	21.4%	21.6%

Components of Sales Growth	Three Months Ended June 29, 2007 vs. Comparable 2006 Period	Six Months Ended June 29, 2007 vs. Comparable 2006 Period
Existing Businesses	8.5%	7.0%
Acquisitions	3.0%	3.0%
Impact of currency translation	3.0%	3.0%

Total	14.5%	13.0%

Segment Overview

Sales from existing businesses increased in both of the segment’s strategic lines of business. Prices accounted for 1.5% sales growth on a year-over-year basis for both the three and six month periods ended June 29, 2007 and the impact of that increase is reflected in sales from existing businesses. Lower operating margins of acquired businesses reduced segment operating margins by 15 basis points in both the three and six months periods ended June 29, 2007, compared to the comparable periods of 2006. In addition, comparisons of the segment’s operating profit margins for the three and six months ended June 29, 2007 with the comparable periods in 2006 are impacted by:

•

a gain on the sale of real estate in the second quarter of 2006 which increased operating profit margins by 25 basis points and 15 basis points in the three and six month periods of 2006, respectively; and

•	recovery of certain previously written-off receivables which increased operating profit margins by 60 basis points and 30 basis points in the three and six month periods of 2006, respectively.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing 61% of segment sales for the three months ended June 29, 2007, increased 11.5% in the second quarter of 2007 compared to the comparable period of 2006. Sales from existing businesses accounted for 8.5% growth and currency translation accounted for 3% growth. The impact of acquisitions on growth was negligible in the quarter.

For the six months ended in June 29, 2007, sales from the Company’s environmental business increased 10% compared to the same period of 2006. Sales from existing businesses provided 6.5% growth. Currency translation accounted for 3.5% growth. The impact of acquisitions on growth was negligible for the six month period.

The Company’s water quality businesses reported low-double digit revenue growth for the period primarily as a result of strength in Hach/Lange’s laboratory and process instrumentation products, reflecting in part the results of investment in sales force and other growth initiatives within the business. Sales in both Asia and Europe grew at double digit rates reflecting continued penetration of these markets, while North America grew at a high-single digit rate. The Company’s Hach Ultra Analytics business reported flat sales levels for the three months ended June 29, 2007 and slightly lower sales for the six months ended June 29, 2007 compared with the same periods of 2006. The Company’s Trojan Technologies business reported double digit growth for the three and six month periods ended June 29, 2007 compared to 2006 primarily as a result of strong sales of UV disinfection equipment in the North American wastewater markets.

The Gilbarco Veeder-Root retail petroleum equipment business reported mid-single digit growth for the three and six month periods of 2007 compared to the same 2006 periods. The growth was driven by strong sales of dispenser and point-of-sale equipment, primarily in North America, as well as strong performance in the business’ newly launched vapor recovery system product offering. The business continues to benefit from sales of the business’ newly introduced dispensing equipment in both North America and Europe. Sales of automatic tank gauge products in Europe were up double-digit and also contributed to the sales growth for the three month period.

Electronic Test. Electronic test sales, representing 39% of segment sales in the three months ended June 29, 2007, increased 20% during the three months ended June 29, 2007 over the comparable 2006 period. Sales from existing businesses accounted for 10% growth compared with 2006. Acquisitions accounted for 7.5% growth. Currency translation accounted for a 2.5% growth.

Electronic test sales for the six months ended June 29, 2007 grew 19% compared to the same period in 2006. Sales from existing businesses accounted for 9% growth. Acquisitions accounted for 7% growth. Currency translation accounted for 3% growth.

Sales growth from existing businesses built on the growth experienced throughout 2006. Strong sales in the European and Asian electrical and industrial channels were the primary contributors to the growth in the three and six months ended June 29, 2007, with lower overall year-over-year growth in North America for the six month period. The overall growth was driven by new product offerings in the thermography, power quality test and precision measurement equipment markets. The Company’s network test business reported mid-teens growth in the three month period ended June 29, 2007 and high-single digit growth for the six month period ended June 29, 2007, compared to the same period of 2006. Cable test equipment sales in Europe and North America and a large order of telecom carrier related products in the United States in the second quarter of 2007 were the primary drivers of this growth.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses which offer dentists, other doctors and hospital and research professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$706,913	$511,865	$1,390,492	$902,522
Operating profit	78,432	43,608	163,962	75,974
Operating profit as a % of sales	11.1%	8.5%	11.8%	8.4%

Components of Sales Growth	Three Months Ended June 29, 2007 vs. Comparable 2006 Period	Six Months Ended June 29, 2007 vs. Comparable 2006 Period
Existing Businesses	7.0%	7.5%
Acquisitions	27.5%	42.5%
Impact of currency translation	3.5%	4.0%

Total	38.0%	54.0%

Segment Overview

Prices accounted for approximately 1% of sales growth on a year-over-year basis in both the three and six month periods ended June 29, 2007 and the impact of that increase is reflected in sales from existing businesses. Operating profit margin improvements in the segment’s existing operations contributed 95 and 85 basis points to the overall improvement for the three and six month periods ended June 29, 2007, respectively, driven by strong margin improvements within the life sciences instrumentation business. In addition, operating profit margin comparisons were affected by:

•

Lower operating margins of recently acquired businesses, primarily Vision, which reduced margins for the three months ended June 29, 2007 by 25 basis points. For the six months ended June 29, 2007 compared to the same period of 2006, operating margins of recent acquisitions improved segment operating profit margins by 95 basis points as the higher overall operating profit margins associated with the Sybron Dental business offset the dilutive impact of Vision’s margins during the period.

•

In addition, the comparison of operating profit margins for the three and six month periods ended June 29, 2007 compared with the comparable periods of 2006 benefited from the second quarter 2006 period including charges related to additional inventory costs resulting from the acquisition on Sybron Dental. These charges adversely impacted 2006 operating profit margins by 190 basis points and 110 basis points for the three and six month periods of 2006.

Overview of Businesses within Medical Technologies Segment

The segment’s dental businesses experienced low-single digit growth in the three and six month periods ended June 29, 2007 compared to the same periods of 2006. The segment’s dental technology businesses experienced growth in the North American and Latin American markets, primarily in imaging products and treatment units. Instrument sales declined in Europe, reflecting weak overall market activity, and in Asia, partially as a result of comparisons with prior year periods which included large shipments in the Asian market. Sybron Dental experienced mid-single digit sales growth in the three and six month periods ended June 29, 2007 driven largely by growth in orthodontic products. Sybron Dental sales prior to the anniversary of this acquisition in May 2007, are reported as a component of acquisition growth. The Company completed two acquisitions in the first quarter of 2007 to further enhance the business’ imaging product offerings.

Radiometer’s critical care diagnostics business experienced high-single digit growth in the three months ended June 29, 2007 and mid-single digit growth for the six months ended June 29, 2007 when compared to the same periods of 2006. Radiometer’s sales growth was driven by accelerating sales of diagnostic instruments with particular strength in North America and Europe. The increase in product placements is expected to result in increased consumables sales in future periods. New product introductions resulting from the business’ continued research and development efforts are contributing to this growth.

Leica Microsystems’ life science instrumentation business experienced a mid-teens growth rate in the three and six month periods ended June 29, 2007 compared to the same periods of 2006. Increased demand in Europe and the U.S. for confocal microscopes and specimen preparation equipment in the first half of 2007 drove this growth. The results of the Company’s Vision business have been consolidated with the segment’s results since November 30, 2006 and are included as a component of acquisition growth. Vision’s business grew at double-digit rates in the three and six month periods ended June 29, 2007 compared to the same periods of 2006 when it was a stand-alone company due mainly to sales of instruments and related consumables.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by original equipment manufacturers (OEMs) into various end-products and systems, as well by customers and systems integrators into production and packaging lines. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, Motion and Product Identification, and three focused niche businesses, Power Quality, Aerospace and Defense, and Sensors & Controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; power switches and controls; power protection products; liquid flow and quality measuring devices; safety devices; and electronic and mechanical counting and controlling devices. The Company has signed an agreement to sell its power quality business and expects the sale to close during the third quarter of 2007.

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$831,183	$799,785	$1,641,427	$1,561,178
Operating profit	153,144	121,553	278,716	233,047
Operating profit as a % of sales	18.4%	15.2%	17.0%	14.9%

Components of Sales Growth	Three Months Ended June 29, 2007 vs. Comparable 2006 Period	Six Months Ended June 29, 2007 vs. Comparable 2006 Period
Existing Businesses	1.5%	1.5%
Acquisitions	0.5%	1.0%
Impact of currency translation	2.0%	3.0%

Total	4.0%	5.5%

Segment Overview

Price accounted for approximately 1.5% of sales growth on a year-over-year basis in both the three and six month periods ended June 29, 2007 and the impact of that increase is reflected in sales from existing businesses.

Operating profit margin improvements in the segment’s existing operations contributed 135 and 110 basis points to the overall improvement for the three and six month periods ended June 29, 2007, respectively. This margin improvement was driven in part by continued margin expansion in both the product identification and motion businesses as well as the impact of reduced sales of lower margin United States Postal Service (USPS) sales in 2007. In addition, the segment recorded a pre-tax gain of $12 million upon collection of indemnification proceeds related to a lawsuit which improved operating profit margins by 155 basis points and 80 basis points for the three and six month periods ended June 29, 2007, respectively. Recently acquired businesses had a minor positive impact on overall operating profit margins for the three and six month periods ended June 29, 2007.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing 32% of segment sales in the quarter, were flat in the three months ended June 29, 2007 over the comparable 2006 period. Sales from existing businesses accounted for a 2.5% decrease in sales and currency translation accounted for 2.5% growth in sales for the three months ended June 29, 2007 compared with the same period of 2006.

For the six months ended June 29, 2007, sales from the Company’s motion businesses increased 2.5% compared to the same period of 2006. Sales from existing businesses accounted for a 0.5% decrease in sales and currency translation accounted for 3% growth in sales for the six months ended June 29, 2007 compared with the same period of 2006. There were no acquisitions in the business in 2006 or the first half of 2007.

Growth rates from existing businesses declined from the growth rates experienced in the first six months of 2006. Sales declined compared to first six months of 2006 levels in the business’ controls and linear product offerings due to weakness in certain technology end markets. The Company experienced growth in custom motors, particularly in Asia and North America. Sales to the elevator and electric vehicle markets and sales of motors into the aerospace and defense markets also increased on a year-over-year basis.

Product Identification. The product identification businesses accounted for 26% of segment sales in the quarter. For the three months ended June 29, 2007, product identification sales declined 0.5% compared to the comparable period of 2006. Sales from existing businesses contributed a 3.5% decline and currency translation impacts accounted for 3% growth. The impact of acquisitions on sales growth was negligible.

For the six months ended June 29, 2007, product identification sales were flat compared to the comparable period of 2006. Sales from existing businesses contributed a 4.5% decline, acquisitions accounted for 1.5% growth and currency translation impacts accounted for 3% growth.

As previously reported, management anticipated the decline in sales from existing operations as the businesses completed several large systems installation projects with the USPS in the first half of 2006 which did not repeat in the first half of 2007. Sales for the business’ non-USPS marking products grew at a high-single digit rate reflecting strong equipment and after-market sales growth across all major regions, with particular strength in Europe and China, due in part to increased investments in the business’ sales force.

Focused Niche Businesses. The segment’s niche businesses in the aggregate reported 11% sales growth in both the three and six month periods ended June 29, 2007. This growth was primarily driven by strong sales growth from existing businesses in the Company’s aerospace and defense businesses. The Company’s sensors and controls business reported a small year-over-year decline in sales for the three and six month periods ended June 29, 2007, reflecting continued softness in the semi-conductor and electronic assembly markets. The Company has entered into an agreement to sell its power quality business and expects the sale to close during the third quarter of 2007. This business contributed $130 million in revenue to the Company in the most recent completed fiscal year.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$314,033	$322,480	$634,935	$649,428
Operating profit	43,510	47,483	79,032	88,283
Operating profit as a % of sales	13.9%	14.7%	12.5%	13.6%

Components of Sales Growth	Three Months Ended June 29, 2007 vs. Comparable 2006 Period	Six Months Ended June 29, 2007 vs. Comparable 2006 Period
Existing Businesses	(2.0)%	(1.5)%
Acquisitions	(1.0)%	(1.0)%
Impact of currency translation	0.5%	0.5%

Total	(2.5)%	(2.0)%

Prices accounted for 2% of sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses. As previously reported, sales from existing businesses for the quarter reflects the impact of certain regulatory requirements that became effective in 2007 which accelerated demand for the Company’s engine retarder products in 2006 and adversely impacted demand in the first six months of 2007.

Operating profit margins for the segment were 13.9% and 12.5% in the three and six month periods ended June 29, 2007 compared to 14.7% and 13.6% in the respective comparable periods of 2006. Costs associated with workforce reductions and adjustments to production levels to match demand in the engine retarder business decreased operating profit margins by 70 and 130 basis points for the three and six month periods ended June 29, 2007 compared with the same periods of 2006. In addition, operating profit margins were adversely affected by increased production and material costs within the businesses’ U.S. manufacturing operations and new product development efforts during the periods. The Company expects lower production levels at the engine retarder business to continue to adversely impact revenues and operating margins for the balance of 2007.

Overview of Businesses within the Tools & Components Segment

Mechanics hand tools sales, representing 69% of segment sales in the quarter, declined 0.5% and grew 1% for the three and six months ended June 29, 2007, respectively, compared with the analogous 2006 periods. The segment’s Matco business grew at low-single digit rates for the three months ended June 29, 2007 as the business benefited from new product introductions in the second quarter of 2007. The retail hand tool business reported strength in China sales and in its export business to Europe and also experienced year-over-year growth in certain of its retail channels. However, this performance was more than offset by a year-over-year decline in sales to the retail hand tools business’ largest customer. Inventory reductions and soft same-store sales continue to adversely impact the sales to this customer. The segment’s niche businesses experienced mid-single digit sales declines for the three and six months ended June 29, 2007 compared with the comparable periods of 2006 primarily due to the regulatory issue noted above.

GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in 000’s)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$2,671,212	$2,349,764	$5,227,252	$4,493,425
Cost of sales	1,456,178	1,317,653	2,859,816	2,544,625

Gross profit	1,215,034	1,032,111	2,367,436	1,948,800
Gross profit margin	45.5%	43.9%	45.3%	43.4%

The increase in gross profit margin in the three and six month periods ended June 29, 2007 compared to 2006 resulted from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices also contributed to gross profit improvement. Gross profit margins also improved due to lower-margin sales to the United States Postal Service in the product identification business comprising a smaller proportion of sales during the three and six month period compared to the prior year period.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in 000’s)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$2,671,212	$2,349,764	$5,227,252	$4,493,425
Selling, general and administrative expenses	781,563	666,446	1,559,331	1,286,064
SG&A as a % of sales	29.3%	28.4%	29.8%	28.6%

In the three and six months ended June 29, 2007, selling, general and administrative expenses increased 90 and 120 basis points, respectively, from the analogous 2006 periods. The year-over-year increase in selling, general and administrative expenses is due primarily to increases in selling, general and administrative expenses associated with recently acquired businesses (principally Sybron Dental and Vision) and their relatively higher operating expense structures, as well as additional spending to fund growth opportunities throughout the Company. In addition, year over year operating expense comparisons are negatively affected by the recovery of previously written-off receivables which decreased operating expenses by 20 basis points and 10 basis points in the three and six month periods of 2006, respectively. These items were partially offset by increased leverage from higher sales levels in 2007.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $24.1 million in the three months ended June 29, 2007 was $6.6 million higher than in the corresponding 2006 period. Interest expense of $51.5 million in the six months ended June 29, 2007 was $24.2 million higher than in the corresponding 2006 period. The increase in interest expense in 2007 is primarily due to higher debt levels during the period, primarily due to borrowings incurred to fund the acquisitions of Sybron Dental and Vision and the repurchase of shares of Company common stock.

Interest income of $1 million and $2.5 million was recognized in the three and six month periods ended June 29, 2007, respectively, which represents a reduction in interest income from the corresponding periods of 2006. Average invested cash balances were lower in the first six months of 2007 compared to 2006 due to employing cash balances to complete several acquisitions in 2006 and the first half of 2007 as well as to repurchase shares of Company common stock.

INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits of $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $254 million. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

The effective tax rate for the first six months of 2007 was 26.8%, 7.5 percentage points higher than the effective rate for the first six months of 2006. The Company’s effective income tax rate for the six month period ended June 29, 2007 includes accruals based on estimates of additional tax that may be incurred for contingent tax liabilities and reflects various other estimates and assumptions, including assumptions regarding future earnings that could affect valuation of our deferred tax assets. The effective tax rate for the first half of 2006 was favorably impacted by the resolution during the period of examinations of certain previously filed returns. The proportion of foreign earnings as a percentage of total earnings in the first six months of 2007 is comparable to 2006.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including the result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below) and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for the first six months of 2007 differs from the United States federal statutory rate of 35% primarily as a result of the lower effective tax rates that apply to certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2006, the total amount of earnings planned to be reinvested indefinitely outside the United States was $3.4 billion.

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

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first six months of 2007 or 2006. Market forces during the past two and a half years have caused significant increases in the costs of steel and petroleum-based products, and with respect to the past 18 months, non-ferrous metals as well, which have impacted certain of the Company’s businesses. To the extent appropriate, the Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

Changes in interest rates would change the fair value of the Company’s fixed-rate long-term debt, due to the difference between the market interest rate and the rate of interest at the date of purchase or issuance of the fixed-rate debt. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at June 29, 2007, the market value of the Company’s fixed-rate long-term debt would decrease by $38 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. Assets and liabilities denominated in a foreign currency, transactions arising from international trade and international financing activities between subsidiaries all expose the Company to market risk from changes in foreign currency exchange rates. The Company is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services, or in which it denominates assets and liabilities. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Eurobond Notes described below, as well as the European component of the commercial paper program which as of June 29, 2007, had outstanding borrowings equivalent to $1,181 million, provides a natural hedge to a portion of the Company’s European net asset position.

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

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Six Months Ended June 29, 2007	Six Months Ended June 30, 2006
Total operating cash flows	$691,664	$651,633

Purchases of property, plant and equipment	(70,381)	(59,320)
Cash paid for acquisitions	(349,758)	(2,126,923)
Cash paid for investment in acquisition target and other marketable securities	(23,219)	(84,102)
Proceeds from sale of investment and divestitures	—	98,485
Other sources	11,738	3,144

Net cash used in investing activities	(431,620)	(2,168,716)

Proceeds from the issuance of common stock	61,846	60,407
Borrowings, net of repayments	(331,734)	1,433,716

Purchase of treasury stock	(117,486)	—
Payment of dividends	(15,424)	(12,270)

Net cash provided by (used in) financing activities	(402,798)	1,481,853

•

Operating cash flow, a key source of the Company’s liquidity, was $692 million for the first six months of 2007, an increase of $40 million, or 6% as compared to the comparable period of 2006. Earnings growth contributed an additional $36 million to operating cash flow in 2007 compared to the comparable period of 2006. Non-cash charges for depreciation, amortization and stock compensation included in net earnings contributed an additional $35 million to operating cash flow for the six months ended June 29, 2007 compared with the same period in 2006. Operating working capital (which the company defines as accounts receivable plus inventory less accounts payable) used $28 million less cash for the first six months of 2007 than used in the comparable period of 2006. The Company paid additional income taxes during the first six months of 2007 which reduced year-over-year operating cash flow by $140 million partially offsetting these increases in operating cash flow.

•	As of June 29, 2007, the Company held $174 million of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired seven companies and product lines during the first six months of 2007 and completed the acquisition of the remaining shares of Vision not owned as of December 31, 2006. Total consideration paid for these acquisitions during the period was $350 million in cash, including transaction costs and net of cash acquired.

•	The Company repurchased shares of its outstanding common stock in the six months ended June 29, 2007 for total consideration of $117 million.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, tax timing differences, pension funding decisions and other items can significantly impact cash flows.

On an overall basis, turnover of operating working capital improved during the six month period ended June 29, 2007 compared to the same period of 2006. Operating working capital positively impacted the year-over-year cash flow comparison by $28 million as the Company reduced its overall seasonal investment in inventory in 2007 compared with 2006. Customer accounts receivables grew in 2007 compared with 2006 due to the timing of sales within the quarter and a higher percentage of European sales in the first six months of 2007, where the customer payment terms are generally longer than the Company average. As discussed above, payment of additional income taxes adversely impacted year-over-year operating cash flow.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Please refer to Note 3 to the Notes to the Consolidated Condensed Financial Statements for additional information.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $432 million in the first six months of 2006 compared to $2.2 billion of net cash used in the comparable period of 2006. Gross capital spending of $70 million for the first six months of 2007 increased $11 million from the first six months of 2006, due primarily to capital spending relating to new acquisitions, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacement of equipment, support new product development and improving information technology systems. In 2007, the Company expects capital spending of $175 to $200 million, though actual expenditures will ultimately depend on business conditions.

In addition, as discussed below, the Company completed seven business acquisitions during the first six months of 2007 and completed the acquisition of the remaining shares of Vision not owned by the Company as of December 31, 2006. Total consideration for the seven businesses acquired in the first quarter of 2007 and the remaining shares of Vision acquired during the quarter was $350 million in cash, including transaction costs and net of cash acquired. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental technologies and environmental instruments. These companies were all acquired to complement existing units of the Professional Instrumentation or Medical Technologies segments. The aggregate annual sales of these seven acquired businesses (excluding Vision) at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $108 million.

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

In the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of $525 million, including transaction costs and net of $113 million of cash acquired, and assumed $1.5 million of debt. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its last completed fiscal year. Management believes that the pairing of Vision with the Company’s existing life science instrumentation business, Leica, will significantly broaden the Company’s product offerings in the growing anatomical pathology market and expand the sales and growth opportunities for both the Leica and Vision businesses. The Company believes that the pairing of Leica and Vision will also create a broader base for the acquisition of complementary businesses in the life sciences industry.

On July 2, 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $435 million including transaction costs. No cash was acquired in connection with the transaction. The Company financed the acquisition of ChemTreat primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

In addition, in July 2007, the Company announced that it had agreed to sell its power quality business for a cash sales price of $280 million net of estimated transaction costs. This business, which is part of the Industrial Technologies segment, designs and manufactures power quality and reliability products and services and had revenues of $130 million in 2006. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in the third quarter of 2007. The Company expects to report an after-tax gain on the sale of the business of approximately $150 million or approximately $0.46 per diluted share. The Company committed to sell the business subsequent to the end of the second quarter and is evaluating the accounting for this disposition for its third quarter 2007 reporting.

Financing Activities and Indebtedness

Financing cash flows consist primarily of borrowings and repayments of indebtedness, sales and repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $403 million during the first six months of 2007 compared to cash generated of $1,482 million during the comparable period of 2006.

The components of the Company’s long-term debt as of June 29, 2007 and December 31, 2006 were as follows:

	June 29, 2007	December 31, 2006
	( $ in millions)
Euro-denominated commercial paper (€372 million at June 29, 2007)	$504	$787
U.S. dollar-denominated commercial paper	42	80
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	677	660
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	600	594
6.1% notes due 2008	250	250
Other borrowings	85	63
Total	$2,158	$2,434
Less – currently payable	25	11

Long-term debt	$2,133	$2,423

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

The Company has used available cash flow and the proceeds from the Eurobond Note offering (see below) to reduce outstanding borrowings under the commercial paper programs. As of June 29, 2007, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.2% and an average maturity of 59 days and the amounts outstanding under the US Dollar-denominated commercial paper program had an average interest rate of 5.4% and an average maturity of 3 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Company entered into an agreement with the lenders during the second quarter of 2007 to extend the term of the Credit Facility by one year, so that it now expires on April 25, 2012, subject to a one-year extension option at the request of the Company and with the consent of the lenders. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the Credit Facility. There were no borrowings under the Credit Facility during the six months ended June 29, 2007.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and, as of June 29, 2007, the Company was in compliance with all of its debt covenants.

Holders of the LYONs may convert each of their LYONs into 14.5352 shares of the Company’s common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Company common stock) at any time on or before the maturity date of January 22, 2021. As of June 29, 2007, the accreted value of the outstanding LYONs was $50 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

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

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. During the second quarter of 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at an aggregate cost of $117 million. The repurchases were funded from available cash and borrowings under the Company’s commercial paper program. At June 29, 2007, the Company had 3.4 million shares remaining for stock repurchases under the existing Board authorization. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

The Company increased its regular quarterly dividend to $0.03 per share during the second quarter of 2007, and declared a regular quarterly dividend of $0.03 per share payable on July 27, 2007 to holders of record on June 29, 2007. Aggregate cash payments for dividends during the first six months of 2007 were $15 million.

Cash and Cash Requirements

As of June 29, 2007, the Company held $174 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

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

CONTRACTUAL OBLIGATIONS

There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for a change related to our adoption of FIN 48. The liabilities for unrecognized tax benefits under FIN 48 were $304 million as of June 29, 2007. Because there is a high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods and amounts.

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

Management believes there have been no significant changes during the six months ended June 29, 2007 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of equity securities during the second quarter of 2007 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
3/30/07				4,996,000
3/31/07–4/30/07(1)	125,000	$70.99	125,000	4,871,000
5/1/07–5/31/07(1)	1,517,607	$71.57	1,517,607	3,353,393
6/1/07–6/29/07(1)	—	$—	—	3,353,393

Total	1,642,607	$71.52	1,642,607	3,353,393

(1)	On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased 1,642,607 shares during the six months ended June 29, 2007, and 3.4 million shares remain available for repurchase under the program. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and 2007 Stock Incentive Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.
(2)	Average price paid per share is calculated on a settlement basis and excludes commissions.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 15, 2007. At the annual meeting, the shareholders voted on the following proposals:

1.	To elect three directors of the Company to a term expiring in 2010. Each nominee for director was elected by a vote of the shareholders as follows:

	For	Withhold	Total
Steven M. Rales	271,667,338	10,805,765	282,473,103
John T. Schwieters	271,578,313	10,894,790	282,473,103
Alan G. Spoon	273,923,778	8,549,325	282,473,103

In addition, the terms of Messrs. H. Lawrence Culp, Jr., Mitchell P. Rales, A. Emmet Stephenson, Jr., Mortimer M. Caplin, Donald J. Ehrlich, Walter G. Lohr, Jr. and Linda P. Hefner as directors continued after the meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. The proposal was approved by a vote of shareholders as follows:

For	279,157,050
Against	1,703,116
Abstain	1,612,937

3.	To approve an amendment to Danaher’s Certificate of Incorporation to increase the number of authorized shares of common stock of Danaher to a total of one billion (1,000,000,000) shares, $.01 par value per share.

For	268,419,686
Against	12,255,989
Abstain	1,797,428

4.	To approve the 2007 Stock Incentive Plan.

For	175,181,969
Against	85,356,710
Abstain	1,939,662
Broker non-votes	19,994,762

5.	To approve the 2007 Executive Cash Incentive Compensation Plan.

For	271,700,425
Against	8,385,700
Abstain	2,386,978

6.	To approve an amendment to Danaher’s Amended and Restated Executive Deferred Incentive Program.

For	253,526,280
Against	6,615,169
Abstain	2,336,892
Broker non-votes	19,994,762

7.	To act upon a shareholder proposal urging the Compensation Committee of the Board of Directors to adopt a policy requiring that senior executives retain a significant percentage of shares acquired through equity compensation programs during their employment, and to report to shareholders regarding the policy before Danaher’s 2008 annual meeting of shareholders.

For	55,075,803
Against	205,406,910
Abstain	2,175,628
Broker non-votes	19,814,762

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Certificate of Incorporation of Danaher Corporation, as amended

3.2	Amended and Restated By-laws of Danaher Corporation (1)

10.1	Danaher Corporation 2007 Stock Incentive Plan (2)*

10.2	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan (3)*

10.3	Danaher Corporation Amended and Restated Executive Deferred Incentive Program (4)*

10.4	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for U.S. Employees*

10.5	Danaher Corporation 2007 Stock Incentive Plan Standard Stock Option Agreement for non-U.S. Employees*

10.6	Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for U.S. Employees*

10.7	Danaher Corporation 2007 Stock Incentive Plan Standard RSU Agreement for non-U.S. Employees*

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on March 16, 2007.
(2)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 18, 2007.
(3)	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on May 18, 2007.
(4)	Incorporated by reference from Appendix D to Danaher Corporation’s Preliminary Proxy Statement on Schedule 14A filed on March 23, 2007.
*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 18, 2007	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: July 18, 2007	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer