Form 10-Q
period 2007-09-28
DANAHER CORP /DE/
filed 2007-10-18
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2007

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

The number of shares of common stock outstanding at October 12, 2007 was 310,397,108.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s omitted)

	September 28, 2007 (unaudited)	December 31, 2006 (Notes 1 and 3)
ASSETS

Current Assets:
Cash and equivalents	$209,281	$317,810
Trade accounts receivable, net	1,826,709	1,654,725
Inventories:
Finished goods	466,891	429,740
Work in process	198,608	182,809
Raw material and supplies	415,333	376,160

Total inventories	1,080,832	988,709
Prepaid expenses and other current assets	269,231	475,495

Total current assets	3,386,053	3,436,739

Property, plant and equipment, net of accumulated depreciation of $1,372,580 and $1,267,365, respectively	902,411	868,623
Other assets	305,630	300,226
Goodwill	7,336,697	6,560,239
Other intangible assets, net	1,844,247	1,698,324

Total assets	$13,775,038	$12,864,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$20,360	$10,855
Trade accounts payable	1,016,023	932,870
Accrued expenses and other liabilities	1,056,035	1,515,989

Total current liabilities	2,092,418	2,459,714

Other liabilities	1,702,423	1,336,916
Long-term debt	1,926,846	2,422,861
Stockholders’ equity:
Common stock—$0.01 par value	3,450	3,412
Additional paid-in capital	1,125,985	1,027,454
Accumulated other comprehensive income	413,845	191,985
Retained earnings	6,510,071	5,421,809

Total stockholders’ equity	8,053,351	6,644,660

Total liabilities and stockholders’ equity	$13,775,038	$12,864,151

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(000’s omitted, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$2,731,151	$2,408,495	$7,884,740	$6,840,662

Operating costs and expenses:
Cost of sales	1,481,940	1,319,391	4,294,375	3,823,429
Selling, general and administrative expenses	655,116	584,561	1,943,919	1,645,434
Research and development expenses	131,161	118,680	384,842	330,175
Other (income) expense	—	(762)	(14,335)	(16,379)

Total operating expenses	2,268,217	2,021,870	6,608,801	5,782,659

Operating profit	462,934	386,625	1,275,939	1,058,003
Interest expense	(25,670)	(26,480)	(76,909)	(53,564)
Interest income	817	941	3,357	6,772

Earnings from continuing operations before income taxes	438,081	361,086	1,202,387	1,011,211

Income taxes	(103,580)	(97,110)	(308,614)	(222,014)

Earnings from continuing operations	334,501	263,976	893,773	789,197

Earnings from discontinued operations, net of income taxes	149,220	4,095	155,906	9,115

Net earnings	$483,721	$268,071	$1,049,679	$798,312

Earnings per share from continuing operations:
Basic	$1.08	$0.86	$2.88	$2.56

Diluted	$1.03	$0.82	$2.75	$2.45

Earnings per share from discontinued operations:
Basic	$0.48	$0.01	$0.50	$0.03

Diluted	$0.45	$0.01	$0.47	$0.03

Net earnings per share:
Basic	$1.56	$0.87	$3.38	$2.59

Diluted	$1.48	$0.83	$3.22	$2.48

Average common stock and common equivalent shares outstanding:
Basic	310,324	308,344	309,821	307,680
Diluted	328,136	325,738	327,941	324,595

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(000’s omitted)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2006	341,223	$3,412	$1,027,454	$5,421,809	$191,985

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 4)	—	—	—	63,318	—

Net earnings	—	—	—	1,049,679	—	$1,049,679

Dividends declared	—	—	—	(24,735)	—	—

Common stock issued for options and restricted stock grants	3,776	38	216,017	—	—	—

Treasury stock purchases (1,642,607 shares)	—	—	(117,486)	—	—	—

Increase from translation of foreign financial statements	—	—	—	—	221,860	221,860

Balance, September 28, 2007	344,999	$3,450	$1,125,985	$6,510,071	$413,845	$1,271,539

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net earnings	$1,049,679	$798,312
Less: earnings from discontinued operations, net of tax	155,906	9,115

Net earnings from continuing operations	893,773	789,197
Non-cash items, net of the effect of discontinued operations:
Depreciation and amortization	190,411	152,569
Stock compensation expense	50,789	49,520
Change in trade accounts receivable, net	(73,318)	(27,924)
Change in inventories	(35,774)	(47,444)
Change in accounts payable	35,010	2
Change in prepaid expenses and other assets	158,480	96,039
Change in accrued expenses and other liabilities	(91,377)	60,058

Total operating cash flows from continuing operations	1,127,994	1,072,017
Total operating cash flows from discontinued operations	(53,533)	12,036

Net cash flows from operating activities	1,074,461	1,084,053

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(100,186)	(98,572)
Proceeds from disposals of property, plant and equipment	14,118	7,869
Cash paid for acquisitions	(790,598)	(2,173,180)
Cash paid for investment in acquisition target and other marketable securities	(23,219)	(84,102)
Proceeds from sale of investment and divestitures	299,642	98,485

Total investing cash flows from continuing operations	(600,243)	(2,249,500)
Total investing cash flows from discontinued operations	(722)	(717)

Net cash used in investing activities	(600,965)	(2,250,217)

Cash flows from financing activities:
Proceeds from issuance of common stock	165,266	78,274
Payment of dividends	(24,735)	(18,425)
Purchase of treasury stock	(117,486)	—
Net (repayments) proceeds of borrowings (maturities of 90 days or less)	(599,047)	754,983
Net (repayments) proceeds of borrowings (maturities longer than 90 days)	(11,410)	295,672

Net cash used in financing activities	(587,412)	1,110,504

Effect of exchange rate changes on cash and equivalents	5,387	4,061

Net change in cash and equivalents	(108,529)	(51,599)

Beginning balance of cash and equivalents	317,810	315,551

Ending balance of cash and equivalents	$209,281	$263,952

Supplemental disclosures:
Cash interest payments	$39,461	$30,611
Cash income tax payments (including $54.7 million related to gain on sale of Power Quality business, see Note 3)	$295,497	$128,845

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 28, 2007 and December 31, 2006, and its results of operations for the three and nine months ended September 28, 2007 and September 29, 2006, and its cash flows for the nine months ended September 28, 2007 and September 29, 2006. Please see Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s discontinuance of its power quality business.

Total comprehensive income was as follows ($ in millions):

	September 28, 2007	September 29, 2006
Three months ended	$610	$260
Nine months ended	1,272	962

Total comprehensive income for 2007 and 2006 includes the change in cumulative foreign translation adjustment.

NOTE 2. ACQUISITIONS AND DIVESTITURES

The Company has completed a number of acquisitions that either were a strategic fit with an existing Company business or were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company is continuing to evaluate certain pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) involving ongoing litigation from its acquisition of Vision Systems Limited (Vision), and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required.

The following briefly describes the Company’s acquisition activity for the nine months ended September 28, 2007. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2006, reference is made to Note 2 to the Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.

In the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of $525 million, including transaction costs and net of $113 million of cash acquired, and assumed debt of $1.5 million. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its last completed fiscal year. The Vision acquisition resulted in the recognition of a preliminary estimate of goodwill of $451 million, of which $76 million was recorded in 2007. Goodwill associated with this acquisition primarily relates to Vision’s future revenue growth and earnings potential.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year. ChemTreat is part of the Company’s environmental business and its results are reported within the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses. The Company recorded a preliminary estimate of goodwill of $329 million related to the acquisition of ChemTreat.

In addition, the Company acquired nine other companies or product lines during the first nine months of 2007. Total consideration for these nine acquisitions and the remaining shares of Vision acquired during the first quarter was $366 million in cash, including transaction costs and net of cash acquired. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments including electronic test, dental technologies, product identification, sensors and controls and environmental instruments. These companies were acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate $178 million of goodwill related to its acquisition of these nine other businesses excluding the Vision shares noted above. The aggregate annual sales of these nine acquired businesses (excluding Vision) at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated, including the acquisition of Vision (included in the “Others” column) shares noted above, during the nine months ended September 28, 2007 ($ in 000’s):

	ChemTreat	Others	Total
Accounts receivable	$33,981	$17,064	$51,045
Inventory	6,541	19,440	25,981
Property, plant and equipment	10,655	5,992	16,647
Goodwill	329,447	254,258	583,705
Other intangible assets, primarily tradenames, customer relationships and patents	72,000	88,848	160,848
Accounts payable	(11,468)	(10,243)	(21,711)
Other assets and liabilities, net	(16,490)	(5,646)	(22,136)
Assumed debt	—	(3,781)	(3,781)

Net cash consideration	$424,666	$365,932	$790,598

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the twelve months preceding September 28, 2007 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known.

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

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$2,732,313	$2,537,751	$8,016,693	$7,492,444
Net earnings from continuing operations	334,588	275,954	900,363	806,701
Diluted earnings per share from continuing operations	$1.03	$0.85	$2.77	$2.51

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K.—based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company allowed its offer for First Technology to lapse. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to a $3 million break-up fee paid by First Technology to the Company. The Company recorded a pre-tax gain of $14 million ($8.9 million after-tax, or $0.03 per diluted share) upon the sale of these securities including the related break-up fee, net of related transaction costs during the nine months ended September 29, 2006 which is included in “other (income) expense” in the accompanying Statement of Earnings.

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of each acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its exit plans with respect to its 2007 acquisitions and certain of its 2006 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these exit activities include the following ($ in 000’s, except headcount):

	Involuntary Employee Termination Benefits		Facility Closure and Restructuring
	Headcount	Dollars
Balance, December 31, 2006	465	$24,415	$21,948
Headcount / accruals related to 2007 acquisitions	61	1,181	521
Adjustments to previously provided estimates	(95)	381	(69)
Reductions and costs incurred in 2007	(46)	(11,457)	(6,638)

Balance, September 28, 2007	385	$14,520	$15,762

Subsequent Acquisition Activity

On October 14, 2007, the Company and Tektronix, Inc. (Tektronix) entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Tektronix for $38.00 per share, for an aggregate price of approximately $2.8 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer, regulatory approvals and the absence of a material adverse change with respect to Tektronix. Danaher anticipates completing the offer in the fourth quarter of 2007.

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for engineers in the communications, computer, consumer electronics and education industries, as well as in military/aerospace, semiconductor and a broad range of other industries worldwide. Tektronix had annual revenues of approximately $1.1 billion in its most recently completed fiscal year, and would become part of Danaher’s electronic test platform included in the Professional Instrumentation segment.

Danaher anticipates financing the acquisition initially through borrowings under committed lines of credit that it expects to enter into, through the issuance of commercial paper using such lines of credit as credit support, or through a combination of these financing methods. Danaher anticipates that the ultimate financing for the acquisition will consist of one or more of the following: commercial paper borrowings, the issuance of debt securities and/or the issuance of equity or equity-linked securities.

NOTE 3. DISCONTINUED OPERATIONS

In July 2007, the Company completed the sale of its power quality business for a sale price of $275 million in cash, net of transaction costs, and recorded an after-tax gain of $150 million ($0.45 per diluted share). The power quality business designs, makes and sells power quality and reliability products and services, and prior to the sale was part of the Company’s Industrial Technologies segment. The Company has reported the power quality business as a discontinued operation in this Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the power quality business as a discontinued operation. The assets and liabilities of the power quality business have been reclassified as held for sale for all periods presented. The Company allocated a portion of the consolidated interest expense to discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations.

The key components of income from discontinued operations related to the power quality business were as follows ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$7,478	$34,228	$81,141	$95,486
Operating expense	8,011	28,529	72,239	82,812
Allocated interest expense	50	165	351	356

Income (loss) before taxes	(583)	5,534	8,551	12,318
Income taxes	169	(1,439)	(2,279)	(3,203)

Income (loss) from discontinued operations	(414)	4,095	6,272	9,115
Gain on sale, net of $61,369 of related income taxes	149,634	—	149,634	—

Earnings from discontinued operations, net of income taxes	$149,220	$4,095	$155,906	$9,115

The key components of assets and liabilities of discontinued operations related to the power quality businesses which are included in other current assets and other current liabilities in the balance sheet as of December 31, 2006, respectively, consisted of the following ($ in 000’s):

December 31, 2006
Trade accounts receivable, net	$20,245
Inventory	16,651
Prepaid expenses	658
Property, plant and equipment, net of accumulated depreciation	5,745
Goodwill	35,884
Other long-term assets	208

Total assets	$79,391

Trade accounts payable	$19,467
Accrued expenses	7,862
Non-current liabilities	158

Total liabilities	$27,487

NOTE 4. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $63 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $254 million. Included in the balance at January 1, 2007, are $16 million of tax positions, the disallowance of which would not affect the annual effective income tax rate. As of September 28, 2007, the Company’s unrecognized tax benefits totaled $328 million.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 1997.

The Internal Revenue Service (IRS) is currently examining certain of the Company’s U.S. Federal income tax returns for 2004 and 2005. To date, no proposed adjustments have been issued that will have a material impact on the Company’s financial position or results of operations. During the third quarter of 2007, the IRS completed an audit of certain subsidiary returns for pre acquisition fiscal years 2003, 2004, and 2005. Resolution of these audits did not have a material impact on the Company’s results of operations, financial position or cash flows. The Danish taxing authorities are currently examining certain of the Company’s subsidiaries in Denmark for the years 2003 through 2005. The German tax authorities commenced audits of certain German income tax returns for years ranging from 2001 through 2005 in the fourth quarter of 2006 and first nine months of 2007. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations. The Swedish tax authorities are examining certain Swedish income tax returns for the years 2002 through 2006. The authorities in Sweden have proposed tax adjustments regarding certain of the Company’s tax positions for the years 2004 through 2006. The Company has until the fourth quarter of 2007 to respond to the proposed adjustments. Management does not anticipate the resolution of these matters will result in a material change to its financial position or results of operations. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. To date, no material adjustments have been proposed as a result of these audits.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized $58 million for the payment of interest and penalties at January 1, 2007 which is included as a component of the $254 million unrecognized tax benefit noted above. During the nine months ended September 28, 2007, the Company recognized $25 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 28, 2008.

The effective tax rate for continuing operations was 23.6% and 25.7% in the three and nine months periods ended September 28, 2007, respectively, as compared to 26.9% and 22.0% in the three and nine months periods ended September 29, 2006, respectively. The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audit and examinations of previously filed tax returns and changes in tax laws. The effective tax rate for the three months ended September 28, 2007 benefited from new income tax laws enacted in several taxing jurisdictions, most notably in Germany and Denmark, which reduced income tax rates. Application of these new rates to the Company’s existing deferred tax assets and liabilities reduced the Company’s net deferred tax liabilities in the quarter. The benefit from this tax rate reduction was partially offset by establishing income tax reserves related to uncertain tax positions in various taxing jurisdictions. The tax rate changes and the increase of income tax reserves are treated as discrete items for the quarter in accordance FASB Statement No. 109, Accounting for Income Taxes and will have no continuing impact on the Company’s effective tax rate. The Company expects the effective income tax rate for the balance of 2007 to be approximately 26.2%.

NOTE 5. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to officers and other employees under the Company’s Amended and Restated 1998 Stock Option Plan. On May 15, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan, and no further equity awards will be issued under the 1998 Stock Option Plan. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock-based award.

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

The options and RSUs generally vest only if the employee is employed by the Company on the vesting date, and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of vested options and the vesting of RSUs, the Company generally issues newly-issued shares but may from time to time issue treasury stock. At September 28, 2007, 10 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the nine months ended September 28, 2007:

Weighted average Black-Scholes value per share	$28.03
Risk-free interest rate	4.7%
Weighted average volatility	22%
Dividend yield	0.2%
Expected years until exercise	7.5 - 9.5

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

At the time of grant, the Company estimates the number of options that it expects will be forfeited based on the Company’s historical experience. Separate groups of employees that have similar behavior with regard to holding options for longer periods and different forfeiture rates are considered separately for valuation and attribution purposes.

The following table summarizes the components of the Company’s stock-based compensation programs reported as a component of selling, general and administrative expenses ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Restricted Stock Units:
Pre-tax compensation expense	$3,784	$2,864	$11,644	$8,817
Tax benefit	(1,325)	(1,002)	(4,075)	(3,086)

Restricted stock expense, net of tax	$2,459	$1,862	$7,569	$5,731
Stock Options:
Pre-tax compensation expense	$11,956	$17,091	$39,145	$40,703
Tax benefit	(3,220)	(4,928)	(10,988)	(11,864)

Stock option expense, net of tax	$8,736	$12,163	$28,157	$28,839

Total Share-Based Compensation:
Pre-tax compensation expense	$15,740	$19,955	$50,789	$49,520
Tax benefit	(4,545)	(5,930)	(15,063)	(14,950)

Total share-based compensation expense, net of tax	$11,195	$14,025	$35,726	$34,570

As of September 28, 2007, $58 million and $195 million of total unrecognized compensation cost related to RSUs and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.5 years.

Option activity under the Company’s 1998 and 2007 Stock Option Plan as of September 28, 2007 and changes during the nine months ended September 28, 2007 were as follows:

(in thousands except years and per share values)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	23,959	$39.65
Granted	2,666	74.48
Exercised	(3,776)	27.13
Forfeited	(630)	51.53

Outstanding at September 28, 2007	22,219	45.62	6	$824,044

Vested and Expected to Vest at September 28, 2007	20,699	44.99	6	$760,668
Exercisable at September 28, 2007	10,680	$33.59	5	$524,638

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine months ended September 28, 2007 and September 29, 2006 was $182.4 million and $89.4 million, respectively. Exercise of options during the nine months ended September 28, 2007 and September 29, 2006 resulted in cash receipts of $101.2 million and $78.3 million, respectively. The Company recognized a tax benefit of $60.6 million during the nine months ended September 28, 2007 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs outstanding as of September 28, 2007:

Unvested Restricted Stock Units	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	1,597	$54.14
Forfeited	(8)	62.23
Vested	—	—
Granted	205	74.03

Unvested at September 28, 2007	1,794	$56.41

NOTE 6. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended September 28, 2007 ($ in millions):

Balance, December 31, 2006	$6,596
Attributable to 2007 acquisitions	584
Attributable 2007 divestitures	(36)
Adjustments to purchase price allocations	8
Effect of foreign currency translations	185

Balance, September 28, 2007	$7,337

The carrying value of goodwill at September 28, 2007 for the Tools & Components, Medical Technologies, Professional Instrumentation and Industrial Technologies segments is $194 million, $3,224 million, $1,918 million and $2,001 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2006 and no impairment was identified.

NOTE 7. FINANCING TRANSACTIONS

The components of the Company’s debt as of September 28, 2007 and December 31, 2006 were as follows:

	September 28, 2007	December 31, 2006
	($ in millions)
Euro-denominated commercial paper (€149 million at September 28, 2007)	$213	$787
U.S. dollar-denominated commercial paper	85	80
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	713	660
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	604	594
6.1% notes due October 2008	250	250
Other borrowings	82	63

Total	1,947	2,434
Less – currently payable	20	11

Long-term debt	$1,927	$2,423

For a full description of the Company’s debt financing, please refer to Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Under the Company’s U.S. and Euro commercial paper programs, the Company or its subsidiary may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $2.2 billion (since the credit facility (described below) provides credit support for the commercial paper program, the $1.5 billion of availability under the credit facility has the practical effect of reducing from $2.2 billion to $1.5 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program). Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from date of issuance. Borrowings under the program are available for general corporate purposes as well as for financing potential acquisitions. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental Specialties, Inc. (Sybron Dental). In late 2006 and through the nine-months ended September 28, 2007, the Company has utilized its commercial paper program to fund the acquisitions of Vision, ChemTreat, and certain smaller acquisitions, as well as the repurchase of the Company’s common shares (see Note 10). The Company has used available cash flow and the proceeds from the 2006 4.5% Eurobond Note offering to reduce outstanding borrowings under the commercial paper programs. As of September 28, 2007, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.9% and an average maturity of 33 days and the amounts outstanding under the U.S. Dollar-denominated commercial paper program had an average interest rate of 5.1% and an average maturity of 3 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Company entered into an agreement with the lenders during the second quarter of 2007 to extend the term of the credit facility by one year, so that it now expires on April 25, 2012, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The credit facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the credit facility. There were no borrowings under the credit facility during the nine months ended September 28, 2007.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned credit facility, to refinance these borrowings for at least one year from the balance sheet date.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of September 28, 2007, the Company was in compliance with all of its debt covenants.

NOTE 8. CONTINGENCIES

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended September 28, 2007 ($ in 000’s):

Balance, December 31, 2006	$98,993
Accruals for warranties issued during the period	69,700
Changes in estimates related to pre-existing warranties	3,209
Settlements made	(74,662)
Changes due to acquisitions / divestitures	6,077

Balance, September 28, 2007	$103,317

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and recorded a pre-tax gain of $12 million ($7.8 million after-tax, or $0.02 per diluted share) in the second quarter of 2007 which is included in “Other (income) expense” in the accompanying Statement of Earnings for the nine months ended September 28, 2007.

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three and nine months ended September 28, 2007 and September 29, 2006, respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Service cost	$0.7	$2.2	$3.4	$2.8
Interest cost	10.5	10.3	5.8	5.0
Expected return on plan assets	(10.4)	(11.3)	(4.5)	(3.5)
Amortization of prior service credits	—	—	(0.1)	—
Amortization of loss	3.7	4.9	0.4	0.4
Special termination benefits	—	—	0.1	—

Net periodic cost	$4.5	$6.1	$5.1	$4.7

	Nine Months Ended
	US		Non-US
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Service cost	$1.7	$3.0	$10.1	$7.7
Interest cost	29.9	27.0	17.3	14.1
Expected return on plan assets	(32.2)	(30.7)	(13.4)	(9.6)
Amortization of prior service credits	—	—	(0.2)	—
Amortization of loss	10.3	12.1	1.1	1.1
Special termination benefits	—	—	0.1	—

Net periodic cost	$9.7	$11.4	$15.0	$13.3

Other Post-Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Service cost	$0.2	$0.3	$0.8	$0.7
Interest cost	1.6	1.5	4.4	4.3
Amortization of prior service credits	(1.8)	(2.0)	(5.0)	(5.2)
Amortization of loss	1.0	0.9	2.6	3.3

Net periodic cost	$1.0	$0.7	$2.8	$3.1

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2006 Annual Report Form on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2007. As of September 28, 2007, no contributions have been made to the U.S. plan in 2007 and there are no anticipated statutory funding requirements for the remainder of 2007. The Company’s contributions to non-US plans are estimated to be $22 million for the full year 2007.

NOTE 10. EARNINGS PER SHARE AND STOCK TRANSACTIONS

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

	Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 28, 2007:

Basic EPS	$334,501	310,324	$1.08
Adjustment for interest on convertible debentures	2,548	—
Incremental shares from assumed exercise of dilutive options	—	5,777
Incremental shares from assumed conversion of the convertible debentures	—	12,035

Diluted EPS	$337,049	328,136	$1.03

	Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 29, 2006:

Basic EPS	$263,976	308,344	$0.86
Adjustment for interest on convertible debentures	2,526	—
Incremental shares from assumed exercise of dilutive options	—	5,356
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$266,502	325,738	$0.82

For the Nine Months Ended September 28, 2007:

Basic EPS	$893,773	309,821	$2.88
Adjustment for interest on convertible debentures	7,475	—
Incremental shares from assumed exercise of dilutive options	—	6,084
Incremental shares from assumed conversion of the convertible debentures	—	12,036

Diluted EPS	$901,248	327,941	$2.75

For the Nine Months Ended September 29, 2006:
Basic EPS	$789,197	307,680	$2.56
Adjustment for interest on convertible debentures	6,998	—
Incremental shares from assumed exercise of dilutive options	—	4,877
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$796,195	324,595	$2.45

On May 15, 2007, the Company’s shareholders voted to approve an amendment to Danaher’s Certificate of Incorporation to increase the number of authorized shares of common stock of Danaher to a total of one billion shares, $.01 par value. Danaher’s Certificate of Incorporation was amended to reflect this change on May 16, 2007.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. During the second quarter of 2007, the Company repurchased 1,642,607 shares of Company common stock in open market transactions at an aggregate cost of $117 million. No shares were repurchased during the third quarter of 2007. The repurchases were funded from borrowings under the Company’s commercial paper program and from available cash. At September 28, 2007, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances, existing lines of credit or commercial paper borrowings.

NOTE 11. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2006 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2007 acquisitions (see Note 2) and the disposal of the power quality business (see Note 3). Segment results related to continuing operations the three and nine months ended September 28, 2007 and September 29, 2006 are shown below ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales:
Professional Instrumentation	$880,003	$726,920	$2,440,401	$2,107,217
Medical Technologies	741,183	620,068	2,131,675	1,522,590
Industrial Technologies	773,178	731,986	2,340,942	2,231,906
Tool and Components	336,787	329,521	971,722	978,949

	$2,731,151	$2,408,495	$7,884,740	$6,840,662

Operating Profit:
Professional Instrumentation	$200,122	$149,732	$534,275	$447,190
Medical Technologies	96,405	83,541	260,367	159,516
Industrial Technologies	131,150	118,095	400,431	344,167
Tool and Components	53,391	51,267	132,424	139,550
Other	(18,134)	(16,010)	(51,558)	(32,420)

	$462,934	$386,625	$1,275,939	$1,058,003

The Company has reflected the gain on the sale of the First Technologies plc stock (refer to Note 2 for additional information) as a component of “other” in the above operating profit summary for the nine months ended September 29, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document, in press releases, written statements or other documents filed with or furnished to the SEC, or in the Company’s communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, liquidity position, pension and benefit obligations and funding requirements, synergies, cost-control activities, cost savings or other financial items; plans, strategies and objectives of management for future operations, including statements relating to the Company’s stock repurchase program, potential acquisitions and executive compensation; trends, seasonality, growth or decline in the markets we sell into, future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

General

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

While differences exist among the Company’s businesses, the Company generally continued to see market growth during the three and nine months ended September 28, 2007. The Company’s year-over-year growth rates for the first nine months of 2007 reflect continued strength in global economic conditions, particularly in Europe and Asia, with more modest results in North America, and the continued shift of the Company’s operations into higher growth sectors of the economy. Growth rates slowed somewhat from the rate experienced in 2006 partially due to difficult comparisons with sales levels in the first nine months of 2006 within the Company’s product identification businesses and the impact of regulatory changes in the Company’s engine retarder business discussed below.

Acquisitions and Divestitures

On October 14, 2007, the Company and Tektronix, Inc. (Tektronix) entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Tektronix for $38.00 per share, for an aggregate price of approximately $2.8 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer, regulatory approvals and the absence of a material adverse change with respect to Tektronix. Danaher anticipates completing the offer in the fourth quarter of 2007.

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for engineers in the communications, computer, consumer electronics and education industries, as well as in military/aerospace, semiconductor and a broad range of other industries worldwide. Tektronix had annual revenues of approximately $1.1 billion in its most recently completed fiscal year, and would become part of Danaher’s electronic test platform included in the Professional Instrumentation segment.

Danaher anticipates financing the acquisition initially through borrowings under committed lines of credit that it expects to enter into, through the issuance of commercial paper using such lines of credit as credit support, or through a combination of these financing methods. Danaher anticipates that the ultimate financing for the acquisition will consist of one or more of the following: commercial paper borrowings, the issuance of debt securities and/or the issuance of equity or equity-linked securities.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year. ChemTreat is part of the Company’s environmental business and its results are reported within the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses. The Company financed the acquisition of ChemTreat primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

Also during July 2007, the Company completed the sale of its power quality business for a cash sales price of $275 million net of transaction costs and recorded an after-tax gain of $150 million ($0.45 per diluted share). Prior to the sale, this business was part of the Industrial Technologies segment. The Company has reported the power quality business as a discontinued operation in this Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the power quality business as a discontinued operation.

Outlook

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, increases in raw material costs and the possibility of slowing growth rates or contraction in some parts of the global economy. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. If Danaher successfully consummates the acquisition of Tektronix, Company management and other personnel will also be required to devote significant attention to the successful integration of that business.

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

The impact of currency rates increased reported sales by 3% during both the three and nine month periods ended September 28, 2007, compared to the comparable periods of 2006. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results during the remainder of 2007 compared to 2006. Applying the exchange rates in effect at September 28, 2007 to the translation of the Company’s results of operations for the fourth quarter of 2006 would result in approximately 4% higher overall Company sales during that period than what was actually reported using the rates in effect during 2006. Any further weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the three months ended September 28, 2007 increased 13.5% over the comparable period of 2006. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed 5% growth. Acquisitions accounted for 5.5% growth. The impact of currency translation on sales increased reported sales by 3% as the U.S. dollar was weaker against other major currencies in the three months ended September 28, 2007 compared to the comparable period of 2006.

For the nine months ended September 28, 2007, consolidated sales from continuing operations increased 15.5% over the comparable period in 2006. Sales from existing businesses contributed 4% growth. Acquisitions accounted for 8.5% growth and currency translation contributed 3% growth.

The growth in sales from acquisitions in the three and nine months ended September 28, 2007 primarily related to acquisitions in the Company’s Medical Technologies segment. The acquisition of Sybron Dental in May 2006, and to a lesser extent the acquisition of Vision at the end of 2006, both of which are part of the Medical Technologies segment, have contributed the majority of this year-over-year acquisition-related revenue growth. In addition, the acquisition of ChemTreat in July 2007, included in the Professional Instrumentation segment, as well as certain other smaller businesses in the Professional Instrumentation and Industrial Technologies segments, has contributed to acquisition growth.

Operating profit margins from continuing operations for the Company were 17% in the three months ended September 28, 2007 compared to 16.1% in the comparable period of 2006. Operating profit margin improvements in the Company’s existing businesses contributed 120 basis points of margin improvement primarily as a result of broad-based operating profit margin improvements across the Company’s business segments. The dilutive impact of acquisitions reduced operating profit margins by 30 basis points for the three months ended September 28, 2007.

Operating profit margins from continuing operations for the Company were 16.2% for the nine months ended September 28, 2007 compared to 15.5% in the comparable period of 2006. Operating profit margin improvements in the Company’s existing businesses contributed 90 basis points of this margin improvement. The dilutive impact of acquisitions, reduced operating profit margins by 20 basis points for the nine months ended September 28, 2007 compared to the same period of 2006. During the nine months ended September 28, 2007, a pre-tax gain of $12 million was recorded by the Company upon collection of indemnification proceeds related to a lawsuit contributing 15 basis points of operating margin improvement. However, on a year-over-year basis this indemnification gain was more than offset by a gain on the sale of an investment in the second quarter of 2006 which contributed 20 basis points to operating profit margins for the nine months ended September 29, 2006. In addition, the comparison of operating profit margins for the nine months ended September 28, 2007 compared with the comparable period of 2006 was negatively impacted by the 2006 recovery of certain previously written-off receivables which increased operating profit margins by 5 basis points in the nine month period ended September 29, 2006. Further, the comparison of operating profit margins for the nine months ended September 28, 2007 with the comparable period of 2006 benefited from the 2006 period including inventory charges resulting from the acquisition of Sybron Dental which adversely impacted 2006 operating profit margins by 15 basis points.

Operating profit margins from existing businesses for the three and nine month periods ended September 28, 2007 benefited from on-going cost reduction initiatives through application of DBS, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year comparable period. The ongoing application of DBS in each of our segments, and the Company’s low-cost region sourcing and production initiatives, are expected to further improve operating margins at both existing and newly acquired businesses in future periods.

The following table summarizes sales from continuing operations by business segment for each of the periods indicated:

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Professional Instrumentation	$880,003	$726,920	$2,440,401	$2,107,217
Medical Technologies	741,183	620,068	2,131,675	1,522,590
Industrial Technologies	773,178	731,986	2,340,942	2,231,906
Tools and Components	336,787	329,521	971,722	978,949

Total	$2,731,151	$2,408,495	$7,884,740	$6,840,662

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

Professional Instrumentation Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$880,003	$726,920	$2,440,401	$2,107,217
Operating profit	200,122	149,732	534,275	447,190
Depreciation and amortization	14,853	11,957	40,562	36,911
Operating profit as a % of sales	22.7%	20.6%	21.9%	21.2%
Depreciation and amortization as a % of sales	1.7%	1.6%	1.7%	1.8%

Components of Sales Growth	Three Months Ended September 28, 2007 vs. Comparable 2006 Period	Nine Months Ended September 28, 2007 vs. Comparable 2006 Period
Existing Businesses	6.5%	7.0%
Acquisitions	11.5%	6.0%
Impact of currency translation	3.0%	3.0%

Total	21.0%	16.0%

Segment Overview

Sales from existing businesses increased in both of the segment’s strategic lines of business. Prices accounted for approximately 1.5% sales growth on a year-over-year basis for both the three and nine month periods ended September 28, 2007 and the impact of that increase is reflected in sales from existing businesses. Lower operating margins of acquired businesses reduced segment operating margins by 80 basis points and 35 basis points for the three and nine months periods ended September 28, 2007, respectively, compared to the comparable periods of 2006. In addition, comparisons of the segment’s operating profit margins for the nine months ended September 28, 2007 with the comparable period in 2006 are impacted by:

•	a gain on the sale of real estate in the second quarter of 2006, which increased operating profit margins by 10 basis points in the first nine months of 2006; and

•	recovery of certain previously written-off receivables which increased operating profit margins by 20 basis points in the first nine months of 2006.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing 65% of segment sales for the three months ended September 28, 2007, increased 21.5% in the third quarter of 2007 compared to the comparable period of 2006. Sales from existing businesses accounted for 5.5% growth, currency translation accounted for 3.5% growth and acquisitions contributed 12.5% growth.

For the nine months ended September 28, 2007, sales from the Company’s environmental business increased 14% compared to the same period of 2006. Sales from existing businesses provided 6% growth. Currency translation accounted for 3.5% growth. Acquisitions contributed 4.5% of growth for the nine month period.

The Company’s water quality businesses reported low-double digit revenue growth for the three and nine month periods ended September 28, 2007, compared to the comparable 2006 periods, primarily as a result of strength in sales of laboratory and process instrumentation products in North America, Europe and Asia. Investment in sales forces and other growth initiatives and continued penetration of the Asian markets helped drive this growth. In addition, strong sales of UV disinfection equipment in the North American wastewater markets and wastewater reclamation projects in Australia contributed to the growth.

The Gilbarco Veeder-Root retail petroleum equipment business reported low-single digit revenue declines for the three month period ended September 28, 2007 and low-single digit growth for the nine month period ended September 28, 2007, compared to the same 2006 periods. The business’ point of sale and payment systems business enjoyed robust growth in the third quarter, primarily in Europe. In addition, the business experienced strong demand for its recently introduced advanced tank gauge product offerings in North America and China in the third quarter. These sales gains were more than offset by difficult prior year comparisons, a result of very strong dispenser sales in the third quarter of 2006 due to extensive refurbishment activity in Europe and regulatory mandates in Mexico.

Electronic Test. Electronic test sales, representing 35% of segment sales in the three months ended September 28, 2007, increased 21% during the three months ended September 28, 2007 over the comparable 2006 period. Sales from existing businesses accounted for 9% growth compared with 2006. Acquisitions accounted for 9.5% growth. Currency translation accounted for 2.5% growth.

Electronic test sales for the nine months ended September 28, 2007 grew 19.5% compared to the same period in 2006. Sales from existing businesses accounted for 9% growth. Acquisitions accounted for 8% growth. Currency translation accounted for 2.5% growth.

Strong sales in the North American electrical and industrial channels were the primary contributors to the growth in the three months ended September 28, 2007, driven by new product offerings in the thermography, power quality test and process calibration markets. The business experienced lower year-over-year growth in Europe during the third quarter compared with the year-over-year growth rate during the first six months of 2007, as growth in thermography products reached more typical levels following the initial period of a new product introduction. Sales growth rates in Asia and Latin America accelerated from prior levels during the third quarter of 2007. The Company’s network test business reported mid-teens growth in the three month period ended September 28, 2007 and low-double digit growth for the nine month period ended September 28, 2007, compared to the same period of 2006. Cable test equipment sales in Europe and North America and large orders from telecommunications carriers in the United States in the second and third quarters of 2007 were the primary drivers of this growth.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses which offer dentists, other doctors and hospital and research professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$741,183	$620,068	$2,131,675	$1,522,590
Operating profit	96,405	83,541	260,367	159,516
Depreciation and amortization	28,803	22,281	87,048	53,304
Operating profit as a % of sales	13.0%	13.5%	12.2%	10.5%
Depreciation and amortization as a % of sales	3.9%	3.6%	4.1%	3.5%

Components of Sales Growth	Three Months Ended September 28, 2007 vs. Comparable 2006 Period	Nine Months Ended September 28, 2007 vs. Comparable 2006 Period
Existing Businesses	7.5%	7.5%
Acquisitions	8.0%	28.5%
Impact of currency translation	4.0%	4.0%

Total	19.5%	40.0%

Segment Overview

Prices accounted for approximately 1% of sales growth on a year-over-year basis in both the three and nine month periods ended September 28, 2007 and the impact of that increase is reflected in sales from existing businesses. Operating profit margin improvements in the segment’s existing operations contributed 40 and 55 basis points to the overall operating margin improvement for the three and nine month periods ended September 28, 2007, respectively. Operating profit margin improvements within the life sciences instrumentation business were partially offset by lower operating profit margins in the dental equipment businesses. In addition, operating margins in the third quarter of 2006 were higher than the margins experienced for the full year 2006 reflecting higher than normal profitability within the segment’s Sybron business during the quarter which benefited from particularly strong sales growth in the third quarter of 2006 as a result of sales incentives that were based on the business’ former September 30 year end. Comparisons between periods were also affected by the following:

•

Lower operating margins of recently acquired businesses, primarily Vision, reduced margins for the three months ended September 28, 2007 by 90 basis points. For the nine months ended September 28, 2007 compared to the same period of 2006, operating margins of recent acquisitions improved segment operating profit margins by 15 basis points as the higher overall operating profit margins associated with the Sybron Dental business more than offset the dilutive impact of Vision’s margins during the period.

•

Operating profit margins for the nine month period ended September 28, 2007 compared with the comparable period of 2006 benefited from the second quarter 2006 period including inventory charges resulting from the acquisition of Sybron Dental. These charges adversely impacted operating profit margins for the first nine months of 2006 by 70 basis points.

Overview of Businesses within Medical Technologies Segment

The segment’s dental business experienced mid-single digit growth in the three and nine month periods ended September 28, 2007 compared to the same periods of 2006. The segment’s dental technology businesses growth rate improved sequentially from the second to the third quarter of 2007. The business experienced growth in the North American and Latin American markets, primarily in its instrument and treatment unit product offerings. Sales declined in Asia reflecting weak overall Japanese market demand as well as product approval delays in South Korea. The Company completed two acquisitions in the first quarter of 2007 to further enhance the business’ imaging product offerings. Growth in the dental consumables business slowed sequentially from the second quarter to third quarter of 2007, as the Company changed the timing of the business’ year end sales bonus. This timing change negatively impacted third quarter sales performance but is expected to positively impact the fourth quarter 2007 performance.

Radiometer’s critical care diagnostics business experienced low-double digit growth in the three months ended September 28, 2007 and high-single digit growth for the nine months ended September 28, 2007 compared to the same periods of 2006. Accelerating sales of diagnostic instruments, with particular strength in Europe and Asia/Pacific and somewhat lower growth rates in North America, drove Radiometer’s sales growth for the three months ended September 28, 2007. The increase in product placements is expected to result in increased consumables sales in future periods. New product introductions resulting from the business’ continued research and development efforts are also contributing to this growth.

Leica Microsystems’ life science instrumentation business experienced low-double digit growth in the three and nine month periods ended September 28, 2007 compared to the same periods of 2006. Increased demand in Europe and the U.S. for confocal microscopes in 2007 drove this growth. The integration of Vision with Leica Microsystems has been completed, but the results of Vision continue to be included as a component of acquisition growth since this business was acquired in November 2006. Vision’s business grew at double-digit rates in the three and nine month periods ended September 28, 2007 compared to the same periods of 2006 when it was a stand-alone company.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, Motion and Product Identification, and two focused niche businesses, Aerospace and Defense, and Sensors & Controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; liquid flow and quality measuring devices; safety devices; and electronic and mechanical counting and controlling devices. In the third quarter of 2007, the Company disposed of the power quality businesses that were part of this segment and all current and prior year period results of the segment have been adjusted to exclude the results of these discontinued operations.

Industrial Technologies Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$773,178	$731,986	$2,340,942	$2,231,906
Operating profit	131,150	118,095	400,431	344,167
Depreciation and amortization	15,030	15,173	46,147	45,276
Operating profit as a % of sales	17.0%	16.1%	17.1%	15.4%
Depreciation and amortization as a % of sales	1.9%	2.1%	2.0%	2.0%

Components of Sales Growth	Three Months Ended September 28, 2007 vs. Comparable 2006 Period	Nine Months Ended September 28, 2007 vs. Comparable 2006 Period
Existing Businesses	2.0%	1.0%
Acquisitions	0.5%	1.0%
Impact of currency translation	3.0%	3.0%

Total	5.5%	5.0%

Segment Overview

Price accounted for approximately 1.5% of sales growth from continuing operations on a year-over-year basis in both the three and nine month periods ended September 28, 2007 and the impact of that increase is reflected in sales from existing businesses.

Operating profit margin improvements in the segment’s existing operations contributed 90 and 110 basis points to the overall operating margin improvement for the three and nine month periods ended September 28, 2007, respectively. This margin improvement was driven in part by continued margin expansion in the product identification and motion businesses as well as the impact of lower levels of lower-margin United States Postal Service (USPS) sales in 2007 compared to 2006. In addition, during the second quarter of 2007, the segment recorded a pre-tax gain of $12 million upon collection of indemnification proceeds related to a lawsuit, which improved operating profit margins by 55 basis points for the nine month period ended September 28, 2007. Recently acquired businesses had a minor dilutive impact on overall operating profit margins for the nine month period ended September 28, 2007.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion business, representing 33% of segment sales in the quarter, declined approximately 0.5% in the three months ended September 28, 2007 over the comparable 2006 period. Sales from existing businesses accounted for a 4% decrease in sales and currency translation accounted for 3.5% growth in sales for the three months ended September 28, 2007 compared with the same period of 2006.

For the nine months ended September 28, 2007, sales from the Company’s motion business increased 1.5% compared to the same period of 2006. Sales from existing businesses accounted for a 2% decrease in sales and currency translation accounted for 3.5% growth in sales for the nine months ended September 28, 2007 compared with the same period of 2006. There were no acquisitions in the business in 2006 or the first nine months of 2007.

The motion business experienced sales growth in custom motors particularly in Asia and North America, and sales growth in OEM applications in Europe. Sales to the elevator and electric vehicle markets and sales of motors into the aerospace and defense markets also increased on a year-over-year basis in the three and nine month periods. However, these factors were more than offset by year-over-year sales declines for the three and nine month periods by weakness in certain technology end markets as well as declines in the miniature motors business reflecting reduced customer demand.

Product Identification. The product identification businesses accounted for 29% of segment sales in the quarter. For the three months ended September 28, 2007, product identification sales grew 6% compared to the comparable period of 2006. Sales from existing businesses contributed a 1.5% growth, currency translation impacts accounted for 3.5% growth and acquisitions contributed 1% growth.

For the nine months ended September 28, 2007, product identification sales grew 2% compared to the comparable period of 2006. Sales from existing businesses declined 2.5%, acquisitions accounted for 1.5% growth and currency translation impacts accounted for 3% growth.

As previously reported, the year-over-year decline in sales from existing operations for the nine months ended September 28, 2007 resulted from the business completing several large systems installation projects with the USPS during the first nine months of 2006 which did not repeat in the first nine months of 2007. Sales for the business’ non-USPS marking products grew at a mid-single digit rates during the three months ended September 28, 2007 compared with the same period in 2006. Strong equipment and after-market sales across all major regions, drove this growth with particular strength in China, Latin America and Europe, due in part to increased investments in the business’ sales force and new product launches. This growth was partially offset by continued declines in USPS business in the third quarter of 2007 compared with 2006, but at reduced levels from that experienced in the first six months of 2007.

Focused Niche Businesses. The segment’s niche businesses in the aggregate reported approximately 10% sales growth in both the three and nine month periods ended September 28, 2007. This growth was driven by strong sales growth from existing businesses in the Company’s aerospace and defense businesses. The Company’s sensors and controls business experienced year-over-year declines in sales for the three and nine month periods ended September 28, 2007, reflecting continued softness in the semi-conductor and electronic assembly markets.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in 000’s):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$336,787	$329,521	$971,722	$978,949
Operating profit	53,391	51,267	132,424	139,550
Depreciation and amortization	4,981	5,372	15,742	16,258
Operating profit as a % of sales	15.9%	15.6%	13.6%	14.3%
Depreciation and amortization as a % of sales	1.5%	1.6%	1.6%	1.7%

Components of Sales Growth	Three Months Ended September 28, 2007 vs. Comparable 2006 Period	Nine Months Ended September 28, 2007 vs. Comparable 2006 Period
Existing Businesses	3.0%	0.0%
Product Line Divestiture	(1.0)%	(1.0)%
Impact of currency translation	0.0%	0.0%

Total	2.0%	(1.0)%

Prices accounted for 2% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses. As previously reported, sales from existing businesses for the three and nine month periods ended September 28, 2007 reflect the impact of certain regulatory requirements that became effective at the beginning of 2007 which accelerated demand for the Company’s engine retarder products in 2006 and have adversely impacted demand in 2007.

Operating profit margins for the segment were 15.9% and 13.6% in the three and nine month periods ended September 28, 2007 compared to 15.6% and 14.3% in the respective comparable periods of 2006. Costs associated with workforce reductions and adjustments to production levels to match demand in the engine retarder business decreased operating profit margins by 25 and 90 basis points for the three and nine month periods ended September 28, 2007, respectively, compared with the same periods of 2006. Operating profit margins improved during the three months ended September 28, 2007 due to increases in production volume and favorable product mix during the quarter. The Company expects operating margins to decline in the fourth quarter of 2007 as production levels decline, product mix returns to normal levels, and as a result of planned restructuring activities with the business. In addition, the Company expects lower production levels at the engine retarder business to continue to adversely impact revenues and operating margins for the balance of 2007.

Overview of Businesses within the Tools & Components Segment

Mechanics hand tools sales, representing 69% of segment sales in the quarter, grew 3% and 1.5% for the three and nine months ended September 28, 2007, respectively, compared with the analogous 2006 periods. The segment’s Matco business grew at a modest rate for the three months ended September 28, 2007 as the business benefited from recent product introductions and year over year price increases. The retail hand tool business experienced strength in China and in its export business to Europe in addition to year-over-year sales growth in certain of its retail channels. This performance was partially offset by a year-over-year decline in sales to Sears/K-Mart, the retail hand tools business’ largest customer. Inventory reductions and soft same-store sales continue to adversely impact sales to Sears/K-Mart. The segment’s niche businesses experienced flat sales for the three months ended September 28, 2007 and mid-single digit sales declines for the nine months ended September 28, 2007 compared with the comparable periods of 2006. The impact of the regulatory issue noted above was partially offset by improved performance in the segment’s wheel service business during the third quarter of 2007.

GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$2,731,151	$2,408,495	$7,884,740	$6,840,662
Cost of sales	1,481,940	1,319,391	4,294,375	3,823,429
Gross profit	1,249,211	1,089,104	3,590,365	3,017,233
Gross profit margin	45.7%	45.2%	45.5%	44.1%

The increase in gross profit margin from continuing businesses in the three and nine month periods ended September 28, 2007 compared to 2006 resulted from leverage on increased sales volume, the on-going manufacturing cost improvements in existing business units driven by our DBS processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired, and cost reductions in recently acquired business units. Increases in selling prices also contributed to gross profit margin improvement. Gross profit margins also improved due to lower-margin sales to the United States Postal Service in the product identification business comprising a smaller proportion of sales during the three and nine month period compared to the comparable prior year periods. The gross margins for the nine-month period ended September 28, 2007 also benefited from the inclusion of nine months of gross margin associated with Sybron as compared to the comparable period of the prior year when four months were included as the acquisition occurred in May 2006.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in 000’s)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$2,731,151	$2,408,495	$7,884,740	$6,840,662
Selling, general and administrative expenses	655,116	584,561	1,943,919	1,645,434
Research and development expenses	131,161	118,680	384,841	330,175
SG&A as a % of sales	24.0%	24.3%	24.7%	24.1%
R&D as % of sales	4.8%	4.9%	4.9%	4.8%

During the three months ended September 28, 2007, selling, general and administrative expenses as a percentage of sales decreased 30 basis points from the comparable 2006 period. During the nine months ended September 28, 2007, selling, general and administrative expenses as a percentage of sales increased 60 basis points from 2006 levels. Year-over-year increases in selling, general and administrative expenses resulting from recently acquired businesses (principally Sybron Dental and Vision) which have relatively higher operating expense structures, as well as additional spending to fund growth opportunities throughout the Company were offset in the three months ended September 28, 2007 by operating leverage from higher sales during the period as well as the recovery of certain previously written-off receivable balances.

Research and development expenses, which consist principally of internal and contract engineering personnel costs, were consistent as a percentage of sales in all periods. The Company continues to invest in new product development within all of its businesses, with particular emphasis on the medical technologies, electronic test and environmental businesses.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $25.7 million in the three months ended September 28, 2007 was $0.8 million lower than in the corresponding 2006 period. Interest expense of $76.9 million in the nine months ended September 28, 2007 was $23.3 million higher than in the corresponding 2006 period. The increase in interest expense during the nine months ended September 28, 2007 is primarily due to higher debt levels during the period, primarily due to borrowings incurred to fund the acquisition of Sybron Dental and Vision which occurred in 2006. For the three months ended September 28, 2007, the impact of lower average outstanding debt balances during the period compared to the same period of 2006 was offset by higher overall interest rates on European commercial paper borrowings in the 2007 period.

Interest income of $0.8 million and $3.4 million was recognized in the three and nine month periods ended September 28, 2007, respectively, which represents a reduction in interest income from the corresponding periods of 2006. Average invested cash balances were lower in the first nine months of 2007 compared to 2006 due to employing cash balances to complete several acquisitions in 2006 and the first nine months of 2007 as well as to repurchase shares of Company common stock.

INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits of $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company’s unrecognized tax benefits totaled $254 million, and as of September 28, 2007, totaled $328 million. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below) and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for the first nine months of 2007 differs from the United States federal statutory rate of 35% primarily as a result of the lower effective tax rates that apply to certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2006, the total amount of earnings planned to be reinvested indefinitely outside the United States was $3.4 billion.

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

The effective tax rate for continuing operations was 23.6% and 25.7% in the three and nine months periods ended September 28, 2007, respectively, as compared to 26.9% and 22.0% in the three and nine months periods ended September 29, 2006, respectively. The effective tax rate for the three months ended September 28, 2007 is lower than the rate used for the first six months of the year as revised estimates, primarily related to the mix and taxation of earnings related to US and non-U.S. subsidiaries, resulted in a reduction of the income tax provision of approximately $8 million during the quarter. The Company now expects the effective tax rate for the balance of 2007 to be approximately 26.2%. During the three months ended September 28, 2007, new tax legislation was signed into law in several taxing jurisdictions, most notably in Germany and Denmark, reducing income tax rates for 2008 and future periods. These changes resulted in a reduction in net deferred tax liabilities and a like reduction to income tax expense for the quarter as required under FASB Statement 109, Accounting for Income Taxes. The lower statutory rates are expected to be offset by other statutory changes in these jurisdictions, such that it is expected that the new legislation will not materially reduce the Company’s effective tax rate in future years. The benefit from this tax rate reduction was partially offset by establishing income tax reserves related to uncertain tax positions in various taxing jurisdictions.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first nine months of 2007 or 2006. Though market forces have driven significant increases in the costs of steel and petroleum-based products over the last three years, the costs of these materials appear to have stabilized. The costs of non-ferrous metals have also generally increased over the last eighteen months, which have impacted certain of the Company’s businesses. To the extent appropriate, the Company is passing along certain of these cost increases to customers.

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

Interest Rate Risk

Changes in interest rates would change the fair value of the Company’s fixed-rate long-term debt, due to the difference between the market interest rate and the rate of interest at the date of purchase or issuance of the fixed-rate debt. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 28, 2007, the market value of the Company’s fixed-rate long-term debt would decrease by $40 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus 0.425%. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or derivatives.

Exchange Rate Risk

The Company has a number of manufacturing sites throughout the world and sells its products globally. Assets and liabilities denominated in a foreign currency, transactions arising from international trade and international financing activities between subsidiaries all expose the Company to market risk from changes in foreign currency exchange rates. The Company is exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which it manufactures and sells products and services, or in which it denominates assets and liabilities. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. Dollar, operating profits are increased or decreased, respectively. The Eurobond Notes described below, as well as the European component of the commercial paper program which, as of September 28, 2007, had outstanding borrowings equivalent to $926 million, provides a natural hedge to a portion of the Company’s European net asset position.

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

Overview of Cash Flows and Liquidity

	($ in 000’s)
	Nine Months Ended September 28, 2007	Nine Months Ended September 29, 2006
Operating cash flows from continuing operations	$1,127,994	$1,072,039
Operating cash flows from discontinued operations	(53,533)	12,014

Net cash flows from operating activities	1,074,461	1,084,053

Purchases of property, plant and equipment	(100,186)	(98,572)
Cash paid for acquisitions	(790,598)	(2,173,180)
Cash paid for investment in acquisition target and other marketable securities	(23,219)	(84,102)
Proceeds from sale of investment and divestitures	299,642	98,485
Other sources	14,118	7,869

Investing cash flows from continued operations	(600,243)	(2,249,500)
Investing cash flows from discontinued operations	(722)	(717)

Net cash used in investing activities	(600,965)	(2,250,217)

Proceeds from the issuance of common stock	165,266	78,274
Borrowings, net of repayments	(610,457)	1,050,655
Purchase of treasury stock	(117,486)	—
Payment of dividends	(24,735)	(18,425)

Net cash provided by (used in) financing activities	(587,412)	1,110,504

•

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $1,128 million for the first nine months of 2007, an increase of $56 million, or 5% as compared to the comparable period of 2006. Earnings growth contributed an additional $105 million to operating cash flow from continuing operations in the first nine months of 2007 compared to the comparable period of 2006. Non-cash charges for depreciation, amortization and stock compensation included in net earnings contributed an additional $39 million to operating cash flow from continuing operations for the first nine months of 2007 compared with the same period in 2006. The Company paid additional income taxes during the first nine months of 2007 which reduced year-over-year operating cash flow from continuing operations by $112 million and partially offset the positive factors noted above.

•	As of September 28, 2007, the Company held $209 million of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired ten companies and product lines during the first nine months of 2007 and completed the acquisition of the remaining shares of Vision not owned as of December 31, 2006, for total consideration of $791 million in cash, including transaction costs and net of cash acquired. In the three months ended September 28, 2007, the Company acquired three companies for total consideration of $441 million in cash, including transaction costs and net of cash acquired.

•	In July 2007, the Company completed the sale of its power quality business generating approximately $275 million of net cash proceeds.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, tax timing differences, pension funding decisions and other items can significantly impact cash flows.

On an overall basis, turnover of operating working capital (which the company defines as accounts receivable plus inventory less accounts payable) improved during the nine month period ended September 28, 2007 compared to the same period of 2006. Improvements in inventory turnover and days payables outstanding were partially offset by increases in days sales outstanding resulting in the dollar impact of these items on operating cash flows from continuing operations for the nine months ended September 28, 2007 being essentially the same as the comparable period of 2006. The increases in days sales outstanding were a result of the timing of sales within the quarter and a higher percentage of European sales in the first nine months of 2007, where the customer payment terms are generally longer than the Company average. As discussed above, payment of additional income taxes in the nine month period ended September 28, 2007 also adversely impacted year-over-year operating cash flow from continuing operations comparisons by $112 million.

The Company recorded a gain of $150 million related to the sale of its power quality business in the third quarter of 2007. The cash proceeds from the sale of the power quality business are shown as a component of cash from investing activities. Operating cash flows from discontinued operations includes approximately $55 million of income tax payments related to the gain on the sale of the business.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Please refer to Note 2 to the Notes to the Consolidated Condensed Financial Statements for additional information.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities related to continuing operations was $600 million in the first nine months of 2007 compared to $2.2 billion of net cash used in the comparable period of 2006. Gross capital spending of $100 million for the first nine months of 2007 increased marginally from the first nine months of 2006. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2007, the Company expects capital spending of $150 to $175 million, though actual expenditures will ultimately depend on business conditions.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year. ChemTreat is part of the Company’s environmental business and its results are reported within the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses.

In addition, the Company acquired nine other companies or product lines during the first nine months of 2007 and completed the acquisition of the remaining shares of Vision not owned by the Company as of December 31, 2006, as discussed below. Total consideration for these nine acquisitions and the remaining shares of Vision acquired during the first quarter was $366 million in cash, including transaction costs and net of cash acquired. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as electronic test, dental technologies, product identification, sensors and controls and environmental instruments. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these nine acquired businesses (excluding Vision) at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million.

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

Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its last completed fiscal year. The pairing of Vision with the Company’s existing life science instrumentation business, Leica, has significantly broadened the Company’s product offerings in the growing anatomical pathology market and is expected to expand the sales and growth opportunities for both the Leica and Vision businesses. The Company believes that the pairing of Leica and Vision will also create a broader base for the acquisition of complementary businesses in the life sciences industry.

In July 2007, the Company completed the sale of its power quality business generating approximately $275 million of net cash proceeds. This business, which was part of the Industrial Technologies segment and designs and manufactures power quality and reliability products and services, had aggregate annual revenues of approximately $130 million in 2006. The Company used the proceeds from this sale for general corporate purposes, including debt reduction and acquisitions.

As noted above, on October 14, 2007, the Company and Tektronix entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Tektronix for $38.00 per share, for an aggregate price of approximately $2.8 billion, including transaction costs and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer, regulatory approvals and the absence of a material adverse change with respect to Tektronix. Danaher anticipates completing the offer in the fourth quarter of 2007.

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for engineers in the communications, computer, consumer electronics and education industries, as well as in military/aerospace, semiconductor and a broad range of other industries worldwide. Tektronix had annual revenues of approximately $1.1 billion in its most recently completed fiscal year, and would become part of Danaher’s electronic test platform included in the Professional Instrumentation segment.

Danaher anticipates financing the acquisition initially through borrowings under committed lines of credit that it expects to enter into, through the issuance of commercial paper using such lines of credit as credit support, or through a combination of these financing methods. Danaher anticipates that the ultimate financing for the acquisition will consist of one or more of the following: commercial paper borrowings, the issuance of debt securities and/or the issuance of equity or equity-linked securities.

Financing Activities and Indebtedness

Financing cash flows consist primarily of borrowings and repayments of indebtedness, sales and repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $587 million during the first nine months of 2007 compared to cash generated of $1,111 million during the comparable period of 2006.

The components of the Company’s long-term debt as of September 28, 2007 and December 31, 2006 were as follows:

	September 28, 2007	December 31, 2006
	($ in millions)
Euro-denominated commercial paper (€149 million at September 28, 2007)	$213	$787
U.S. dollar-denominated commercial paper	85	80
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	713	660
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	604	594
6.1% notes due October 2008	250	250
Other borrowings	82	63

Total	1,947	2,434
Less – currently payable	20	11

Long-term debt	$1,927	$2,423

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

Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. The Company issued $2 billion of commercial paper in May 2006 and used the proceeds principally to fund its acquisition of Sybron Dental. In late 2006 and during the first nine months of 2007, the Company utilized its commercial paper program to fund the acquisitions of Vision, ChemTreat and certain other smaller acquisitions, as well as repurchases of the Company’s common stock. The Company has used available cash flow and the proceeds from the 2006 4.5% Eurobond Note offering to reduce outstanding borrowings under the commercial paper programs. As of September 28, 2007, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.9% and an average maturity of 33 days and the amounts outstanding under the US Dollar-denominated commercial paper program had an average interest rate of 5.1% and an average maturity of 3 days.

Credit support for the commercial paper programs is provided by an unsecured $1.5 billion multicurrency revolving credit facility which the Company entered into in April 2006 to replace two existing $500 million credit facilities. The Company entered into an agreement with the lenders during the second quarter of 2007 to extend the term of the credit facility by one year, so that it now expires on April 25, 2012, subject to a one-year extension option at the request of the Company and with the consent of the lenders. The credit facility can also be used for working capital and other general corporate purposes. Interest is based on either (1) a LIBOR-based formula, (2) a formula based on the lender’s prime rate or on the Federal funds rate, or (3) the rate of interest bid by a particular lender for a particular loan under the credit facility. There were no borrowings under the credit facility during the nine months ended September 28, 2007.

The Company has classified the borrowings under the commercial paper programs as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned credit facility, to refinance these borrowings for at least one year from the balance sheet date.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. However, a downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities. Also, a downgrade in the Company’s credit rating could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and, as of September 28, 2007, the Company was in compliance with all of its debt covenants.

Holders of the LYONs may convert each of their LYONs into 14.5352 shares of the Company’s common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Company common stock) at any time on or before the maturity date of January 22, 2021. As of September 28, 2007, the accreted value of the outstanding LYONs was $50.15 per share, which, at that date, was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may offer to redeem all or a portion of the LYONs for cash at any time. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011.

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

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. During the second quarter of 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at an aggregate cost of $117 million. The repurchases were funded from available cash and borrowings under the Company’s commercial paper program. At September 28, 2007, the Company had 3.4 million shares remaining for stock repurchases under the existing Board authorization. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

The Company increased its regular quarterly dividend to $0.03 per share during the second quarter of 2007, and declared a regular quarterly dividend of $0.03 per share payable on October 26, 2007 to holders of record on September 28, 2007. Aggregate cash payments for dividends during the first nine months of 2007 were $25 million.

Cash and Cash Requirements

As of September 28, 2007, the Company held $209 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The Company will continue to have cash requirements to support acquisitions (including the anticipated acquisition of Tektronix), working capital needs and capital expenditures, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. With respect to the anticipated acquisition of Tektronix, which will require approximately $2.8 billion of cash and is expected to close in 2007, the Company anticipates financing the acquisition initially through borrowings under committed lines of credit that it expects to enter into, through the issuance of commercial paper using such lines of credit as credit support, or through a combination of these financing methods. Danaher anticipates that the ultimate financing for the acquisition will consist of one or more of the following: commercial paper borrowings, the issuance of debt securities and/or the issuance of equity or equity-linked securities. With respect to the Company’s other cash requirements, it generally intends to use available cash and internally generated funds to meet these cash requirements, supplemented as necessary with borrowings under existing commercial paper programs or credit facilities or by accessing the capital markets. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

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

CONTRACTUAL OBLIGATIONS

There have been no significant changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for a change related to our adoption of FIN 48. The liabilities for unrecognized tax benefits under FIN 48 were $328 million as of September 28, 2007. Because there is a high degree of uncertainty regarding the timing of cash flows related to these unrecognized tax benefit liabilities, we cannot reasonably estimate the settlement periods and amounts.

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

Management believes there have been no significant changes during the nine months ended September 28, 2007 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On April 21, 2005, the Company announced that on April 20, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased no shares during the three months ended September 28, 2007, and approximately 3.4 million shares remain available for repurchase under the program. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s 1998 Stock Option Plan and 2007 Stock Incentive Plan and for other corporate purposes. The Company expects to fund the repurchase program using the Company’s available cash balances or existing lines of credit.

On August 23, 2007, a holder of 200 LYONs converted the LYONs into an aggregate of 2,907 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan

10.2	Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan

10.3	Description of Compensation Arrangements for Non-Employee Directors

10.4	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007.
(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on March 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 17, 2007	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 17, 2007	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer