Form 10-K
period 2007-12-31
DANAHER CORP /DE/
filed 2008-02-21
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 15, 2008, the number of shares of Registrant’s common stock outstanding was 318.3 million. The aggregate market value of common shares held by non-affiliates of the Registrant on June 29, 2007 was $18.1 billion, based upon the closing price of the Registrant's common shares as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 103

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for its 2008 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end. With the exception of the sections of the 2008 Proxy Statement specifically incorporated herein by reference, the 2008 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, margins, expenses, tax provisions (or reversals of tax provisions), earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to our stock repurchase program, potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. We do not assume any obligation and do not intend to update any forward-looking statement except as required by law.

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

We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for our products and services;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.

To accomplish these goals, we use a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. Within the DBS framework, we also pursue a number of ongoing strategic initiatives intended to improve our operational performance, including global sourcing of materials and services and innovative product development. We also acquire businesses that we believe can help us achieve the objectives described above, and believe that many acquisition opportunities remain available within our target markets. We will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect our overall growth and operating results. We also continually assesses the strategic fit of our existing businesses and may divest businesses that are not deemed to strategically fit with our ongoing operations or are not achieving the desired return on investment.

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

Operating Segments

The table below describes the percentage of our total annual revenues attributable to each of our four segments over each of the last three fiscal years:

	For the Years Ended December 31
Segment	2007	2006	2005
Professional Instrumentation	32%	31%	33%
Medical Technologies	27%	23%	15%
Industrial Technologies	29%	32%	36%
Tools & Components	12%	14%	16%

Sales in 2007 by geographic destination were: North America, 49%; Europe, 31%; Asia, 13%; and other regions, 7%. For additional information regarding our segments and sales by geography, please refer to Note 16 in the Consolidated Financial Statements included in this Annual Report.

PROFESSIONAL INSTRUMENTATION

Businesses in our Professional Instrumentation segment offer professional and technical customers various products and services for use in the performance of their work. Professional Instrumentation encompasses two strategic lines of business: environmental and test and measurement. Sales for this segment in 2007 by geographic destination were: North America, 45%; Europe, 31%; Asia, 15%; and other regions, 9%.

Environmental. The environmental businesses serve two main markets: water quality and retail/commercial petroleum. We entered the water quality sector in 1996 through the acquisition of American Sigma and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including Dr. Lange in 1998, Hach Company in 1999, Viridor Instrumentation in 2002, Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. Today, we are a worldwide leader in the water quality sector. Our water quality operations design, manufacture and market:

•

a wide range of analytical instruments, related consumables, and associated services that detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, and ultrapure water;

•	ultraviolet disinfection systems; and

•

industrial water treatment solutions, including chemical treatment solutions and analytical services intended to address corrosion, scaling and biological growth problems in boiler, cooling water and industrial waste water applications. We entered this market through our acquisition of ChemTreat in July 2007.

Typical users of our analytical instruments, related consumables and associated services, and our ultraviolet disinfection systems, include municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, and third-party testing laboratories. Typical users of our industrial water treatment solutions include industrial plants in a wide range of industries. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, and the comprehensiveness of the supplier’s product offering and the other factors described under “-Competition.” Our water quality business provides products under a variety of well-known brands, including HACH, HACH/LANGE, HACH ULTRA ANALYTICS, TROJAN TECHNOLOGIES and CHEMTREAT. Manufacturing facilities are located in North America, Europe, and Asia. Sales are generally made through our direct sales personnel, independent representatives, independent distributors and e-commerce.

We have participated in the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including Red Jacket in 2001 and Gilbarco in 2002. Today, we are a leading worldwide provider of products and services for the retail/commercial petroleum market. Through the Gilbarco Veeder-Root business, we design, manufacture, and market a wide range of retail/commercial petroleum products and services, including:

•	monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and merchandising systems;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Customers in this industry choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographical coverage and the other factors described under “—Competition.” We market our retail/commercial petroleum products under a variety of brands, including GILBARCO, VEEDER-ROOT, and RED JACKET. Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.

Test and Measurement. Our test and measurement business was created in 1998 through the acquisition of Fluke Corporation, and has since been supplemented by the acquisitions of a number of additional test and measurement businesses. We doubled the size of the test and measurement business with the acquisition of Tektronix, Inc. in November 2007. Our test and measurement business consists of four primary businesses.

The Fluke businesses design, manufacture, and market a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. Products in this business are marketed under a variety of brands, including FLUKE, RAYTEK, and FLUKE BIOMEDICAL. Sales in the Fluke business are generally made through independent distributors as well as direct sales personnel.

The Fluke Networks business provides software and hardware products used for the testing, monitoring, and analysis of local and wide area (“enterprise”) networks and the fiber and copper infrastructure of those networks. In 2006, Fluke Networks expanded its offerings in the area of network monitoring and application performance management solutions through the acquisition of Visual Networks, Inc. Typical users of these products include computer network engineers and technicians. Products in this business are primarily marketed under the FLUKE NETWORKS brand. Sales in the Fluke Networks business are generally made through direct sales personnel as well as independent distributors.

The Tektronix Instruments business offers general purpose test products as well as a variety of video test, measurement and monitoring products. Tektronix’s general purpose products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers, are used to capture, display and analyze streams of electrical data. Typical users include research and development engineers who use these products to design, de-bug and manufacture electronic components, subassemblies and end-products in a wide variety of industries, including the communications, computer, consumer electronics, education, military/aerospace and semiconductor industries. Tektronix’s video test products include waveform monitors, video signal generators, compressed digital video test products and other test and measurement equipment used to help ensure delivery of the best possible video experience to the viewer. Typical users of these products include video equipment manufacturers, content developers and traditional television broadcasters. Products in this business are marketed under the TEKTRONIX and MAXTEK brands. Sales in the Tektronix business are generally made through direct sales personnel as well as independent distributors and resellers.

The Tektronix Communications business offers network management solutions, network diagnostic equipment and related support services for both fixed and mobile telecommunications networks. Network management tools continuously manage network performance and help optimize the service performance of the communications network. Network diagnostic equipment is used to test and monitor telecommunications networks. Typical users of these products include telecommunication network operators and technicians. Products in this business are marketed under the TEKTRONIX brand. Sales in the Tektronix Communications business are generally made through direct sales personnel as well as independent distributors and resellers.

Test and measurement business manufacturing facilities are located in North America, Europe, and Asia. All of our test and measurement businesses are leaders in their served market segments. The test and measurement industry continues to be very competitive, both in the United States and abroad. We face competition from companies who compete with us in multiple product categories and from companies who compete with us in specialized areas of test and measurement. Competition in the Fluke businesses is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product and the other factors described under “—Competition.” Competition in the Tektronix businesses is also based on a number of factors, including product performance, technology, customer service, product availability and price as well as the other factors described under “—Competition.”

MEDICAL TECHNOLOGIES

Our Medical Technologies segment offers dentists, other doctors and hospital, research and scientific professionals various products and services that are used in connection with the performance of their work. Sales for this segment in 2007 by geographic destination were: North America, 37%; Europe, 41%; Asia, 14%; and other regions, 8%.

We entered the medical technologies line of business in 2004 through the acquisitions of Kaltenbach & Voigt GmbH & Co KG (KaVo), the Gendex business of Dentsply International Inc., and Radiometer A/S. We have subsequently added to the medical technologies business through various acquisitions, most notably the acquisitions of Leica Microsystems in 2005 and Sybron Dental Specialties and Vision Systems Limited in 2006. The medical technologies businesses serve three main markets: dental products, acute care diagnostics, and life sciences instrumentation.

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

Typical users of these products include dentists, orthodontists, endodontists, oral surgeons, dental technicians, and other oral health professionals. Dental professionals choose dental products based on a number of factors, including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the KAVO, GENDEX, IMAGING SCIENCES INTERNATIONAL, PELTON & CRANE, DEXIS, ORMCO, KERR and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America, Canada, Mexico and South America. Sales are generally made through independent distributors, with the exception of orthodontic products which are generally sold direct.

Acute Care Diagnostics. Our acute care diagnostics business was created in 2004 through the acquisition of Radiometer and has since been supplemented by two additional acquisitions. Our acute care diagnostics business is a leading worldwide provider of blood gas analysis instruments and related consumables and services. Sold under the RADIOMETER brand, these instruments are used to measure blood gases and related acute care parameters. Typical users of Radiometer products include hospital central laboratories, intensive care units, hospital operating rooms, and hospital emergency rooms. Customers in this industry select products based on a number of factors, including the accuracy and speed of the product, the scope of tests that can be performed, the product’s ability to enhance productivity and the other factors described under “—Competition.” Manufacturing facilities are located in Europe and North America, and sales are made primarily through our direct sales personnel and through distributors in some countries.

Life Sciences Instrumentation. Our life sciences instrumentation business was created in 2005 through the acquisition of Leica Microsystems and was expanded in 2006 with the acquisition of Vision Systems Limited. Our Leica business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization of, microscopic structures. Our Leica and Vision businesses are also a leading global provider of pathology instrumentation and associated consumables, providing a complete line of instruments used in the preparation of tissue samples for examination by medical and research pathologists. Our life sciences products include:

•	optical and laser scanning microscopes;

•	automated specimen preparation instruments and related reagents;

•	pathology diagnostic tests, including cancer diagnostics; and

•	surgical and other stereo microscopes.

Typical users of our products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters. Customers in this industry select products based on a number of factors, including product performance and ergonomics, the product’s capacity to enhance productivity, the comprehensiveness of the related reagent portfolio and the other factors described under “—Competition.” We generally market our products under the LEICA brand. Manufacturing facilities are located in Europe, Australia, Asia and the United States. The businesses sell to customers through a combination of our direct sales personnel, independent representatives and independent distributors.

INDUSTRIAL TECHNOLOGIES

Businesses in our Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers (OEMs) into various end-products and systems. Many of the businesses also provide services to support these products, including helping customers install and service the products. As of December 31, 2007, our Industrial Technologies segment encompassed two strategic lines of business, motion and product identification, and two focused niche businesses, aerospace and defense, and sensors and controls. Sales for this segment in 2007 by geographic destination were: United States, 50%; Europe, 34%; Asia, 11%; and other regions, 5%.

Product Identification. We entered the product identification market through the acquisition of Videojet in 2002, and have expanded our product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited and Accu-Sort Systems Inc. in 2003 and Linx Printing Technologies PLC in January 2005. We are a leader in our served product identification market segments. Our businesses design, manufacture, and market a variety of equipment used to print and read bar codes, date codes, lot codes, and other information on primary and secondary packaging. Our products are also used in certain high-speed printing applications. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations. Customers in this industry choose suppliers based on a number of factors, including printer speed and accuracy, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” Our product identification products are marketed under a variety of brands, including VIDEOJET, ACCU-SORT, WILLETT, ZIPHER, ALLTEC and LINX. Manufacturing facilities are located in the United States, Europe, South America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

Motion. We entered the motion control industry through the acquisition of Pacific Scientific Company in 1998, and have subsequently expanded our product and geographic breadth with additional acquisitions, including American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002. We are currently one of the leading worldwide providers of precision motion control equipment. Our businesses provide a wide range of products including:

•	standard and custom motors;

•	drives;

•	controls; and

•	mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators)

These products are sold in various precision motion markets such as packaging equipment, medical equipment, robotics, circuit board assembly equipment, elevators, and electric vehicles, such as lift trucks. Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including price, product performance, the comprehensiveness of the supplier’s product offering, the geographical coverage offered by the supplier and the other factors described under “—Competition.” Our motion products are marketed under a variety of brands, including KOLLMORGEN, THOMSON, DOVER, PORTESCAP and PACIFIC SCIENTIFIC. Manufacturing facilities are located in the United States, Europe, Latin America, and Asia. Sales are generally made through our direct sales personnel and through independent distributors.

Aerospace and Defense. Our aerospace and defense business designs, manufactures, and markets a variety of aircraft and defense equipment, including:

•	smoke detection and fire suppression systems;

•	energetic material systems;

•	electronic security systems;

•	linear actuators;

•	electrical power generation systems; and

•	submarine periscopes and related sensors.

These product lines came principally from the acquisitions of Pacific Scientific in 1998 and Kollmorgen in 2000 and have been supplemented by several subsequent acquisitions. Typical users of these products include commercial and business aircraft manufacturers as well as defense systems integrators and prime contractors. Customers in this industry choose suppliers based on a number of factors, including the supplier’s experience with the particular technology or application in the aerospace and defense industry, product reliability and the other factors described under “—Competition.” Our aerospace and defense products are marketed under a variety of brands, including the PACIFIC SCIENTIFIC, SUNBANK, SECURAPLANE, KOLLMORGEN ELECTRO-OPTICAL, ARTUS, CALZONI and OECO brands. Sales are generally made through our direct sales personnel.

Sensors & Controls. Our sensors & controls products include instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow, and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems. These products are marketed under a variety of brands, including DYNAPAR, HENGSTLER, PARTLOW, PREDYNE, WEST, NAMCO, GEMS SENSORS, SETRA, QUALITROL and HATHAWAY. Sales are generally made through our direct sales personnel and independent distributors.

Manufacturing facilities of our Industrial Technologies focused niche businesses are located in the United States, Latin America, Europe, and Asia.

TOOLS & COMPONENTS

As of December 31, 2007, our Tools & Components segment encompassed one strategic line of business, mechanics’ hand tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems. Sales for this segment in 2007 by geographic destination were: United States, 83%; Europe, 5%; Asia, 7%; and other regions, 5%.

Mechanics’ Hand Tools. The mechanics’ hand tools business consists of several companies that do business as the Danaher Tool Group (“DTG”), and Matco Tools (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics' hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears Holdings Corporation’s CRAFTSMAN line of mechanics' hand tools for over 65 years. Matco manufactures and distributes professional tools, toolboxes and automotive equipment, through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional and do-it-yourself mechanics typically select tools based on quality, brand, price, relevant innovative features and the other factors described under “—Competition.”

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

Delta Consolidated Industries. Delta is a leading manufacturer of automotive truckboxes and industrial gang boxes, which it sells primarily under the DELTA and JOBOX brands. These products are used by both commercial users, such as contractors, and individual consumers. Sales are generally made through independent distributors and retailers.

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

************************************

The following discussions of Materials, Intellectual Property, Competition, Seasonal Nature of Business, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations, Major Customers and Other Matters include information common to all of our segments.

Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some of the components that we use that require particular specifications there may be a limited number of suppliers that can readily provide such components. There have been no raw materials shortages that have had a material adverse impact on our business as a whole. Market forces have driven significant increases in the costs of steel and petroleum-based products over the last three years, and the costs of non-ferrous metals have also generally increased over the last eighteen months. We have passed certain of these cost increases on to customers in the form of price increases. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

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

Competition

Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all of the same product lines or serve all of the same markets as we do. Because of the diversity of the products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional or specialized competitors, as well as larger companies or divisions of larger companies that have greater sales, marketing, research, and financial resources than we do. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets served. Key competitive factors typically include the specific factors noted above with respect to each particular business, as well as price, quality, delivery speed, service and support, innovation, distribution network, and brand name. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”

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

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items.

Backlog

The table below provides the unfulfilled orders attributable to each of our four segments as of the end of each year ($ in millions):

	As of December 31
Segment	2007	2006
Professional Instrumentation	$597	$252
Medical Technologies	235	192
Industrial Technologies	811	719
Tools & Components	66	65

We expect that a large majority of unfilled orders will be delivered to customers within 3 to 4 months. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term performance.

Employee Relations

At December 31, 2007, we employed approximately 50,000 persons, of which approximately 24,000 were employed in the United States. Of these United States employees, approximately 2,500 were hourly-rated unionized employees. We also have government-mandated collective bargaining arrangements or union contracts in other countries. Though we consider our labor relations to be satisfactory, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Research and Development

The table below describes our research and development expenditures over each of the last three years, by segment and in the aggregate ($ in millions):

	For the Years Ended December 31
Segment	2007	2006	2005
Professional Instrumentation **	$272	$174	$157
Medical Technologies	168	123	75
Industrial Technologies	150	133	130
Tools & Components	11	10	12

Total	$601	$440	$374

**	Included in 2007 research and development expenses for the Professional Instrumentation segment is a charge for $60 million related to acquired in-process research and development in connection with the Tektronix acquisition.

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.”

Government Contracts

Although the substantial majority of our revenue in 2007 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities, primarily involving products in the aerospace and defense, product identification, water quality and motion businesses. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. Our failure to comply with these requirements might result in suspension of these contracts, criminal or civil sanctions, administrative penalties or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to “Item 1A. Risk Factors.”

Regulatory Matters

Environmental, Health & Safety

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on our capital expenditures, earnings or competitive position, and we do not anticipate material capital expenditures for environmental control facilities. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”

In addition to environmental compliance costs, we from time to time incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where we and others disposed of hazardous wastes require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under federal and state environmental laws and regulations. We have projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

We have made a provision for environmental remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies as well as our prior experience with similar sites. If the Company determines that potential remediation liability for properties currently or previously owned is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. We also estimate our exposure for environmental-related personal injury claims and accrue for this estimated liability as such claims become known. While we actively pursue insurance recoveries as well as recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realization is deemed probable and reasonably estimable. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, we cannot assure you that our estimates of environmental liabilities will not change.

In view of our financial position and reserves for environmental remediation matters and environmental-related personal injury claims and based on current information and the applicable laws and regulations currently in effect, we believe that our liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on our results of operations, financial condition or cash flow. For a discussion of risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”

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

Export/Import Compliance

We are required to comply with various export/import control and economic sanctions laws, including:

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

•

the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and

•	the import regulatory activities of the U.S. Customs and Border Protection.

Non-United States governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

International Operations

Our products and services are available worldwide. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams to offset economic trends in individual economies and offers us an opportunity to access new markets for products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. The table below describes annual revenue derived outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2007	2006	2005
Professional Instrumentation	55%	53%	53%
Medical Technologies	63%	66%	73%
Industrial Technologies	50%	50%	38%
Tools & Components	17%	14%	14%

Total percentage of revenue derived outside of the United States	51%	49%	44%

Our principal markets outside the United States are in Europe and Asia.

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets in each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2007	2006	2005
Professional Instrumentation	45%	43%	41%
Medical Technologies	60%	55%	87%
Industrial Technologies	19%	24%	18%
Tools & Components	6%	6%	6%
Total	44%	42%	42%

For additional information related to revenues and long-lived assets by country, please refer to Note 16 to the Consolidated Financial Statements.

The manner in which our products and services are sold differs by business and by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell into non-U.S. markets through various representatives and distributors and directly from the U.S. In countries with low sales volumes, we generally sell through representatives and distributors.

Financial information about our international operations is contained in Note 16 of the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” and information about the possible effects of foreign currency fluctuations on our business is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-US operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”

Major Customers

We have no customers that accounted for more than 10% of consolidated sales in 2007, 2006 or 2005.

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

Corporate Governance Guidelines and Committee Charters

Our Corporate Governance Guidelines, the charters of each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors, and the Danaher Standards of Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers) are available in the “Investors – Corporate Governance” section of our website at www.danaher.com. Stockholders may request a free copy of these documents from:

Danaher Corporation

Attention: Corporate Secretary

2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, DC 20006

Certifications

We have filed certifications under Rule 13a-14(a) under the Exchange Act as exhibits to this Annual Report on Form 10-K. In addition, our President and CEO submitted an annual CEO Certification to the New York Stock Exchange on May 29, 2007 in accordance with the NYSE listing standards.

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

Our businesses operate in industries that are intensely competitive. Because of the diversity of products we sell and the variety of markets we serve, we encounter a wide variety of competitors. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, and as a result of increasing consolidation in particular markets. In order to compete effectively, we must retain longstanding relationships with major customers, establish relationships with new customers, continually develop new products and services designed to maintain our leadership position in various product categories and penetrate new markets. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products will become technologically obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	encourage customers to adopt new technologies;

•	anticipate our competitors’ development of new products and technological innovations;

•	obtain adequate intellectual property rights;

•	innovate and develop new technologies and applications that are accepted by our customers; and

•	successfully commercialize new technologies in a timely manner.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

Our growth rate could decline if the markets into which we sell our products decline or do not grow as anticipated.

Visibility into our markets is limited. Our quarterly sales and operating results depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline in our customers' markets would likely result in diminished demand for our products and services and would adversely affect our growth rate and profitability.

Our acquisition of businesses could negatively impact our profitability and return on invested capital. Conversely, any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material. During 2007 we acquired twelve businesses for an aggregate purchase price of approximately $3.6 billion (including transaction costs and net of cash acquired); during 2006 we acquired eleven businesses for an aggregate purchase price of approximately $2.7 billion (including transaction costs and net of cash acquired); and during 2005 we acquired 13 businesses for an aggregate purchase price of approximately $885 million (including transaction costs and net of cash acquired). Our acquisitions involve a number of risks and financial, managerial and operational challenges, including the following, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability:

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

Conversely, we may not be able to consummate acquisitions at similar rates to the past, which could adversely impact our growth rate. Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements or any further deterioration in the credit markets could also adversely impact our ability to consummate acquisitions or change the accounting treatment for acquisitions. For example, as a result of the recently issued Statement of Financial Accounting Standard (SFAS) No. 141 (R), Business Combinations, which will be effective for fiscal years beginning after December 15, 2008, we will be required to expense certain acquisition-related items that under current accounting rules do not impact our income statement.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may not be able to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

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

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others, which in aggregate are important to our operations. The steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of our intellectual property rights could adversely impact our competitive position and results of operations. In addition, from time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or misappropriation. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay substantial damages or license fees with respect to the infringed rights, any of which could adversely impact our revenues, profitability and cash flows. Even where we successfully defend against claims of infringement or misappropriation, we may incur significant costs which could adversely affect our profitability and cash flows.

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

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our results of operations, financial condition and reputation.

In addition to the environmental regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental entities and other entities at the federal, state and local levels, including the following:

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

•

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, suspension or withdrawal of approvals and pre-market notification rescissions. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization (ISO), and failure to comply with these rules can also adversely impact our business.

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

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

Foreign currency exchange rates and commodity prices may adversely affect our results of operations and financial condition.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and commodity prices. We have substantial assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar, and to prepare our consolidated financial statements, we must translate these items into U.S. dollars at the applicable exchange rates. In addition, we are a large buyer of steel, non-ferrous metals and petroleum-based products, as well as other commodities required for the manufacture of products. As a result, changes in currency exchange rates and commodity prices may have an adverse effect on our results of operations and financial condition.

If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our business and financial results will suffer.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Some of our businesses purchase their requirements of certain of these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials, components and equipment at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in any of these regulations could reduce demand for our products or increase our costs of producing these products. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations, and the failure of governmental and other entities to adopt new regulations could adversely affect our growth rate. In addition, certain of our customers receive reimbursement from government insurance programs for some of the costs of the products that they purchase from us. Reductions in these reimbursement rates adversely impact the demand for our products.

Adverse changes in our relationships with, or the financial condition or performance of, key distributors, resellers and other channel partners could adversely affect our results of operations.

Certain of our businesses sell a significant amount of their products to key distributors, resellers and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products, and if they favor our competitors’ products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition or performance, could adversely affect our results of operations and cash flows. In addition, the consolidation of distributors in certain of our served industries, as well as the formation of large and sophisticated purchasing groups in industries such as healthcare, could adversely impact our profitability.

The inability to hire, train and retain a sufficient number of skilled officers and other employees could impede our ability to compete successfully.

If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to:

•	effectively integrate acquired businesses and realize anticipated performance results from those businesses;

•

effectively implement the Danaher Business System throughout our organization and achieve the cost savings and other benefits that the effective implementation of the Danaher Business System can achieve; and

•	otherwise profitably grow our business.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2007, approximately 51% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, many of our manufacturing operations and suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures;

•	import or export licensing requirements;

•	unexpected changes in laws or licensing and regulatory requirements, including negative consequences from changes in tax laws;

•	limitations on ownership and on repatriation of earnings;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	terrorist activities and the U.S. and international response thereto.

Any of these risks could negatively affect our results of operations, cash flows, financial condition and overall growth.

Cyclical economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

Certain of our businesses operate in industries that have historically experienced periodic downturns, which have adversely impacted demand for the equipment and services that we manufacture and market. Any competitive pricing pressures, slowdown in capital investments or other downturn in these industries could adversely affect our financial condition and results of operations in any given period.

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

If we suffer loss to our facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

Our indebtedness may limit our use of our cash flow.

As of December 31, 2007, we had approximately $3.7 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $0.9 billion of indebtedness in the form of commercial paper or bank loans under our outstanding facilities and programs. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future. If we add new debt, the risks described above could increase. In addition, any further deterioration in the credit markets may impact the availability and cost of future debt borrowings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Washington, D.C. in a facility that we lease. At December 31, 2007, we had 213 significant manufacturing and distribution locations worldwide, comprising approximately 21 million square feet, of which approximately 13 million square feet are owned and approximately 8 million square feet are leased. Of these manufacturing and distribution locations, 115 facilities are located in the United States and 98 are located outside the United States, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and Australia. The number of manufacturing and distribution locations by business segment is:

•	Professional Instrumentation, 67;

•	Medical Technologies, 46;

•	Industrial Technologies, 65; and

•	Tools & Components, 35.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 11 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Legal Proceedings”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position	Officer Since
Steven M. Rales	56	Chairman of the Board	1984

Mitchell P. Rales	51	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	44	Chief Executive Officer and President	1995

Daniel L. Comas	44	Executive Vice President and Chief Financial Officer	1996

Philip W. Knisely	53	Executive Vice President	2000

James A. Lico	42	Executive Vice President	2002

Thomas P. Joyce, Jr.	47	Executive Vice President	2002

James H. Ditkoff	61	Senior Vice President – Finance and Tax	1991

Jonathan P. Graham	47	Senior Vice President – General Counsel	2006

Robert S. Lutz	50	Vice President – Chief Accounting Officer	2002

Daniel A. Raskas	41	Vice President – Corporate Development	2004

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

Thomas P. Joyce, Jr. was appointed Executive Vice President in May 2006. He has served in a variety of general management positions since joining Danaher in 1990, including most recently as Vice President and Group Executive of Danaher Corporation from December 2002 until May 2006.

James H. Ditkoff has served as Senior Vice President-Finance and Tax since December 2002.

Jonathan P. Graham joined Danaher as Senior Vice President-General Counsel in July 2006. Prior to joining the company, he served as Vice President, Litigation and Legal Policy for General Electric Corporation, a diversified industrial company, from October 2004 until June 2006. He practiced with the law firm of Williams & Connolly LLP, a law firm based in Washington, D.C., from 1988 until September 2004, most recently as partner from 1996 to September 2004.

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

Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 15, 2008, there were approximately 3,193 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2007			2006
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$75.97	$69.11	$.02	$65.42	$54.04	$.02
Second quarter	$76.09	$69.61	$.03	$68.47	$60.63	$.02
Third quarter	$84.35	$72.90	$.03	$69.05	$59.72	$.02
Fourth quarter	$89.22	$80.04	$.03	$75.28	$66.87	$.02

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

Issuer Purchase of Equity Securities

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s existing stock plans (or any successor plan) and for other corporate purposes.

During 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at a cost of $117 million. None of the repurchases were made during the fourth quarter of 2007. These repurchases were funded from available cash and from proceeds from the issuance of commercial paper. During 2005, the Company repurchased 5 million shares of Company common stock in open market transactions at an aggregate cost of $258 million. The 2005 repurchases were funded from available cash and from borrowings under uncommitted lines of credit. At December 31, 2007, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

In addition, during the fourth quarter of 2007, holders of an aggregate of 3,202 Liquid Yield Option Notes (LYONs) converted the LYONs into an aggregate of 46,539 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2007		2006	2005	2004	2003
Sales	$11,025,917		$9,466,056	$7,871,498	$6,776,505	$5,184,135
Operating Profit	1,740,709		1,500,210	1,247,575	1,042,667	834,999	(a)

Earnings from continuing operations	1,213,998		1,109,206	885,609	735,013	531,912	(a)
Earnings from discontinued operations, net of tax	155,906	(b)	12,823	12,191	10,987	4,922	(a)

Net earnings	1,369,904		1,122,029	897,800	746,000	536,834

Earnings per share from continuing operations:
Basic	$3.90		$3.60	$2.87	$2.38	$1.73	(a)
Diluted	3.72		3.44	2.72	2.27	1.67	(a)

Earnings per share from discontinued operations:
Basic	$0.50	(b)	$0.04	$0.04	$0.03	$0.02
Diluted	0.47	(b)	0.04	0.04	0.03	0.02

Net earnings per share:
Basic	$4.40	(b)	$3.64	$2.91	$2.41	$1.75	(a)
Diluted	4.19	(b)	3.48	2.76	2.30	1.69	(a)

Dividends per share	$0.11		$0.08	$0.07	$0.058	$0.05

Total assets	$17,471,935		$12,864,151	$9,163,109	$8,493,893	$6,890,050
Total debt	$3,726,244		$2,433,716	$1,041,722	$1,350,298	$1,298,883

(a)	Includes a benefit of $22.5 million ($14.6 million after-tax or $0.05 per diluted share) from a gain on curtailment of the Company’s Cash Balance Pension Plan recorded in the fourth quarter of 2003.
(b)	Includes $211 million ($150 million after-tax or $0.45 per diluted share) gain on sale of the Company’s power quality business. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements.

OVERVIEW

Danaher strives to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services;

•	upper quartile financial performance compared to Danaher’s peer companies; and

•	upper quartile cash flow generation from operations compared to Danaher’s peer companies.

To accomplish these goals, the Company uses a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. Within the DBS framework, the Company also pursues a number of ongoing strategic initiatives intended to improve operational performance, including global sourcing of materials and services and innovative product development. The Company also acquires businesses that it believes can help it achieve the objectives described above, and believes that many acquisition opportunities remain available within its target markets. The Company will acquire businesses when they strategically fit with existing operations or when they are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect the Company’s overall growth and operating results. The Company also continually assesses the strategic fit of its existing businesses and may divest businesses that are not deemed to strategically fit with ongoing operations or are not achieving the desired return on investment.

Danaher is a multinational corporation with global operations. In 2007, approximately 51% of Danaher’s sales were derived outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry economic and political factors. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s revenue in the short term and thus a key measure of anticipated performance. In those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Significant Acquisitions and Divestitures

In November 2007, the Company significantly expanded its test and measurement business with the acquisition of all of the outstanding shares of Tektronix, Inc. (Tektronix) for total cash consideration of approximately $2.8 billion, including transaction costs and net of cash and debt acquired. Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for engineers in the communications, computer, consumer electronics and education industries, as well as in military/aerospace, semiconductor and a broad range of other industries worldwide. Tektronix had annual revenues of approximately $1.1 billion in its most recently completed fiscal year, and is part of Danaher’s test and measurement business included in the Professional Instrumentation segment. The Company funded the purchase price of the Tektronix acquisition with proceeds from the issuance of commercial paper and the Company’s November 2007 common stock offering (described below), and to a lesser extent from available cash.

Tektronix is expected to provide additional sales and earnings growth opportunities for the Company’s test and measurement business, both through the growth of existing products and services and through the potential acquisition of complementary businesses. The combination of Tektronix with Danaher’s existing test and measurement businesses is also expected to yield significant cost reductions. Company management and other personnel are devoting significant attention to the successful integration of the Tektronix business into Danaher.

On November 7, 2007, the Company completed the underwritten public offering of 6.9 million shares of Danaher common stock at a price to the public of $82.25 per share. The net proceeds, after expenses and the underwriters’ discount, were approximately $550 million, which were used to partially fund the acquisition of Tektronix. In addition, on December 11, 2007, the Company completed the underwritten public offering of $500 million aggregate principal amount of 5.625% senior notes due 2018 (the “2018 Notes”). The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year. ChemTreat is part of the Company’s environmental business included within the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company’s water quality business both through the growth of existing products and services and through the potential acquisition of complementary businesses. The Company financed the acquisition of ChemTreat primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

Also during July 2007, the Company completed the sale of its power quality business for a cash sales price of $275 million net of transaction costs and recorded an after-tax gain of $150 million ($0.45 per diluted share). Prior to the sale, this business was part of the Industrial Technologies segment. The Company has reported the power quality business as a discontinued operation in this Form 10-K in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the power quality business as a discontinued operation.

Business Performance

While differences exist among the Company’s businesses, the Company generally continued to see market growth during the year ended December 31, 2007. The Company’s year-over-year growth rates reflect continued strength in global economic conditions, particularly Europe and Asia, and to a lesser extent, North America. In addition, the growth reflects the continued shift of the Company’s operations into higher growth sectors of the economy. Growth rates slowed somewhat from the rate experienced in 2006 partially due to difficult comparisons with sales levels in 2006 within the Company’s product identification businesses and the impact of regulatory changes in the Company’s engine retarder business discussed below.

The Company continues to operate in a highly competitive business environment in the markets and geographies served. The Company’s performance will be impacted by its ability to address a variety of challenges and opportunities in the markets and geographies it serves, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, increasing significance of technology and intellectual property in the businesses in which the Company operates and increases in raw material costs. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a substantial portion of its sales are generated in foreign currencies. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. On an overall basis, the U.S. dollar weakened against other major currencies in 2007 and closed the year at exchange rate levels weaker than the exchange rate levels as of the end of 2006. The impact of currency rate changes increased reported sales by approximately 3.5% during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Any further weakening of the U.S. dollar against other major currencies would benefit the Company’s future results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s future sales and results of operations.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the year ended December 31, 2007 increased approximately 16.5% over the comparable period of 2006. Sales from existing businesses contributed 4.5% growth. Acquisitions contributed 8.5% to the sales growth during 2007. The impact of currency translation on sales provided 3.5% growth as the U.S. dollar weakened against other major currencies throughout 2007. References in this report to sales from existing businesses include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect.

The growth in sales from acquisitions in the year ended December 31, 2007 primarily related to acquisitions in the Company’s Medical Technologies and Professional Instrumentation businesses. The acquisitions of Sybron Dental Specialties, Inc. (Sybron) in May 2006 and Vision Systems Limited (Vision), at the end of 2006, both of which are part of the Medical Technologies segment, have contributed the majority of this year-over-year acquisition-related revenue growth. Also contributing to the year-over-year growth are the acquisitions of ChemTreat in July 2007 and Tektronix in November 2007, both of which are included in the Professional Instrumentation segment, and the acquisitions of other smaller businesses in the Medical Technologies, Professional Instrumentation and Industrial Technologies segments.

Operating profit margins from continuing operations for the Company were 15.8% in the year ended December 31, 2007 as compared to 15.9% for the year ended December 31, 2006. Following are the key factors impacting the year-over-year comparison of operating profit margins:

•

Operating profit margin improvements in the Company’s existing businesses contributed 85 basis points of margin improvement primarily as a result of broad-based operating profit margin improvements across the Company’s business segments. Operating profit margins benefited from on-going cost reduction initiatives including application of the Danaher Business System and low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of the Danaher Business System in each of our segments, and the Company’s low-cost region sourcing and production initiatives, are both expected to positively impact operating profit margins at both existing and newly acquired businesses in future periods.

•

The dilutive impact of acquisitions reduced 2007 operating profit margins by 90 basis points, including the expensing of approximately $68.2 million of acquisition related charges for in-process research and development and the fair values of acquired inventory and deferred revenues during 2007 in connection with the acquisition of Textronix.

The effective tax rate for 2007 of 25.8% reflects net discrete tax benefits of approximately $21 million, or $0.07 per diluted share. New tax legislation that was signed into law in several taxing jurisdictions during 2007, most notably in Germany and Denmark, reduced income tax rates for 2008 and future periods which resulted in a reduction in the Company’s deferred tax liabilities and a like reduction in 2007 income tax expense as required under SFAS No. 109, Accounting for Income Taxes. The lower statutory rates are expected to be offset by other statutory changes in these jurisdictions, such that the Company's effective tax rate in future years will not be materially reduced as a result of the legislation. Partially offsetting the benefit from the above tax rate reduction was the effect of establishing income tax reserves during the year related to uncertain tax positions in various taxing jurisdiction, net of the reduction of tax reserves associated with Sweden. Refer to Note 13 in the Consolidated Financial Statements for additional information. The Company expects the tax rate for 2008 to be approximately 27%.

The following table summarizes sales by business segment for each of the periods indicated:

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Professional Instrumentation	$3,537.9	$2,906.5	$2,600.6
Medical Technologies	2,998.0	2,220.0	1,181.5
Industrial Technologies	3,153.4	2,988.8	2,794.9
Tools & Components	1,336.6	1,350.8	1,294.5

Total	$11,025.9	$9,466.1	$7,871.5

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment encompasses two strategic businesses: environmental and test and measurement. These businesses produce and sell bench top and compact, professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Sales	$3,537.9	$2,906.5	$2,600.6
Operating Profit	709.5	625.6	538.3
Depreciation and amortization	64.8	48.8	47.8
Operating profit as a % of sales	20.1%	21.5%	20.7%
Depreciation and amortization as a % of sales	1.8%	1.7%	1.8%

Components of Sales Growth

	2007 vs. 2006	2006 vs. 2005
Existing businesses	6.5%	7.5%
Acquisitions	12.0%	4.0%
Currency exchange rates	3.5%	0.5%

Total	22.0%	12.0%

2007 COMPARED TO 2006

As detailed in the table above, segment sales for Professional Instrumentation increased 22.0% for 2007 compared to 2006. Sales from existing businesses increased in both of the segment’s strategic lines of business. Prices accounted for approximately 1.5% sales growth and the impact of that increase is reflected in sales from existing businesses.

Operating profit margins were 20.1% in 2007 compared to 21.5% in 2006. Operating profit margin improvements of 135 basis points related to existing businesses were more than offset by the dilutive impact of lower operating profit margins of acquired businesses, which reduced segment operating profit margins by 260 basis points compared to 2006. Included in the dilutive impact on operating margins from acquired businesses is approximately $68 million (185 basis points) in charges associated with the acquisition of Tektronix, primarily related to acquired in-process research and development activities, acquired inventory and acquired deferred revenue. In addition, year over year comparisons are impacted by a gain on the sale of real estate during 2006 and recovery of certain previously written-off receivables during 2006 which increased that period’s operating profit margins by 15 basis points.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 60% of segment sales for 2007, increased 16.5% in 2007 compared to 2006. Sales from existing businesses accounted for 6.0% growth. Acquisitions accounted for 7.0% growth and currency translation accounted for 3.5% growth.

The Company’s water quality businesses experienced low-double digit revenue growth for 2007 compared to 2006, primarily as a result of strength in sales of laboratory and process instrumentation products in all major geographic regions. In addition, sales of the Company’s ultraviolet water treatment systems grew double-digit compared to 2006. Investment in sales forces and other growth initiatives, in addition to continued penetration of the Asian wastewater market, including a significant reclamation project in Australia, contributed to the growth. Sales growth from acquisitions primarily relates to the acquisition of ChemTreat in July 2007. The acquisition of ChemTreat expands the scope of the water quality business in the area of industrial water treatment solutions and is expected to provide additional sales and earnings growth opportunities from existing products and services and through the potential acquisition of complementary businesses.

The Gilbarco Veeder-Root retail petroleum equipment business experienced low-single digit revenue growth in 2007 compared to 2006. The business’ point of sale payment systems and service business enjoyed robust growth in 2007, primarily in Europe. In addition, the business experienced strong demand during 2007 for its recently introduced leak detection systems in North America and China during 2007. These sales gains were offset by difficult prior year comparisons, a result of strong dispenser sales in 2006 due to extensive refurbishment activity in Europe and regulatory mandates in Mexico that did not repeat in 2007.

Test and Measurement. Sales from the Company’s test and measurement businesses, representing approximately 40% of segment sales for 2007, grew 31.5% compared to 2006. Sales from existing businesses accounted for 8.0% growth. Acquisitions accounted for 20.0% growth and currency translation accounted for approximately 3.5% growth.

New product offerings in the thermography, power quality test and process calibration markets generated strong sales in the electrical and industrial channels in all major geographical areas during 2007. The network test business experienced mid-single digit revenue growth in 2007 compared to 2006. Large orders from telecommunications carriers in the United States during the first three quarters of 2007 and cable test equipment sales in Europe were the primary drivers of the network test growth.

Acquisition growth was primarily related to the acquisition of Tektronix in addition to several smaller acquisitions throughout the year. The acquisition of Tektronix in November 2007 substantially increases the product line and geographic scope of the test and measurement business, particularly in Asia, and is expected to provide additional sales and earnings growth of existing products and services and through the potential acquisition of complementary businesses. The combination of Tektronix with Danaher’s existing test and measurement business is also expected to yield significant cost reductions.

2006 COMPARED TO 2005

Professional Instrumentation segment sales increased 12% for 2006 compared to 2005. Price increases contributed 1.5% to overall sales growth compared to 2005. Sales from existing businesses increased in both of the Company's strategic lines of business.

Operating profit margins for the segment were 21.5% in 2006 compared to 20.7% for 2005. Operating profit margin improvements in the segment’s existing businesses were offset by the lower operating margins of acquired businesses which reduced segment operating margins by approximately 40 basis points in 2006 compared to 2005. In addition, the implementation of SFAS No. 123R reduced operating profit for the segment by approximately $14.7 million and contributed to a 50 basis point reduction in operating profit margins in 2006 compared to 2005.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 63% of segment sales for 2006, increased 10.5% in 2006 compared to 2005. Sales from existing businesses accounted for 8% growth. Acquisitions accounted for 2% growth and currency translation accounted for 0.5% growth.

The Company’s water quality businesses experienced mid-single digit sales growth for 2006. This growth was primarily the result of strength in the business’ laboratory and process instrumentation products in both the North American and European markets. Sales in Asia grew over 20% in 2006 reflecting continued penetration of these markets. The business’ ultra analytics business reported mid-single digit growth in 2006. Sales growth in North America and Europe, as well as the impact of new product introductions, drove the improvements. Lower sales in Asia reflecting in part a difficult comparable sales period in 2005 due to certain large projects not repeating in 2006, partially offset these improvements. Sales growth from acquired businesses primarily reflects the impact of three smaller acquisitions completed in 2005 and 2006.

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

Test and Measurement. Sales from the Company’s test and measurement businesses, representing approximately 37% of segment sales for 2006, grew 14.5% compared to 2005. Sales from existing businesses accounted for 7.0% growth. Acquisitions accounted for 7.5% growth and currency translation had a negligible impact.

Sales growth from existing businesses in 2006 continued the strong growth experienced throughout 2005. The business experienced high-single digit growth in traditional industrial channels in all major geographic regions with particular strength in the Asian and Latin American markets. Demand for the businesses’ thermography and new power quality test products contributed significantly to this overall growth. The Company’s network test business reported mid-single digit sales growth for 2006 compared to 2005. Sales growth slowed in North America and Europe in 2006 compared to 2005 since 2005 benefited from several new product launches. The network-test business experienced somewhat stronger sales growth in China and Latin America in 2006 compared to 2005.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses which offer dentists, other doctors and hospital and research professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Sales	$2,998.0	$2,220.0	$1,181.5
Operating Profit	393.2	261.6	138.7
Depreciation and amortization	119.7	84.3	44.2
Operating profit as a % of sales	13.1%	11.8%	11.7%
Depreciation and amortization as a % of sales	4.0%	3.8%	3.7%

Components of Sales Growth

	2007 vs. 2006	2006 vs. 2005
Existing businesses	8.0%	8.5%
Acquisitions	22.0%	78.0%
Currency exchange rates	5.0%	1.5%

Total	35.0%	88.0%

2007 COMPARED TO 2006

As detailed in the table above, segment sales increased 35% for 2007 compared to 2006. Price increases, which are included in sales from existing businesses, contributed 1.0% to overall sales growth in 2007 compared to 2006.

Operating profit margin improvements in the segment’s existing businesses contributed 100 basis points to the overall operating margin improvement in 2007. Improvements in the operating profit margins of the dental consumable, acute care diagnostic and life sciences instrumentation businesses were partially offset by lower operating profit margins in the dental equipment businesses. Recently acquired businesses adversely impacted 2007 operating profit margins by 40 basis points as compared to 2006. In addition, on a comparative basis, 2007 operating margins benefited approximately 50 basis points from the adverse impact on 2006 operating margins that resulted from charges recorded associated with the fair value of acquired inventory related to the acquisition of Sybron.

Overview of Businesses within Medical Technologies Segment

The segment’s dental business experienced mid-single digit revenue growth in 2007 compared to 2006. The business experienced increased sales volumes in its restorative and orthodontia products as well as in the instrument and treatment unit product offerings across all major geographies. In addition, increased sales of both two-dimensional and three-dimensional imaging products contributed to the revenue growth in the European market. This growth was partially offset by a decline in instrument and treatment unit sales to Asia reflecting a weak overall Japanese market and the need to re-register certain products with regulatory authorities in South Korea.

Radiometer’s acute care diagnostics business experienced high-single digit revenue growth in 2007 compared to 2006. Increasing sales of diagnostic instruments in Europe (particularly Russia) in 2007 contributed to this sales growth. The North American and Asia/Pacific markets also contributed to the growth, although at somewhat lower rates than those experienced in the European markets. The increase in instrument placements in 2007 is expected to result in increased consumables sales in future periods. New product introductions resulting from the business’ continued research and development efforts are also contributing to this growth.

Leica Microsystems’ life science instrumentation business experienced mid-teens revenue growth in 2007 compared to 2006. Robust microscopy demand, particularly confocal microscopes, in North America and Asia were the primary growth drivers. The integration of Vision with Leica Microsystems has been completed and has generated incremental revenue growth, the majority of which has been included as a component of acquisition growth during 2007. Vision’s revenue grew approximately 30% in 2007 compared to 2006 when it was a stand-alone company.

2006 COMPARED TO 2005

Medical Technologies segment sales increased 88% for 2006 compared to 2005. Price increases, which are included in sales from existing businesses, contributed approximately 1% to overall sales growth compared to 2005.

Operating profit margins for the segment were 11.8% in 2006 compared to 11.7% for 2005. Operating profit margin improvements in the segment’s existing operations, largely as a result of margin improvements within the dental technology businesses, were offset by the lower operating margins of acquired businesses, primarily Leica and the expensing of in-process research and development in connection with the acquisition of Vision which reduced operating profit margins for the year ended December 31, 2006 by approximately 45 basis points compared to 2005. In addition, the implementation of SFAS No. 123R resulted in approximately $6 million of stock option compensation expense and reduced operating profit margins for the year ended December 31, 2006 by approximately 30 basis points compared to 2005. The Company also recorded a $4.5 million charge in the first quarter of 2006 for impairment of a minority interest in a medical technologies company, which reduced 2006 operating profit margins by approximately 20 basis points compared to 2005.

Overview of Businesses within Medical Technologies Segment

The Company’s dental technology businesses experienced high-single digit growth in 2006 compared to 2005. Growth in the dental technology businesses was driven by continued strength in the instrument product lines as well as strong sales of imaging product lines in North America and Asia driven by new product introductions. The Company completed two acquisitions subsequent to December 31, 2006 which further enhanced its imaging product offerings. Sybron experienced low-double digit sales growth in 2006; however, all Sybron sales in 2006 are reported as a component of acquisition growth due to its May 2006 acquisition.

Radiometer’s acute care diagnostics business experienced mid-single digit growth in 2006 compared to 2005. Radiometer’s sales improved in all major geographic regions with particular strength in sales of consumables in Europe resulting from broad based diagnostic instrument placements in the first half of 2006.

Leica’s life science instrumentation business experienced high-single digit growth in 2006 compared to 2005. Strength from the sale of stereo microscopes and specimen preparation equipment drove growth in Europe and Asia, and to a lesser extent North America. Leica’s sales have been included as a component of sales from existing businesses since the first anniversary of the acquisition and were reported as a component of acquisition growth prior to that anniversary date. Vision has been consolidated with the segment’s results as of the date the Company gained control of Vision in November 2006 and its sales are also included as a component of acquisition growth for 2006.

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

Industrial Technologies Segment Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Sales	$3,153.4	$2,988.8	$2,794.9
Operating profit	532.5	467.7	409.3
Depreciation and amortization	63.2	61.1	60.4
Operating profit as a % of sales	16.9%	15.7%	14.6%
Depreciation and amortization as a % of sales	2.0%	2.0%	2.2%

Components of Sales Growth

	2007 vs. 2006	2006 vs. 2005
Existing businesses	1.5%	6.0%
Acquisitions	0.5%	1.0%
Currency exchange rates	3.5%	0.5%

Total	5.5%	7.5%

2007 COMPARED TO 2006

Price increases contributed 1.5% of sales growth compared to 2006 which impact is reflected in sales from existing businesses.

Operating profit margin improvements in the segment’s existing businesses contributed 85 basis points to the overall operating margin improvement for 2007 as compared to 2006. This margin improvement was driven in part by continued margin expansion in the motion businesses reflecting pricing and productivity initiatives as well as the impact of lower levels of lower-margin United States Postal Service (USPS) sales in 2007 compared to 2006 within the product identification business. In addition, during 2007, the segment recorded a pre-tax gain of $12 million upon collection of indemnification proceeds related to a lawsuit, which improved operating profit margins by 40 basis points for 2007. These positive factors were partially offset by new acquisitions, restructuring activities, spending for product development and emerging market sales force initiatives, all of which are expected to have a positive impact in 2008.

Overview of Businesses within Industrial Technologies Segment

Motion Sales in the Company’s motion businesses, representing approximately 34% of segment sales in 2007, increased 2.5% over 2006. Sales from existing businesses accounted for a 1.0% decrease in sales and currency translation accounted for 3.5% growth in sales during 2007. There were no acquisitions in the business in 2007 or 2006.

During 2007, the motion business experienced sales growth primarily in the elevator markets as a result of global conversions to more energy efficient systems and new construction demand in Asia. Demand in OEM applications in Europe also contributed year-over-year sales growth. These growth drivers, however, were more than offset by year-over-year sales declines resulting from weakness in certain technology end markets as well as declines in the miniature motors business reflecting reduced customer demand.

Product Identification. The product identification businesses accounted for approximately 28% of segment sales in 2007. Sales from the Company’s product identification businesses increased 3.5% in 2007 compared to 2006. Sales from existing businesses accounted for a 1.0% decline while currency translation contributed 3.5% to revenue growth and acquisitions contributed 1.0% to revenue growth in 2007.

The 2007 decline in sales from existing operations resulted from the business completing several large systems installation projects with the USPS during 2006 which did not repeat in 2007. Sales for the business’ non-USPS marking products grew at a mid-single digit rates during 2007 compared to 2006. Strong equipment and after-market sales, particularly in China, Latin America and Europe, were the primary drivers of this growth facilitated by increased investments in the business’ sales force and new product launches in these regions.

Focused Niche Businesses The segment’s niche businesses in the aggregate experienced 10% sales growth in 2007 compared to 2006. This growth was primarily driven by strong sales growth from existing businesses in the Company’s aerospace and defense businesses, partially offset by sales declines in the Company’s sensors and controls business, reflecting continued softness in the semi-conductor and electronic assembly markets.

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

Operating profit margins for the segment were 15.7% in 2006 compared to 14.6% in 2005. The overall improvement in operating profit margins was driven primarily by additional leverage from sales growth, on-going cost reductions associated with Danaher Business System initiatives completed during 2005 and 2006, and margin improvements in businesses acquired in prior years, which typically have higher cost structures than the Company’s existing operations. Recently acquired businesses had no dilutive impact on overall operating profit margins for 2006. The improvements to operating profit margins were partially offset by the implementation of SFAS No. 123R which required the Company to record approximately $14.5 million of stock option compensation costs and reduced operating profit margins by 45 basis points in 2006 compared with 2005. Operating profit margin comparisons for 2006 compared to 2005 are also negatively impacted by 35 basis points related to gains on sale of a business and the collection of a previously reserved note receivable during 2005 and were positively impacted by 65 basis points related to a fourth quarter 2005 loss from the settlement of patent infringement litigation not repeating in 2006.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing approximately 33% of segment sales in 2006, increased by 6% over 2005. Sales from existing businesses accounted for 5% growth; acquisitions accounted for 0.5% growth and currency translation contributed growth of 0.5%.

Sales from existing businesses increased from 2005 levels due primarily to broad based growth across the standard and custom motor, drive and controls lines. This growth was somewhat offset by softness in certain technology end markets. The business also experienced continued growth in sales of its linear products during 2006.

Product Identification. The product identification businesses accounted for approximately 27% of segment sales in 2006. Sales from the Company’s product identification businesses increased 3.5% in 2006 compared to 2005. Existing businesses provided 2.5% growth. Favorable currency impacts accounted for 1% growth. Acquisitions had a negligible impact on growth for 2006.

The increase in sales is due primarily to the increase in sales of laser and thermal transfer overlay equipment as well as sales of consumables and services in North America and Europe. These increases in sales were offset by the completion of several large United States Postal Service (“USPS”) projects in the first half of 2006 at both AccuSort and Videojet.

Focused Niche Businesses. The segment’s niche businesses in the aggregate experienced 11.0% sales growth in 2006 compared to 2005. This growth was primarily driven by strong sales growth from existing businesses in the Company’s sensors and controls and aerospace and defense businesses.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Sales	$1,336.6	$1,350.8	$1,294.5
Operating profit	175.6	194.1	199.3
Depreciation and amortization	20.8	21.4	22.8
Operating profit as a % of sales	13.1%	14.4%	15.4%
Depreciation and amortization as a % of sales	1.6%	1.6%	1.8%

Components of Sales Growth

	2007 vs. 2006	2006 vs. 2005
Existing businesses	(0.5)%	4.5%
Product line divestiture	(1.0)%	0.0%
Currency exchange rates	0.5%	0.0%

Total	(1.0)%	4.5%

2007 COMPARED TO 2006

Sales from existing businesses for 2007 reflect the impact of certain regulatory requirements that became effective at the beginning of 2007 which accelerated demand for the Company’s engine retarder products in 2006 and have adversely impacted demand in 2007. Price increases partially offset the decline in sales and contributed approximately 2.5% of sales growth compared to 2006. The impact of that increase is reflected in sales from existing businesses.

Operating profit margins for the segment were 13.1% in 2007 compared to 14.4% in 2006. Costs associated with workforce reductions and adjustments to production levels to match demand in the engine retarder business decreased operating profit margins by 85 basis in 2007 compared with 2006. Lower sales volumes in the mechanics’ hand tool business with Sears/K-Mart and increased lead costs in the wheel weight business also had a negative impact on the 2007 operating margins. In addition, operating profit margins were adversely impacted by 40 basis points as a result of expenses incurred in connection with a fire in one of the business’ manufacturing facilities in China and restructuring costs incurred primarily in the fourth quarter of 2007 to close one facility and reduce headcount.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales, representing approximately 70% of segment sales in 2007, grew 1.0% in 2007 compared to 2006. The segment’s Matco business grew slightly during 2007 as the business benefited from recent product introductions and price increases which offset declines in distributor average purchase levels during 2007. The retail hand tool business experienced strength in China and in its export business to Europe, as well as certain of its retail channels. This performance, in large part, was offset by a decline in sales to Sears/K-Mart, the retail hand tools business’ largest customer. Year-over-year softness in same-store sales of hand tools at Sears/K-Mart continues to impact adversely the business.

The segment’s niche businesses experienced mid-single digit sales declines during 2007 as compared to 2006. The impact of the regulatory issue noted above was partially offset by improved sales performance in the segment’s wheel service business during 2007 driven by price increases necessary to recover increased lead costs.

2006 COMPARED TO 2005

Sales from existing businesses contributed substantially all of the growth for the segment in 2006, including approximately 1.5% growth due to price increases that the Company implemented largely as a result of cost increases in steel and other commodities.

Operating profit margins for the segment were 14.4% in 2006 compared to 15.4% in 2005. Implementation of SFAS No. 123R in the first quarter of 2006 reduced segment operating profit by approximately $6 million in 2006 as compared to 2005, negatively impacting year-over-year operating margins by 45 basis points. The Company also incurred costs associated with exiting a small product line during the second half of 2006 which reduced 2006 operating profit margins by approximately 30 basis points. Operating profit margins also declined during 2006 due to lower margin products accounting for a larger proportion of sales within the segment as well as due to higher overall freight costs. Finally, year-over-year operating margin comparisons were negatively impacted by approximately 40 basis points as a result of a $5.3 million ($3.9 million after taxes) gain on the sale of real estate in 2005. The adverse impacts on operating margins described above were offset somewhat by the impact of leverage from higher sales levels, including the pricing actions implemented in 2006, as well as the benefit of restructuring actions taken in 2005.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales, representing approximately 70% of segment sales, grew 5% in 2006 compared to 2005. The sales growth was driven primarily by the group’s Matco business which achieved high-single digit growth during 2006 driven by increases in both the number of distributors and their average purchase levels. The retail mechanics’ hand tools business also grew in the second half of 2006 compared to the second half of 2005 as sell-through at Sears, a major customer of the segment, improved from prior year levels. The business continued to experience growth with its other retail customers as well as expanding markets for the business’ products in China. The segment’s niche businesses experienced mid-single digit sales growth for 2006 compared to 2005 as strength in the truck box and engine retarder businesses was partially offset by weakness in the chuck business.

GROSS PROFIT

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Sales	$11,025.9	$9,466.1	$7,871.5
Cost of sales	5,985.0	5,269.0	4,467.3

Gross profit	5,040.9	4,197.1	3,404.2
Gross profit margin	45.7%	44.3%	43.2%

The increase in gross profit margins from continuing operations for 2007 as compared to 2006 resulted from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives and generally higher gross profit margins in businesses recently acquired and increases in selling prices. Gross profit margins also improved due to lower-margin sales to United States Postal Service in the product identification business comprising a smaller proportion of sales during 2007 compared to 2006. The gross margins for 2007 also benefited from the inclusion of a full year of results from higher-margin Sybron business as compared to 2006 which only included seven months of Sybron results as a result of Sybron acquisition in May 2006. The improvements were partially offset by higher commodity costs incurred in 2007 for which full recovery in the form of price increases dilutes reported margins.

Gross profit margins from continuing operations for 2006 benefited from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives, generally higher gross profit margins in businesses recently acquired. Increases in selling prices to offset some of the increases in cost and surcharges related to steel and other commodity purchases also contributed to gross profit improvement. These improvements were partially offset by a change in mix to certain lower margin businesses including the Gilbarco Veeder-Root business and sales to the United States Postal Service in the product identification business. In addition, the Company recorded a loss on a product development venture in the first quarter of 2006 and incurred higher initial product costs associated with the Sybron acquisition in the second quarter of 2006, which further reduced gross margins for the year ended December 31, 2006.

OPERATING EXPENSES

	For the Years Ended December 31 ($ in millions)
	2007	2006	2005
Sales	$11,025.9	$9,466.1	$7,871.5
Selling, general and administrative expenses	2,713.1	2,273.2	1,777.7
Research and development expenses	601.4	440.0	374.3
SG&A as a % of sales	24.6%	24.0%	22.6%
R&D as a % of sales	5.5%	4.6%	4.8%

Selling, general and administrative expenses as a percentage of sales increased 60 basis points during 2007 as compared to 2006 levels. The year-over-year increases resulted from recently acquired businesses (principally Sybron Dental and Vision) which generally have higher operating expense structures, compared to the Company’s other businesses, as well as increased investment in sales forces in emerging markets. These increases were partially offset by operating leverage from higher sales during 2007 as compared to 2006. In addition, the recovery of certain previously written-off indemnity receivable balances during 2007 favorably impacted selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses as a percentage of sales were higher in 2006 as compared to 2005 as a result of the higher operating expense structures of businesses acquired during 2006 as well as the implementation of SFAS No. 123R at the beginning of 2006 which required the Company to record approximately $55.0 million in stock option compensation costs.

Research and development expenses, consisting principally of internal and contract engineering personnel costs, as a percentage of sales, were approximately 90 basis points higher in 2007 as compared to 2006. In 2007, the Company expensed approximately $60.4 million of in-process research and development related to the Tektronix acquisition as compared to approximately $6.5 million of in-process research and development expensed in 2006 related to the Vision acquisition. Newly acquired companies and their higher, relative research and development cost structures also contributed to the year-over-year increase. Research and development expenses as a percentage of sales during 2006 were consistent with the 2005 level. The Company continues to invest in new product development within all of its businesses, with particular emphasis on the medical technologies, test and measurement, environmental and product identification businesses.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $109.7 million in 2007 was approximately $30.3 million higher than 2006. The increase is primarily due to higher average debt levels during 2007, due to borrowings incurred to fund the 2007 acquisitions of Tektronix and ChemTreat and the 2006 acquisitions of Sybron and Vision. Interest expense for 2006 was higher than 2005 by approximately $34.9 million. The increase in interest expense in 2006 compared to 2005 was also due to higher debt levels during 2006 as compared to 2005, as a result of borrowings incurred to fund the acquisitions of Sybron Dental and Vision.

Interest income of $6.1 million, $8.0 million and $14.7 million was recognized in 2007, 2006 and 2005, respectively. Average invested cash balances were lower in 2007 compared to 2006 due to employing cash balances to complete several acquisitions in late 2006 and throughout 2007 as well as to repurchase shares of Company common stock in 2007. In addition, lower interest rates prevailing during 2007 contributed to the decrease in interest income. Average invested cash balances decreased during 2006 compared to 2005 due to employing cash balances to complete several acquisitions in 2005 and 2006, to finance repurchases of the Company’s outstanding common stock in the second half of 2005 and to repay the previously outstanding Eurobonds in July 2005. In addition, 2005 interest income reflects the collection of $4.6 million of interest on a note receivable which had not previously been recorded due to collection risk.

INCOME TAXES

General

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns (as discussed below) and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for 2007 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2007, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $5.4 billion.

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

Year-Over-Year Changes in Tax Provision and Effective Tax Rate

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits of $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

The Company’s effective tax rate related to continuing operations for the years ended December 31, 2007, 2006 and 2005 was 25.8%, 22.4% and 27.3%, respectively.

The effective tax rate for 2007 of 25.8% reflects net discrete tax benefits of approximately $21 million, or $0.07 per diluted share. New tax legislation that was signed into law in several taxing jurisdictions during 2007, most notably in Germany and Denmark, reduced income tax rates for 2008 and future periods which resulted in a reduction in the Company’s deferred tax liabilities and a like reduction in 2007 income tax expense as required under SFAS No. 109, Accounting for Income Taxes. The lower statutory rates are expected to be offset by other statutory changes in these jurisdictions, such that the Company's effective tax rate in future years will not be materially reduced as a result of the legislation. Partially offsetting the benefit from the above tax rate reduction was the effect of establishing income tax reserves during the year related to uncertain tax positions in various taxing jurisdiction, net of the reduction of tax reserves associated with Sweden. Refer to Note 13 in the Consolidated Financial Statements for additional information.

The Company's effective tax rate from continuing operations of 22.4% for 2006 was 4.9% lower than the effective tax rate for 2005. The effective tax rate for 2006 benefited by $69 million, or $0.21 per diluted share, as a result of the reduction of valuation allowances related to foreign tax credit carryforwards that are now expected to be realized, the favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves and the impact of a change in German tax law which entitles the Company to cash payments in lieu of previously held unrecognized tax credits. These positive impacts were partially mitigated by a higher effective tax rate applicable to the second quarter 2006 gain on the sale of shares of First Technology, plc (see Note 2 to the Notes to Consolidated Financial Statements) which increased the overall provision by $1.5 million compared to what would have been incurred using the Company’s overall effective tax rate.

The effective tax rate for 2008 is expected to be approximately 27%.

INFLATION

Inflation did not significantly impact the Company’s overall results of operations in either 2007 or 2006.

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

Interest Rate Risk

The fair value of fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2007, the fair value of the Company’s fixed-rate long-term debt, excluding the LYONs, would decrease by approximately $74 million. The LYONs have not been included in this calculation as the value of the convertible debt is primarily derived from the LYONs conversion feature. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or other derivatives.

Exchange Rate Risk

Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a substantial portion of its sales are generated in foreign currencies. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. The Eurobond Notes described below, as well as the European component of the commercial paper program, which as of December 31, 2007 had aggregate outstanding borrowings in an amount equivalent to $969 million, provide a natural hedge to a portion of the Company’s European net asset position.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows and Liquidity

($ in millions)	For the Years Ended December 31
	2007	2006	2005
Operating cash flows from continuing operations	$1,699.3	$1,530.8	$1,189.3
Operating cash flows from discontinued operations	(53.5)	16.5	14.5

Net cash flows from operating activities	1,645.8	1,547.3	1,203.8

Purchases of property, plant and equipment	(162.1)	(136.4)	(119.7)
Cash paid for acquisitions	(3,576.6)	(2,656.1)	(885.1)
Cash paid for investment in acquisition target and other marketable securities	(23.2)	(84.1)	—
Proceeds from sale of investment and divestitures	301.3	98.5	22.1
Other sources	15.5	10.0	18.8

Investing cash flows from continued operations	(3,445.1)	(2,768.1)	(963.9)
Investing cash flows from discontinued operations	(0.7)	(1.3)	(1.5)

Net cash used in investing activities	(3,445.8)	(2,769.4)	(965.4)

Proceeds from the issuance of common stock	733.0	98.4	59.9
Borrowings, net of repayments	1,131.0	1,145.0	(292.2)
Purchase of treasury stock	(117.5)	—	(257.7)
Payment of dividends	(34.3)	(24.6)	(21.6)

Net cash provided by (used in) financing activities	1,712.2	1,218.8	(511.6)

•

Operating cash flow from continuing operations, a key source of the Company’s liquidity, increased $168.5 million, or approximately 11.0% as compared to 2006. Earnings growth contributed $104.8 million to the increase in operating cash flow from continuing operations in 2007 compared to 2006, and non-cash stock compensation expense and increases in depreciation and amortization also positively impacted cash flow. Operating working capital, which the Company defines as trade accounts receivable plus inventory less accounts payable, was a net source of cash flow in 2007 despite higher sales levels as overall operating working capital turns improved from the levels experienced during 2006. Operating working capital contributed $69 million to operating cash flow during 2007 as compared to $31 million contributed to operating cash flow during 2006.

•	As of December 31, 2007, the Company held $239.1 million of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in all periods presented. The Company acquired 12 companies and product lines during 2007 and completed the acquisition of the remaining shares of Vision not owned as of December 31, 2006, for total consideration of $3.6 billion in cash, including transaction costs and net of cash and debt acquired. The acquisition of Tektronix in November 2007 for total consideration of approximately $2.8 billion, including transaction costs and net of cash acquired, and the acquisition of ChemTreat in July 2007 for a cash purchase price of $425 million including transaction costs, constituted the largest acquisitions during the period.

•	During 2007, the Company completed the sale of its power quality business generating approximately $275 million of net cash proceeds.

•

The Company funded the purchase price of the Tektronix acquisition with proceeds from the issuance of commercial paper borrowings and the net proceeds from the Company’s November 2007 common stock offering, and to a lesser extent from available cash. Subsequent to the acquisition, the Company refinanced a portion of the commercial paper borrowings with the net proceeds from the Company’s December 2007 offering of 5.625% Senior Notes due 2018. The Company financed the ChemTreat acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, pension funding decisions and other items impact reported cash flows.

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was approximately $1.7 billion for 2007, an increase of $169 million, or approximately 11% as compared to 2006. Earnings growth contributed $105 million to the increase in operating cash flow in 2007 compared to 2006. Operating cash flows during 2007 benefited from increases in non-cash depreciation and amortization charges of approximately $53 million compared to 2006. The increase in depreciation and amortization is primarily related to recent acquisitions. Also benefiting operating cash flows during 2007 is $68 million of non-cash acquisition related charges incurred primarily related to acquired in-process research and development activities, acquired inventory and acquired deferred revenue in connection with the acquisition of Tektronix. Because this expense adversely impacts net earnings but does not require the use of cash, it positively impacts the comparison of operating cash flow as a percentage of net earnings. Operating working capital contributed approximately $38 million to the increase in operating cash flow during 2007 as compared to 2006. The increase in operating working capital is primarily a result of improvements in the Company’s inventory turnover and days payables outstanding in 2007. These improvements were somewhat offset by an increase in income tax payments related to continuing operations of approximately $74 million during 2007 as compared to 2006.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities related to continuing operations was $3.4 billion during 2007 compared to $2.8 billion of net cash used in the comparable period of 2006. Gross capital spending of $162 million for 2007 increased $26 million from $136 million during 2006, primarily due to capital spending relating to new acquisitions and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2008, the Company expects capital spending to exceed $200 million, though actual expenditures will ultimately depend on business conditions.

Net cash used in investing activities related to continuing operations was $2.8 billion in 2006 compared to approximately $965 million in 2005. Gross capital spending increased $17 million in 2006 from 2005 levels to $138 million.

As discussed below, the Company completed several business acquisitions and divestitures during 2007, 2006 and 2005. All of the acquisitions during this period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 6 to the accompanying Consolidated Financial Statements.

2007 Acquisitions and Divestiture

In November 2007, the Company acquired all of the outstanding shares of Tektronix, Inc. for total cash consideration of approximately $2.8 billion, including transaction costs and net of cash and debt acquired. The Company funded the purchase price of the Tektronix acquisition with proceeds from the issuance of commercial paper borrowings and the Company’s November 2007 common stock offering (described below), and to a lesser extent from available cash. Subsequent to the acquisition, the Company refinanced a portion of the commercial paper borrowings with the proceeds from the Company’s December 2007 offering of the 2018 Notes (described below).

In July 2007, the Company acquired all of the outstanding shares of ChemTreat for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

In addition, the Company acquired ten other companies or product lines during 2007 for consideration of approximately $273 million in cash, including transaction costs and net of cash acquired. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as test and measurement, dental technologies, product identification, sensors and controls and environmental instruments. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these ten acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million.

In addition to the ten acquisitions noted above, as discussed below, during the first quarter of 2007, the Company completed the acquisition of the remaining shares of Vision not owned by the Company as of December 31, 2006 for cash consideration of approximately $96 million.

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

2006 Acquisitions

In May 2006, the Company acquired all of the outstanding shares of Sybron for total cash consideration of approximately $2 billion, including transaction costs and net of $94 million of cash acquired, and assumed approximately $182 million of debt. Sybron is a leading manufacturer of a broad range of products for the dental professional and had revenues of approximately $650 million in its last completed fiscal year prior to the acquisition. Substantially all of the assumed debt was repaid or refinanced prior to December 31, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

In addition, in the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of approximately $525 million, including transaction costs and net of $113 million of cash acquired and assumed $1.5 million of debt. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its last completed fiscal year prior to the acquisition. The pairing of Vision with the Company’s existing life science instrumentation business, Leica, has significantly broadened the Company’s product offerings in the anatomical pathology market and has expanded the sales and growth opportunities for both the Leica and Vision businesses. The Company believes that the pairing of Leica and Vision has also created a broader base for the potential acquisition of complementary businesses in the life sciences industry.

Total consideration for the other nine businesses acquired during 2006 was approximately $213 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental instrumentation, medical equipment or industrial products, in the market segments of test and measurement, acute care diagnostics, water quality, product identification and sensors and controls. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual revenues of these nine acquired businesses, at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $140 million.

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

In August 2005, the Company acquired all of the outstanding shares of German-based Leica Microsystems AG, for an aggregate purchase price of €210 million in cash, including transaction costs and net of cash acquired of €12 million and the assumption and repayment at closing of €125 million of outstanding Leica debt ($429 million in aggregate as of the date of the acquisition). The Company funded this acquisition and the repayment of debt assumed using available cash and through borrowings under uncommitted lines of credit totaling $222 million, which have subsequently been repaid. Leica complements the Company’s medical technologies business and had annual revenues of approximately $540 million in 2004 (excluding the approximately $120 million of revenue attributable to the semiconductor business that has been divested, as described below). In September 2005, the Company also completed the sale of Leica’s semiconductor equipment business which was held for sale at the time of the acquisition.

In addition to Linx and Leica, the Company acquired eleven smaller companies and product lines during 2005 for total consideration of $285 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as medical technologies, test and measurement, sensors and controls, environmental, product identification, aerospace and defense and motion. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual revenues of these eleven acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $260 million.

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

Disposals of fixed assets yielded approximately $19 million of cash proceeds during 2005, primarily related to a sale of a building.

Financing Activities and Indebtedness

Overview

Financing cash flows consist primarily of proceeds from the issuance of commercial paper, common stock and notes, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $1.7 billion during 2007 compared to $1.2 billion of cash provided during 2006. The increase in cash generated from financing activities was primarily due to: commercial paper borrowings used to finance the acquisition of ChemTreat and a portion of the acquisition of Tektronix; and the proceeds from the November 2007 common stock offering and the December 2007 offering of the 2018 Notes that were used to finance the acquisition of Tektronix, in each case net of debt repayments, amounts paid for repurchases of common stock and dividends paid during 2007.

Total debt was $3,726 million at December 31, 2007 compared to $2,434 million at December 31, 2006. The Company’s debt financing as of December 31, 2007 consisted primarily of:

•	$240 (€164 million) million of outstanding Euro denominated commercial paper;

•	$1,311 million of outstanding U.S. dollar denominated commercial paper;

•	$250 million aggregate principal amount of 6.1% notes due 2008 (subject to the interest rate swaps described below);

•	$730 million (€500 million) aggregate principal amount of 4.5% guaranteed Eurobond Notes due 2013 (“Eurobond Notes”);

•	$500 million aggregate principal amount of 5.625% Senior Notes due 2018;

•	$606 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$89 million of other borrowings.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the Eurobond Notes and the 2018 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2007, the Company was in compliance with all of its debt covenants.

Commercial Paper Program and Credit Facilities

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the credit facilities described below provide credit support for the program, the $2.5 billion of availability under the credit facilities has the practical effect of reducing from $4.0 billion to $2.5 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. The Company has classified $1.5 billion of the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility (described below), to refinance these borrowings for at least one year from the balance sheet date. The remaining commercial paper borrowings are classified as a current obligation.

During 2007, the Company utilized its commercial paper program, in part, to fund the acquisitions of ChemTreat and Tektronix. Operating cash flow and the proceeds from the November 2007 common stock offering, in the case of Tektronix, were also utilized to fund the acquisition. The proceeds from the December 2007 offering of the 2018 Notes were subsequently utilized to reduce outstanding borrowings under the program. As of December 31, 2007, $1,551 million was outstanding under the Company’s global commercial paper program, including $1,311 million outstanding under the U.S. dollar commercial paper program with a weighted average interest rate of 4.6% and an average maturity of 12 days and $240 million outstanding under the Euro-denominated commercial paper program (€164 million) with a weighted average interest rate of 5.1% and an average maturity of 32 days.

Credit support for part of the commercial paper program is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, (1) a LIBOR-based formula is dependent in part on the Company’s credit rating, or (2) a formula based on Bank of America’s prime rate or on the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. The Credit Facility requires the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less.

In addition, in connection with the financing of the Tektronix acquisition in November 2007, the Company entered into a $1.9 billion unsecured revolving bridge loan facility (the “Bridge Facility”) which expires on November 11, 2008. The Bridge Facility also provides credit support for the commercial paper program and can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, either (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on the prime rate as published in the Wall Street Journal or on the Federal funds rate plus 50 basis points. The Bridge Facility requires the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less, and is required to be prepaid with the net cash proceeds of certain equity or debt issuances by the Company or any of its subsidiaries.

Together with the Company’s pre-existing $1.5 billion credit facility, the Bridge Facility increased the Company’s aggregate credit facilities to $3.4 billion. In December 2007, the amount of the Bridge Facility was reduced by $0.9 billion leaving the amount of the Bridge Facility at $1.0 billion and the aggregate amount of the Company’s credit facilities at $2.5 billion, in each case as of December 31, 2007. There were no borrowings under either the Credit Facility or the Bridge Facility during 2007.

Other Long-Term Indebtedness

In December 2007, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5.625% senior notes due 2018. The net proceeds, after expenses and the underwriters’ discount, were approximately $493.4 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 25 basis points.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2007, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% percent of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1.2 million of contingent interest on the LYONs for the year ended December 31, 2007. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

The $250 million of 6.1% notes due 2008 mature October 15, 2008. In January 2002, the Company entered into two interest rate swap agreements for the term of the notes having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes is the six-month LIBOR rate plus approximately 0.425%. Rates are reset twice per year. At December 31, 2007, the net interest rate on $100 million of the notes was 4.43% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

Shelf Registration Statement and Common Stock Offering

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance.

In November 2007, the Company completed an underwritten public offering of 6.9 million shares of Danaher common stock at a price to the public of $82.25 per share off the shelf registration statement. The net proceeds, after expenses and the underwriters’ discount, were approximately $550 million, which were used to partially fund the acquisition of Tektronix. In December 2007, the Company also issued the 5.625% Senior Notes due 2018 off the shelf registration statement.

Stock Repurchase Program

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans and for other corporate purposes.

During 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at a cost of $117 million. These repurchases were funded from available cash and from proceeds from the issuance of commercial paper. During 2005, the Company repurchased 5 million shares of Company common stock in open market transactions at an aggregate cost of $258 million. The 2005 repurchases were funded from available cash and from borrowings under uncommitted lines of credit. At December 31, 2007, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Dividends

The Company increased its regular, quarterly dividend to $0.03 per share during the second quarter of 2007, and declared a regular quarterly dividend of $0.03 per share payable on January 25, 2008 to holders of record on December 28, 2007. Aggregate cash payments for dividends during 2007 were $34.3 million.

Cash and Cash Requirements

As of December 31, 2007, the Company held $239.1 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or credit facilities or access the capital markets as needed for liquidity. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

The Company’s cash balances are generated and held in numerous locations throughout the world, including substantial amounts held outside the United States. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, cash management is centralized and intra-company financing is used to provide working capital to the Company’s operations. Most of the cash balances held outside the United States could be repatriated to the United States, but, under current law, would potentially be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted or prohibited by local laws. Where local restrictions prevent an efficient intra-company transfer of funds, the Company’s intent is that cash balances would remain in the foreign country and it would meet United States liquidity needs through ongoing cash flows, external borrowings, or both.

CONTRACTUAL OBLIGATIONS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company's contractual obligations as of December 31, 2007 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company's balance sheet under GAAP. The amounts presented in the table below do not reflect $556 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer Note 13 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$3,695.5	$329.5	$6.9	$1,505.8	$1,853.3
Capital Lease Obligations (b)	30.8	1.0	3.5	3.0	23.3

Total Long-Term Debt	3,726.3	330.5	10.4	1,508.8	1,876.6
Interest Payments on Long-Term Debt and Capital Lease Obligations	604.9	69.1	130.8	100.7	304.3
Operating Lease Obligations (c)	368.1	100.4	143.5	65.2	59.0
Other:
Purchase Obligations (d)	417.0	407.4	5.7	3.9	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (e)	1,634.6	—	312.3	243.6	1,078.7

Total	$6,750.9	$907.4	$602.7	$1,922.2	$3,318.6

(a)	As described in Note 8 to the Consolidated Financial Statements
(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c)	As described in Note 11 to the Consolidated Financial Statements
(d)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(e)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these arrangements and are largely based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
	($ in millions)
Standby Letters of Credit and Performance Bonds	$208.9	$48.0	$91.3	$45.9	$23.7
Guarantees	60.6	35.7	4.8	1.2	18.9
Contingent Acquisition Consideration	43.8	1.0	39.8	3.0	—

Total	$313.3	$84.7	$135.9	$50.1	$42.6

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components for manufacture and for performance under specific manufacturing agreements. Guarantees are generally issued in connection with certain transactions with vendors, suppliers, and financing counterparties and governmental entities.

In connection with three past acquisitions, the Company has entered into agreements with the respective sellers to pay certain amounts in the future as additional purchase price. The Company enters into these types of arrangements to help bridge differences of opinion that the Company and the sellers may have over the appropriate value of the acquired business. The Company could pay nothing in the aggregate over the next three years pursuant to these agreements, or a maximum of up to $43.8 million over the next three years depending on the performance of the respective businesses during the specified performance period.

Other Off-Balance-Sheet Arrangements

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

Except as described above, as of December 31, 2007 the Company has not entered into any off-balance sheet financing arrangements and has no unconsolidated special purpose entities.

Legal Proceedings

Please refer to Note 12 to the Consolidated Financial Statements included in this Annual Report for information regarding certain outstanding litigation matters.

In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety”, the Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, automobile, aviation, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its cash flows, financial position, or results of operations.

The Company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts. The Company carries significant deductibles and self-insured retentions under most of its lines of insurance, and management believes that the Company maintains adequate accruals to cover the retained liability. Management determines the Company’s accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

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

The Company believes the following critical accounting policies are most critical to an understanding of its financial statements because they inherently involve significant judgments and uncertainties. For a detailed discussion on the application of these and other accounting policies, refer to Note 1 in the Company’s Consolidated Financial Statements.

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

Inventories. The Company records inventory at the lower of cost or market value. The Company estimates the market value of its inventory based on assumptions for future demand and related pricing. Estimating the market value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of the Company’s markets can fluctuate significantly from period to period due to circumstances beyond the Company’s control. As a result, such fluctuations can be difficult to predict. If actual market conditions are less favorable than those projected by management, the Company could be required to reduce the value of its inventory, which would adversely impact the Company’s net earnings and financial condition.

Acquired intangibles. The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, the accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. In calculating the fair value of the reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. If actual fair value is less than the Company’s estimates, goodwill and other intangible assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

The Company’s annual goodwill impairment analysis, which was performed during the fourth quarter of 2007, did not result in an impairment charge. The excess of the estimated fair value over carrying value for each of the Company’s reporting units as of September 30, 2007, the annual testing date, ranged from approximately $11 million to approximately $2.3 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from a short fall of approximately $10 million to an excess of approximately $2.1 billion for each of the Company’s reporting units. The reporting unit that resulted in a short fall of fair value as compared to carrying value based on a 10% hypothetical change in fair value had $188 million of recorded goodwill at the date of the impairment analysis.

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

Purchase accounting. In connection with its acquisitions, the Company formulates a plan related to the future integration of the acquired entity. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company accrues estimates for certain of the integration costs anticipated at the date of acquisition, including personnel reductions and facility closures or restructurings. Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. The Company establishes these accruals based on information obtained during the due diligence process, the Company’s experience in acquiring other companies, and information obtained after the closing about the acquired company’s business, assets and liabilities. The accruals established by the Company are inherently uncertain because they are based on limited information on the fair value of the assets and liabilities of the acquired business as well as the uncertainty of the cost to execute the integration plans for the business. If the accruals established by the Company are insufficient to account for all of the activities required to integrate the acquired entity, the Company would be required to incur an expense, which would adversely affect the net earnings. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances.

Risk Insurance. The Company carries significant deductibles and self-insured retentions with respect to various business risks. The business risk areas involving the most significant accounting estimates are workers' compensation and general liability (which includes product liability). For domestic workers’ compensation and general liability risk, the Company generally purchases outside insurance coverage only for severe losses ("stop loss" insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. These reserves consist of specific reserves for individual claims and additional amounts expected for development of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified by third party administrator specialists for workers' compensation and by outside risk insurance experts for product liability. In addition, outside risk experts recommend reserves for incurred but not yet reported claims by evaluating the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2007 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the risk insurance reserves established are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

Environmental. The Company has made a provision for environmental remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that potential remediation liability for properties currently or previously owned is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues insurance recoveries as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, there can be no assurance that the Company’s estimates of environmental liabilities will not change. Refer to Note 12 of the Notes to the Consolidated Financial Statements for additional information. If the environmental reserves established by the Company are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

Contingent Liabilities. The Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of our products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as potential amounts or ranges of probable losses, and if appropriate recognizes a liability for these contingencies with the assistance of legal counsel and, if applicable, other experts. These assessments require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or changes in the Company’s settlement strategy. For a discussion of these contingencies, including management's judgment applied in the recognition and measurement of specific liabilities, refer to Note 12 of the Notes to Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

Share-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options RSUs and restricted stock, based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes equity-based compensation expense net of an estimated forfeiture rate and recognizes compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

Pension and Other Postretirement Benefits: Certain of the Company’s employees and retired employees are covered by defined benefit pension plans (pension plans) and certain eligible retirees are provided health care and life insurance benefits under postretirement benefit plans (postretirement plans). The Company accounts for its pension and postretirement plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 87 and SFAS No. 106 require that the amounts the Company records, including the expense or income, associated with the pension and postretirement plans is computed using actuarial valuations.

Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in the actuarial valuations. These include assumptions the Company makes relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions used by the Company. The assumptions used in the actuarial valuation include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. For the United States plan, the Company used a 6.0% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2007, which represents an increase of 0.25% in the discount rate from December 31, 2006. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. A 25 basis point reduction in the discount rate used for the plans would have increased the US and non-US net obligation by $62 million ($40 million on an after tax basis) from the amount recorded in the financial statements at December 31, 2007.

For 2007, the expected long-term rate of return assumption applicable to assets held in the United States plan was estimated at 8.0% which is the same as the rate used in 2006. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan invests between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Pension expense for the U.S. plan for the year ended December 31, 2007 was $13 million (or $8 million on an after-tax basis), compared with $17 million (or $11 million on an after-tax basis) for this plan in 2006. If the expected long-term rate of return on plan assets was reduced by 0.5%, pension expense for 2007 would have increased $3.0 million (or $2.0 million on an after-tax basis). The Company made no contributions to the U.S. plan in 2007 and is not statutorily required to make contributions to the plan in 2008. The Company’s non-U.S. plan assets are comprised of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 0.75% to 7.5% for 2007 and ranged from 2.5% to 6.5% for 2006.

The Company adopted the provisions of SFAS No. 158 effective in the year ended December 31, 2006. For a summary of the material provisions of SFAS No. 158, see “New Accounting Standards.” The adoption of SFAS No. 158 in 2006 decreased the Company’s minimum pension liability by $13.0 million ($9.1 million net of tax benefits) due to the recognition of previously unrecognized, over-funded positions in certain of the Company’s non-US pension plans. The Company also recorded other comprehensive income of $10 million ($6.5 million net of tax benefits) due to the recognition of actuarially determined prior service credits associated with the Company’s U.S. based retiree benefit program. As of December 31, 2007, approximately $120 million ($81 million, net of tax benefits) of aggregate unrecognized prior service credits and unrecognized actuarial losses are included in accumulated other comprehensive income associated with the Company’s pension plans. In addition, as of December 31, 2007, approximately $5.7 million ($3.9 million, net of tax) of aggregate unrecognized prior service credits and unrecognized actuarial losses are included in accumulated other comprehensive income associated with the Company’s postretirement plans.

The U.S. Pension Protection Act of 2006 was enacted August 17, 2006. While the Act will have some effect on specific plan provisions in the Company’s retirement program, its primary effect will be to change the minimum funding requirements for plan years beginning in 2009. Based on initial projections, the Act is expected to slightly increase the amount of our required contributions in 2009.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective and adopted by the Company as of the fiscal year ended December 31, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this standard reduced the amount of pension and other post-retirement liabilities recorded by approximately $23 million as of December 31, 2006 due to the recognition of previously unrecognized, over-funded positions in certain of the Company’s non-US pension plans and due to the recognition of actuarially determined prior service credits associated with the Company’s U.S. based retiree benefit program. The Company expects to change its pension plan measurement date to December 31 effective in 2008. See “Pension and Other Post Retirement & Employee Benefit Plans” above and Notes 9 and 10 to the Consolidated Financial Statements for additional information.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted FIN 48 as of January 1, 2007, as required. As a result of the implementation, the Company recognized a decrease of $63 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123 R), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Note 15 to the Consolidated Financial Statements for further discussion.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective in the Company’s first quarter of 2006. The adoption of SFAS No. 151 did not have a significant impact on the Company's results of operations, financial position or cash flows.

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

The Company completed the acquisition of Tektronix, Inc. on November 21, 2007. Management considers the transaction material to Company’s consolidated financial statements from the date of the acquisition through December 31, 2007, and believes that the internal controls and procedures of Tektronix have a material effect on the Company’s internal control over financial reporting. Due to the close proximity of the completion date of the acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the Tektronix business from its assessment of internal control over financial reporting. As of December 31, 2007, Tektronix, an indirect, wholly-owned subsidiary of the Company, accounted for $3.3 billion and $2.8 billion of the Company’s total and net assets, respectively, and $133 million and $62 million of the Company’s revenues and net loss, respectively, for the year then ended.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 with the exception of the aforementioned Tektronix acquisition. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 19, 2008 appears on page 58 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Danaher Corporation:

We have audited Danaher Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tektronix, Inc., which was acquired in 2007 and is included in the 2007 consolidated financial statements of Danaher Corporation and constituted $3.3 billion and $2.8 billion of total and net assets, respectively, as of December 31, 2007 and $133 million and $62 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Danaher Corporation also did not include an evaluation of the internal control over financial reporting of Tektronix, Inc.

In our opinion, Danaher Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payments, and adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements Nos. 87, 88, 106, and 132R. Also, as discussed in Note 13 to the Consolidated Financial Statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 19, 2008

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 ($ in thousands, except per share data)	2007	2006	2005
Sales	$11,025,917	$9,466,056	$7,871,498
Operating costs and expenses:
Cost of sales	5,985,022	5,268,996	4,467,303
Selling, general and administrative expenses	2,713,097	2,273,227	1,777,717
Research and development expenses	601,424	440,002	374,307
Other (income) expense	(14,335)	(16,379)	4,596

Total operating expenses	9,285,208	7,965,846	6,623,923
Operating profit	1,740,709	1,500,210	1,247,575
Interest expense	(109,702)	(79,375)	(44,540)
Interest income	6,092	8,008	14,707

Earnings from continuing operations before income taxes	1,637,099	1,428,843	1,217,742
Income taxes	(423,101)	(319,637)	(332,133)

Earnings from continuing operations	1,213,998	1,109,206	885,609
Earnings from discontinued operations, net of income taxes	155,906	12,823	12,191

Net earnings	$1,369,904	$1,122,029	$897,800

Earnings per share from continuing operations:
Basic	$3.90	$3.60	$2.87

Diluted	$3.72	$3.44	$2.72

Earnings per share from discontinued operations:
Basic	$0.50	$0.04	$0.04

Diluted	$0.47	$0.04	$0.04

Net earnings per share:
Basic	$4.40	$3.64	$2.91

Diluted	$4.19	$3.48	$2.76

Average common stock and common equivalent shares outstanding (in thousands):
Basic	311,225	307,984	308,905
Diluted	329,459	325,251	327,983

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ and shares in thousands)

	2007	2006

ASSETS
Current Assets:
Cash and equivalents	$239,108	$317,810
Trade accounts receivable, less allowance for doubtful accounts of $108,781 and $102,369	1,984,384	1,654,725
Inventories	1,193,615	988,709
Prepaid expenses and other current assets	632,660	475,495

Total current assets	4,049,767	3,436,739
Property, plant and equipment, net	1,108,634	868,623
Other assets	507,550	300,226
Goodwill	9,241,011	6,560,239
Other intangible assets, net	2,564,973	1,698,324

Total assets	$17,471,935	$12,864,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$330,480	$10,855
Trade accounts payable	1,125,600	932,870
Accrued expenses and other liabilities	1,443,773	1,515,989

Total current liabilities	2,899,853	2,459,714
Other liabilities	2,090,630	1,336,916
Long-term debt	3,395,764	2,422,861
Stockholders’ equity:
Common stock - $0.01 par value, 1 billion shares authorized; 352,608 and 341,223 issued; 317,984 and 308,242 outstanding	3,526	3,412
Additional paid-in capital	1,718,716	1,027,454
Retained earnings	6,820,756	5,421,809
Accumulated other comprehensive income	542,690	191,985

Total stockholders’ equity	9,085,688	6,644,660

Total liabilities and stockholders’ equity	$17,471,935	$12,864,151

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 ($ in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$1,369,904	$1,122,029	$897,800
Less: earnings from discontinued operations, net of tax	155,906	12,823	12,191

Net earnings from continuing operations	1,213,998	1,109,206	885,609
Non-cash items, net of the effect of discontinued operations:
Depreciation	173,942	151,524	139,244
Amortization	94,550	64,173	35,998
Stock compensation expense	73,347	67,191	7,502
Change in deferred income taxes	29,870	24,154	102,910
Change in trade accounts receivable, net	(72,555)	(48,255)	(66,534)
Change in inventories	38,094	3,683	(20,611)
Change in accounts payable	103,800	75,927	136,315
Change in prepaid expenses and other assets	38,601	(14,962)	(38,258)
Change in accrued expenses and other liabilities	5,661	98,088	7,092

Total operating cash flows from continuing operations	1,699,308	1,530,729	1,189,267
Total operating cash flows from discontinued operations	(53,533)	16,522	14,534

Net cash flows from operating activities	1,645,775	1,547,251	1,203,801

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(162,071)	(136,411)	(119,733)
Proceeds from disposals of property, plant and equipment	15,537	9,988	18,783
Cash paid for acquisitions	(3,576,562)	(2,656,035)	(885,083)
Cash paid for investment in acquisition target and other marketable securities	(23,219)	(84,102)	—
Proceeds from sale of investment and divestitures	301,278	98,485	22,100

Total investing cash flows from continuing operations	(3,445,037)	(2,768,075)	(963,933)
Total investing cash flows from discontinued operations	(722)	(1,295)	(1,473)

Net cash used in investing activities	(3,445,759)	(2,769,370)	(965,406)

Cash flows from financing activities:
Proceeds from issuance of common stock	733,028	98,415	59,931
Payment of dividends	(34,275)	(24,589)	(21,553)
Purchase of treasury stock	(117,486)	—	(257,696)
Net increase in borrowings (maturities of 90 days or less)	647,761	846,897	—
Proceeds from debt borrowings (maturities longer than 90 days)	493,705	757,490	355,745
Debt repayments	(10,563)	(459,372)	(647,987)

Net cash generated by (used in) financing activities	$1,712,170	1,218,841	(511,560)

Effect of exchange rate changes on cash and equivalents	9,112	5,537	(20,399)

Net change in cash and equivalents	(78,702)	2,259	(293,564)
Beginning balance of cash and equivalents	317,810	315,551	609,115

Ending balance of cash and equivalents	$239,108	$317,810	$315,551

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount
Balance, January 1, 2005	336,946	$3,369	$1,052,154	$3,448,122	$116,037
Net earnings for the year	—	—	—	897,800	—	$897,800
Dividends declared	—	—	—	(21,553)	—	—
Common stock based award activity	1,601	16	67,417	—	—	—
Treasury stock purchase (5 million shares)	—	—	(257,696)	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(216,447)	(216,447)
Minimum pension liability (net of tax benefit of $3,579)	—	—	—	—	(8,869)	(8,869)

Balance, December 31, 2005	338,547	$3,385	$861,875	$4,324,369	$(109,279)	$672,484

Net earnings for the year	—	—	—	1,122,029	—	$1,122,029
Dividends declared	—	—	—	(24,589)	—	—
Common stock based award activity	2,676	27	165,579	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	284,413	284,413
Adjustment for adoption of SFAS No. 158 (net of tax expense of $7,414 )					15,629	—
Minimum pension liability (net of tax expense of $1,289)	—	—	—	—	1,222	1,222

Balance, December 31, 2006	341,223	$3,412	$1,027,454	$5,421,809	$191,985	$1,407,664

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 13)	—	—	—	63,318	—
Net earnings for the year	—	—	—	1,369,904	—	$1,369,904
Dividends declared	—	—	—	(34,275)	—	—
Common stock issuance	6,900	69	550,433	—	—	—
Common stock issued in connection with LYONs’ conversion	49	1	2,487	—	—	—
Common stock based award activity (including 310 thousand restricted shares issued in connection with Tektronix acquisition)	4,436	44	255,828	—	—	—
Treasury stock purchase (1.6 million shares)	—	—	(117,486)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	305,758	305,758
Unrecognized pension and postretirement plan costs (net of tax expense of $21,735)	—	—	—	—	44,947	44,947

Balance, December 31, 2007	352,608	$3,526	$1,718,716	$6,820,756	$542,690	$1,720,609

See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets professional, medical, industrial and consumer products which are typically characterized by strong brand names, proprietary technology and major market positions in four business segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment encompasses two strategic businesses—test and measurement and environmental. These businesses produce and sell desktop and compact, professional test and measurement tools and calibration equipment, a variety of video test and monitoring products, network management solutions, network diagnostic equipment and related services; water quality instrumentation and consumables and ultraviolet disinfection systems; and retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems. The Medical Technologies segment includes businesses that design and manufacture acute care diagnostic instruments, high-precision optical systems for the analysis of microstructures; automated specimen preparation instruments and related reagents; and pathology diagnostic tests, including cancer diagnostics and a wide range of products used by dental professionals. Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines and by original equipment manufacturers (OEMs) into various end-products and systems. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, motion and product identification, and two focused niche businesses, aerospace and defense and sensors & controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices. The Tools & Components segment is one of the largest domestic producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; and drill chucks.

Accounting Principles—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, amortization of recorded goodwill balances ceased effective January 1, 2002. However, amortization of certain identifiable intangible assets continues over the estimated useful lives of the identified asset. Refer to Notes 2 and 6 for additional information.

Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Shipping and handling costs billed to customers are included in sales.

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of professional, industrial, medical and consumer products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sale upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale as required by SFAS No. 48. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price for the products purchased in accordance with EITF 01-9, Accounting for Consideration Given to Vendor to a Customer (including a Reseller of a Vendor’s Products). Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to maintenance agreements is recognized as revenue over the term of the agreement as required by FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Revenues for contractual arrangements with multiple elements are allocated pursuant to Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues are recognized for the separate elements when the product or services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are identifiable as those elements are also sold unaccompanied by other elements.

Research and Development—The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.

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

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Refer to Note 13 for additional information.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries ($ in millions).

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrecognized Pension and Post- Retirement Costs, Net of Income Tax	Total Accumulated Comprehensive Income (Loss)
Balance, January 1, 2005	$223.2	$(107.2)	$—	$116.0
Current-period change	(216.5)	(8.8)	—	(225.3)

Balance, December 31, 2005	6.7	(116.0)	—	(109.3)
Current-period change	284.5	1.2	—	285.7
Adoption of SFAS No. 158	—	114.8	(99.2)	15.6

Balance, December 31, 2006	291.2	—	(99.2)	192.0
Current-period change	305.8	—	44.9	350.7

Balance, December 31, 2007	$597.0	$—	$(54.3)	$542.7

See Notes 9 and 10 for additional information related to the minimum pension liability and unrecognized losses and prior service cost components of accumulated other comprehensive income.

Accounting for Stock Options—As described in Note 15, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and restricted stock units (RSUs), based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS No. 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and generally recognized as an expense on a straight-line basis over the service periods of each award.

Pension & Post Retirement Benefit Plans—On September 29, 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and post-employment benefit plans on the balance sheet. The Company adopted SFAS 158 as of December 31, 2006. See Notes 9 & 10 for additional information.

New Accounting Pronouncements—See Note 18.

(2)	ACQUISITIONS AND DIVESTITURES:

The Company has completed a number of acquisitions during the years ended December 31, 2007, 2006 and 2005 that were either a strategic fit with an existing Company business or were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company has reflected the impact of any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises) related to its 2006 acquisitions in the final purchase price allocation for these acquisitions. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2007 acquisitions and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required.

The following briefly describes the Company’s acquisition and divestiture activity for the three years ended December 31, 2007.

In November 2007, the Company acquired Tektronix, Inc. (Tektronix) for a cash purchase price of approximately $2.8 billion including transaction costs and net of cash and debt acquired. The Company initially financed the acquisition of Tektronix through the issuance of commercial paper and available cash (including proceeds from the underwritten public offering of 6.9 million shares of Danaher common stock completed on November 2, 2007 – refer to Note 15). Subsequent to the acquisition, the Company issued $500 million of 5.625% senior notes due 2018 in an underwritten public offering (refer to Note 8) and used the net proceeds from this offering to repay a portion of the commercial paper issued to finance the Tektronix acquisition. Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for the communications, computer, consumer electronics, and education industries – as well as military/aerospace, semiconductor, and a broad range of other industries worldwide and had revenues of $1.1 billion in its most recent completed fiscal year prior to the acquisition. Tektronix is part of the Company’s test and measurement business and its results are reported within the Professional Instrumentation segment. The Company recorded a preliminary estimate of goodwill of $1.8 billion related to the acquisition of Tektronix which arose primarily due to the strategic fit of Tektronix with existing operations, the worldwide leadership position of Tektronix in its served markets and the earnings growth potential of this business. In addition, the Company allocated $60.4 million of the purchase price to in-process research and development reflecting the estimated fair value of this acquired intangible asset. This amount was immediately expensed in accordance with the provisions of SFAS No. 141, Business Combinations.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year prior to the acquisition. ChemTreat is part of the Company’s environmental business and its results are reported within the Professional Instrumentation segment. ChemTreat is expected to provide additional sales and earnings growth opportunities for the Company both through the growth of existing products and services and through the potential acquisition of complementary businesses. The Company recorded a preliminary estimate of goodwill of $329 million related to the acquisition of ChemTreat which arose primarily due to the expected revenue and earnings growth of this business.

In addition to completing the acquisitions of Tektronix and ChemTreat, the Company acquired ten other companies or product lines during 2007. Total consideration for these ten acquisitions was $273 million in cash, including transaction costs and net of cash acquired. Each company acquired is a manufacturer and assembler of instrumentation products, in market segments such as test and measurement, dental technologies, product identification, sensors and controls and environmental instruments. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these ten acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million. The Company has recorded a preliminary estimate of goodwill related to these acquisitions of $174 million reflecting the strategic fit and revenue and earnings growth potential of these businesses.

In the first quarter of 2007 and the last quarter of 2006, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of $525 million, including transaction costs and net of $113 million of cash acquired, and assumed debt of $1.5 million. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its most recent completed fiscal year prior to the acquisition. The Vision acquisition resulted in the recognition of goodwill of $432 million, of which $76 million was recorded in 2007. Goodwill associated with this acquisition primarily relates to Vision’s future revenue growth and earnings potential.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental for total consideration of approximately $2 billion, including transaction costs and net of approximately $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to December 31, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. The Sybron acquisition resulted in the recognition of goodwill of $1.5 billion primarily related to Sybron’s future earnings and cash flow potential and the world-wide leadership position of Sybron in many of its served markets.

In addition to Sybron Dental and Vision, the Company acquired nine other companies and product lines in 2006 for total consideration of approximately $213 million in cash, including transaction costs, net of cash acquired. In general, each company is a manufacturer and assembler of environmental instrumentation, medical equipment or industrial products, in markets such as test and measurement, acute care diagnostics, water quality, product identification, and sensors and controls. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $130 million of goodwill related to these acquired businesses. The aggregated annual sales of these nine acquired businesses at the dates of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition were approximately $140 million.

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K.—based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology's issued share capital for $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company allowed its offer for First Technology to lapse. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to a $3 million break-up fee paid by First Technology to the Company. The Company recorded a pre-tax gain of $14 million ($8.9 million after-tax, or $0.03 per diluted share) upon the sale of these securities including the related break-up fee, net of related transaction costs during the year ended December 31, 2006, which is included in “other (income) expense” in the accompanying Statement of Earnings.

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

In addition to Linx and Leica, the Company acquired 11 smaller companies and product lines during 2005 for total consideration of $285 million in cash, including transaction costs and net of cash acquired. In general, each company is a manufacturer and assembler of environmental or instrumentation products, in markets such as medical technologies, test and measurement, motion, environmental, product identification, sensors and controls and aerospace and defense. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $222 million of goodwill related to these acquired businesses. The aggregate annual sales of these 11 acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $260 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2007, 2006, and 2005 and the individually significant acquisitions discussed above ($ in thousands):

Overall	2007	2006	2005
Accounts receivable	$200,199	$143,441	$171,978
Inventory	207,336	136,855	138,626
Property, plant and equipment	202,203	116,388	77,088
Goodwill	2,455,473	2,009,826	650,261
Other intangible assets, primarily customer relationships, trade names and patents	884,263	865,449	172,362
In-process research and development	60,400	6,500	—
Refundable escrowed purchase price	48,504	—	—
Accounts payable	(57,617)	(50,057)	(65,706)
Other assets and liabilities, net	(420,418)	(389,200)	(245,162)
Assumed debt	(3,781)	(183,167)	(14,364)

Net cash consideration	$3,576,562	$2,656,035	$885,083

	2007
Significant 2007 Acquisitions	Tektronix	ChemTreat	All Others	Total
Accounts receivable	$149,315	$33,982	$16,902	$200,199
Inventory	181,753	6,541	19,042	207,336
Property, plant and equipment	185,567	10,655	5,981	202,203
Goodwill	1,874,578	330,847	250,048	2,455,473
Other intangible assets, primarily customer relationships, trade names and patents	720,000	72,000	92,263	884,263
In-process research and development	60,400	—	—	60,400
Refundable escrowed purchase price	48,504	—	—	48,504
Accounts payable	(35,919)	(11,468)	(10,230)	(57,617)
Other assets and liabilities, net	(401,308)	(17,891)	(1,219)	(420,418)
Assumed debt	—	—	(3,781)	(3,781)

Net cash consideration	$2,782,890	$424,666	$369,006	$3,576,562

	2006
Significant 2006 Acquisitions	Sybron Dental	Vision	All Others	Total
Accounts receivable	$103,335	$24,165	$15,941	$143,441
Inventory	108,777	24,709	3,369	136,855
Property, plant and equipment	91,769	20,703	3,916	116,388
Goodwill	1,523,348	356,967	129,511	2,009,826
Other intangible assets, primarily customer relationships, trade names and patents	686,900	102,003	76,546	865,449
In-process research and development	—	6,500	—	6,500
Accounts payable	(31,744)	(8,816)	(9,497)	(50,057)
Other assets and liabilities, net	(286,090)	(96,189)	(6,921)	(389,200)
Assumed debt	(181,671)	(1,496)	—	(183,167)

Net cash consideration	$2,014,624	$428,546	$212,865	$2,656,035

	2005
Significant 2005 Acquisitions	Leica	Linx	All Others	Total
Accounts receivable	$123,064	$17,094	$31,820	$171,978
Inventory	105,454	8,437	24,735	138,626
Property, plant and equipment	56,239	8,498	12,351	77,088
Goodwill	331,806	96,480	221,975	650,261
Other intangible assets, primarily customer relationships, trade names and patents	85,592	47,188	39,582	172,362
Accounts payable	(40,358)	(7,430)	(17,918)	(65,706)
Other assets and liabilities, net	(226,912)	600	(18,850)	(245,162)
Assumed debt	(5,503)	—	(8,861)	(14,364)

Net cash consideration	$429,382	$170,867	$284,834	$885,083

The unaudited pro forma information for the periods set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in thousands except per share amounts):

	2007	2006
Net sales	$12,155,806	$11,316,462

Net earnings from continuing operations	$1,230,134	$1,112,369

Diluted earnings per share from continuing operations	$3.70	$3.38

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within 12 months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2007 acquisitions, particularly the Tektronix acquisition, and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized.

Accrued liabilities associated with these exit activities include the following ($ in thousands, except headcount):

	Involuntary Employee Termination Benefits		Facility Closure and Restructuring
	Headcount	Dollars
Balance, January 1, 2005	563	$35,105	$33,608
Headcount / accruals related to 2005 acquisitions	820	24,346	14,341
Adjustments to previously provided estimates	204	(4,505)	(7,407)
Headcount reductions / costs incurred in 2005	(891)	(27,058)	(17,964)

Balance, December 31, 2005	696	27,888	22,578
Headcount / accruals related to 2006 acquisitions	201	14,824	6,820
Adjustments to previously provided estimates	(150)	(1,069)	858
Headcount reductions / costs incurred in 2006	(282)	(17,228)	(8,308)

Balance, December 31, 2006	465	24,415	21,948
Headcount / accruals related to 2007 acquisitions	61	1,181	521
Adjustments to previously provided estimates	(133)	(2,224)	288
Headcount reductions / costs incurred in 2007	(64)	(14,068)	(9,462)

Balance, December 31, 2007	329	$9,304	$13,295

The adjustments to previously provided reserves reflect finalization of the restructuring plans. All adjustments to the previously provided reserves resulted in adjustments to goodwill in accordance with EITF 95-3. Involuntary employee termination benefits are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying balance sheet. Facility closure and restructuring costs are reflected in other accrued expenses. Refer to Note 7.

(3)	DISCONTINUED OPERATIONS

In July 2007, the Company completed the sale of its power quality business for a sale price of $275 million in cash, net of transaction costs, and recorded an after-tax gain of $150 million ($0.45 per diluted share). The power quality business designs, makes and sells power quality and reliability products and services, and prior to the sale was part of the Company’s Industrial Technologies segment. The Company has reported the power quality business as a discontinued operation in this Form 10-K in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the power quality business as a discontinued operation. The assets and liabilities of the power quality business have been reclassified as held for sale within other current assets and other current liabilities at December 31, 2006. The Company allocated a portion of the consolidated interest expense to discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations.

The key components of income from discontinued operations related to the power quality business for the years ended December 31 were as follows ($ in thousands):

	2007	2006	2005
Net sales	$81,141	$130,348	$113,206
Operating expense	72,239	112,565	96,113
Allocated interest expense	351	454	393

Earnings before taxes	8,551	17,329	16,700
Income taxes	(2,279)	(4,506)	(4,509)

Earnings from discontinued operations	6,272	12,823	12,191
Gain on sale, net of $61,369 of related income taxes	149,634	—	—

Earnings from discontinued operations, net of income taxes	$155,906	$12,823	$12,191

The key components of assets and liabilities of discontinued operations related to the power quality businesses which are included in other current assets and other current liabilities in the balance sheet consisted of the following ($ in thousands):

December 31, 2006
Trade accounts receivable, net	$20,245
Inventory	16,651
Property, plant and equipment, net of accumulated depreciation	5,745
Goodwill	35,884
Other assets	866

Total assets	$79,391

Trade accounts payable	$19,467
Accrued expenses and other liabilities	8,020

Total liabilities	$27,487

(4)	INVENTORY:

The classes of inventory are summarized as follows ($ in thousands):

	December 31, 2007	December 31, 2006
Finished goods	$547,742	$429,740
Work in process	195,332	182,809
Raw material	450,541	376,160

	$1,193,615	$988,709

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $18 million and $11 million higher at December 31, 2007 and 2006, respectively.

(5)	PROPERTY, PLANT AND EQUIPMENT:

The classes of property, plant and equipment are summarized as follows ($ in thousands):

	December 31, 2007	December 31, 2006
Land and improvements	$105,096	$73,795
Buildings	679,575	546,469
Machinery and equipment	1,726,426	1,515,724

	2,511,097	2,135,988
Less accumulated depreciation	(1,402,463)	(1,267,365)

	$1,108,634	$868,623

(6)	GOODWILL & OTHER INTANGIBLE ASSETS:

As discussed in Note 2, goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The Company’s annual impairment test was performed in the fourth quarters of 2007, 2006 and 2005 and no impairment was identified. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2005, 2006, and 2007 ($ in millions).

Balance January 1, 2005	$3,934
Attributable to 2005 acquisitions	650
Adjustments due to finalization of purchase price allocations	(1)
Attributable to 2005 disposition	(5)
Effect of foreign currency translation	(139)

Balance December 31, 2005	$4,439
Attributable to 2006 acquisitions	2,010
Adjustments due to finalization of purchase price allocations	(38)
Effect of foreign currency translation	149

Balance December 31, 2006	$6,560
Attributable to 2007 acquisitions	2,455
Adjustments due to finalization of purchase price allocations	(12)
Effect of foreign currency translation	238

Balance December 31, 2007	$9,241

The carrying value of goodwill by segment is summarized as follows ($ in millions):

Segment	December 31, 2007	December 31, 2006
Professional Instrumentation	$3,797	$1,455
Medical Technologies	3,244	2,924
Industrial Technologies	2,006	1,987
Tools & Components	194	194

	$9,241	$6,560

Goodwill of $36 million associated with the discontinued power quality business (refer to Note 3) was classified as other assets in the consolidated balance sheet as of December 31, 2006 and prior period information has been reclassified to reflect this change.

Intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite – Lived Intangibles
Patents & technology	$460,976	$(84,669)	$252,180	$(57,434)
Other intangibles (primarily customer relationships)	1,268,820	(185,113)	877,452	(108,833)

Total finite – lived intangibles	1,729,796	(269,782)	1,129,632	(166,267)

Indefinite – Lived Intangibles
Trademarks & trade names	1,104,959	—	734,959	—

	$2,834,755	$(269,782)	$1,864,591	$(166,267)

Total intangible amortization expense in 2007, 2006 and 2005 was $95 million, $64 million and $36 million, respectively. The estimated amortization expense for year ending December 31, 2008 is $140 million, before amounts associated with 2008 acquisitions, if any.

(7)	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities include the following ($ in thousands):

	December 31, 2007		December 31, 2006
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$530,949	$525,966	$463,643	$498,248
Claims, including self-insurance and litigation	88,787	70,184	81,640	66,158
Postretirement benefits	13,100	115,200	10,500	99,500
Environmental and regulatory compliance	47,537	79,299	46,330	74,812
Taxes, income and other	237,458	1,261,233	437,272	564,370
Sales and product allowances	250,393	15,085	160,986	—
Warranty	98,200	12,500	82,878	14,500
Other, individually less than 5% of current or total liabilities	177,349	11,163	232,740	19,328

	$1,443,773	$2,090,630	$1,515,989	$1,336,916

Approximately $209 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2007. Refer to Note 13 for further discussion of the Company’s income tax obligations.

(8)	FINANCING:

The components of the Company’s debt as of December 31, 2007 and 2006 were as follows ($ in thousands):

	December 31, 2007	December 31, 2006
Euro-denominated commercial paper (€164 million)	$239,715	$786,762
U.S. dollar-denominated commercial paper	1,311,211	79,976
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	729,600	660,150
6.1% notes due 2008	250,000	250,000
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	605,938	594,241
5.625% notes due 2018	500,000	—
Other	89,780	62,587

	3,726,244	2,433,716
Less – currently payable	330,480	10,855

	$3,395,764	$2,422,861

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the credit facilities described below provide credit support for the program, the $2.5 billion of availability under the credit facilities has the practical effect of reducing from $4.0 billion to $2.5 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions.

During 2007, the Company utilized its commercial paper program, in part, to fund the acquisitions of ChemTreat and Tektronix. Operating cash flow and proceeds from the November 2007 underwritten common stock offering (refer to Note 15), in the case of Tektronix, were also utilized to fund the acquisitions. In December 2007, the proceeds from the offering of the 2018 Notes (described below) were used to reduce outstanding borrowings under the commercial paper program. As of December 31, 2007, U.S. dollar commercial paper borrowings had a weighted average interest rate of 4.6% and an average maturity of 12 days and Euro-denominated commercial paper borrowings had a weighted average interest rate of 5.1% and an average maturity of 32 days.

Credit support for part of the commercial paper program is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on Bank of America’s prime rate or on the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. The Credit Facility requires the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less.

In addition to the Credit Facility, in connection with the financing of the Tektronix acquisition in November 2007, the Company entered into a $1.9 billion unsecured revolving bridge loan facility (the “Bridge Facility”) which expires on November 11, 2008. The Bridge Facility also provides credit support for the commercial paper program and can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, either (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on the prime rate as published in the Wall Street Journal or on the Federal funds rate plus 50 basis points. The Bridge Facility requires the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less, and is required to be prepaid with the net cash proceeds of certain equity or debt issuances by the Company or any of its subsidiaries.

Together with the Company’s pre-existing $1.5 billion credit facility, the Bridge Facility temporarily increased the Company’s aggregate credit facilities to $3.4 billion. In December 2007, the amount of the Bridge Facility was reduced by $0.9 billion leaving the amount of the Bridge Facility at $1.0 billion and the aggregate amount of the Company’s credit facilities at $2.5 billion, in each case as of December 31, 2007. There were no borrowings under either the Credit Facility or the Bridge Facility during 2007.

The Company has classified $1.5 billion of the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

In December 2007, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5.625% senior notes due 2018 (“2018 Senior Notes”). The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 25 basis points. As of December 31, 2007, the fair value of the 2018 Senior Notes approximated their carrying value.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed. As of December 31, 2007, the fair value of the Eurobond Notes was approximately $700 million.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each of their LYONs into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2007, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash. As of December 31, 2007, the fair value of the LYONs was approximately $1.1 billion.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% percent of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1.2 million of contingent interest on the LYONs for the year ended December 31, 2007.

The $250 million of 6.1% notes due 2008 mature October 15, 2008. The fair value of the 2008 notes, after taking into account the interest rate swaps discussed below, is approximately $255 million at December 31, 2007. In January 2002, the Company entered into two interest rate swap agreements for the term of the notes having an aggregate notional principal amount of $100 million whereby the effective net interest rate on $100 million of the Notes is the six-month LIBOR rate plus approximately 0.425%. Rates are reset twice per year. At December 31, 2007, the net interest rate on $100 million of the notes was 4.43% after giving effect to the interest rate swap agreement. In accordance with SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”, as

amended), the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the Eurobond Notes and the 2018 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2007, the Company was in compliance with all of its debt covenants.

The minimum principal payments during the next five years are as follows: 2008—$331 million; 2009—$4 million; 2010—$5 million; 2011—$5 million, 2012—$1,504 million and $1,877 million thereafter.

The Company made interest payments of $95 million, $48 million and, $43 million in 2007, 2006 and 2005, respectively.

(9)	PENSION BENEFIT PLANS:

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and other postretirement plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan's funded status in the Company's consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the following table for pension benefit plans (see Note 10 regarding Other Post-Retirement Employee Benefit Plans). The adoption of SFAS No. 158 had no effect on the Company's consolidated statement of earnings for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company's operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled "Prior to Adopting SFAS No. 158.”

	As of December 31, 2006 ($ in millions)
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
US Pension Benefits
Pension liability	$(114.3)	—	$(114.3)
Accumulated other comprehensive loss, after income tax effect	98.9	—	98.9

Non-US Pension Benefits
Pension liability	$(222.9)	$13.0	$(209.9)
Accumulated other comprehensive loss, after income tax effect	15.9	(9.1)	6.8

Total Pension Benefits
Pension liability	$(337.2)	$13.0	$(324.2)
Accumulated other comprehensive loss, after income tax effect	114.8	(9.1)	105.7

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $3.6 million ($2.3 million, net of tax) and unrecognized actuarial losses of $92.5 million ($60.3 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of September 30, 2007. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2008 is $0.3 million ($0.2 million, net of tax) and $6.5 million ($4.4 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2008.

The Company has noncontributory defined benefit pension plans which cover certain of its domestic employees. Benefit accruals under most of these plans have ceased. It is the Company’s policy to fund, at a minimum, amounts required by the Internal Revenue Service. The Company acquired Sybron Dental in May 2006, including its pension plans. The Company acquired Tektronix in November 2007, including its pension plans. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using a measurement date of September 30 for the plans not acquired in the Tektronix acquisition. Tektronix was acquired subsequent to September 30, therefore, the measurement date for the Tektronix pension plans was the date of acquisition ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2007	2006	2007	2006
Change in pension benefit obligation

Benefit obligation at beginning of year	$695.6	$629.8	$532.3	$447.0
Service cost	3.0	4.7	14.0	10.9
Interest cost	44.7	36.9	24.4	19.4
Employee contributions	—	—	2.5	2.1
Amendments and other	—	—	(0.8)	(8.9)
Benefits paid and other	(47.4)	(43.5)	(30.8)	(26.1)
Acquisition	563.7	59.5	114.9	51.2
Actuarial loss (gain)	17.2	8.2	(36.6)	(13.9)
Foreign exchange rate impact	—	—	39.7	50.6

Benefit obligation at end of year	1,276.8	695.6	659.6	532.3

Change in plan assets
Fair value of plan assets at beginning of year	581.3	509.7	315.1	235.6
Actual return on plan assets	78.5	44.4	20.6	18.4
Employer contributions	0.7	11.3	23.9	21.3
Employee contributions	—	—	2.5	2.2
Plan settlements	—	—	—	(4.0)
Benefits paid and other	(47.4)	(43.5)	(30.8)	(26.1)
Acquisition	587.4	59.4	61.4	39.9
Foreign exchange rate impact	—	—	18.8	27.8

Fair value of plan assets at end of year	1,200.5	581.3	411.5	315.1
Funded status	(76.3)	(114.3)	(248.1)	(217.2)
Accrued contribution	—	—	9.7	7.4

Accrued benefit cost	$(76.3)	$(114.3)	$(238.4)	$(209.8)

The combined underfunded status of the U.S. and Non-U.S. pension plans of $315 million at December 31, 2007 is recognized in the accompanying consolidated balance sheet as accrued compensation and benefits included in other non-current liabilities. Refer to Note 7.

Weighted average assumptions used to determine benefit obligations measured at September 30:

	U. S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	5.15%	4.35%
Rate of compensation increase	4.00%	4.00%	3.20%	2.95%

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2007	2006	2007	2006
Components of net periodic pension cost ($ in millions)
Service cost	$3.0	$4.7	$14.0	$10.9
Interest cost	44.7	36.9	24.4	19.4
Expected return on plan assets	(48.6)	(41.5)	(18.6)	(12.9)
Amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of net (gain) loss	14.0	16.9	1.4	1.7
Curtailment and settlement (gains) / losses recognized	—	—	0.1	(2.8)

Net periodic pension cost	$13.1	$17.0	$21.1	$16.1

Weighted average assumptions used to determine net periodic pension cost measured at September 30:

	U. S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Discount rate	5.75%	5.50%	4.35%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	5.55%	5.00%
Rate of compensation increase	4.00%	4.00%	2.95%	2.95%

Selection of Expected Rate of Return on Assets

For the years ended December 31, 2007, 2006, and 2005, the Company used an expected long-term rate of return assumption of 8.0% for the Company’s U.S. defined benefit pension plan. The Company intends on using an expected long-term rate of return assumption of 8.0% for 2008 for its U.S. plan. The expected long-term rate of return assumption for the non-U.S. plans was determined on a plan-by-plan basis based on the composition of assets and ranged from 0.75% to 7.5% in 2007.

Investment Policy

The U.S. plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan.

Asset Information

(% of assets by asset categories at measurement date - September 30 for each year)

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2007	2006	2007	2006
Equity securities	66%	64%	41%	31%
Debt securities	34%	36%	42%	36%
Cash & Other	—	—	17%	33%

Total	100%	100%	100%	100%

In connection with the acquisition of Tektronix in November 2007, the Company acquired approximately $589 million of assets associated with Tektronix’ existing U.S. pension plans and merged those assets with the assets included in the Company’s U.S. pension plan. Included in the plan assets of the Tektronix plan are investments in real estate, absolute return funds and private equity with a value of $43 million as of the date of acquisition – November 17, 2007, whose fair values have been estimated by management based upon information supplied to the Company by the fund managers or the general partners, in the absence of readily determinable market values that are available on publicly traded securities. The value of the plan assets directly affects the funded status of the Company’s U.S. pension plan recorded in the financial statements.

Expected Contributions

The Company was not statutorily required to make contributions to the U.S. plan for 2006 or 2007. The Company contributed $26 million to the non-U.S. plans during 2007. The Company is not required to and has no plans to make contributions to the U.S. plan in 2008. The Company expects to contribute approximately $29 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2008.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated.

($ in millions)	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2008	$82.0	$29.2	$111.2
2009	84.8	31.0	115.8
2010	85.4	32.2	117.6
2011	86.8	33.1	119.9
2012	89.0	35.2	124.2
2013-2017	467.5	180.6	648.1

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide funding based on a percentage of compensation.

Pension expense for all plans amounted to $105 million, $88 million and, $66 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(10)	OTHER POST RETIREMENT EMPLOYEE BENEFIT PLANS:

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

	Post Retirement Medical Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$112.3	$105.5
Service cost	1.2	0.9
Interest cost	6.5	5.8
Amendments and other	(0.3)	(3.3)
Actuarial loss (gain)	1.1	(7.0)
Acquisition	20.8	19.2
Retiree contributions	1.9	2.5
Benefits paid	(12.3)	(11.3)

Benefit obligation at end of year	131.2	112.3

Change in plan assets
Fair value of plan assets at beginning and end of year	—	—

Funded status	(131.2)	(112.3)
Accrued contribution	2.9	2.3

Accrued benefit cost	$(128.3)	$(110.0)

At December 31, 2007, $115 million of the total underfunded status of the plan was recognized as long-term accrued post retirement liability since it is not expected to be funded within one year.

Weighted average assumptions used to determine benefit obligations measured at September 30:

	2007	2006
Discount rate	6.00%	5.75%
Medical trend rate – initial	9.00%	9.00%
Medical trend rate – grading period	5 years	5 years
Medical trend rate – ultimate	5.00%	5.00%

The medical trend rate used to determine the post retirement benefit obligation was 9% for 2007. The rate decreases gradually to an ultimate rate of 5% in 2011, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

The following table sets forth, in million of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

($ in millions)	Amount
2008	13.1
2009	13.3
2010	13.3
2011	13.3
2012	12.8
2013-2017	57.8

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.7	$(0.6)
Effect on post retirement medical benefit obligation	9.4	(8.2)

	Post Retirement Medical Benefits
	2007	2006
Components of net periodic benefit cost ($ in millions)
Service cost	$1.2	$0.9
Interest cost	6.5	5.8
Amortization of loss	3.6	4.1
Amortization of prior service credit	(7.2)	(7.2)
Net periodic benefit cost	$4.1	$3.6

The incremental effects of adopting the provisions of SFAS No. 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the following table for other post-retirement employee benefit plans:

	As of December 31, 2006 ($ in millions)
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Other Post Retirement Benefits liability	$(120.0)	10.0	$(110.0)
Accumulated other comprehensive loss (income), after income tax effect	—	(6.5)	(6.5)

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $38.2 million ($24.9 million, net of tax) and unrecognized actuarial losses of $32.5 million ($21.2 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of September 30, 2007. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2008 is $7.2 million ($4.9 million, net of tax) and $3.2 million ($2.2 million, net of tax), respectively.

(11)	LEASES AND COMMITMENTS:

The Company’s leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $100 million in 2008, $91 million in 2009, $53 million in 2010, $35 million in 2011, $30 million in 2012 and $59 million thereafter. Total rent expense charged to income for all operating leases was $103 million, $84 million and, $68 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The following is a rollforward of the Company’s warranty accrual for the years ended December 31, 2007 and 2006 ($ in thousands):

December 31, 2005	$92,304
Accruals for warranties issued during period	93,692
Settlements made	(93,985)
Additions due to acquisitions	5,367

Balance December 31, 2006	97,378
Accruals for warranties issued during period	98,808
Changes in estimates related to pre-existing warranties	1,709
Settlements made	(104,974)
Additions due to acquisitions	17,779

Balance December 31, 2007	$110,700

(12)	LITIGATION AND CONTINGENCIES:

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and recorded a pre-tax gain of $12 million ($7.8 million after-tax, or $0.02 per diluted share) which is included in “Other (income) expense” in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2007.

The Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of the liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, automobile, aviation, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and have acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. Based upon the Company’s experience, current information and applicable laws, it does not believe that proceedings and claims will have a material adverse effect on its financial position, cash flows or results of operations.

The Company maintains third party insurance policies up to certain limits to cover liability costs in excess of predetermined retained amounts. The Company carries significant deductibles and self-insured retentions under most of its lines of insurance, and Company management believes that it maintains adequate accruals to cover the retained liability. Company management determines the accrual for self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

In addition, certain of the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position and the Company does not anticipate material capital expenditures for environmental control facilities.

In addition to environmental compliance costs, the Company from time to time incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where the Company and others disposed of hazardous wastes require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. The Company has projects underway at several current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries. The Company generally makes an assessment of the costs involved for remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that potential remediation liability for properties currently or previously owned is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for environmental-related personal injury claims and accrues for this estimated liability as such claims become known. While the Company actively pursues insurance recoveries as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realization is deemed probable and reasonably estimable. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. As such, the Company cannot assure that its estimates of environmental liabilities will not change.

In view of the Company's financial position and reserves for environmental remediation matters and environmental-related personal injury claims based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operations, financial condition or cash flow.

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

As of December 31, 2007, the Company had no known probable but inestimable exposures that are expected to have a material effect on the Company’s financial position and results of operations.

(13)	INCOME TAXES:

The provision for income taxes from continuing operations for the years ended December 31 consists of the following ($ in thousands):

	2007	2006	2005
Current:
Federal U.S.	$263,078	$141,085	$92,409
Other than U.S.	103,511	133,827	124,160
State and local	26,642	20,571	12,654
Deferred:
Federal U.S.	70,953	29,604	87,561
Other than U.S.	(44,876)	(12,982)	9,903
State and Local	3,793	7,532	5,446

Income tax provision	$423,101	$319,637	$332,133

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying balance sheets. Deferred income taxes consist of the following ($ in thousands):

	2007	2006
Bad debt allowance	$25,812	$15,377
Inventories	80,040	60,583
Property, plant and equipment	(50,486)	(37,595)
Pension and postretirement benefits	87,921	102,471
Insurance, including self—insurance	(29,636)	(60,126)
Basis difference in LYONs Notes	(103,768)	(82,870)
Goodwill and other intangibles	(845,914)	(613,491)
Environmental and regulatory compliance	32,310	26,764
Other accruals and prepayments	194,879	168,497
Deferred service income	(181,886)	(156,644)
Stock compensation expense	50,093	16,778
Tax credit and loss carryforwards	221,244	126,115
All other accounts	283	331

Net deferred tax liability	$(519,108)	$(433,810)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-tax Earnings
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	1.2	1.5	1.0
Taxes on foreign earnings	(10.6)	(8.9)	(8.3)
German tax credit	—	(1.4)	—
Foreign tax credit valuation allowances	—	(2.4)	—
In-process research and development	1.3	—	—
Research and experimentation credits and other	(1.1)	(1.4)	(0.4)

Effective income tax rate	25.8%	22.4%	27.3%

The effective tax rate for 2007 of 25.8% reflects net discrete tax benefits of approximately $21 million, or $0.07 per diluted share. New tax legislation that was signed into law in several taxing jurisdictions during 2007, most notably in Germany and Denmark, reduced income tax rates for 2008 and future periods which resulted in a reduction in the Company’s deferred tax liabilities and a like reduction in 2007 income tax expense as required under SFAS No. 109, Accounting for Income Taxes. The lower statutory rates are expected to be offset by other statutory changes in these jurisdictions, such that the Company's effective tax rate in future years will not be materially reduced as a result of the legislation. Partially offsetting the benefit from the above tax rate reduction was the effect of establishing income tax reserves during the year related to uncertain tax positions in various taxing jurisdiction, net of the reduction of tax reserves associated with Sweden as discussed below. The Company’s effective income tax rate for 2006 reflects net discrete tax benefits of $69 million, or $0.21 per diluted share associated with the reduction of valuation allowances related to foreign tax credit carryforwards that are now expected to be realized, the favorable resolution of examinations of certain previously filed returns which resulted in the reduction of previously provided tax reserves and the impact of a change in German tax law which entitles the Company to cash payments in lieu of previously held unrecognized tax credits.

The Company made income tax payments of $335 million, $204 million and, $168 million in 2007, 2006, and 2005, respectively. The Company recognized a tax benefit of $66 million, $36 million, and $15 million in 2007, 2006 and 2005, respectively, related to the exercise of employee stock options, which vested prior to the Company’s adoption of SFAS 123R and for which no expense was recognized. This benefit has been recorded as an increase to additional paid-in capital.

Included in deferred income taxes as of December 31, 2007 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $60 million (net of applicable valuation allowances of $149 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates through 2027. The recognition of any future benefit resulting from the reduction of valuation allowances established in purchase accounting will reduce goodwill of the acquired business. In addition, the Company had general business and foreign tax credit carryforwards of $96 million at December 31, 2007 and also has recorded a deferred tax asset for foreign credits of $65 million related to the indirect impact of certain unrecognized tax benefits (see below).

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits of $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s gross unrecognized tax benefits totaled $332 million ($254 million, net of offsetting indirect tax benefits and including $59 million associated with potential interest and penalties). As of December 31, 2007, gross unrecognized tax benefits totaled $475 million ($408 million, net of offsetting indirect tax benefits and including $81 million associated with potential interest and penalties). The net amount of unrecognized tax benefits at December 31, 2007 (including accrued interest and penalties) that, if reversed, would impact the effective rate is $328 million. Unrecognized tax benefits and associated accrued interest and penalties are included in “Taxes, income and other” in accrued expenses as detailed in Note 7.

The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions within its global operations in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $24 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in thousands):

Balance January 1, 2007	$331,701
Additions based on tax positions related to the current year	35,871
Additions for tax positions of prior years	63,315
Reductions for tax position of prior years	(37,075)
Acquisitions	62,122
Lapse of statute of limitations	(673)
Settlements	(2,043)
Effect of foreign currency translation	21,889

Balance December 31, 2007	$475,107

The Company and its subsidiaries are routinely examined by various taxing authorities. The Internal Revenue Service (“IRS”) has initiated an examination of certain of the Company’s federal income tax returns for the years 2004 and 2005. It is anticipated that the examination will be completed within the next twelve months. To date, the IRS has proposed, and management has agreed to certain adjustments that will not have a material impact on the Company’s financial position or results of operations. In addition, the Company has subsidiaries in Germany, Canada, Denmark, United Kingdom, Sweden and various other states, provinces and countries that are currently under audit for years ranging from 1997 through 2005. While the audits in Sweden are still in process, during the fourth quarter 2007, favorable court rulings in other cases resulted in the Swedish tax authority withdrawing action regarding certain of the Company’s prior year tax positions. Previously provided reserves associated with these positions were reduced and included in “Reduction for tax positions of prior years” in the table above.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2004 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 1997.

Management estimates that it is reasonably possible that unrecognized tax benefits may be reduced up to $100 million within twelve months as a result of resolution of worldwide tax matters.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2007, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $5.4 billion. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

(14)	EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings from continuing operations per share of common stock is summarized as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2007:	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,213,998	311,225	$3.90
Adjustment for interest on convertible debentures	10,033	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	6,245
Incremental shares from assumed conversion of the convertible debentures	—	11,989

Diluted EPS	$1,224,031	329,459	$3.72

For the Year Ended December 31, 2006:	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,109,206	307,984	$3.60
Adjustment for interest on convertible debentures	9,343	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	5,229
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$1,118,549	325,251	$3.44

For the Year Ended December 31, 2005:	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$885,609	308,905	$2.87
Adjustment for interest on convertible debentures	8,802	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	7,040
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$894,411	327,983	$2.72

(15)	STOCK TRANSACTIONS:

On May 15, 2007, the Company’s shareholders voted to approve an amendment to Danaher’s Certificate of Incorporation to increase the number of authorized shares of common stock of Danaher to a total of one billion shares, $.01 par value. Danaher’s Certificate of Incorporation was amended to reflect this change on May 16, 2007.

On November 7, 2007, the Company completed the public offering of 6.9 million shares of its common stock at a price to the public of $82.25 per share. The net proceeds, after expenses and the underwriter’s discount, were $550 million. The proceeds were used, in part, to fund the acquisition of Tektronix (refer to Note 2).

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s existing stock plans or successor plans and for other corporate purposes.

During 2007, the Company repurchased approximately 1.6 million shares of Company common stock in open market transactions at an aggregate cost of $117 million. No shares were repurchased under this program in 2006. During 2005, the Company repurchased approximately 5 million shares of Company common stock in open market transactions at an aggregate cost of $258 million. The 2007 repurchases were funded from borrowings under the Company’s commercial paper program and from available cash. The 2005 repurchases were funded from available cash and from borrowings under uncommitted lines of credit. At December 31, 2007, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances, existing lines of credit or commercial paper borrowings.

Stock options and restricted stock units (RSUs) have been issued to directors, officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan and the 2007 Stock Incentive Plan approved by the Company’s shareholders in May 2007, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. No further equity awards will be issued under the 1998 Stock Option Plan. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In connection with the Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan. No further equity awards will be issued under the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan generally vest over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix 2005 Stock Incentive plan and the Tektronix 2002

Stock Incentive Plan were based on the closing price of Tektronix common stock on the date of grant; in connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards. RSUs granted under these plans provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting such that 50% of the RSUs granted vest (subject to satisfaction of the performance criteria) on each of the fourth and fifth anniversaries of the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares are issued on the date the RSUs vest. Restricted shares issued under the Tektronix 2005 Stock Incentive Plan are granted subject to certain time-based vesting restrictions such that the restricted share awards are fully vested after a period of five years. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of RSUs have no voting rights and receive no dividend equivalents. The restricted shares are considered issued and outstanding at the date the award is granted.

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances, and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of vested options and RSUs, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2007, approximately 9.9 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options and RSUs, based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS No. 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized as an expense on a straight-line basis over the service periods of each award. The Company estimated forfeiture rates based on its historical experience. Stock based compensation of $73 million and $67 million for the years ended December 31, 2007 and 2006, respectively, has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Financial Statements as payroll costs of the employees receiving the rewards are recorded in selling, general and administrative expenses.

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

The estimated fair value of the options granted during 2007 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes models for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.68 - 4.77%	4.39 - 5.1%	4.3%
Weighted average volatility	22%	22%	23%
Dividend yield	0.1 - 0.2%	0.1%	0.1%
Expected years until exercise	7.5 - 9.5	7.5 - 9.5	7.0

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

As a result of adopting SFAS No. 123R in 2006, net earnings for the year ended December 31, 2007 and December 31, 2006 were $39 million (net of $15 million tax benefit) and $39 million (net of $16 million benefit), respectively lower than if the Company had continued to account for stock – based compensation under APB 25. The impact on basic and diluted earnings per share from continuing operations for the year ended December 31, 2007 was $0.13 and $0.11, respectively, per share. The impact on both basic and diluted earnings per share from continuing operations for the year ended December 31, 2006 was $0.12 per share.

Pro forma net earnings as if the fair value based method had been applied to all awards are as follows:

	2007	2006	2005
Net earnings– as reported	$1,369,904	$1,122,029	$897,800
Add: Stock-based compensation programs recorded as expense, net of tax	51,546	46,854	4,876
Deduct: Total stock-based employee compensation expense, net of tax	(51,546)	(46,854)	(34,377)

Pro forma net earnings	$1,369,904	$1,122,029	$868,299

Earnings per share:
Basic – as reported	$4.40	$3.64	$2.91
Basic – pro forma	$4.40	$3.64	$2.81
Diluted – as reported	$4.19	$3.48	$2.76
Diluted – pro forma	$4.19	$3.48	$2.67

The following table summarizes the components of the Company's stock-based compensation program recorded as expense ($ in thousands):

	Years Ended December 31,
	2007	2006	2005
Restricted Stock Units:
Pre-tax compensation expense	$18,708	$12,561	$7,502
Tax benefit	(6,548)	(4,396)	(2,626)

Restricted stock expense, net of tax	$12,160	$8,165	$4,876

Stock Options:
Pre-tax compensation expense	$54,639	$54,630	$—
Tax benefit	(15,253)	(15,941)	—

Stock option expense, net of tax	$39,386	$38,689	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$73,347	$67,191	$7,502
Tax benefit	(21,801)	(20,337)	(2,626)

Total share-based compensation expense, net of tax	$51,546	$46,854	$4,876

As of December 31, 2007, $77 million and $186 million of total unrecognized compensation cost related to restricted stock units and stock options, respectively, is expected to be recognized over a weighted-average period of approximately 3 years for RSUs and 2.5 years for stock options.

Option activity under the Company’s stock option plans as of December 31, 2007 and changes during the three years ended December 31, 2007 were as follows (in 000’s; except exercise price and number of years):

	Shares	Weighted Average Share Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	23,509	$30.80
Granted	3,078	$56.66
Exercised	(1,601)	$23.55
Cancelled	(1,594)	$39.00

Outstanding at December 31, 2005	23,392	$34.14
Granted	4,057	$62.60
Exercised	(2,676)	$23.07
Cancelled	(814)	$50.20

Outstanding at December 31, 2006	23,959	$39.65
Granted	3,106	$74.04
Exercised	(4,126)	$27.60
Cancelled	(711)	$52.85

Outstanding at December 31, 2007	22,228	$46.27	6	$921,768

Vested and Expected to Vest at December 31, 2007	20,767	$45.70	6	$873,084

Exercisable at December 31, 2007	10,904	$33.82	4	$587,930

Options outstanding at December 31, 2007 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$13.59 to $20.72	34	$19.85	0.4	34	$19.85
$20.73 to $30.64	5,658	$24.94	3.0	5,620	$24.91
$30.65 to $41.74	5,041	$35.77	5.0	3,100	$35.52
$41.75 to $57.14	4,857	$52.32	7.0	1,692	$52.37
$57.15 to $72.84	4,043	$63.32	8.0	430	$63.43
$72.85 to $83.39	2,595	$75.63	10.0	28	$75.34

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $201 million, $110 million and $35 million, respectively. Exercise of options during the years ended December 31, 2007, 2006 and 2005 resulted in cash receipts of $113 million, $60 million and $38 million, respectively. The Company recognized a tax benefit of approximately $66 million, $36 million, and $15 million in 2007, 2006 and 2005, respectively related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units outstanding as of December 31, 2007:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2005	1,061	$48.74
Forfeited	(100)	52.60
Vested	—
Granted	130	63.14

Unvested at December 31, 2005	1,091	49.94
Forfeited	(30)	56.70
Vested	—
Granted	536	62.13

Unvested at December 31, 2006	1,597	54.14
Forfeited	(48)	66.63
Vested	—
Granted	532	79.18

Unvested at -December 31, 2007	2,081	$59.96

(16)	SEGMENT DATA:

The Company currently operates in four reporting segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2007, 2006 and 2005 is presented in the following table (in thousands):

	2007	2006	2005
Total Sales:
Professional Instrumentation	$3,537,912	$2,906,464	$2,600,575
Medical Technologies	2,997,986	2,219,976	1,181,534
Industrial Technologies	3,153,377	2,988,820	2,794,935
Tools & Components	1,336,642	1,350,796	1,294,454

	$11,025,917	$9,466,056	$7,871,498

Operating Profit:
Professional Instrumentation	$709,502	$625,577	$538,322
Medical Technologies	393,230	261,604	138,672
Industrial Technologies	532,477	467,737	409,306
Tools & Components	175,634	194,063	199,289
Other	(70,134)	(48,771)	(38,014)

	$1,740,709	$1,500,210	$1,247,575

Identifiable Assets:
Professional Instrumentation	$6,692,014	$2,691,045	$2,589,022
Medical Technologies	6,160,557	5,534,139	2,408,575
Industrial Technologies	3,536,156	3,623,745	3,158,891
Tools & Components	801,117	824,408	785,833
Other	282,091	190,814	220,788

	$17,471,935	$12,864,151	$9,163,109

Liabilities:
Professional Instrumentation	$1,286,739	$784,195	$794,948
Medical Technologies	1,489,739	1,482,332	855,227
Industrial Technologies	828,963	832,452	897,254
Tools & Components	214,784	238,740	240,907
Other	4,566,022	2,881,772	1,294,423

	$8,386,247	$6,219,491	$4,082,759

Depreciation and Amortization:
Professional Instrumentation	$64,802	$48,830	$47,816
Medical Technologies	119,673	84,284	44,229
Industrial Technologies	63,206	61,163	60,441
Tools & Components	20,811	21,420	22,756

	$268,492	$215,697	$175,242

Capital Expenditures, Gross
Professional Instrumentation	$39,010	$34,478	$32,337
Medical Technologies	47,618	31,609	16,143
Industrial Technologies	48,024	44,706	47,847
Tools & Components	20,908	25,618	23,406
Other	6,511	—	—

	$162,071	$136,411	$119,733

Operations in Geographical Areas

Year Ended December 31

(in thousands)	2007	2006	2005
Total Sales:
United States	$5,928,296	$5,108,477	$4,494,627
Germany	1,294,624	1,460,199	1,160,637
United Kingdom	517,495	362,648	329,791
All other	3,285,502	2,534,732	1,886,443

	$11,025,917	$9,466,056	$7,871,498

Long-lived assets (excluding amounts held for sale – refer Note 3):
United States	$7,521,603	$5,471,426	$3,576,795
Germany	1,699,386	1,494,135	950,397
United Kingdom	605,515	604,496	410,077
All other	3,595,664	1,856,162	1,238,919

	$13,422,168	$9,426,219	$6,176,188

Sales Originating outside the US:
Professional Instrumentation	$1,935,506	$1,542,370	$1,367,254
Medical Technologies	1,884,520	1,465,328	864,190
Industrial Technologies	1,579,805	1,464,208	1,338,112
Tools & Components	221,914	182,997	181,224

	$5,621,745	$4,654,903	$3,750,780

Sales by Major Product Group:

Year Ended December 31

(in thousands)	2007	2006	2005
Analytical and physical instrumentation	$3,561,375	$2,917,806	$2,607,963
Medical & dental products	2,997,986	2,219,976	1,181,534
Motion and industrial automation controls	1,652,947	1,596,713	1,486,205
Mechanics and related hand tools	941,647	935,574	892,778
Product identification	886,080	854,033	826,031
Aerospace and defense	638,145	560,691	502,859
All other	347,737	381,263	374,128

Total	$11,025,917	$9,466,056	$7,871,498

(17)	QUARTERLY DATA-UNAUDITED (in thousands, except per share data):

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,521,704	$2,631,885	$2,731,151	$3,141,177
Gross profit	1,139,903	1,201,251	1,249,211	1,450,530
Operating profit	370,117	442,888	462,934	464,770
Earnings from continuing operations	251,616	307,656	334,501	320,225
Net earnings	254,804	311,154	483,721	320,225
Earnings per share from continuing operations:
Basic	$0.80	$1.00	$1.08	$1.02
Diluted	$0.77	$0.95	$1.03	$0.97
Earnings per share:
Basic	$0.81	$1.01	$1.56	$1.02
Diluted	$0.78	$0.96	$1.48	$0.97

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,113,709	$2,318,458	$2,408,495	$2,625,394
Gross profit	905,494	1,022,635	1,089,104	1,179,827
Operating profit	292,463	378,915	386,625	442,207
Earnings from continuing operations	212,373	312,848	263,976	320,009
Net earnings	215,719	314,522	268,071	323,717
Earnings per share from continuing operations:
Basic	$0.69	$1.01	$0.86	$1.04
Diluted	$0.66	$0.97	$0.82	$0.99
Earnings per share:
Basic	$0.70	$1.02	$0.87	$1.05
Diluted	$0.67	$0.98	$0.83	$1.00

(18)	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

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

Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal controls over financial reporting are included in our financial statements for the year ended December 31, 2007 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

We completed the acquisition of Tektronix, Inc. on November 21, 2007. We consider the transaction material to Company’s consolidated financial statements from the date of the acquisition through December 31, 2007, and believe that the internal controls and procedures of Tektronix have a material effect on our internal control over financial reporting. Due to the close proximity of the completion date of the acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the Tektronix business from its assessment of internal control over financial reporting. As of December 31, 2007, Tektronix, an indirect, wholly-owned subsidiary of the Company, accounted for $3.3 billion and $2.8 billion of the Company’s total and net assets, respectively, and $133 million and $62 million of the Company’s revenues and net loss, respectively, for the year then ended.

There have been no other changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct are available in the “Investors – Corporate Governance” section of our website at www.danaher.com. Stockholders may request a free copy of the Standards of Conduct from:

Danaher Corporation

Attention: Investor Relations

2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, D.C. 20006

We intend to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of

Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of our other executive officers, in the “Investors – Corporate Governance” section of our website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEMS 10 THROUGH 14.

The information required under Items 10 through 14 is incorporated herein by reference to such information included in our Proxy Statement for our 2008 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I, hereof.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 102 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Report of Independent Registered Public Accounting Firm on Schedule	110

Valuation and Qualifying Accounts	111

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 14, 2007, among Danaher Corporation, Raven Acquisition Corp. and Tektronix *	Incorporated by reference to Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed with the Commission on October 15, 2007.

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2008.

4	Danaher is a party to multiple long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	Danaher Corporation 2007 Stock Incentive Plan**	Incorporated by reference to Appendix B to Danaher Corporation’s 2007 Proxy Statement on Schedule 14A filed with the Commission on April 10, 2007

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, a sub-plan under the 2007 Stock Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Form 10-Q for the quarter ended September 28, 2007

10.3	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors**	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.4	Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation	Incorporated by reference to Exhibit 10.2 to Danaher Corporation's Form 10-Q for the quarter ended September 28, 2007

Plan

10.5	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for U.S. Employees**	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.6	Danaher Corporation 2007 Stock Incentive Plan Standard Stock Option Agreement for non-U.S. Employees**	Incorporated by reference to Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.7	Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for U.S. Employees**	Incorporated by reference to Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.8	Danaher Corporation 2007 Stock Incentive Plan Standard RSU Agreement for non-U.S. Employees**	Incorporated by reference to Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.9	Amended and Restated Danaher Corporation 1998 Stock Option Plan**	Incorporated by reference to Annex B to Danaher Corporation’s 2004 Proxy Statement on Schedule 14A filed with the Commission on March 29, 2004

10.10	Amendment to Amended and Restated Danaher Corporation 1998 Stock Option Plan**	Incorporated by reference to Appendix A to Danaher Corporation’s 2005 Proxy Statement on Schedule 14A filed with the Commission on March 25, 2005

10.11	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan**	Incorporated by reference to Exhibit 10.2 to Danaher Corporation's Form 10-K for the year ended December 31, 2004

10.12	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (U.S. Participants)**	Incorporated by reference to Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (non-U.S. Participants)**	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter September 29, 2006.

10.14	Danaher Corporation 1987 Stock Option Plan**	Incorporated by reference to Danaher Corporation’s Registration Statement on Form S-8 (File No. 033-54669) filed with the Commission on July 21, 1994

10.15	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program**	Incorporated by reference to Appendix D to Danaher Corporation’s Preliminary Proxy Statement on Schedule 14A filed on March 23, 2007.

10.16	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan **	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on May 18, 2007

10.17	Employment Agreement dated as of July 18, 2000 by and between Danaher Corporation and H. Lawrence Culp, Jr.**	Incorporated by reference to Exhibit 10(i) to Danaher Corporation's Form 10-K for the year ended December 31, 2000

10.18	Amendment to Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of November 19, 2001**	Incorporated by reference to Exhibit 10(k) to Danaher Corporation's Form 10-K for the year ended December 31, 2001

10.19	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.**	Incorporated by reference to Exhibit 10.3 to Danaher Corporation's Form 10-Q for the quarter ended September 26, 2003

10.20	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.**	Incorporated by reference to Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.21	Offer letter dated as of May 4, 2000 by and between Danaher and Philip W. Knisely**	Incorporated by reference to Exhibit 10.8 to Danaher Corporation's Form 10-K for the year ended December 31, 2002

10.22	Form of Noncompetition Agreement for Named Executive Officers (including schedule of parties)***	Incorporated by reference to Exhibit 10.2 to Danaher Corporation's Form 10-Q for the quarter ended July 2, 2004

10.23	Description of compensation arrangements for certain executive officers**

10.24	Consulting Agreement by and between Danaher Corporation and Patrick W. Allender dated January 24, 2007	Incorporated by reference to Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006

10.25	Description of compensation arrangements for non-management directors**

10.26	Credit Agreement, dated as of April 25, 2006, among the lenders referred to therein, Banc of America Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Documentation Agents (“2006 Credit Agreement”)	Incorporated by reference to Exhibit (b)(1) to the Sybron Dental Specialties Schedule TO-T/A filed on April 26, 2006

10.27	First Amendment to 2006 Credit Agreement

10.28	Credit Agreement, dated as of November 13, 2007, among Danaher Corporation, Morgan Stanley Senior	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 15, 2007

Funding, Inc., as Administrative Agent, Sole Lead Arranger and Book Manager, UBS Securities LLC, as Senior Managing Agent, and the lenders referred to therein.

10.29	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.30	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.31	Dealer Agreement between Danaher European Finance S.A., as Issuer, Danaher Corporation, as Guarantor, and Lehman Brothers International (Europe), as Dealer and Arranger, dated May 8, 2006	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.32	Issuing and Paying Agency Agreement among Danaher European Finance S.A., Danaher Corporation and Deutsche Bank AG, London Branch dated May 8, 2006	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.33	Management Agreement dated February 15, 2007 by and between FJ900, Inc. and Joust Capital, LLC****	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007.

10.34	Interchange Agreement dated February 15, 2007 by and between Danaher Corporation and Joust Capital, LLC*****	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007.

12.1	Calculation of ratio of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Danaher undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
**	Indicates management contract or compensatory plan, contract or arrangement.
***	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into a Noncompetition Agreement with each Named Executive Officer that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.22, except as to the name of the counterparty.
****	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.33, except as to the name of the counterparty (Joust Capital II, LLC).
*****	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an interchange agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.34, except as to the name of the counterparty (Joust Capital II, LLC).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Date: February 20, 2008

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

/s/ ROBERT S. LUTZ
Robert S. Lutz
Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 19, 2008. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Baltimore, Maryland
February 19, 2008

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2007
Allowances deducted from asset account:
Allowance for doubtful accounts:	$102,369	$23,165	$5,340	(a)	$22,093	$108,781

Year Ended December 31, 2006
Allowances deducted from asset account:
Allowance for doubtful accounts:	$89,994	$22,999	$6,728	(a)	$17,352	$102,369

Year Ended December 31, 2005
Allowances deducted from asset accounts:
Allowance for doubtful accounts:	$77,236	$20,530	$12,514	(a)	$20,286	$89,994

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.