Form 10-Q
period 2008-03-28
DANAHER CORP /DE/
filed 2008-04-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended March 28, 2008

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

The number of shares of common stock outstanding at April 14, 2008 was 318,431,485.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	March 28, 2008 (unaudited)	December 31, 2007 (Note 1)
ASSETS
Current Assets:
Cash and equivalents	$233,819	$239,108
Trade accounts receivable, net	2,099,508	1,984,384
Inventories:
Finished goods	596,607	547,742
Work in process	208,928	195,332
Raw material and supplies	486,762	450,541

Total inventories	1,292,297	1,193,615
Prepaid expenses and other current assets	529,649	632,660

Total current assets	4,155,273	4,049,767

Property, plant and equipment, net of accumulated depreciation of $1,471,048 and $1,402,463, respectively	1,127,735	1,108,634
Other assets	504,133	507,550
Goodwill	9,480,869	9,241,011
Other intangible assets, net	2,585,012	2,564,973

Total assets	$17,853,022	$17,471,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$301,122	$330,480
Trade accounts payable	1,144,649	1,125,600
Accrued expenses	1,535,673	1,443,773

Total current liabilities	2,981,444	2,899,853

Other liabilities	2,092,839	2,090,630
Long-term debt	3,204,144	3,395,764
Stockholders’ equity:
Common stock - $0.01 par value	3,530	3,526
Additional paid-in capital	1,766,832	1,718,716
Retained earnings	7,082,735	6,820,756
Accumulated other comprehensive income	721,498	542,690

Total stockholders’ equity	9,574,595	9,085,688

Total liabilities and stockholders’ equity	$17,853,022	$17,471,935

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$3,028,874	$2,521,704

Operating costs and expenses:
Cost of sales	1,611,158	1,381,801
Selling, general and administrative expenses	818,390	645,825
Research and development expenses	186,104	123,961

Total operating expenses	2,615,652	2,151,587

Operating profit	413,222	370,117
Interest expense	(40,669)	(27,291)
Interest income	3,522	1,588

Earnings from continuing operations before income taxes	376,075	344,414

Income taxes	(99,570)	(92,798)

Earnings from continuing operations	276,505	251,616

Earnings from discontinued operations, net of income taxes	—	3,188

Net earnings	$276,505	$254,804

Earnings per share from continuing operations:
Basic	$0.87	$0.81

Diluted	$0.83	$0.77

Earnings per share from discontinued operations:
Basic	—	$0.01

Diluted	—	$0.01

Net earnings per share:
Basic	$0.87	$0.82

Diluted	$0.83	$0.78

Average common stock and common equivalent shares outstanding:
Basic	318,803	309,668
Diluted	335,974	327,950

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income	Comprehensive Income
Balance, December 31, 2007	352,608	$3,526	$1,718,716	$6,820,756	$542,690

Net income	—	—	—	276,505	—	$276,505
Dividends declared	—	—	—	(9,553)	—	—
Common stock based award activity	433	4	47,474	—	—	—
Common stock issued in connection with LYON’s conversion	13	—	642	—	—	—
Cumulative impact of change in measurement date for post - employment benefit obligations, net of taxes (SFAS No. 158 – see Note 7)	—	—	—	(4,973)	978	978
Increase from translation of foreign financial statements	—	—	—	—	177,830	177,830

Balance, March 28, 2008	353,054	$3,530	$1,766,832	$7,082,735	$721,498	$455,313

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net earnings	$276,505	$254,804
Less: earnings from discontinued operations, net of tax	—	3,188

Net earnings from continuing operations	276,505	251,616
Non-cash items, net of the effect of discontinued operations:
Depreciation	50,080	41,765
Amortization	37,014	21,283
Stock compensation expense	20,832	17,425
Change in trade accounts receivable, net	(55,362)	13,271
Change in inventories	(60,258)	(23,333)
Change in accounts payable	(10,381)	(18,426)
Change in prepaid expenses and other assets	82,878	27,722
Change in accrued expenses and other liabilities	(8,150)	(8,716)

Total operating cash flows from continuing operations	333,158	322,607
Total operating cash flows from discontinued operations	—	291

Net cash flows from operating activities	333,158	322,898

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(38,960)	(31,170)
Proceeds from disposals of property, plant and equipment	222	240
Cash paid for acquisitions	(62,566)	(297,020)
Proceeds from refundable escrowed purchase price	48,504	—

Total investing cash flows from continuing operations	(52,800)	(327,950)
Total investing cash flows from discontinued operations	—	(272)

Net cash used in investing activities	(52,800)	(328,222)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,288	36,757
Payment of dividends	(9,553)	(6,182)
Net (repayments) of borrowings (maturities of 90 days or less)	(349,484)	(138,630)
Proceeds of borrowings (maturities longer than 90 days)	48,426	—
Repayments of borrowings (maturities longer than 90 days)	(2,118)	(6,593)

Net cash used in financing activities	(285,441)	(114,648)

Effect of exchange rate changes on cash and equivalents	(206)	(274)

Net change in cash and equivalents	(5,289)	(120,246)
Beginning balance of cash and equivalents	239,108	317,810

Ending balance of cash and equivalents	$233,819	$197,564

Supplemental disclosures:
Cash interest payments	$19,261	$11,603
Cash income tax payments	$27,764	$26,464

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at March 28, 2008 and December 31, 2007, and its results of operations and cash flows for the three months ended March 28, 2008 and March 30, 2007. Refer Note 2 for a discussion of the impact on the financial statement presentation resulting from the Company’s discontinuance of its power quality business.

Total comprehensive income was $455 million and $291 million for the first quarter of 2008 and 2007, respectively. Total comprehensive income for 2008 includes the change in cumulative foreign translation adjustment and the cumulative impact of the change in the measurement date for post-employment benefit obligations. Refer Note 7 for discussion of the adoption of the measurement provisions of SFAS No. 158.

NOTE 2. ACQUISITIONS AND DIVESTITURES

The Company has completed a number of acquisitions that were either a strategic fit with an existing Company business or were of such a nature and size as to establish a new strategic line of business for growth for the Company. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company is continuing to evaluate certain pre-acquisition contingencies (as contemplated by SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”) associated with certain of its 2007 and 2008 acquisitions and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisitions, as required.

The Company also periodically disposes of existing operations that are not deemed to fit strategically with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the three months ended March 28, 2008.

The following briefly describes the Company’s acquisition activity for the three months ended March 28, 2008. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2007, reference is made to Note 2 to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K.

In the first quarter of 2008, the Company acquired four companies or product lines for total consideration of approximately $63 million in cash, net of cash acquired and including transaction costs. The companies acquired manufacture and/or supply products in the life sciences, dental technologies and product identification markets. These companies were acquired to complement existing units of either the Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $18 million of goodwill related to these four acquired businesses. The aggregate annual sales of these acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $78 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended March 28, 2008 ($ in thousands):

Accounts receivable	$2,015
Inventory	27,477
Property, plant and equipment	7,547
Goodwill	17,889
Other intangible assets, primarily trade names, customer relationships and patents	11,911
Accounts payable	(2,583)
Other assets and liabilities, net	(1,690)

Net cash consideration	$62,566

The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the three months ended March 28, 2008 and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. The Company will also adjust the purchase price allocations of acquired businesses for changes in the estimated cost of integration activities or as additional information is received supporting the fair value of acquired assets and liabilities for up to one year from the acquisition date.

The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in thousands, except per share amounts):

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$3,045,848	$2,866,817
Net earnings from continuing operations	277,507	252,306
Diluted earnings per share from continuing operations	$0.83	$0.76

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to its 2008 acquisitions and certain of its 2007 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. Amounts accrued, including those related to the 2007 acquisition of Tektronix, Inc., are based on decisions finalized through March 28, 2008.

Accrued liabilities associated with these exit activities include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2007	—	329	329
Headcount related to 2008 acquisitions	—	—	—
Adjustments to previously provided headcount estimates	336	(77)	259
Headcount reductions in 2008	(201)	—	(201)

Balance, March 28, 2008	135	252	387

Employee Termination Benefits:
Balance, December 31, 2007	$—	$9,304	$9,304
Accrual related to 2008 acquisitions	—	—	—
Adjustments to previously provided reserves	38,180	(530)	37,650
Costs incurred in 2008	(20,156)	(975)	(21,131)

Balance, March 28, 2008	$18,024	$7,799	$25,823

Facility Closure and Restructuring Costs:
Balance, December 31, 2007	—	$13,295	$13,295
Accrual related to 2008 acquisitions	—	—	—
Adjustments to previously provided reserves	—	(376)	(376)
Costs incurred in 2008	—	(1,240)	(1,240)

Balance, March 28, 2008	—	$11,679	$11,679

Discontinued Operations

In July 2007, the Company completed the sale of its power quality business for a sale price of $275 million in cash, net of transaction costs, and recorded an after-tax gain of $150 million ($0.45 per diluted share) in the third quarter of 2007. The power quality business designs, makes and sells power quality and reliability products and services, and prior to the sale was part of the Company’s Industrial Technologies segment. The Company has reported the power quality business as a discontinued operation in this Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the power quality business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations.

The key components of income from discontinued operations related to the power quality business were as follows ($ in thousands):

Three Months Ended March 30, 2007
Net sales	$34,336
Operating expense	29,819
Allocated interest expense	162

Income before taxes	4,355
Income taxes	(1,167)

Earnings from discontinued operations, net of income taxes	$3,188

NOTE 3. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to directors, officers and other management employees under the Company’s Amended and Restated 1998 Stock Option Plan and the 2007 Stock Incentive Plan, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. No further equity awards may be issued under the 1998 Stock Option Plan. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan. No further equity awards will be issued under the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan generally vest over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards. RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting such that 50% of the RSUs granted vest (subject to satisfaction of the performance criteria) on each of the fourth and fifth anniversaries of the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Restricted shares issued under the Tektronix 2005 Stock Incentive Plan were granted subject to certain time-based vesting restrictions such that the restricted share awards are fully vested after a period of five years. Recipients of restricted shares have the right to vote such shares and receive dividends. The restricted shares are considered issued and outstanding at the date the award is granted.

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances. To cover the exercise of vested options and the vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. At March 28, 2008, approximately 9 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair market value of the award as of the grant date. The Company estimates forfeitures based on its historical experience. Stock based compensation for the three months ended March 28, 2008 of $20.8 million ($14.5 million, net of tax) has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended March 28, 2008:

Risk-free interest rate	3.7% - 3.8%
Weighted average volatility	26%
Dividend yield	0.2%
Expected years until exercise	7.5 - 9.5

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

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$6,653	$3,789
Tax benefit	(2,329)	(1,326)

Restricted stock unit and restricted share expense, net of tax	$4,324	$2,463

Stock Options:
Pre-tax compensation expense	$14,179	$13,636
Tax benefit	(3,943)	(3,915)

Stock option expense, net of tax	$10,236	$9,721

Total Share-Based Compensation:
Pre-tax compensation expense	$20,832	$17,425
Tax benefit	(6,272)	(5,241)

Total share-based compensation expense, net of tax	$14,560	$12,184

As of March 28, 2008, $75 million and $191 million of total unrecognized compensation cost related to RSUs, restricted shares and stock options, respectively, is expected to be recognized over a weighted average period of approximately 3 years for RSUs and restricted shares and 2.5 years for stock options.

Option activity under the Company’s stock plans as of March 28, 2008 and changes during the three months ended March 28, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22,228	$46.27
Granted	734	75.50
Exercised	(433)	43.53
Forfeited	(264)	59.50

Outstanding at March 28, 2008	22,265	47.13	6	$625,462

Vested and Expected to Vest at March 28, 2008	21,133	46.52	6	$606,327

Exercisable at March 28, 2008	10,924	34.12	4	$447,847

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the quarters ended March 28, 2008 and March 30, 2007 was $13.9 million and $45.9 million, respectively. Exercise of options during the first quarters of 2008 and 2007 resulted in cash receipts of $17.9 million and $18.2 million, respectively. The Company realized a tax benefit of approximately $4.3 million in the quarter-ended March 28, 2008 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of March 28, 2008:

	Number of RSUs / Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at start of quarter	2,081	$59.96
Forfeited	(11)	82.10
Vested	(27)	82.40
Granted	139	75.50

Unvested at end of quarter	2,182	$60.56

In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements. During the three months ended March 28, 2008, approximately 12 thousand shares with an aggregate value of approximately $1 million were withheld to satisfy the requirement.

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the three months ended March 28, 2008 ($ in millions).

Balance, December 31, 2007	$9,241
Attributable to 2008 acquisitions	18
Adjustments to purchase price allocations	34
Effect of foreign currency translations	188

Balance, March 28, 2008	$9,481

There were no dispositions of businesses with related goodwill during the three months ended March 28, 2008. The carrying value of goodwill at March 28, 2008, for the Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components segments is $3,849 million, $3,439 million, $1,999 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2007 and no impairment was identified.

NOTE 5. FINANCING TRANSACTIONS

The components of the Company’s debt as of March 28, 2008 and December 31, 2007 were as follows ($ in millions):

	March 28, 2008	December 31, 2007
Euro-denominated commercial paper	$228	$240
U.S. dollar-denominated commercial paper	966	1,311
6.1% notes due 2008	250	250
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	790	729
5.625% notes due 2018	500	500
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	608	606
Other borrowings	163	90

Total	3,505	3,726
Less – currently payable	301	330

Long-term debt	$3,204	$3,396

For a full description of the Company’s debt financing, please refer to Note 8 of the Company’s 2007 Annual Report on Form 10-K.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the credit facilities described below provide credit support for the program, the $2.5 billion of availability under the credit facilities has the practical effect of reducing from $4.0 billion to $2.5 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. As of March 28, 2008, the amounts outstanding under the Euro-denominated commercial paper program had an average interest rate of 4.5% and an average maturity of 39 days and the amounts outstanding under the U.S. Dollar-denominated commercial paper program had an average interest rate of 2.4% and an average maturity of 14 days.

Credit support for part of the commercial paper program is provided by an unsecured $1.5 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on Bank of America’s prime rate, or on the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility.

In addition, in connection with the financing of the Tektronix acquisition in November 2007, the Company entered into a $1.9 billion unsecured revolving bridge loan facility (the “Bridge Facility”) which expires on November 11, 2008. The Bridge Facility also provides credit support for the commercial paper program and can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, either (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on the prime rate as published in the Wall Street Journal, or on the Federal funds rate plus 50 basis points. The Bridge Facility is required to be prepaid with the net cash proceeds of certain equity or debt issuances by the Company or any of its subsidiaries.

Together with the Company’s pre-existing $1.5 billion credit facility, the Bridge Facility increased the Company’s aggregate credit facilities to $3.4 billion. In December 2007, the amount of the Bridge Facility was reduced by $0.9 billion leaving the amount of the Bridge Facility at $1.0 billion and the aggregate amount of the Company’s credit facilities at $2.5 billion, in each case as of March 28, 2008. There were no outstanding borrowings under either the Credit Facility or the Bridge Facility during the three months ended March 28, 2008.

The Company has classified the borrowings under the commercial paper programs at March 28, 2008 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As of December 31, 2007, $1,500 million of the commercial paper borrowings were classified as long-term borrowings and approximately $50 million were classified as short term borrowings.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”) and the 5.625% Senior Notes due 2018 (the “2018 Notes”), if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Company’s two outstanding credit facilities each require the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. None of these covenants are considered restrictive to the Company’s operations and as of March 28, 2008, the Company was in compliance with all of its debt covenants.

NOTE 6. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 12 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

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

The following is a rollforward of the Company’s warranty accrual for the three months ended March 28, 2008 ($ in thousands):

Balance, December 31, 2007	$110,700
Accruals for warranties issued during the period	24,879
Settlements made	(24,743)
Additions due to acquisitions	—

Balance, March 28, 2008	$110,836

NOTE 7. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The Company accounts for pension and other postretirement obligations in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires recognition of an asset for a plan’s over funded status or a liability for a plan’s under funded status in the Company’s statement of financial position. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as the Company’s fiscal year end. As permitted by the statement, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008. The majority of the Company’s pension and postretirement plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year end. The adoption of the measurement date provisions of SFAS No. 158 increased long-term liabilities by approximately $6 million and decreased shareholders’ equity by approximately $4 million. There was no effect on the Company’s results of operations or cash flows.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other postretirement employee benefit plans for the three months ended March 28, 2008 and March 30, 2007 respectively ($ in millions):

	Pension Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007
Service cost	$2.1	$0.5	$3.7	$3.3
Interest cost	18.6	9.7	8.3	5.7
Expected return on plan assets	(22.6)	(10.9)	(6.2)	(4.4)
Amortization of loss / (gain)	1.4	3.3	(0.1)	0.3
Amortization of prior service credits	—	—	(0.1)	—

Net periodic cost	$(0.5)	$2.6	$5.6	$4.9

	Other Post-Retirement Benefits
	2008	2007
Service cost	$0.3	$0.3
Interest cost	1.9	1.6
Amortization of prior service credits	(1.8)	(1.8)
Amortization of loss	0.8	0.8

Net periodic cost	$1.2	$0.9

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2007 Annual Report on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2008. As of March 28, 2008, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2008. The Company’s contributions to non-U.S. plans are estimated to be approximately $29 million for 2008.

NOTE 8. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share from continuing operations is summarized as follows ($ and shares in thousands, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 28, 2008:

Basic EPS	$276,505	318,803	$0.87
Adjustment for interest on convertible debentures	2,563	—
Incremental shares from assumed exercise of dilutive options	—	5,194
Incremental shares from assumed conversion of the convertible debentures	—	11,977

Diluted EPS	$279,068	335,974	$0.83

For the Three Months Ended March 30, 2007:

Basic EPS	$251,616	309,668	$0.81
Adjustment for interest on convertible debentures	2,448	—
Incremental shares from assumed exercise of dilutive options	—	6,244
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$254,064	327,950	$0.77

NOTE 9. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2007 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2008 acquisitions (see Note 2). Segment results for the first quarter of 2008 and 2007 are shown below ($ in thousands):

	Sales		Operating Profit
	2008	2007	2008	2007
Professional Instrumentation	$1,155,859	$741,315	$190,718	$144,183
Medical Technologies	758,212	683,579	86,832	85,530
Industrial Technologies	798,635	775,908	117,771	121,054
Tools & Components	316,168	320,902	37,101	35,522
Other	—	—	(19,200)	(16,172)

	$3,028,874	$2,521,704	$413,222	$370,117

NOTE 10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s consolidated financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the Danaher Corporation’s (“Danaher,” “Company,” “we,” “us,” “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions (or reversals of tax provisions) and tax rates, earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial items; plans, strategies and objectives of management for future operations, including statements relating to our stock repurchase program, potential acquisitions, executive compensation and purchase commitments; developments, performance or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims or legal proceedings; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our growth rate could decline if the markets into which we sell our products decline or do not grow as anticipated.

•

Our acquisition of businesses could negatively impact our profitability and return on invested capital. Conversely, any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	The resolution of contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	Our success depends on our ability to maintain and protect our intellectual property and avoid claims of infringement or misuse of third party intellectual property.

•	We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

•	Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our results of operations, financial condition and reputation.

•	Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

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

•	Changes in governmental regulations may reduce demand for our products or increase our expenses.

•	Adverse changes in our relationships with, or the financial condition or performance of, key distributors, resellers and other channel partners could adversely affect our results of operations.

•	The inability to hire, train and retain a sufficient number of skilled officers and other employees could impede our ability to compete successfully.

•	International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

•	Cyclical economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

•

Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur incremental costs.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our operating results.

•	If we suffer loss to our facilities or distribution system due to catastrophe, our operations could be seriously harmed.

•

Our indebtedness may limit our use of our cash flow. In addition, significant deterioration of the credit markets could adversely impact our ability to access the commercial paper market and other sources of financing.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. The Company does not assume any obligation and does not intend to update any forward-looking statement except as required by law. See Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Business Performance

While differences exist among the Company’s businesses, the Company continued to experience overall growth during the three months ended March 28, 2008 as compared to the comparable period of the prior year, but at a slower rate than in 2007. Year-over-year growth rates for the first quarter of 2008 reflect continued strength in the Company’s water quality, test and measurement, acute care diagnostics and life sciences businesses, largely offset by slower demand in the Company’s original equipment manufacturer (OEM) and consumer oriented businesses primarily in the U.S. Growth in emerging market economies of Asia and Latin America were offset by the lower growth rates experienced in the North American and European markets.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, recent increases in raw material costs and the possibility of slowing growth rates or contraction in some parts of the economy. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Tektronix, Inc. (Tektronix) in November 2007, Company management and other personnel are devoting significant attention to the successful integration of this business into Danaher.

Although the Company has a U.S. dollar functional currency for reporting purposes, a substantial portion of its sales and profits are generated in foreign currencies. Sales and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

The impact of currency rate changes increased reported sales by approximately 5% during the first quarter 2008 as compared to the first quarter of 2007 and, given the lower overall profit margins in our European businesses, lowered our year-over-year comparisons of reported operating profit margins. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results during the remainder of 2008 compared to 2007. Applying the exchange rates in effect at March 28, 2008 to the translation of the Company’s results of operations for 2007 would result in approximately 4.5% higher overall Company sales for 2007 than what was actually reported using the rates in effect during 2007. Any further weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations on an overall basis. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales for the first quarter of 2008 increased approximately 20% over the first quarter of 2007. Sales from existing businesses for the first quarter (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effects) contributed approximately 2% growth. Acquisitions accounted for approximately 13% growth. The impact of currency translation on sales increased reported sales by approximately 5% as the U.S. dollar was weaker against other major currencies in the first quarter of 2008 compared to the first quarter of 2007.

The growth in sales from acquisitions in the quarter ended March 28, 2008 primarily related to acquisitions in the Company’s Professional Instrumentation segment. During 2007, the Company acquired twelve businesses. The acquisition of Tektronix in November 2007, and to a lesser extent the acquisition of ChemTreat in July 2007, both of which are part of the Professional Instrumentation segment, have contributed the majority of this year-over-year acquisition related revenue growth.

Operating profit margins for the Company were 13.6% in the first quarter of 2008 compared to 14.7% in the comparable period of 2007. Operating profit margins in the first quarter 2008 were adversely impacted by $26 million ($19 million, net of tax or $0.06 per diluted share) as a result of the acquired inventory and acquired deferred revenue fair value charges recorded during the period related to the acquisition of Tektronix. These charges reduced year-over-year comparisons by 90 basis points. The same type of charges related to the Tektronix acquisition are expected to adversely impact the Company’s operating profit margins through the balance of 2008, but at lower levels than experienced in the first quarter. In addition, the dilutive effect of other acquired businesses adversely impacted operating profit margins by 35 basis points. These adverse impacts were offset by 15 basis points as a result of operating margin improvements related to on-going DBS-related cost reduction initiatives, low-cost region sourcing and production initiatives and the additional leverage created from sales growth compared with the prior year period. The ongoing application of DBS in each of our segment’s businesses, and the Company’s low-cost region sourcing and production initiatives, are expected to further improve operating margins at both existing and newly acquired businesses in future periods.

The following table summarizes sales by business segment for each of the periods indicated ($ in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Professional Instrumentation	$1,155,859	$741,315
Medical Technologies	758,212	683,579
Industrial Technologies	798,635	775,908
Tools and Components	316,168	320,902

	$3,028,874	$2,521,704

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment encompasses two strategic businesses: environmental and test and measurement. These businesses produce and sell bench top and compact professional electronic test tools and calibration equipment; water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data ($ in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$1,155,859	$741,315
Operating profit	190,718	144,183
Depreciation and amortization	33,631	12,970
Operating profit as a % of sales	16.5%	19.5%
Depreciation and amortization as a % of sales	2.9%	1.7%

Components of Sales Growth	% Change 1st Quarter 2008 vs. 1st Quarter 2007
Existing businesses	5.5%
Acquisitions	45.5%
Impact of currency translation	5.0%

Total	56.0%

Segment Overview

Sales from existing businesses increased in both of the segment’s strategic lines of business. Price increases accounted for approximately 1.5% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses.

Operating profit margin improvements of 130 basis points in the Professional Instrumentation segment’s existing businesses in the three months ended March 28, 2008 compared to the comparable period of 2007 were more than offset by the 200 basis point reduction resulting from the dilutive effect of lower operating profit margins associated with acquired businesses. In addition, operating profit margins were adversely impacted by 230 basis points as a result of acquired inventory and acquired deferred revenue fair value charges recorded in connection with the November 2007 acquisition of Tektronix. The same type of charges related to the Tektronix acquisition are expected to adversely impact the Company’s operating profit margins through the balance of 2008, but at lower levels than experienced in the first quarter. Operating margin improvements in the Company’s existing business were a result of leverage from generally higher sales volumes.

Depreciation and amortization as a percentage of sales increased in the first quarter 2008 as compared to the prior year primarily as a result of the increase in amortization expense associated with the intangible assets acquired in connection with the Tektronix acquisition.

Overview of Businesses within the Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing 48% of segment sales in the quarter, increased 25% in the first quarter of 2008 compared to the comparable period of 2007. Sales from existing businesses accounted for 7% growth, acquisitions accounted for 13% growth and currency translation accounted for 5% growth.

The Company’s water quality businesses experienced low-double digit revenue growth for the first quarter 2008 as compared to the same period of the prior year. This growth was primarily a result of continued strength in the businesses’ laboratory and process instrumentation products in both the European and U.S. markets. Sales in Asia also grew over 20%, reflecting continued penetration of these emerging markets. The business continues to focus on growing markets in developing countries to enhance its growth prospects. The business also experienced double digit growth for the first quarter of 2008 compared to the first quarter of 2007 in its ultraviolet water treatment product line reflecting strength in the European and North American wastewater treatment markets.

The retail petroleum equipment business reported low-single digit growth for the first quarter of 2008 driven by strong performance in the business’ automatic tank gauge product offering in both the Asian and North American markets. Also contributing to the growth was an increase in point of sale equipment and service sales in North America and payment system sales in Europe. These increases were mostly offset by a decline in dispensing equipment sales primarily in North America and Europe.

Test and Measurement. Test and measurement sales, representing 52% of segment sales in the quarter, increased 99.5% during the first quarter of 2008 over the comparable 2007 period. Sales from existing businesses accounted for 3.0% growth, acquisitions accounted for 91.0% growth and currency translation accounted for 5.5% growth.

Sales growth from existing businesses during the period was driven by strong sales of new thermography and digital multi-meter product offerings launched at the end of 2007. Growth was experienced in all major geographies. Partially offsetting the growth in the industrial products business was a decline in sales in the network test business experienced during the first quarter 2008 as compared to the comparable period of 2007. The network test business’ first quarter 2008 performance, primarily in North America, was impacted by certain large telecommunications orders in 2007 that did not repeat in 2008.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses which offer dental, medical and research professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data ($ in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$758,212	$683,579
Operating profit	86,832	85,530
Depreciation and amortization	32,051	28,670
Operating profit as a % of sales	11.5%	12.5%
Depreciation and amortization as a % of sales	4.2%	4.2%

Components of Sales Growth	% Change 1st Quarter 2008 vs. 1st Quarter 2007
Existing businesses	3.0%
Acquisitions	0.5%
Impact of currency translation	7.5%

Total	11.0%

Segment Overview

Sales from existing business in the segment’s acute care diagnostic and life science businesses grew at mid and high-single digit rates, respectively, during the three months ended March 28, 2008 as compared to the comparable prior year period, offsetting the essentially flat year-over-year sales performance in the segment’s dental businesses. Price increases accounted for approximately 1.0% sales growth on a year-over-year basis and the impact of that increase is reflected in sales from existing businesses.

Operating profit margins for the segment were 11.5% for the three months ended March 28, 2008 compared to 12.5% for the comparable period of 2007. The dilutive impact on operating profit margins of acquired businesses decreased the Medical Technologies’ segment operating profit margins by 20 basis points. In addition, operating profit margin comparisons were adversely impacted by higher new product introduction costs in the acute care diagnostics business, lower profit performance within the dental business and the impact of foreign currency on the segment which has a high percentage of its cost base in Europe.

Overview of Businesses within the Medical Technologies Segment

The segment’s acute care diagnostics business experienced a mid-single digit growth rate in the first quarter of 2008 compared to 2007. Sales growth was driven by strong aftermarket consumable sales for its installed base of blood gas analyzers, resulting in part from strong prior year instrument placements. Sales growth was experienced in all major geographies with growth rates in Europe and Asia higher than growth rates in North America.

The segment’s life science instrumentation business experienced a high-single digit growth rate in the first quarter of 2008 compared to the same period of 2007. Sales growth was primarily driven by strength in the business’ pathology diagnostics instrumentation and consumables as well as compound microscopy product offerings. Strong growth in the Asian and European markets was partially offset by lower growth rates in North America.

The segment’s dental businesses experienced negligible sales growth in the first quarter of 2008 as both the dental equipment and dental consumables businesses were essentially flat compared to the first quarter of 2007. Sales growth in the North American and European dental equipment markets, driven by 3-D imaging equipment and treatment unit product offerings, was offset by substantial sales declines in Asian markets resulting from a change in distribution strategy. First quarter 2008 year-over-year sales comparisons in the dental consumables business were negatively impacted as a result of the strong fourth quarter of 2007 and due to slowing in our orthodontia and restorative product lines.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, motion and product identification, and two focused niche businesses, aerospace and defense, and sensors & controls. These businesses produce and sell product identification equipment and consumables; precision motion control equipment; instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time; instruments, controls and systems used by the electric utility industry; and aircraft and defense equipment. In the third quarter of 2007, the Company disposed of the power quality businesses that were part of this segment and all current and prior year period results of the segment have been adjusted to exclude the results of these discontinued operations.

Industrial Technologies Selected Financial Data ($ in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$798,635	$775,908
Operating profit	117,771	121,054
Depreciation and amortization	15,949	15,995
Operating profit as a % of sales	14.8%	15.6%
Depreciation and amortization as a % of sales	2.0%	2.1%

Components of Sales Growth	% Change 1st Quarter 2008 vs. 1st Quarter 2007
Existing businesses	(1.5)%
Acquisitions	—
Impact of currency translation	4.5%

Total	3.0%

Segment Overview

Sales growth from existing businesses within the niche aerospace and defense business was more than offset by sales declines from existing motion, product identification and sensors and controls businesses. Price increases accounted for approximately 1.0% sales growth on a year-over-year basis and the impact of those increases is reflected in sales from existing businesses.

Operating profit margins in the segment were 80 basis points lower for the three months ended March 28, 2008 as compared to the comparable period of 2007. The reduction in operating profit margins is a result of lower sales volumes in the segment’s motion and product identification businesses as well as restructuring and others costs incurred to better position these businesses in future periods.

Overview of Businesses within the Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing 34% of segment sales in the quarter, increased 2.0% in the first quarter of 2008 over the comparable 2007 period. Sales from existing businesses declined approximately 4.0%, more than offset by growth from currency translation of 6.0%.

Sales from existing business declined in the first quarter 2008 from the first quarter 2007 due to weakness in the standard motors and drives product offerings. These declines were partially offset by strong sales of custom products, primarily to elevator application end markets, as well as sales growth in aerospace and defense markets. Strong growth in China was offset by sales declines in the North American and European markets.

Product Identification. The product identification businesses accounted for 27% of segment sales in the quarter. For the first quarter of 2008, product identification sales grew 3.0% compared to the comparable period of 2007. Sales from existing businesses declined 2.5%, acquisitions accounted for 0.5% growth and currency translation accounted for 5.0% growth

Sales declines from existing businesses are primarily a result of customer driven project delays experienced in the integrated scanning system product line. Partially offsetting the impact of the some of the project delays are growth in the business’ core printing equipment, supply and service offerings where the business experienced moderate growth in Europe and India and flat performance in the North American market.

Focused Niche Businesses. The segment’s niche businesses in the aggregate had 5.5% sales growth in the first quarter of 2008 as compared to the first quarter of 2007. This growth was primarily driven by sales growth in the Company’s aerospace and defense businesses and the impact of currency translation, offset by sales declines in the Company’s sensors and controls business due to soft semi-conductor and electronic assembly markets.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$316,168	$320,902
Operating profit	37,101	35,522
Depreciation and amortization	5,463	5,412
Operating profit as a % of sales	11.7%	11.1%
Depreciation and amortization as a % of sales	1.7%	1.7%

Components of Sales Growth	% Change 1st Quarter 2008 vs. 1st Quarter 2007
Existing businesses	(2.0)%
Acquisition	—
Impact of currency translation	0.5%

Total	(1.5)%

Segment Overview

Price increases throughout the segment and increased sales in the segment’s niche businesses, primarily the Company’s engine retarder business, during the first quarter 2008 as compared to the first quarter of 2007, partially offset sales declines in the segment’s mechanics’ hand tools businesses on a year-over-year basis.

Operating profit margins in the segment increased 60 basis points during the three months ended March 28, 2008 as compared to the comparable period of the prior year. These operating margin improvements were primarily a result of the increased volume in the

Company’s engine retarder business. In addition, improved sales mix of products within the hand tools business along with price increases to offset commodity cost increases and overall cost reductions in the businesses helped improve operating profit margins. These improvements were partially offset by the impact of increased commodity costs and declining production levels. Commodity costs in the segment are expected to increase through the remainder of the year.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales from existing businesses, representing approximately 67% of segment sales, declined 6.0% in the first quarter of 2008 compared to the same period of 2007. Foreign currency translation positively impacted growth by 0.5%. The decline in sales is primarily a result of the lower demand from the retail hand tools business’ largest customer. Partially offsetting this decline were strong sales in Asia where the segment experienced double digit growth for its SATA brand hand tool product line.

The segment’s niche businesses experienced mid-single digit sales growth for the first quarter of 2008 compared with the first quarter of 2007 primarily due to higher customer demand in the segment’s engine retarder business which rebounded from the impact of regulatory changes that reduced 2007 sales.

GROSS PROFIT

	Three Months Ended
	March 28, 2008	March 30, 2007
	($ in thousands)
Sales	$3,028,874	$2,521,704
Cost of sales	1,611,158	1,381,801

Gross profit	1,417,716	1,139,903
Gross profit margin	46.8%	45.2%

The increase in gross profit margin from continuing operations in the first quarter of 2008 compared to the first quarter of 2007 resulted from generally higher gross profit margins in recently acquired businesses, leverage on increased sales volume in certain of our higher margin businesses, the on-going cost improvements in existing business units driven by our DBS processes and low-cost region initiatives and other cost reductions throughout the business units. Partially offsetting the increases in gross profit margin are the acquired inventory and acquired deferred revenue fair value charges recorded in the three months ended March 28, 2008 in connection with the November 2007 acquisition of Tektronix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended
	March 28, 2008	March 30, 2007
	($ in thousands)
Sales	$3,028,874	$2,521,704
Selling, general and administrative expenses	818,390	645,825
Research and development expenses	186,104	123,961
SG&A as a % of sales	27.0%	25.6%
R&D as a % of sales	6.1%	4.9%

The year-over-year increase in selling, general and administrative expenses is due primarily to increases associated with recently acquired businesses and their higher relative operating expense structures. In addition, spending to fund growth opportunities throughout the Company, and in particular, in emerging markets and for new product launches, contributed to the growth as a percentage of sales. The increases were partially offset by operating leverage from higher sales in certain of the Company’s businesses.

Research and development expenses as a percentage of sales were approximately 120 basis points higher in the first quarter 2008 as compared to the first quarter 2007. The relatively higher research and development cost structures of recently acquired businesses, primarily Tektronix, was the primary driver of this year-over-year increase. The Company continues to invest in new product development within its businesses, with particular emphasis on the medical technologies, test and measurement, environmental and product identification businesses.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 5 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $41 million in the first quarter of 2008 was approximately $14 million higher than the comparable period of 2007. The increase in interest expense in 2008 is primarily due to higher debt levels during the quarter, primarily due to borrowings incurred to fund the acquisition of Tektronix in November 2007.

Interest income of $4 million and $2 million was recognized in the first quarter of 2008 and 2007, respectively. Higher average invested cash balances contributed to this increase.

INCOME TAXES

General

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, changes in accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, tax planning structures and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for the first quarter of 2008 differed from the United States federal statutory rate of 35% primarily as a result of the lower effective tax rates that apply to certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2007, the total amount of earnings planned to be reinvested indefinitely outside the United States was approximately $5.4 billion.

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

Year-Over-Year Changes in Effective Tax Rate

In the first quarter of 2008, income tax expense represented 26.5% of pre-tax income, 40 basis points lower than tax expense for the first quarter of 2007. The decrease in the Company’s effective tax rate in the first quarter 2008 primarily results from the Company estimating that a greater proportion of its earnings during 2008 will be derived from foreign jurisdictions that are taxed at lower rates than earnings in the U.S. Partially offsetting the decrease that results from estimating a larger proportion of foreign earnings is an increase in estimated U.S. taxes due to the expiration, at the end of 2007, of the research and experimentation credit that was reflected in the comparable period effective tax rate. The effective tax rate for 2008 is expected to be approximately 26.5% based on projected 2008 pre-tax income.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first quarter of 2008 or 2007. Market forces during the past six months have caused significant increases in the costs of steel and petroleum-based products, with each at or near record highs. Increases in the cost of non-ferrous metals, particularly copper, aluminum, and lead have also impacted certain segments of the Company’s businesses. The Company is passing along certain of these cost increases to customers.

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

The fair value of fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at March 28, 2008, the fair value of the Company’s fixed-rate long-term debt, excluding the LYONs, would decrease by approximately $74 million. The LYONs have not been included in this calculation as the value of the convertible debt is primarily derived from the LYONs conversion feature. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or other derivatives.

Exchange Rate Risk

The Company’s exposure to fluctuations in currency exchange rates occurs in different forms. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a substantial portion of its sales are generated and expenses are incurred in foreign currencies. Sales by and expenses of subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. The Company’s Eurobond Notes and the European component of the Company’s commercial paper program provide a natural hedge to a portion of the Company’s European net asset position.

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

Overview of Cash Flows and Liquidity

	Three Months Ended
($ in thousands)	March 28, 2008	March 30, 2007
Operating cash flows from continuing operations	$333,158	$322,607
Operating cash flows from discontinued operations	—	291

Net cash flows from operating activities	333,158	322,898
Purchases of property, plant and equipment	(38,960)	(31,170)
Cash paid for acquisitions	(62,566)	(297,020)
Other sources	48,726	240

Investing cash flows from continued operations	(52,800)	(327,950)
Investing cash flows from discontinued operations	—	(272)

Net cash used in investing activities	(52,800)	(328,222)

Proceeds from the issuance of common stock	27,288	36,757
Debt repayments, net of new borrowings	(303,176)	(145,223)
Payment of dividends	(9,553)	(6,182)

Net cash provided used in financing activities	(285,441)	(114,648)

•

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $333 million for the first quarter of 2008, an increase of $10 million, or 3% as compared to the comparable period of 2007. Earnings growth contributed $22 million to the increase in operating cash flow in 2008 compared to the comparable period of 2007. Earnings for 2008 also include increases in stock compensation, depreciation, amortization and acquisition related charges which do not require the use of cash. These cash flow improvements were partially offset by the impact of operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable) which used approximately $98 million more cash for the first quarter of 2008 compared the first quarter of 2007.

•	As of March 28, 2008, the Company held $234 million of cash and cash equivalents.

•	Debt repayments constituted the most significant use of cash in the first quarter of 2008. The Company repaid approximately $303 million of debt, net of new borrowings.

•

The Company acquired four companies and product lines during the first quarter of 2008. Total consideration paid for these acquisitions during the quarter was $63 million in cash, including transaction costs and net of cash acquired.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, and the timing of payments for items such as income taxes, pension funding decisions and other items can significantly impact cash flows.

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $333 million for the first quarter of 2008, an increase of $10 million, or 3% as compared to the comparable period of 2007. Earnings growth contributed $22 million to the increase in operating cash flow in 2008 compared to the comparable period of 2007. Earnings for 2008 also include increases in stock compensation, depreciation, amortization and acquisition related charges which do not require the use of cash. These cash flow improvements were partially offset by the impact of operating working capital which used approximately $98 million more cash for the first quarter of 2008 compared the first quarter of 2007. Operating working capital increased due primarily to higher inventories to support existing and anticipated order levels as well as slower collection of accounts receivable due in part to the timing of Easter holidays in the first quarter of 2008.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. During the three months ended March 28, 2008, the Company paid $22 million related to these restructuring activities, primarily related to the Tektronix acquisition. Please refer to Note 2 to the Notes to the Condensed Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $53 million in the first quarter of 2008 compared to approximately $328 million of net cash used in the comparable period of 2007. Gross capital spending of $39 million for the first quarter of 2008 increased $8 million from the first quarter of 2007, due primarily to capital spending relating to new acquisitions, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2008, the Company expects capital spending to exceed $200 million, though actual expenditures will ultimately depend on business conditions.

The Company completed four business acquisitions during the first quarter 2008 for total consideration of approximately $63 million in cash, including transaction costs and net of cash acquired. The companies acquired manufacture and/or supply products in the life sciences, dental technologies and product identification markets. These companies were acquired to complement existing units of either the Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these four acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $78 million.

In addition, the Company collected escrowed purchase price funds totaling $49 million in the first quarter 2008 relating to the purchase of Tektronix. This amount is reflected as investing activity in the accompanying statement of cash flows.

Financing Activities and Indebtedness

Financing cash flows consist primarily of proceeds from the issuance of commercial paper, common stock and notes, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $285 million during the first quarter of 2008 compared to $115 million used during the first quarter of 2007. The increase in cash used in financing activities was primarily due to higher net repayments of commercial paper borrowings in the first quarter of 2008.

For a description of the Company’s outstanding debt as of March 28, 2008, please refer to Note 5 of the Condensed Consolidated Financial Statements.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of March 28, 2008, $1,194 million was outstanding under the Company’s global commercial paper program, including $966 million outstanding under the U.S. dollar commercial paper program with a weighted average interest rate of 2.4% and an average maturity of 14 days and $228 million outstanding under the Euro-denominated commercial paper program (€144 million) with a weighted average interest rate of 4.5% and an average maturity of 39 days. The Company has classified the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and the ability, as supported by the availability of the credit facilities (described below), to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by the Company’s two unsecured, revolving credit facilities. There were no borrowings outstanding under either of the credit facilities during the first quarter of 2008.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”) and the 5.625% Senior Notes due 2018 (the “2018 Notes”), if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Company’s two outstanding credit facilities each require the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. None of these covenants are considered restrictive to the Company’s operations and as of March 28, 2008, the Company was in compliance with all of its debt covenants.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans and for other corporate purposes. There were no repurchases under this program in the three months ended March 28, 2008. At March 28, 2008, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Aggregate cash payments for dividends during the first quarter of 2008 were $9.6 million. The Company declared a regular quarterly dividend of $0.03 per share payable on April 25, 2008 to holders of record on March 28, 2008.

As of March 28, 2008, the Company held $234 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt (including repayment of the Company’s 1998 Notes that mature in October 2008), fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or credit facilities or access the capital markets as needed for liquidity. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

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

Management believes there have been no significant changes during the quarter ended March 28, 2008 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in Danaher’s Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of equity securities during the first quarter of 2008 are listed in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)
1/1/08– 1/31/08	11,515	(1)	$86.17	—	3,353,393
2/1/08– 2/29/08	—		—	—	3,353,393
3/1/08– 3/28/08	961	(1)	$74.26	—	3,353,393

Total	12,476		$85.25	—	3,353,393

(1)	Represents shares acquired from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted shares.
(2)	On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans and for other corporate purposes.

During the first quarter of 2008, holders of an aggregate of 877 Liquid Yield Option Notes (LYONs) converted the LYONs into an aggregate of 12,743 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation*

3.2	Amended and Restated By-laws of Danaher Corporation**

10.1	Consulting Agreement by and between Danaher Corporation and Steven E. Simms dated March 11, 2008***

10.2	Description of compensation arrangements for certain executive officers

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007.
**	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2008.
***	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on March 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 16, 2008	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 16, 2008	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer