Form 10-Q
period 2008-06-27
DANAHER CORP /DE/
filed 2008-07-17
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended June 27, 2008

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

Yes  ☐            No  ☒

The number of shares of common stock outstanding at July 11, 2008 was 318,939,447.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	June 27, 2008 (unaudited)	December 31, 2007 (Note 1)
ASSETS
Current Assets:
Cash and equivalents	$284,100	$239,108
Trade accounts receivable, net	2,094,317	1,984,384
Inventories:
Finished goods	574,790	547,742
Work in process	261,916	195,332
Raw material and supplies	460,750	450,541

Total inventories	1,297,456	1,193,615
Prepaid expenses and other current assets	515,854	632,660

Total current assets	4,191,727	4,049,767

Property, plant and equipment, net of accumulated depreciation of $1,489,649 and $1,402,463, respectively	1,131,887	1,108,634
Other assets	509,606	507,550
Goodwill	9,463,471	9,241,011
Other intangible assets, net	2,697,923	2,564,973

Total assets	$17,994,614	$17,471,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$312,647	$330,480
Trade accounts payable	1,193,576	1,125,600
Accrued expenses	1,587,298	1,443,773

Total current liabilities	3,093,521	2,899,853

Other liabilities	2,086,756	2,090,630
Long-term debt	2,740,056	3,395,764
Stockholders’ equity:
Common stock—$0.01 par value	3,536	3,526
Additional paid-in capital	1,804,008	1,718,716
Retained earnings	7,436,616	6,820,756
Accumulated other comprehensive income	830,121	542,690

Total stockholders’ equity	10,074,281	9,085,688

Total liabilities and stockholders’ equity	$17,994,614	$17,471,935

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$3,283,895	$2,631,885	$6,312,769	$5,153,589

Operating costs and expenses:
Cost of sales	1,723,596	1,430,634	3,334,754	2,812,435
Selling, general and administrative expenses	859,969	642,689	1,678,359	1,288,514
Research and development expenses	189,866	130,009	375,970	253,970
Other (income) expense	—	(14,335)	—	(14,335)

Total operating expenses	2,773,431	2,188,997	5,389,083	4,340,584

Operating profit	510,464	442,888	923,686	813,005
Interest expense	(33,854)	(23,948)	(74,523)	(51,239)
Interest income	1,412	952	4,934	2,540

Earnings from continuing operations before income taxes	478,022	419,892	854,097	764,306

Income taxes	(114,574)	(112,236)	(214,144)	(205,034)

Earnings from continuing operations	363,448	307,656	639,953	559,272

Earnings from discontinued operations, net of income taxes	—	3,498	—	6,686

Net earnings	$363,448	$311,154	$639,953	$565,958

Earnings per share from continuing operations:
Basic	$1.14	$1.00	$2.01	$1.81

Diluted	$1.09	$0.95	$1.92	$1.72

Earnings per share from discontinued operations:
Basic	—	$0.01	—	$0.02

Diluted	—	$0.01	—	$0.02

Net earnings per share:
Basic	$1.14	$1.01	$2.01	$1.83

Diluted	$1.09	$0.96	$1.92	$1.74

Average common stock and common equivalent shares outstanding:
Basic	319,233	309,471	319,018	309,570
Diluted	336,551	327,736	336,263	327,843

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2007	352,608	$3,526	$1,718,716	$6,820,756	$542,690

Net income	—	—	—	639,953	—	$639,953
Dividends declared	—	—	—	(19,120)	—	—
Common stock based award activity	951	10	84,650	—	—	—
Common stock issued in connection with LYON’s conversion	13	—	642	—	—	—
Cumulative impact of change in measurement date for post-employment benefit obligations, net of taxes (SFAS No. 158 – see Note 7)	—	—	—	(4,973)	978	978
Increase from translation of foreign financial statements	—	—	—	—	286,453	286,453

Balance, June 27, 2008	353,572	$3,536	$1,804,008	$7,436,616	$830,121	$927,384

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net earnings	$639,953	$565,958
Less: earnings from discontinued operations, net of tax	—	6,686

Net earnings from continuing operations	639,953	559,272
Non-cash items, net of the effect of discontinued operations:
Depreciation	97,775	83,662
Amortization	72,755	42,890
Stock compensation expense	42,399	35,049
Change in trade accounts receivable, net	(37,234)	(22,681)
Change in inventories	(68,148)	(10,916)
Change in accounts payable	34,025	11,931
Change in prepaid expenses and other assets	91,230	90,749
Change in accrued expenses and other liabilities	42,175	(102,656)

Total operating cash flows from continuing operations	914,930	687,300
Total operating cash flows from discontinued operations	—	4,364

Net cash flows from operating activities	914,930	691,664

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(83,867)	(69,666)
Proceeds from disposals of property, plant and equipment	499	11,738
Cash paid for acquisitions	(101,550)	(349,758)
Cash paid for investment in acquisition target and other marketable securities	—	(23,219)
Proceeds from refundable escrowed purchase price	48,504	—

Total investing cash flows from continuing operations	(136,414)	(430,905)
Total investing cash flows from discontinued operations	—	(715)

Net cash used in investing activities	(136,414)	(431,620)

Cash flows from financing activities:
Proceeds from issuance of common stock	42,903	61,846
Payment of dividends	(19,120)	(15,424)
Purchase of treasury stock	—	(117,486)
Net (repayments) proceeds of borrowings (maturities of 90 days or less)	(797,241)	(323,580)
Proceeds of borrowings (maturities longer than 90 days)	48,426	—
Repayments of borrowings (maturities longer than 90 days)	(5,981)	(8,154)

Net cash used in financing activities	(731,013)	(402,798)

Effect of exchange rate changes on cash and equivalents	(2,511)	(911)

Net change in cash and equivalents	44,992	(143,665)

Beginning balance of cash and equivalents	239,108	317,810

Ending balance of cash and equivalents	$284,100	$174,145

Supplemental disclosures:
Cash interest payments	$36,588	$29,070
Cash income tax payments	$147,451	$212,400

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at June 27, 2008 and December 31, 2007, and its results of operations and cash flows for the three and six months ended June 27, 2008 and June 29, 2007. Refer Note 2 for a discussion of the impact on the financial statement presentation resulting from the Company’s discontinuance of its power quality business.

Total comprehensive income was as follows ($ in millions):

	June 27, 2008	June 29, 2007
Three Months Ended	$472	$371
Six Months Ended	927	662

Total comprehensive income for 2008 includes the change in cumulative foreign translation adjustment and the cumulative impact of the change in the measurement date for post-employment benefit obligations under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). Refer to Note 7 for discussion of the adoption of the measurement provisions of SFAS No. 158. Total comprehensive income for 2007 includes the change in cumulative foreign translation adjustment.

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

The Company also periodically disposes of existing operations that are not deemed to fit strategically with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the six months ended June 27, 2008.

The following briefly describes the Company’s acquisition activity for the six months ended June 27, 2008. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2007, reference is made to Note 2 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

During the first six months of 2008, the Company acquired seven companies or product lines for total consideration of approximately $102 million in cash, net of cash acquired and including transaction costs. The companies acquired manufacture and/or supply products in the life sciences, dental technologies and product identification markets. These companies were acquired to complement existing units of either the Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $24 million of goodwill related to these seven acquired businesses. The aggregate annual sales of these acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $107 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended June 27, 2008 ($ in thousands):

Accounts receivable	$7,874
Inventory	26,425
Property, plant and equipment	8,328
Goodwill	24,124
Other intangible assets, primarily trade names, customer relationships and patents	29,304
Accounts payable	(1,534)
Other assets and liabilities, net	9,529
Assumed debt	(2,500)

Net cash consideration	$101,550

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

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$3,289,187	$3,037,180	$6,342,208	$5,910,714
Net earnings from continuing operations	$363,161	$308,898	$639,942	$556,915
Diluted earnings per share from continuing operations	$1.09	$0.93	$1.92	$1.68

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to its 2008 acquisitions and certain of its 2007 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. Amounts accrued, including those related to the 2007 acquisition of Tektronix, Inc., are based on decisions finalized through June 27, 2008.

Accrued liabilities associated with these exit activities include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2007	—	329	329
Headcount related to 2008 acquisitions	—	—	—
Adjustments to previously provided headcount estimates	490	(68)	422
Headcount reductions in 2008	(411)	(61)	(472)

Balance, June 27, 2008	79	200	279

Employee Termination Benefits:
Balance, December 31, 2007	$—	$9,304	$9,304
Accrual related to 2008 acquisitions	—	—	—
Adjustments to previously provided reserves	39,920	(232)	39,688
Costs incurred in 2008	(33,560)	(1,463)	(35,023)

Balance, June 27, 2008	$6,360	$7,609	$13,969

Facility Closure and Restructuring Costs:
Balance, December 31, 2007	—	$13,295	$13,295
Accrual related to 2008 acquisitions	—	—	—
Adjustments to previously provided reserves	—	(376)	(376)
Costs incurred in 2008	—	(2,798)	(2,798)

Balance, June 27, 2008	—	$10,121	$10,121

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

The key components of income from discontinued operations related to the power quality business were as follows ($ in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2007	June 29, 2007
Net sales	$39,327	$73,663
Operating expense	34,409	64,228
Allocated interest expense	139	301

Income before taxes	4,779	9,134
Income taxes	(1,281)	(2,448)

Earnings from discontinued operations, net of income taxes	$3,498	$6,686

NOTE 3. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to directors, officers and other employees under the Company’s Amended and Restated 1998 Stock Option Plan and the 2007 Stock Incentive Plan, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan or the Tektronix 2002 Stock Incentive Plan. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan generally vest pro-rata over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting such that 50% of the RSUs granted vest (subject to satisfaction of the performance criteria) on each of the fourth and fifth anniversaries of the grant date. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

Restricted shares issued under the Tektronix 2005 Stock Incentive Plan were granted subject to certain time-based vesting restrictions such that the restricted share awards are fully vested after a period of five years. Holders of restricted shares have the right to vote such shares and receive dividends. The restricted shares are considered issued and outstanding at the date the award is granted.

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances. To cover the exercise of vested options and the vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. At June 27, 2008, approximately 9 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair market value of the award as of the grant date.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended June 27, 2008:

Risk-free interest rate	3.5% - 3.8%
Weighted average volatility	26%
Dividend yield	0.2%
Expected years until exercise	7.5 - 9.5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. To estimate the option exercise timing to be used in the valuation model, in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise data for previously granted options. At the time of grant, the Company estimates the number of options that it expects will be forfeited based on the Company’s historical experience. Separate groups of employees that have similar behavior with regard to holding options for longer periods and different forfeiture rates are considered separately for valuation and attribution purposes.

The following table summarizes the components of the Company’s stock-based compensation programs reported as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$6,283	$4,071	$12,936	$7,860
Tax benefit	(2,199)	(1,425)	(4,528)	(2,751)

Restricted stock unit and restricted share expense, net of tax	$4,084	$2,646	$8,408	$5,109

Stock Options:
Pre-tax compensation expense	$15,284	$13,553	$29,463	$27,189
Tax benefit	(4,190)	(3,853)	(8,133)	(7,768)

Stock option expense, net of tax	$11,094	$9,700	$21,330	$19,421

Total Share-Based Compensation:
Pre-tax compensation expense	$21,567	$17,624	$42,399	$35,049
Tax benefit	(6,389)	(5,278)	(12,661)	(10,519)

Total share-based compensation expense, net of tax	$15,178	$12,346	$29,738	$24,530

As of June 27, 2008, $66 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. Unrecognized compensation cost related to stock options totaling $167 million as of June 27, 2008 is expected to be recognized over a weighted average period of approximately 2.5 years.

Option activity under the Company’s stock plans as of June 27, 2008 and changes during the six months ended June 27, 2008 were as follows:

(in thousands except exercise price and term)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22,228	$46.27
Granted	844	75.72
Exercised	(887)	40.25
Forfeited	(836)	53.79

Outstanding at June 27, 2008	21,349	47.39	6	$630,461

Vested and Expected to Vest at June 27, 2008	20,753	$46.82	6	$624,566

Exercisable at June 27, 2008	10,652	$34.24	4	$453,249

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the six months ended June 27, 2008 and June 29, 2007 was $32 million and $73 million, respectively. Exercises of options during the six months ended June 27, 2008 and June 29, 2007 resulted in cash receipts of $35 million and $35 million, respectively. SFAS No. 123 requires that we classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. The Company recognized a tax benefit of $9 million during the six months ended June 27, 2008 related to the exercise of employee stock options, which has been included in cash provided by financing activities and recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of June 27, 2008:

	Number of RSUs / Restricted Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested at January 1, 2008	2,081	$59.96
Forfeited	(47)	67.29
Vested and issued	(91)	61.52
Granted	150	75.62

Unvested at June 27, 2008	2,093	$60.85

In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months and six months ended June 27, 2008, approximately 22 thousand shares and 34 thousand shares with an aggregate value of approximately $2 million and $3 million, respectively, were withheld to satisfy the requirement.

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended June 27, 2008 ($ in millions).

Balance, December 31, 2007	$9,241
Attributable to 2008 acquisitions	24
Adjustments to purchase price allocations	(66)
Effect of foreign currency translations	264

Balance, June 27, 2008	$9,463

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price, primarily related to the Tektronix and ChemTreat acquisitions. There were no dispositions of businesses with related goodwill during the six months ended June 27, 2008. The carrying value of goodwill at June 27, 2008, for the Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components segments is $3,799 million, $3,455 million, $2,015 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may effect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2007 and no impairment was identified.

NOTE 5. FINANCING TRANSACTIONS

The components of the Company’s debt as of June 27, 2008 and December 31, 2007 were as follows ($ in millions):

	June 27, 2008	December 31, 2007
Euro-denominated commercial paper	$79	$240
U.S. dollar-denominated commercial paper	656	1,311
6.1% notes due 2008	250	250
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	789	729
5.625% notes due 2018	500	500
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	611	606
Other borrowings	168	90

Total	3,053	3,726
Less – currently payable	313	330

Long-term debt	$2,740	$3,396

For a full description of the Company’s debt financing, please refer to Note 8 of the Company’s 2007 Annual Report on Form 10-K.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the credit facilities described below provide credit support for the program, the $2.5 billion of availability under the credit facilities has the practical effect of reducing from $4.0 billion to $2.5 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. As of June 27, 2008, the amounts outstanding under the U.S. Dollar-denominated commercial program had a weighted average interest rate of 2.13% and a weighted average maturity of 12 days and the amounts outstanding under the Euro-denominated commercial paper program had a weighted average interest rate of 4.72% and a weighted average maturity of 27 days.

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

Together with the Company’s pre-existing $1.5 billion credit facility, the Bridge Facility increased the Company’s aggregate credit facilities to $3.4 billion. In December 2007, the amount of the Bridge Facility was reduced by $0.9 billion leaving the amount of the Bridge Facility at $1.0 billion and the aggregate amount of the Company’s credit facilities at $2.5 billion, in each case as of June 27, 2008. There were no outstanding borrowings under either the Credit Facility or the Bridge Facility during the six months ended June 27, 2008.

The Company has classified the borrowings under the commercial paper programs at June 27, 2008 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As of December 31, 2007, $1.5 billion of the commercial paper borrowings were classified as long-term borrowings and approximately $50 million were classified as short term borrowings.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”) and the 5.625% Senior Notes due 2018 (the “2018 Notes”), if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Company’s two outstanding credit facilities each require the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. None of these covenants are considered restrictive to the Company’s operations and as of June 27, 2008, the Company was in compliance with all of its debt covenants.

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

The following is a rollforward of the Company’s warranty accrual for the six months ended June 27, 2008 ($ in thousands):

Balance, December 31, 2007	$110,700
Accruals for warranties issued during the period	49,371
Settlements made	(48,643)
Additions due to acquisitions	1,161

Balance, June 27, 2008	$112,589

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and during the first half of 2007 an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and recorded a pre-tax gain of $12 million ($7.8 million after-tax, or $0.02 per diluted share) in the second quarter of 2007 which is included in “Other (income) expense” in the accompanying Statement of Earnings for the three months ended June 29, 2007.

The Company and its subsidiaries are currently undergoing an unclaimed property audit by the State of Delaware. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 7. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The Company accounts for pension and other postretirement obligations in accordance with SFAS No. 158. This statement requires recognition of an asset for a plan’s over funded status or a liability for a plan’s under funded status in the Company’s statement of financial position. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as the Company’s fiscal year end. As permitted by the statement, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008. The majority of the Company’s pension and postretirement plans previously used a September 30 measurement date. All plans are now measured as of December 31, consistent with the Company’s fiscal year end. The adoption of the measurement date provisions of SFAS No. 158 increased long-term liabilities by approximately $6 million and decreased shareholders’ equity by approximately $4 million. There was no effect on the Company’s results of operations or cash flows.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three and six months ended June 27, 2008 and June 29, 2007, respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$2.1	$0.5	$3.8	$3.4
Interest cost	18.6	9.7	8.5	5.8
Expected return on plan assets	(22.6)	(10.9)	(6.4)	(4.5)
Amortization of prior service credits	—	—	(0.1)	(0.1)
Amortization of loss / (gain)	1.4	3.3	(0.1)	0.4
Special termination benefits	—	—	—	0.1

Net periodic cost / (benefit)	$(0.5)	$2.6	$5.7	$5.1

	Six Months Ended
	US		Non-US
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$4.2	$1.0	$7.5	$6.7
Interest cost	37.2	19.4	16.8	11.5
Expected return on plan assets	(45.2)	(21.8)	(12.6)	(8.9)
Amortization of prior service credits	—	—	(0.2)	(0.1)
Amortization of loss / (gain)	2.8	6.6	(0.2)	0.7
Special termination benefits	—	—	—	0.1

Net periodic cost / (benefit)	$(1.0)	$5.2	$11.3	$10.0

Other Post-Retirement Benefits

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	1.9	1.6	3.8	3.2
Amortization of prior service credits	(1.8)	(1.8)	(3.6)	(3.6)
Amortization of loss	0.8	0.8	1.6	1.6

Net periodic cost	$1.2	$0.9	$2.4	$1.8

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2007 Annual Report on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2008. As of June 27, 2008, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2008. The Company’s contributions to non-U.S. pension plans are estimated to be approximately $29 million for 2008.

NOTE 8. EARNINGS PER SHARE AND STOCK TRANSACTIONS

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of earnings per share of common stock is summarized as follows ($ in thousands, except per share amounts):

For the Three Months Ended June 27, 2008:	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$363,448	319,233	$1.14
Adjustment for interest on convertible debentures	2,576	—
Incremental shares from assumed exercise of dilutive options	—	5,342
Incremental shares from assumed conversion of the convertible debentures	—	11,976

Diluted EPS	$366,024	336,551	$1.09

For the Three Months Ended June 29, 2007:
Basic EPS	$307,656	309,471	$1.00
Adjustment for interest on convertible debentures	2,479	—
Incremental shares from assumed exercise of dilutive options	—	6,227
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$310,135	327,736	$0.95

For the Six Months Ended June 27, 2008:
Basic EPS	$639,953	319,018	$2.01
Adjustment for interest on convertible Debentures	5,139	—
Incremental shares from assumed exercise of dilutive options	—	5,269
Incremental shares from assumed conversion of the convertible debentures	—	11,976

Diluted EPS	$645,092	336,263	$1.92

For the Six Months Ended June 29, 2007:
Basic EPS	$559,272	309,570	$1.81
Adjustment for interest on convertible debentures	4,927	—
Incremental shares from assumed exercise of dilutive options	—	6,235
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$564,199	327,843	$1.72

NOTE 9. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2007 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2008 acquisitions (see Note 2). Segment results for the three and six months ended June 27, 2008 and June 29, 2007 are shown below ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales:
Professional Instrumentation	$1,247,280	$819,083	$2,403,139	$1,560,398
Medical Technologies	839,985	706,913	1,598,197	1,390,492
Industrial Technologies	869,065	791,856	1,667,700	1,567,764
Tool and Components	327,565	314,033	643,733	634,935

	$3,283,895	$2,631,885	$6,312,769	$5,153,589

Operating Profit:
Professional Instrumentation	$250,475	$189,970	$441,194	$334,153
Medical Technologies	90,627	78,432	177,459	163,962
Industrial Technologies	148,733	148,226	266,504	269,281
Tool and Components	42,601	43,510	79,702	79,032
Other	(21,972)	(17,250)	(41,173)	(33,423)

	$510,464	$442,888	$923,686	$813,005

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of Danaher Corporation’s (“Danaher,” “Company,” “we,” “us,” “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, in press releases, written statements or other documents filed with or furnished to the SEC, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit margins, expenses, tax provisions (or reversals of tax provisions) and tax rates, earnings or losses from operations, cash flows, pension and benefit obligations and funding requirements, synergies or other financial measures; plans, strategies and objectives of management for future operations, including statements relating to our stock repurchase program, potential acquisitions, executive compensation and purchase commitments; developments or performance, or industry or market rankings relating to products or services; future economic conditions or performance; the outcome of outstanding claims, legal proceedings or other contingent liabilities; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

•

Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur additional costs.

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

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. The Company does not assume any obligation, and does not intend, to update any forward-looking statement. See Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Danaher is a multinational corporation with global operations. In 2007, approximately 51% of Danaher’s sales were derived outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. For example, in those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy. However, Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, has helped limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are highly indicative of the Company’s revenue in the short term and thus a key measure of anticipated performance.

Business Performance

While differences exist among the Company’s businesses, the Company continued to experience overall growth during the three and six months ended June 27, 2008 as compared to the comparable periods of the prior year. Year-over-year growth rates for the second quarter 2008 reflect continued strength in the Company’s water quality, acute care diagnostics and life sciences businesses along with improved growth experienced in the dental and motion businesses. Partially offsetting this growth was continued slower demand in the Company’s consumer oriented businesses, primarily in the U.S, and in the Company’s network test business.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia, recent increases in raw material costs and slowing growth rates or contraction in some parts of the world economy. The Company will continue to assess market needs with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. With the acquisition of Tektronix, Inc. (Tektronix) in November 2007, Company management and other personnel are devoting significant attention to the successful integration of this business into Danaher.

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

The impact of currency rate changes increased reported sales by approximately 5.5% and 5.0% during the three and six month periods ended June 27, 2008, respectively, as compared to the comparable periods of 2007. Given the lower overall profit margins in the Company’s European businesses, currency rate changes lowered both periods’ year-over-year comparisons of reported operating profit margins. The following sensitivity analysis demonstrates on a theoretical basis how exchange rates at current levels could impact the Company’s results during the remainder of 2008 compared to 2007. Applying the exchange rates in effect at June 27, 2008 to the translation of the Company’s results of operations for 2007 would result in approximately 4.5% higher overall Company sales for 2007 than what was actually reported using the rates in effect during 2007. Any further weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations on an overall basis but would erode operating profit margins. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended June 27, 2008 increased 25% over the comparable period of 2007. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) contributed 5.5% growth. Acquisitions accounted for 14% growth. The impact of currency translation on sales increased reported sales by 5.5% as the U.S. dollar was weaker against other major currencies in the three months ended June 27, 2008 compared to the comparable period of 2007.

For the six months ended June 27, 2008, consolidated sales increased 22.5% over the comparable period in 2007. Sales from existing businesses contributed 4.0% growth. Acquisitions accounted for 13.5% growth and currency translation contributed 5.0% growth.

The growth in sales from acquisitions in the three and six months ended June 27, 2008 primarily related to acquisitions in the Company’s Professional Instrumentation segment. During 2007, the Company acquired twelve businesses. The acquisition of Tektronix in November 2007, and to a lesser extent the acquisition of ChemTreat in July 2007, both of which are part of the Professional Instrumentation segment, have contributed the majority of this year-over-year acquisition related revenue growth.

Operating profit margins from continuing operations were 15.5% in the three months ended June 27, 2008 compared to 16.8% in the comparable period of 2007. Operating profit margins for the quarter were adversely impacted by $13.5 million ($10.0 million or $0.03 per diluted share, net of tax) as a result of the acquired inventory and acquired deferred revenue fair value charges recorded during the period related to the acquisition of Tektronix. These charges adversely impacted operating profit margins by 45 basis points. The same type of charges related to the Tektronix acquisition are expected to adversely impact the Company’s operating profit margins through the balance of 2008, but at lower levels than experienced in the first half of 2008. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins by 20 basis points during the period. Inflationary pressures, the effect of currency changes, restructuring activities and the settlement of certain legal matters during the second quarter 2008 also had an adverse impact on the period’s operating profit margins. Gains recorded in the 2007 comparable period resulting from the collection of indemnification proceeds related to a lawsuit and from the sale of real estate adversely affected year-over-year comparisons of operating profit margins by 50 basis points.

Operating profit margins from continuing operations were 14.6% for six months ended June 27, 2008 compared to 15.8% in the comparable period of 2007. Operating profit margins for the six month period were adversely impacted by $39.6 million ($29.2 million or $0.09 per diluted share, net of tax) as a result of the acquired inventory and acquired deferred revenue fair value charges recorded during the period related to the acquisition of Tektronix. These charges adversely impacted operating profit margins by 65 basis points. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins by 30 basis points during the period. The gain recorded in the 2007 second quarter from the collection of indemnification proceeds related to a lawsuit adversely affected year-over-year comparisons of operating profit margins by 25 basis points.

The following table summarizes sales by business segment for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Professional Instrumentation	$1,247,280	$819,083	$2,403,139	$1,560,398
Medical Technologies	839,985	706,913	1,598,197	1,390,492
Industrial Technologies	869,065	791,856	1,667,700	1,567,764
Tools and Components	327,565	314,033	643,733	634,935

Total	$3,283,895	$2,631,885	$6,312,769	$5,153,589

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

Professional Instrumentation Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$1,247,280	$819,083	$2,403,139	$1,560,398
Operating profit	250,475	189,970	441,194	334,153
Depreciation and amortization	31,187	12,738	64,818	25,708
Operating profit as a % of sales	20.1%	23.2%	18.4%	21.4%
Depreciation and amortization as % of sales	2.5%	1.6%	2.7%	1.6%

Components of Sales Growth	Three Months Ended June 27, 2008 vs. Comparable 2007 Period	Six Months Ended June 27, 2008 vs. Comparable 2007 Period
Existing Businesses	4.0%	4.5%
Acquisitions	43.5%	44.5%
Impact of currency translation	5.0%	5.0%

Total	52.5%	54.0%

Segment Overview

Sales from existing businesses increased in both of the segment’s strategic lines of business. Price increases accounted for approximately 2.0% sales growth on a year-over-year basis for the three months ended June 27, 2008 and 1.5% for the six month period then ended which is reflected in sales from existing businesses.

Operating profit margins in the Professional Instrumentation segment in both the three and six months ended June 27, 2008 compared to the comparable periods of 2007 were adversely impacted by 200 basis points resulting from the dilutive effect of lower operating profit margins associated with acquired businesses. In addition, operating profit margins were adversely impacted as a result of acquired inventory and acquired deferred revenue fair value charges recorded in connection with the November 2007 acquisition of Tektronix. The effect of these charges on the three months ended June 27, 2008 was 110 basis points and the impact on the six months then ended was 165 basis points. The same type of charges related to the Tektronix acquisition are expected to adversely impact the segment’s operating profit margins through the balance of 2008, but at lower levels than experienced in the first half of 2008. These adverse impacts were partially offset by operating margin improvements in the segment’s existing businesses during the first half of 2008.

Depreciation and amortization as a percentage of sales increased in the three and six months ended June 27, 2008 as compared to the prior year comparable periods primarily as a result of the increase in amortization expense associated with the intangible assets acquired in connection with the Tektronix acquisition.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the segment’s environmental businesses, representing 49% of segment sales for the three months ended June 27, 2008, increased 23.5% in the second quarter of 2008 compared to the comparable period of 2007. Sales from existing businesses accounted for 6.0% growth, acquisitions accounted for 12.5% growth and currency translation accounted for 5.0% growth.

For the six months ended in June 27, 2008, sales from the segment’s environmental businesses increased 24.0% compared to the same period of 2007. Sales from existing businesses accounted for 6.5% growth, acquisitions accounted for 12.5% growth and currency translation accounted for 5.0% growth.

The segment’s water quality businesses experienced low-double digit revenue growth from existing businesses for both the three and six months ended June 27, 2008 compared to the comparable periods of 2007. This growth is primarily a result of continued strong laboratory and process instrumentation product sales, reflecting in part the results of increased sales force investments and penetration into emerging markets. Sales growth was experienced in all major geographies with particular strength in both Asia and Europe. Sales in Asia grew over 25% in both the three and six month periods reflecting the businesses’ continued focus on growing markets in developing countries. Also contributing to the overall growth is the businesses’ ultraviolet water treatment product line which experienced mid-teen and double digit growth rates for the three and six month periods, respectively. Strong ultraviolet disinfection equipment sales in the North American wastewater market in the first three months of 2008 and the European and China wastewater markets in the second three months of 2008 were the primary drivers of this growth.

The retail petroleum equipment business experienced low-single digit growth rates for the three and six months ended June 27, 2008 compared to the comparable periods of 2007. This growth was primarily driven by the business’ increased sales of its environmental and payment product offerings, generally in most emerging markets. These sale increases were partially offset by a decline in dispensing equipment sales primarily in North America and Europe.

Test & Measurement. The segment’s test & measurement businesses’ sales, representing 51% of segment sales in the second quarter 2008, increased 100% during the three months ended June 27, 2008 over the comparable 2007 period. Sales from existing businesses accounted for 0.5% growth, acquisitions accounted for 94.0% growth and currency translation accounted for a 5.5% growth.

Sales from the test and measurement businesses for the six months ended June 27, 2008 grew 102.5% compared to the same period in 2007. Sales from existing businesses accounted for 2.0% growth, acquisitions accounted for 95.0% growth and currency translation accounted for 5.5% growth.

Sales growth from existing businesses during both the three and six month periods was driven by strong sales of new thermography products launched at the end of 2007 and from strong demand for the business’ precision measurement products. China and the emerging markets were strong contributors to growth with more modest contributions from the European and North American markets. Partially offsetting the above growth was a decline in sales in the network test business in the three and six month periods of 2008. The network test business’ first half 2008 performance, primarily in North America, was adversely impacted by certain large telecommunications orders in 2007 that did not repeat in 2008.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer medical, research and dental professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the acute care diagnostic, life science instrumentation and the dental technologies businesses.

Medical Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$839,985	$706,913	$1,598,197	$1,390,492
Operating profit	90,627	78,432	177,459	163,962
Depreciation and amortization	30,108	29,575	62,159	58,245
Operating profit as a % of sales	10.8%	11.1%	11.1%	11.8%
Depreciation and amortization as % of sales	3.6%	4.2%	3.9%	4.2%

Components of Sales Growth	Three Months Ended June 27, 2008 vs. Comparable 2007 Period	Six Months Ended June 27, 2008 vs. Comparable 2007 Period
Existing Businesses	10.0%	6.5%
Acquisitions	0.5%	0.5%
Impact of currency translation	8.0%	8.0%

Total	18.5%	15.0%

Segment Overview

Price increases accounted for approximately 1.0% of sales growth on a year-over-year basis in both the three and six month periods ended June 27, 2008 which is reflected in sales from existing businesses.

The dilutive effect of lower operating margins associated with acquired businesses adversely impacted operating profit margins in the Medical Technologies segment by 30 basis points and 25 basis points for the three and six months ended June 27, 2008, respectively. In addition, year-over-year operating profit margin comparisons were adversely impacted by foreign currency changes as the segment has a high percentage of its cost base in Europe. Higher sales force investment within the life sciences businesses in the first half 2008 and higher new product introduction costs in the acute care diagnostics business in the first quarter, as well as restructuring activities, also adversely impacted operating margin profit comparisons.

Overview of Businesses within Medical Technologies Segment

The segment’s acute care diagnostics business experienced high-single digit growth in the three months ended June 27, 2008 and mid-single digit growth for the six months ended June 27, 2008 compared to the comparable periods of 2007. Continued strong aftermarket consumables sales for its installed base of acute care diagnostic instrumentation, resulting in part from strong prior year placements, was the primary driver of this growth. Robust sales in China, where growth exceeded 50% for the three months ended June 27, 2008, and strong sales in Russia contributed to a high-teens growth rate in emerging markets. The European and North American markets grew at high-single digit and mid-single digit growth rates, respectively.

The segment’s life science instrumentation business experienced a mid-teens growth rate in the three month period ended June 27, 2008 and a low-double digit growth rate for the six months ended June 27, 2008 when compared to the comparable periods of 2007. Strength in sales of the business’ pathology diagnostics instrumentation and consumables offerings as well as compound microscopy product offerings during both periods drove the majority of this growth. Strong growth rates in the Asian and European markets were partially offset by lower growth rates in North America.

The segment’s existing dental technologies businesses experienced a high-single digit growth rate in the three months ended June 27, 2008 compared to the comparable period of 2007. For the six month period ended June 27, 2008, revenue grew at a mid-single digit rate as compared to the same period of 2007. Demand for 3-D imaging equipment in the European and North American markets was the primary driver of sales growth in the segment’s dental equipment businesses. Also contributing to the dental equipment business growth was increased demand for instrumentation, and to a lesser extent, treatment units, in the European market. Sales of dental consumables also grew at mid-single digit rates during the three months ended June 27, 2008, primarily as a result of increases in the sales of general dentistry consumables and new products, with more modest growth in the orthodontia and restorative product lines.

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

Industrial Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$869,065	$791,856	$1,667,700	$1,567,764
Operating profit	148,733	148,226	266,504	269,281
Depreciation and amortization	16,672	15,841	32,621	31,836
Operating profit as a % of sales	17.1%	18.7%	16.0%	17.2%
Depreciation and amortization as % of sales	1.9%	2.0%	2.0%	2.0%

Components of Sales Growth	Three Months Ended June 27, 2008 vs. Comparable 2007 Period	Six Months Ended June 27, 2008 vs. Comparable 2007 Period
Existing Businesses	4.0%	1.0%
Acquisitions	0.5%	0.5%
Impact of currency translation	5.0%	5.0%

Total	9.5%	6.5%

Segment Overview

Price increases accounted for 2.0% sales growth on a year-over-year basis for the three months ended June 27, 2008 and 1.5% for the six month period then ended which is reflected in sales from existing businesses.

Operating profit margin year-over-year comparisons for both the three and six months ended June 27, 2008 in the Industrial Technologies segment were adversely impacted by gains recorded in the comparable prior year periods resulting from the collection of indemnification proceeds related to a lawsuit and from the sale of real estate. These gains adversely affected the three month period year-over-year comparison by 175 basis points and the six month period year-over-year comparison by 90 basis points. Operating profit margin improvements in the three months ended June 27, 2008 partially offset these adverse impacts.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales from the segment’s motion businesses, representing approximately 34% of segment sales in the three months ended June 27, 2008, increased approximately 9.5% in the second quarter 2008 over the comparable 2007 period. Sales from existing businesses accounted for 3.0% growth and currency translation accounted for 6.5% growth.

For the six months ended June 27, 2008, sales from the segment’s motion businesses increased 5.5% compared to the comparable period of 2007. Sales from existing businesses declined 0.5%, while currency translation accounted for 6.0% growth. There were no acquisitions in the business in 2007 or the first half of 2008.

Sales growth from the segment’s existing motion businesses during the three months ended June 27, 2008 were a result of growth in aerospace and defense markets, continued sales growth in custom products, primarily to elevator application end markets and strong flat panel display application sales. Partially offsetting this growth during the period was weakness in demand for the standard motors and drives product offerings in addition to softness in the semiconductor and electronic assembly markets. Growth in the North American and Asian markets during both periods was offset by modest sales declines in the European market.

Product Identification. Sales from the segment’s product identification businesses, representing approximately 27% of segment sales for the three months ended June 27, 2008, increased 6.5% compared to the comparable period of 2007. Sales from existing businesses accounted for 1.0% growth, acquisitions accounted for 0.5% growth and currency translation accounted for 5.0% growth.

For the six months ended June 27, 2008, sales from the segment’s product identification sales increased 5.0% compared to the comparable period of 2007. Sales from existing businesses declined 0.5%, while growth from acquisitions accounted for 0.5% and currency translation accounted for 5.0% growth.

Sales growth in the business’ consumables and service offerings associated with its marking and coding printing equipment during both the three and six month periods was offset by sales declines experienced in the integrated scanning system product line resulting from customer decisions to delay capital expenditures. In addition, the year-over-year core marking and coding equipment sales comparisons were negatively impacted by a significant equipment sale in the second quarter of 2007. Growth was experienced in both European and Asian markets with flat performance in the North American market.

Focused Niche Businesses. The segment’s existing niche businesses experienced a high-single digit growth rate in the three month period ended June 27, 2008 and a mid-single digit growth rate for the six month period then ended. Growth in both periods was primarily driven by sales growth in the segment’s aerospace and defense businesses. The segment’s sensors and controls businesses also grew at mid-single digit rates during the three months ended June 27, 2008 despite continued soft demand in the semi-conductor and electronic assembly markets. For the six months ended June 27, 2008, the sensors and controls businesses experienced a low-single digit growth rate.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$327,565	$314,033	$643,733	$634,935
Operating profit	42,601	43,510	79,702	79,032
Depreciation and amortization	5,470	5,349	10,933	10,761
Operating profit as a % of sales	13.0%	13.9%	12.4%	12.5%
Depreciation and amortization as % of sales	1.7%	1.7%	1.7%	1.7%

Components of Sales Growth	Three Months Ended June 27, 2008 vs. Comparable 2007 Period	Six Months Ended June 27, 2008 vs. Comparable 2007 Period
Existing Businesses	3.5%	1.0%
Acquisitions	—	—
Impact of currency translation	0.5%	0.5%

Total	4.0%	1.5%

Segment Overview

Price increases accounted for approximately 2.0% sales growth on a year-over-year basis for both the three and six months ended June 27, 2008. Increased sales in the segment’s niche businesses, primarily the Company’s wheel service and engine retarder businesses, during the three and six months ended June 27, 2008, partially offset sales declines in the segment’s mechanics’ hand tools businesses on a year-over-year basis.

Operating profit margins in the Tools & Components segment for both the three and six months ended June 27, 2008 as compared to the comparable periods of the prior year were adversely impacted by increased commodity costs and declining production levels in the mechanics’ hand tools business as a result of lower sales volumes. Partially offsetting these adverse impacts were increased volume in the Company’s engine retarder business in addition to price increases implemented to offset commodity cost increases. Commodity costs in the segment are expected to remain high at least through the remainder of the year.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales from existing businesses, representing approximately 65% of segment sales in the three months ended June 27, 2008, declined 2.0% and 4.0% for the three and six months ended June 27, 2008, respectively, compared with the comparable periods in 2007. Foreign currency translation positively impacted sales growth by 0.5% in both periods as compared to the prior year. The decline in sales is primarily a result of continued soft demand from the retail hand tools business’ largest customer and due to lower demand in automotive product lines. Partially offsetting this decline were strong sales in Asia where the segment experienced double digit growth.

The segment’s niche businesses experienced a mid-teens growth rate for the three months ended June 27, 2008 and a low-double digit growth rate for the six months then ended as compared to the comparable periods of 2007. This growth was primarily a result of higher customer demand in the segment’s engine retarder business which rebounded from the impact of regulatory changes that reduced 2007 sales and higher sales in the segment’s wheel service equipment business due partially to price increases implemented to recover commodity costs.

GROSS PROFIT

($ in thousands)	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$3,283,895	$2,631,885	$6,312,769	$5,153,589
Cost of sales	1,723,596	1,430,634	3,334,754	2,812,435

Gross profit	1,560,299	1,201,251	2,978,015	2,341,154
Gross profit margin	47.5%	45.6%	47.2%	45.4%

The increase in gross profit margin in the three and six months ended June 27, 2008 compared to the comparable periods of 2007 resulted from higher gross profit margins in recently acquired businesses, leverage on increased sales volume in certain of our higher margin businesses, the on-going cost improvements in existing businesses driven by our DBS processes and low-cost region initiatives and other cost reductions throughout the businesses. Partially offsetting the increases in gross profit margin are the acquired inventory and acquired deferred revenue fair value charges recorded in the three and six months ended June 27, 2008 in connection with the November 2007 acquisition of Tektronix as well as overall higher commodity and freight costs experienced throughout the businesses.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$3,283,895	$2,631,885	$6,312,769	$5,153,589
Selling, general and administrative expenses	859,969	642,689	1,678,359	1,288,514
Research and development expenses	189,866	130,009	375,970	253,970
SG&A as % of sales	26.2%	24.4%	26.6%	25.0%
R&D as % of sales	5.8%	4.9%	6.0%	4.9%

The year-over-year increases for the three and six months ended June 27, 2008 in selling, general and administrative expenses are primarily due to increases associated with recently acquired businesses and their higher relative operating expense structures. In addition, spending to fund growth opportunities throughout the Company, and in particular, in emerging markets and for new product launches, contributed to the growth as a percentage of sales. Costs associated with restructuring activities to better position the Company for the current economic environment also contributed to the increase. These increases were partially offset by operating leverage from higher sales in certain of the Company’s businesses.

Research and development expenses as a percentage of sales were approximately 90 basis points and 110 basis points higher in the three and six months ended June 27, 2008, respectively, as compared to the comparable 2007 periods. The relatively higher research and development cost structures of recently acquired businesses, primarily Tektronix, and higher investment in research and development in the Medical Technologies segment were the primary drivers of this year-over-year increase.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $34 million in the three months ended June 27, 2008 was $10 million higher than interest expense in the comparable 2007 period. Interest expense of $75 million in the six months ended June 27, 2008 was $24 million higher than interest expense in the corresponding 2007 period. The increase in interest expense in 2008 is primarily due to higher debt levels during the period, principally as a result of borrowings incurred to fund the acquisition of Tektronix in November 2007.

Interest income of $1 million and $5 million was recognized in the three and six months ended June 27, 2008, respectively, which represents a marginal increase in interest income from the comparable periods of 2007 due to higher average invested cash balances during those periods.

INCOME TAXES

General

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below), the implementation of tax planning strategies and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for the first six months of 2008 differs from the United States federal statutory rate of 35% primarily as a result of the lower effective tax rates that apply to certain earnings from operations outside of the United States. No provision for United States income taxes has been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2007, the total amount of earnings planned to be reinvested indefinitely outside the United States was $5.4 billion.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to the Company’s estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the amount of earnings and/or deductions realized in various jurisdictions in which the Company operates may differ from current estimates.

Year-Over-Year Changes in Effective Tax Rate

The effective tax rate for continuing operations was 24.0% and 25.1% in the three and six months ended June 27, 2008, respectively, as compared to 26.7% and 26.8% in the three and six months ended June 29, 2007, respectively. The effective tax rate for the three months ended June 27, 2008 benefited $8.5 million (or $0.03 per diluted share) primarily from the favorable resolution of foreign and state tax positions which resulted in the reversal of previously provided reserves associated with uncertain tax positions. The favorable resolution is treated as a discrete item for the quarter in accordance FASB Statement No. 109, Accounting for Income Taxes and will have no continuing impact on the Company’s effective tax rate. In addition, the lower effective tax rate in the three and six month period during 2008 results from the implementation of more tax efficient legal and financing structures in certain jurisdictions. The Company expects the effective income tax rate for the balance of 2008 to be approximately 26.0%.

INFLATION

Market forces during the last three months in particular have caused significant increases in the costs of steel and petroleum-based products, with each at or near record highs. Increases in the cost of non-ferrous metals, particularly copper, aluminum, and silver as well as generally higher freight costs have also impacted certain segments of the Company’s businesses. The Company is passing along certain of these cost increases to its customers.

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

The fair value of fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at June 27, 2008, the fair value of the Company’s fixed-rate long-term debt, excluding the LYONs, would decrease by approximately $72 million. The LYONs have not been included in this calculation as the value of the convertible debt is primarily derived from the LYONs conversion feature. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company accounts for these swap agreements as fair value hedges. These instruments qualify as “effective” or “perfect” hedges. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or other derivatives.

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

Overview of Cash Flows and Liquidity

($ in thousands)	Six Months Ended
	June 27, 2008	June 29, 2007
Operating cash flows from continuing operations	$914,930	$687,300
Operating cash flows from discontinued operations	—	4,364

Net cash flows from operating activities	914,930	691,664

Purchases of property, plant and equipment	(83,867)	(69,666)
Cash paid for acquisitions	(101,550)	(349,758)
Other sources (uses)	49,003	(11,481)

Investing cash flows from continued operations	(136,414)	(430,905)
Investing cash flows from discontinued operations	—	(715)

Net cash used in investing activities	(136,414)	(431,620)

Proceeds from the issuance of common stock	42,903	61,846
Debt repayments, net of new borrowings	(754,796)	(449,220)
Payment of dividends	(19,120)	(15,424)

Net cash used in financing activities	(731,013)	(402,798)

•

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $915 million for the first six months of 2008, an increase of $227 million, or 33% as compared to the comparable period of 2007.

•	As of June 27, 2008, the Company held $284 million of cash and cash equivalents.

•	Debt repayments constituted the most significant use of cash in the first half of 2008. The Company repaid approximately $755 million of debt, net of new borrowings during this period.

•

The Company acquired seven businesses during the first half of 2008. Total consideration paid for these acquisitions during the six months ended June 27, 2008 was $102 million in cash, including transaction costs and net of cash acquired, plus approximately $2.5 million of debt assumed.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, and the timing of payments for items such as income taxes, pension funding decisions and other items can significantly impact cash flows.

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $915 million for the first six months of 2008, an increase of $227 million, or 33% as compared to the comparable period of 2007. Earnings growth from continuing operations contributed $81 million to the increase in operating cash flow in 2008 compared to the comparable period of 2007. Earnings for the first half of 2008 also include year-over-year increases in stock compensation, depreciation, amortization and acquisition related charges which do not require the use of cash. In addition, the Company paid approximately $65 million less tax payments during the first half of 2008 as compared to the same period in 2007. These cash flow improvements were partially offset by the impact of operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable) which used approximately $50 million more cash for the first six months of 2008 compared to the first six months of 2007. Operating working capital increased due primarily to higher inventories to support order levels.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. During the six months ended June 27, 2008, the Company paid $38 million related to these restructuring activities, primarily related to the Tektronix acquisition. Please refer to Note 2 to the Notes to the Condensed Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $136 million in the first six months of 2008 compared to approximately $431 million of net cash used in the comparable period of 2007. Gross capital spending of $84 million for the first six months of 2008 increased $14 million from the first six months of 2007, due primarily to capital spending relating to newly acquired businesses, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2008, the Company expects capital spending to exceed $200 million, though actual expenditures will ultimately depend on business conditions.

The Company completed seven business acquisitions during the first six months of 2008 for total consideration of approximately $102 million in cash, including transaction costs and net of cash acquired, plus approximately $2.5 million of debt assumed. The companies acquired manufacture and/or supply products in the life sciences, dental technologies and product identification markets. These companies were acquired to complement existing units of either the Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these seven acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $107 million.

In addition, the Company collected escrowed purchase price funds totaling $49 million in the first six months of 2008 relating to the purchase of Tektronix. This amount is reflected as investing activity in the accompanying Consolidated Condensed Statement of Cash Flows.

Financing Activities and Indebtedness

Financing cash flows consist primarily of proceeds from the issuance of commercial paper, common stock (including in connection with the exercise of employee stock options) and notes, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock (including shares withheld in connection with the vesting of employee restricted shares and restricted stock units) and payments of dividends to shareholders. Financing activities used cash of $731 million during the first half of 2008 compared to $403 million used during the first half of 2007. The increase in cash used in financing activities was primarily due to higher net repayments of commercial paper borrowings in the first half of 2008.

For a description of the Company’s outstanding debt as of June 27, 2008, please refer to Note 5 of the Condensed Consolidated Financial Statements.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of June 27, 2008, $735 million was outstanding under the Company’s global commercial paper program, including $656 million outstanding under the U.S. dollar commercial paper program with a weighted average interest rate of 2.13% and a weighted average maturity of 12 days and $79 million outstanding under the Euro-denominated commercial paper program (€50 million) with a weighted average interest rate of 4.72% and a weighted average maturity of 27 days.

Credit support for the commercial paper program is provided by the Company’s two unsecured, revolving credit facilities. There were no borrowings outstanding under either of the credit facilities during the first half of 2008.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”) and the 5.625% Senior Notes due 2018 (the “2018 Notes”), if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Company’s two outstanding credit facilities each require the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. None of these covenants are considered restrictive to the Company’s operations and as of June 27, 2008, the Company was in compliance with all of its debt covenants.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans and for other corporate purposes. There were no repurchases under this program in the six month period ended June 27, 2008. At June 27, 2008, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Aggregate cash payments for dividends during the first six months of 2008 were $19 million. The Company declared a regular quarterly dividend of $0.03 per share payable on July 25, 2008 to holders of record on June 27, 2008.

As of June 27, 2008, the Company held $284 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or credit facilities or access the capital markets as needed for liquidity. In particular, the Company intends to repay the 1998 Notes that mature in October 2008 with proceeds from commercial paper that the Company intends to issue under the Company’s existing global commercial paper program. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

The Company and its subsidiaries are currently undergoing an unclaimed property audit by the State of Delaware. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Management believes there have been no significant changes during the three and six month periods ended June 27, 2008 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors disclosed in Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of equity securities during the second quarter of 2008 are listed in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)
3/29/08– 4/30/08	—		—	—	3,353,393
5/1/08– 5/31/08	22,042	(1)	$78.00	—	3,353,393
6/1/08– 6/27/08	—		—	—	3,353,393

Total	22,042		$78.00	—	3,353,393

(1)	Represents shares acquired from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted stock units.
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

During the second quarter of 2008, holders of an aggregate of 14 Liquid Yield Option Notes (LYONs) converted the LYONs into an aggregate of 203 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 6, 2008. At the annual meeting, the shareholders voted on the following proposals:

1.	To elect two directors of the Company to a term expiring in 2011. Each nominee for director was elected by a vote of the shareholders as follows:

	For	Against	Abstain
H. Lawrence Culp, Jr.	273,892,944	5,409,906	1,747,322
Mitchell P. Rales	273,597,831	5,575,907	1,876,434

In addition, the terms of Messrs. Mortimer M. Caplin, Donald J. Ehrlich, Walter G. Lohr, Jr., Linda P. Hefner, Steven M. Rales, John T. Schwieters and Alan G. Spoon as directors continued after the meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. The proposal was approved by a vote of shareholders as follows:

For	267,247,571
Against	11,916,809
Abstain	1,885,792

3.	To act upon a shareholder proposal urging the Compensation Committee of the Board of Directors to adopt specified principles relating to the employment of any named executive officer.

For	64,505,607
Against	174,208,838
Abstain	20,287,406
Broker non-votes	22,048,321

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007
(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 16, 2008	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: July 16, 2008	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer