Form 10-Q
period 2008-09-26
DANAHER CORP /DE/
filed 2008-10-16
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended September 26, 2008

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

The number of shares of common stock outstanding at October 10, 2008 was 319,609,509.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	September 26, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS

Current Assets:
Cash and equivalents	$286,519	$239,108
Trade accounts receivable, net	2,100,795	1,984,384
Inventories:
Finished goods	567,248	547,742
Work in process	263,998	195,332
Raw material and supplies	443,605	450,541

Total inventories	1,274,851	1,193,615
Prepaid expenses and other current assets	458,901	632,660

Total current assets	4,121,066	4,049,767

Property, plant and equipment, net of accumulated depreciation of $1,483,495 and $1,402,463, respectively	1,106,313	1,108,634
Other assets	501,921	507,550
Goodwill	9,266,686	9,241,011
Other intangible assets, net	2,624,662	2,564,973

Total assets	$17,620,648	$17,471,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$316,380	$330,480
Trade accounts payable	1,148,488	1,125,600
Accrued expenses and other liabilities	1,546,750	1,443,773

Total current liabilities	3,011,618	2,899,853

Other liabilities	2,045,491	2,090,630
Long-term debt	2,391,302	3,395,764
Stockholders’ equity:
Common stock—$0.01 par value	3,542	3,526
Additional paid-in capital	1,854,912	1,718,716
Retained earnings	7,799,020	6,820,756
Accumulated other comprehensive income	514,763	542,690

Total stockholders’ equity	10,172,237	9,085,688

Total liabilities and stockholders’ equity	$17,620,648	$17,471,935

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$3,208,181	$2,731,151	$9,520,950	$7,884,740

Operating costs and expenses:
Cost of sales	1,697,611	1,481,940	5,032,365	4,294,375
Selling, general and administrative expenses	806,424	655,116	2,484,783	1,943,919
Research and development expenses	182,006	131,161	557,976	384,842
Other (income) expense	—	—	—	(14,335)

Total operating expenses	2,686,041	2,268,217	8,075,124	6,608,801

Operating profit	522,140	462,934	1,445,826	1,275,939
Interest expense	(30,218)	(25,670)	(104,741)	(76,909)
Interest income	1,070	817	6,004	3,357

Earnings from continuing operations before income taxes	492,992	438,081	1,347,089	1,202,387

Income taxes	(121,000)	(103,580)	(335,144)	(308,614)

Earnings from continuing operations	371,992	334,501	1,011,945	893,773

Earnings from discontinued operations, net of income taxes	—	149,220	—	155,906

Net earnings	$371,992	$483,721	$1,011,945	$1,049,679

Earnings per share from continuing operations:
Basic	$1.16	$1.08	$3.17	$2.88

Diluted	$1.11	$1.03	$3.03	$2.75

Earnings per share from discontinued operations:
Basic	—	$0.48	—	$0.50

Diluted	—	$0.45	—	$0.47

Net earnings per share:
Basic	$1.16	$1.56	$3.17	$3.38

Diluted	$1.11	$1.48	$3.03	$3.22

Average common stock and common equivalent shares outstanding:
Basic	319,887	310,324	319,307	309,821
Diluted	337,334	328,136	336,619	327,941

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2007	352,608	$3,526	$1,718,716	$6,820,756	$542,690

Net income	—	—	—	1,011,945	—	$1,011,945
Dividends declared	—	—	—	(28,708)	—	—
Common stock based award activity	1,622	16	135,237	—	—	—
Common stock issued in connection with LYON’s conversion	18	—	959	—	—	—
Cumulative impact of change in measurement date for post-employment benefit obligations, net of taxes (SFAS No. 158 – see Note 7)	—	—	—	(4,973)	978	978
Decrease from translation of foreign financial statements	—	—	—	—	(28,905)	(28,905)

Balance, September 26, 2008	354,248	$3,542	$1,854,912	$7,799,020	$514,763	$984,018

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net earnings	$1,011,945	$1,049,679
Less: earnings from discontinued operations, net of tax	—	155,906

Net earnings from continuing operations	1,011,945	893,773
Non-cash items, net of the effect of discontinued operations:
Depreciation expense	145,124	126,001
Amortization expense	109,932	64,410
Stock compensation expense	64,019	50,789
Change in trade accounts receivable, net	(82,293)	(73,318)
Change in inventories	(64,115)	(35,774)
Change in accounts payable	14,389	35,010
Change in prepaid expenses and other assets	143,913	158,480
Change in accrued expenses and other liabilities	6,759	(91,377)

Total operating cash flows from continuing operations	1,349,673	1,127,994
Total operating cash flows from discontinued operations	—	(53,533)

Net cash flows from operating activities	1,349,673	1,074,461

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(118,180)	(100,186)
Proceeds from disposals of property, plant and equipment	916	14,118
Cash paid for acquisitions	(241,193)	(790,598)
Cash paid for investment in acquisition target and other marketable securities	—	(23,219)
Proceeds from sale of investment and divestitures	—	299,642
Proceeds from refundable escrowed purchase price	48,504	—

Total investing cash flows from continuing operations	(309,953)	(600,243)
Total investing cash flows from discontinued operations	—	(722)

Net cash used in investing activities	(309,953)	(600,965)

Cash flows from financing activities:
Proceeds from issuance of common stock	72,193	165,266
Payment of dividends	(28,708)	(24,735)
Purchase of treasury stock	—	(117,486)
Net (repayments) proceeds of borrowings (maturities of 90 days or less)	(1,073,142)	(599,047)
Proceeds of borrowings (maturities longer than 90 days)	48,426	—
Repayments of borrowings (maturities longer than 90 days)	(10,172)	(11,410)

Net cash used in financing activities	(991,403)	(587,412)

Effect of exchange rate changes on cash and equivalents	(906)	5,387

Net change in cash and equivalents	47,411	(108,529)

Beginning balance of cash and equivalents	239,108	317,810

Ending balance of cash and equivalents	$286,519	$209,281

Supplemental disclosures:
Cash interest payments	$59,973	$39,461
Cash income tax payments (including $54.7 million in 2007 related to gain on sale of Power Quality business, see Note 2)	$253,281	$295,497

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 26, 2008 and December 31, 2007, and its results of operations and cash flows for the three and nine months ended September 26, 2008 and September 28, 2007.

Total comprehensive income was as follows ($ in millions):

	September 26, 2008	September 28, 2007
Three Months Ended	$57	$610
Nine Months Ended	984	1,272

Total comprehensive income for 2008 includes the change in cumulative foreign translation adjustment and the cumulative impact of the change in the measurement date for post-employment benefit obligations under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). Refer to Note 9 for discussion of the adoption of the measurement provisions of SFAS No. 158. Total comprehensive income for 2007 includes the change in cumulative foreign translation adjustment.

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

The Company also periodically disposes of existing operations that are not deemed to fit strategically with its ongoing operations or are not achieving the desired return on investment. There were no dispositions during the nine months ended September 26, 2008.

The following briefly describes the Company’s acquisition activity for the nine months ended September 26, 2008. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2007, reference is made to Note 2 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

During the first nine months of 2008, the Company acquired eleven companies or product lines for total consideration of approximately $241 million in cash, net of cash acquired and including transaction costs and $8.5 million of assumed debt. The companies acquired manufacture and/or supply products in the life sciences, dental technologies, product identification, environmental and test and measurement markets. These companies were acquired to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. The Company recorded an aggregate of $116 million of goodwill related to these eleven acquired businesses. The aggregate annual sales of these acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $242 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 26, 2008 ($ in thousands):

Accounts receivable	$32,884
Inventory	48,509
Property, plant and equipment	24,167
Goodwill	116,467
Other intangible assets; primarily trade names, customer relationships and patents	53,114
Accounts payable	(10,301)
Other assets and liabilities, net	(15,196)
Assumed debt	(8,451)

Net cash consideration	$241,193

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

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$3,225,410	$3,086,189	$9,644,315	$9,063,564
Net earnings from continuing operations	$371,555	$330,220	$1,012,365	$883,226
Diluted earnings per share from continuing operations	$1.11	$0.99	$3.03	$2.66

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to its 2008 acquisitions and certain of its 2007 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. Amounts accrued, including those related to the 2007 acquisition of Tektronix, Inc., are based on decisions finalized through September 26, 2008.

Accrued liabilities associated with these exit activities include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2007	—	329	329
Headcount related to 2008 acquisitions	—	68	68
Adjustments to previously provided headcount estimates	517	(68)	449
Headcount reductions in 2008	(464)	(80)	(544)

Balance, September 26, 2008	53	249	302

Employee Termination Benefits:
Balance, December 31, 2007	$—	$9,304	$9,304
Accrual related to 2008 acquisitions	—	3,920	3,920
Adjustments to previously provided reserves	40,608	(232)	40,376
Costs incurred in 2008	(37,686)	(2,286)	(39,972)

Balance, September 26, 2008	$2,922	$10,706	$13,628

Facility Closure and Restructuring Costs:
Balance, December 31, 2007	$—	$13,295	$13,295
Accrual related to 2008 acquisitions	—	961	961
Adjustments to previously provided reserves	578	(376)	202
Costs incurred in 2008	(97)	(4,686)	(4,783)

Balance, September 26, 2008	$481	$9,194	$9,675

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

The key components of income from discontinued operations related to the power quality business were as follows ($ in thousands):

	Three Months Ended September 28, 2007	Nine Months Ended September 28, 2007
Net sales	$7,478	$81,141
Operating expense	8,011	72,239
Allocated interest expense	50	351

Income (loss) before taxes	(583)	8,551
Income taxes	169	(2,279)

Income (loss) from discontinued operations	(414)	6,272
Gain on sale, net of $61,369 of related income taxes	149,634	149,634

Earnings from discontinued operations, net of income taxes	$149,220	$155,906

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

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan generally vest pro-rata over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). Certain of our executive officers and others have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting such that, in general, 50% of the RSUs granted vest (subject to satisfaction of the performance criteria) on each of the fourth and fifth anniversaries of the grant date. Certain of our executive officers and others have been awarded RSUs with different vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances. To cover the exercise of vested options and the vesting of RSUs, the Company issues new shares from its authorized but unissued share pool. At September 26, 2008, approximately 7 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

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

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the nine months ended September 26, 2008:

Risk-free interest rate	3.5% - 4.2%
Weighted average volatility	27%
Dividend yield	0.2%
Expected years until exercise	6 -9.5

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

The following table summarizes the components of the Company’s stock-based compensation programs reported as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$5,794	$3,784	$18,730	$11,644
Tax benefit	(2,028)	(1,325)	(6,556)	(4,075)

Restricted stock unit and restricted share expense, net of tax	$3,766	$2,459	$12,174	$7,569

Stock Options:
Pre-tax compensation expense	$15,826	$11,956	$45,289	$39,145
Tax benefit	(4,454)	(3,220)	(12,587)	(10,988)

Stock option expense, net of tax	$11,372	$8,736	$32,702	$28,157

Total Share-Based Compensation:
Pre-tax compensation expense	$21,620	$15,740	$64,019	$50,789
Tax benefit	(6,482)	(4,545)	(19,143)	(15,063)

Total share-based compensation expense, net of tax	$15,138	$11,195	$44,876	$35,726

As of September 26, 2008, $63 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. Unrecognized compensation cost related to stock options totaling $200 million as of September 26, 2008 is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of September 26, 2008 and changes during the nine months ended September 26, 2008 were as follows:

(in thousands except exercise price and term)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22,228	$46.27
Granted	2,896	78.60
Exercised	(1,551)	38.79
Forfeited	(1,039)	57.11

Outstanding at September 26, 2008	22,534	50.44	6	$496,049

Vested and Expected to Vest at September 26, 2008	22,015	$50.02	8	$493,195

Exercisable at September 26, 2008	12,240	$37.17	4	$415,521

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 26, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the nine months ended September 26, 2008 and September 28, 2007 was $58 million and $182 million, respectively. Exercises of options during the nine months ended September 26, 2008 and September 28, 2007 resulted in cash receipts of $55 million and $101 million, respectively. SFAS No. 123 requires that we classify as a financing activity the cash flows attributable to excess tax benefits from stock option exercises. The Company recognized a tax benefit of $17 million during the nine months ended September 26, 2008 related to the exercise of employee stock options, which has been included in cash provided by financing activities and recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of September 26, 2008:

	Number of RSUs /Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	2,081	$59.96
Forfeited	(72)	71.51
Vested and issued	(98)	61.75
Granted	217	76.86

Unvested at September 26, 2008	2,128	$61.21

In connection with the vesting of restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months and nine months ended September 26, 2008, approximately 2 thousand shares and 36 thousand shares with an aggregate value of approximately $142 thousand and $3 million, respectively, were withheld to satisfy the tax withholding requirement.

NOTE 6. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended September 26, 2008 ($ in millions).

Balance, December 31, 2007	$9,241
Attributable to 2008 acquisitions	116
Adjustments to purchase price allocations	(71)
Effect of foreign currency translations	(19)

Balance, September 26, 2008	$9,267

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price, primarily related to the acquisitions of Tektronix and ChemTreat, Inc. There were no dispositions of businesses with related goodwill during the nine months ended September 26, 2008. The carrying value of goodwill at September 26, 2008, for the Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components segments is $3,797 million, $3,288 million, $1,988 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment which may affect the carrying value of goodwill. The Company’s annual impairment test was performed in the fourth quarter of 2007 and no impairment was identified.

NOTE 7. FINANCING TRANSACTIONS

The components of the Company’s debt as of September 26, 2008 and December 31, 2007 were as follows ($ in millions):

	September 26, 2008	December 31, 2007
Euro-denominated commercial paper	$102	$240
U.S. dollar-denominated commercial paper	339	1,311
6.1% notes due October 15, 2008	250	250
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	731	729
5.625% notes due 2018	500	500
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	615	606
Other borrowings	170	90

Total	2,707	3,726
Less—currently payable	316	330

Long-term debt	$2,391	$3,396

For a full description of the Company’s debt financing, please refer to Note 8 of the Company’s 2007 Annual Report on Form 10-K.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. Dollar and Euro commercial paper. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the credit facilities described below provide credit support for the program, the $1.95 billion of availability under the credit facilities has the practical effect of reducing from $4.0 billion to $1.95 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are used for general corporate purposes, including financing acquisitions. As of September 26, 2008, the amounts outstanding under the U.S. Dollar-denominated commercial program had a weighted average annual interest rate of 2.2% and a weighted average maturity of 13 days and the amounts outstanding under the Euro-denominated commercial paper program had a weighted average annual interest rate of 4.8% and a weighted average maturity of 3 days.

Credit support for part of the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on Bank of America’s prime rate, or on the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility.

In addition, in connection with the financing of the Tektronix acquisition in November 2007, the Company entered into a $1.9 billion unsecured revolving bridge loan facility (the “Bridge Facility”) which expires on November 11, 2008. In December 2007, the amount of the Bridge Facility was reduced by $0.9 billion, and during 2008, it was reduced by a further $0.5 billion. As of September 26, 2008, the amount of the Bridge Facility was $0.5 billion. The Bridge Facility provides additional credit support for the commercial paper program and can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, either (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on the prime rate as published in the Wall Street Journal, or on the Federal funds rate plus 50 basis points. The Bridge Facility is required to be prepaid with the net cash proceeds of certain equity or debt issuances by the Company or any of its subsidiaries.

There were no outstanding borrowings under either the Credit Facility or the Bridge Facility during the nine months ended September 26, 2008. The Company intends to let the Bridge Facility expire in accordance with its terms on November 11, 2008, which will have the practical effect of reducing to $1.45 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program.

The Company has classified the borrowings under the commercial paper programs at September 26, 2008 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As of December 31, 2007, $1.5 billion of the commercial paper borrowings were classified as long-term borrowings and approximately $50 million were classified as short-term borrowings.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”) and the 5.625% Senior Notes due 2018 (the “2018 Notes”), if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Company’s two outstanding credit facilities each require the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. None of these covenants are considered restrictive to the Company’s operations and as of September 26, 2008, the Company was in compliance with all of its debt covenants.

The Company also has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended September 26, 2008 ($ in thousands):

Balance, December 31, 2007	$110,700
Accruals for warranties issued during the period	70,461
Settlements made	(74,982)
Additions due to acquisitions	1,161

Balance, September 26, 2008	$107,340

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and during the first half of 2007 an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and recorded a pre-tax gain of $12 million ($7.8 million after-tax, or $0.02 per diluted share) in the second quarter of 2007 which is included in “Other (income) expense” in the accompanying Statement of Earnings for the nine months ended September 29, 2007.

The Company and its subsidiaries are currently undergoing an unclaimed property audit by the State of Delaware. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

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

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plans and for the Company’s other post-retirement employee benefit plans for the three and nine months ended September 26, 2008 and September 28, 2007, respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$1.5	$0.7	$3.7	$3.4
Interest cost	17.8	10.5	8.2	5.8
Expected return on plan assets	(22.1)	(10.4)	(6.1)	(4.5)
Amortization of prior service credits	—	—	(0.1)	(0.1)
Amortization of loss / (gain)	0.6	3.7	(0.1)	0.4
Other	—	—	(0.2)	0.1

Net periodic cost / (benefit)	$(2.2)	$4.5	$5.4	$5.1

	Nine Months Ended
	US		Non-US
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$5.7	$1.7	$11.2	$10.1
Interest cost	55.0	29.9	25.0	17.3
Expected return on plan assets	(67.3)	(32.2)	(18.7)	(13.4)
Amortization of prior service credits	—	—	(0.3)	(0.2)
Amortization of loss / (gain)	3.4	10.3	(0.3)	1.1
Other	—	—	(0.2)	0.1

Net periodic cost / (benefit)	$(3.2)	$9.7	$16.7	$15.0

Other Post-Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	1.7	1.6	5.5	4.4
Amortization of prior service credits	(1.8)	(1.8)	(5.4)	(5.0)
Amortization of loss	0.6	1.0	2.2	2.6

Net periodic cost	$0.8	$1.0	$3.2	$2.8

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2007 Annual Report on Form 10-K that it anticipated no statutory funding requirements for the U.S. defined benefit plans in 2008. As of September 26, 2008, no contributions have been made to the U.S. plan and there are no anticipated statutory funding requirements for the remainder of 2008. The Company’s contributions to non-U.S. pension plans are estimated to be approximately $29 million for 2008.

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

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 26, 2008:
Basic EPS	$371,992	319,887	$1.16
Adjustment for interest on convertible debentures	2,591	—
Incremental shares from assumed exercise of dilutive options	—	5,476
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$374,583	337,334	$1.11

For the Three Months Ended September 28, 2007:
Basic EPS	$334,501	310,324	$1.08
Adjustment for interest on convertible debentures	2,548	—
Incremental shares from assumed exercise of dilutive options	—	5,777
Incremental shares from assumed conversion of the convertible debentures	—	12,035

Diluted EPS	$337,049	328,136	$1.03

For the Nine Months Ended September 26, 2008:
Basic EPS	$1,011,945	319,307	$3.17
Adjustment for interest on convertible debentures	7,730	—
Incremental shares from assumed exercise of dilutive options	—	5,341
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$1,019,675	336,619	$3.03

For the Nine Months Ended September 28, 2007:
Basic EPS	$893,773	309,821	$2.88
Adjustment for interest on convertible debentures	7,475	—
Incremental shares from assumed exercise of dilutive options	—	6,084
Incremental shares from assumed conversion of the convertible debentures	—	12,036

Diluted EPS	$901,248	327,941	$2.75

NOTE 11. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2007 Annual Report. There has been no material change in total assets or liabilities by segment except for the effect of the 2008 acquisitions (see Note 2). Segment results for the three and nine months ended September 26, 2008 and September 28, 2007 are shown below ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales:
Professional Instrumentation	$1,213,676	$880,003	$3,616,815	$2,440,401
Medical Technologies	835,009	741,183	2,433,206	2,131,675
Industrial Technologies	819,819	773,178	2,487,519	2,340,942
Tool and Components	339,677	336,787	983,410	971,722

	$3,208,181	$2,731,151	$9,520,950	$7,884,740

Operating Profit:
Professional Instrumentation	$244,100	$200,122	$685,294	$534,275
Medical Technologies	102,880	96,405	280,339	260,367
Industrial Technologies	149,039	131,150	415,543	400,431
Tool and Components	47,628	53,391	127,330	132,423
Other	(21,507)	(18,134)	(62,680)	(51,557)

	$522,140	$462,934	$1,445,826	$1,275,939

NOTE 12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and our Consolidated Condensed Financial Statements and related Notes as of September 26, 2008.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, written statements or other documents filed with or furnished by us to the SEC, in our press releases or in our communications and discussions through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit, profit margins, expenses and cost-reduction activities, our effective tax rate, tax provision and changes to our tax provision, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; plans, strategies and objectives of management for future operations, including statements relating to anticipated operating performance, new product and service developments, potential acquisitions and synergies, our stock repurchase program, executive compensation and purchase commitments; growth and other trends in markets we sell into; future economic conditions or performance; the impact of adopting new accounting pronouncements; the outcome of outstanding claims, legal proceedings or other contingent liabilities; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

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

•

Our acquisition of businesses could negatively impact our profitability and return on invested capital. Conversely, any inability to consummate acquisitions at our prior rate could negatively impact our growth rate. In addition, SFAS No. 141R, which revises the accounting rules for business combinations, will be effective for fiscal years beginning after December 15, 2008 and could have a material impact on the Company’s profitability and results of operations.

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

•

Our operations expose us to the risk of environmental liabilities, compliance costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

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

•

Our indebtedness may limit our use of our cash flow. In addition, further deterioration of the credit markets could adversely impact our ability to access the commercial paper market and other sources of financing.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast or oral discussion in which they are made. The Company does not assume any obligation, and does not intend, to update any forward-looking statement. See Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007, for a further discussion regarding some of the reasons that actual results may differ materially from the results contemplated by our forward-looking statements.

OVERVIEW

General

Danaher strives to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for its products and services;

•	upper quartile financial performance compared to Danaher’s peer companies; and

•	upper quartile cash flow generation from operations compared to Danaher’s peer companies.

To accomplish these goals, the Company uses a set of tools and processes, known as the Danaher Business System (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. Within the DBS framework, the Company also pursues a number of ongoing strategic initiatives intended to improve operational performance, including global sourcing of materials and services and innovative product development. The Company also acquires businesses that it believes can help it achieve the objectives described above, and believes that many acquisition opportunities remain available within its target markets. Certain of the Company’s business acquisitions strategically fit with existing operations, while others are of such a nature and size as to establish a new strategic line of business. The extent to which appropriate acquisitions are made and effectively integrated can affect the Company’s overall growth and operating results. The Company also continually assesses the strategic fit of its existing businesses and may divest businesses that are deemed not to fit with the Company’s strategic plan or are not achieving the desired return on investment.

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

Business Performance

While differences exist among the Company’s businesses, the Company continued to experience overall growth during the three and nine months ended September 26, 2008 as compared to the comparable periods of the prior year, but at a slower rate than in 2007. Year-over-year growth rates for the third quarter of 2008 reflect strength in the Company’s environmental, medical technologies and motion businesses. Partially offsetting the strength in those businesses was continued weak North American demand in certain of the Company’s industrial businesses, primarily the integrated scanning system and network test businesses, as well as in the Company’s consumer oriented businesses.

Although recent distress in the financial markets has not had a significant impact on the Company’s financial position, results of operations or liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely affect the Company’s access to the commercial paper markets, the Company would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. Please refer to the “Liquidity and Capital Resources” section for additional discussion.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including slowing growth rates or contraction in certain major geographies, access to funding in the global capital markets, trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia and recent increases in raw material costs. The Company regularly evaluates market needs and conditions with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. Consistent with this approach, during the remainder of 2008, the Company anticipates accelerating restructuring activities, including voluntary and involuntary separation programs as well as certain facility rationalizations, to better position the Company’s businesses in light of the uncertain economic environment. Management currently anticipates incurring costs of approximately $75 million in connection with these activities during the fourth quarter of 2008. The restructuring charges that the Company expects to incur in the fourth quarter of 2008 are expected to have a favorable impact on operating profit margins in 2009.

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

The impact of currency rate changes increased reported sales by approximately 2.5% and 4.0% during the three and nine month periods ended September 26, 2008, respectively, as compared to the comparable periods of 2007. Given the lower overall profit margins in the Company’s European businesses, currency rate changes lowered both periods’ year-over-year comparisons of reported operating profit margins.

Assuming exchange rates as of September 26, 2008 remain unchanged for the balance of 2008, the impact of currency translation would account for 3.0% revenue growth for 2008 as compared to 2007. Since September 26, 2008, the U.S. dollar has strengthened against many major currencies including the Euro. This strengthening of the U.S. dollar against other major currencies will adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations on an overall basis but would erode operating profit margins.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended September 26, 2008 increased 17.5% over the comparable period of 2007. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses only starting from and after the first anniversary of the acquisition, and exclude currency effect) contributed 4.0% growth. Acquisitions accounted for 11.0% growth. The impact of currency translation on sales increased reported sales by 2.5% as the U.S. dollar was weaker against other major currencies in the three months ended September 26, 2008 compared to the comparable period of 2007.

For the nine months ended September 26, 2008, consolidated sales increased 20.5% over the comparable period in 2007. Sales from existing businesses contributed 4.0% growth. Acquisitions accounted for 12.5% growth and currency translation contributed 4.0% growth.

The growth in sales from acquisitions in the three and nine months ended September 26, 2008 is primarily related to acquisitions in the Company’s Professional Instrumentation segment. The Company acquired twelve businesses during year ended December 31, 2007 and an additional eleven businesses through the nine months ended September 26, 2008. The acquisition of Tektronix in November 2007 contributed the majority of the three month period year-over-year acquisition related revenue growth, while the combination of the Tektronix and ChemTreat acquisitions contributed the majority of the nine month period year-over-year acquisition related revenue growth.

Operating profit margins from continuing operations were 16.3% in the three months ended September 26, 2008 compared to 17.0% in the comparable period of 2007. Operating profit margins for the quarter were adversely impacted by $13 million ($10 million or $0.03 per diluted share, net of tax) as a result of the acquired inventory and acquired deferred revenue fair value charges recorded during the period related to the acquisition of Tektronix. These charges adversely impacted operating profit margins by 40 basis points. The same type of charges related to the Tektronix acquisition are expected to adversely impact the Company’s operating profit margins through the balance of 2008, but at lower levels than experienced in the first nine months of 2008. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins by 25 basis points during the period.

Operating profit margins from continuing operations were 15.2% for nine months ended September 26, 2008 compared to 16.2% in the comparable period of 2007. Operating profit margins for the nine month period were adversely impacted by $53 million ($39 million or $0.12 per diluted share, net of tax) as a result of the acquired inventory and acquired deferred revenue fair value charges recorded during the period related to the acquisition of Tektronix. These charges adversely impacted operating profit margins by 55 basis points. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins by 25 basis points during the period. A gain recorded in the 2007 second quarter from the collection of indemnification proceeds related to a lawsuit adversely affected year-over-year comparisons of operating profit margins by 15 basis points.

The following table summarizes sales by business segment for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Professional Instrumentation	$1,213,676	$880,003	$3,616,815	$2,440,401
Medical Technologies	835,009	741,183	2,433,206	2,131,675
Industrial Technologies	819,819	773,178	2,487,519	2,340,942
Tools and Components	339,677	336,787	983,410	971,722

Total	$3,208,181	$2,731,151	$9,520,950	$7,884,740

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used in connection with the performance of their work. The Professional Instrumentation segment encompasses two strategic businesses: test and measurement and environmental. The test and measurement businesses produce and sell bench top and compact professional electronic test tools and calibration equipment. The environmental businesses produce and sell water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$1,213,676	$880,003	$3,616,815	$2,440,401
Operating profit	244,100	200,122	685,294	534,275
Depreciation and amortization	32,960	14,853	97,778	40,562
Operating profit as a % of sales	20.1%	22.7%	19.0%	21.9%
Depreciation and amortization as a % of sales	2.7%	1.7%	2.7%	1.7%

Components of Sales Growth	Three Months Ended September 26, 2008 vs. Comparable 2007 Period	Nine Months Ended September 26, 2008 vs. Comparable 2007 Period
Existing Businesses	4.5%	4.5%
Acquisitions	30.5%	39.0%
Impact of currency translation	3.0%	4.5%

Total	38.0%	48.0%

Segment Overview

Sales from existing businesses increased in both of the segment’s strategic lines of business. Price increases accounted for approximately 2.5% sales growth on a year-over-year basis for the three months ended September 26, 2008 and 2.0% sales growth for the nine month period then ended which is reflected in sales from existing businesses.

The dilutive effect of operating profit margins in recently acquired businesses adversely impacted operating profit margins in the Professional Instrumentation segment by 130 basis points and 180 basis points in the three and nine months ended September 26, 2008, respectively, compared to the comparable periods of 2007. Acquired inventory and acquired deferred revenue fair value charges recorded in connection with the November 2007 acquisition of Tektronix also adversely impacted operating profit margins. The effect of these charges on the three months ended September 26, 2008 was 105 basis points and the impact on the nine months then ended was 145 basis points. The same type of charges related to the Tektronix acquisition are expected to adversely impact the segment’s operating profit margins through the balance of 2008, but at lower levels than experienced in the first nine months of 2008. Year-over-year operating margin comparisons for the three months ended September 26, 2008 were also adversely impacted by increased sales force investments in emerging markets for the water quality business and lower overall sales volumes in the segment’s high margin network test business.

Depreciation and amortization as a percentage of sales increased in the three and nine months ended September 26, 2008 as compared to the prior year comparable periods primarily as a result of the increase in amortization expense associated with the intangible assets acquired in connection with the Tektronix acquisition.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the segment’s environmental businesses, representing 53% of segment sales for the three months ended September 26, 2008, increased 9.5% in the third quarter of 2008 compared to the comparable period of 2007. Sales from existing businesses accounted for 6.0% growth, acquisitions accounted for 0.5% growth and currency translation accounted for 3.0% growth.

For the nine months ended September 26, 2008, sales from the segment’s environmental businesses increased 18.5% compared to the same period of 2007. Sales from existing businesses accounted for 6.5% growth, acquisitions accounted for 8.0% growth and currency translation accounted for 4.0% growth.

The segment’s water quality businesses experienced mid-single digit revenue growth from existing businesses for the three months ended September 26, 2008 and high-single digit revenue growth for the nine month period then ended compared to the comparable periods of 2007. This growth was primarily a result of continued strong laboratory product sales, reflecting in part the results of increased sales force investments and penetration into emerging markets. Growth in sales was experienced in all major geographic regions with particular strength in Asia where sales increased at a double digit rate in both the three and nine month periods reflecting the businesses’ continued focus on growing markets in developing countries. Also contributing to the overall growth in the three month period was the businesses’ commercial water treatment product line which experienced low-double digit sales growth.

The retail petroleum equipment business experienced a high-single digit growth rate for the three months ended September 26, 2008 and a mid-single digit growth rate for the nine month period then ended compared to the comparable periods of 2007. This growth was primarily driven by strong sales of payment and point of sale retail solution product offerings offset by a decline in dispensing equipment sales primarily in North America and Europe. Increase in demand for the business’ vapor recovery products in North America also contributed to the year-year over year sales growth.

Test & Measurement. The segment’s test & measurement businesses’ sales, representing 47% of segment sales in the third quarter of 2008, increased 94% during the three months ended September 26, 2008 over the comparable 2007 period. Sales from existing businesses accounted for 1.5% growth, acquisitions accounted for 89.5% growth and currency translation accounted for 3.0% growth.

Sales from the test and measurement businesses for the nine months ended September 26, 2008 grew 99.5% compared to the same period in 2007. Sales from existing businesses accounted for 1.5% growth, acquisitions accounted for 93.5% growth and currency translation accounted for 4.5% growth.

Sales growth from existing businesses during both the three and nine month periods was driven by continued strong demand for the business’ thermography and precision measurement products. China and the Eastern European markets were strong contributors to the growth with more modest contributions from Western Europe and North America. Largely offsetting this growth was a decline in sales in the network test business in the three and nine month periods of 2008. The network test business’ performance, primarily in North America, was adversely impacted by certain large telecommunications orders in 2007 that did not repeat in 2008 and generally lower demand for the businesses’ enterprise network performance management product offerings.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer medical, research and dental professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the acute care diagnostic, life science instrumentation and dental businesses.

Medical Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$835,009	$741,183	$2,433,206	$2,131,675
Operating profit	102,880	96,405	280,339	260,367
Depreciation and amortization	31,361	28,803	93,520	87,048
Operating profit as a % of sales	12.3%	13.0%	11.5%	12.2%
Depreciation and amortization as a % of sales	3.8%	3.9%	3.8%	4.1%

Components of Sales Growth	Three Months Ended September 26, 2008 vs. Comparable 2007 Period	Nine Months Ended September 26, 2008 vs. Comparable 2007 Period
Existing Businesses	5.5%	6.0%
Acquisitions	3.0%	1.5%
Impact of currency translation	4.0%	6.5%

Total	12.5%	14.0%

Segment Overview

Price increases accounted for approximately 1.5% and 1.0% of sales growth on a year-over-year basis in the three and nine month periods ended September 26, 2008, respectively, which is reflected in sales from existing businesses.

The dilutive effect of lower operating margins of recently acquired businesses adversely impacted operating profit margins in the Medical Technologies segment by 35 basis points and 30 basis points for the three and nine months ended September 26, 2008, respectively. A decline in demand of certain products in the dental technologies business; increased sales force investment and research and development costs within the life sciences business; and increased product introduction costs in the acute care diagnostics business primarily incurred during the first quarter and impacting nine month period operating margins also adversely impacted operating margin profit comparisons. In addition, foreign currency changes on a year-over-year basis adversely impacted operating profit margin comparisons as the segment has a high percentage of its cost base in Europe.

Overview of Businesses within Medical Technologies Segment

The segment’s acute care diagnostics business experienced mid-single digit growth in both the three and nine months ended September 26, 2008 compared to the comparable periods of 2007. Continued strong aftermarket consumables sales for its increasing installed base of acute care diagnostic instrumentation was the primary driver of the year-over-year growth during both periods. All major geographic regions experienced growth in both the three and nine month periods while particularly robust sales in China resulted in a growth rate in excess of 50% for both the three and nine months ended September 26, 2008.

The segment’s life science instrumentation business experienced a high-single digit growth rate in the three months ended September 26, 2008 and a low-double digit growth rate for the nine months then ended when compared to the comparable periods of 2007. Continued strong sales of the business’ pathology diagnostics instrumentation and consumables offerings as well as compound microscopy product offerings during both periods drove the majority of this growth. All major geographic regions experienced growth in both the three and nine month periods.

The segment’s dental businesses experienced a mid-single digit growth rate in both the three and nine month periods ended September 26, 2008, as compared to the comparable period of 2007. The dental technologies businesses’ low-single digit and mid-single digit sales growth rate for the three and nine month periods, respectively, was largely driven by demand for imaging equipment partially offset by a decline in sales of instruments and, to a lesser extent, treatment units, in both the North American and European markets. Mid-single digit sales growth in both the three and nine month period for the dental consumables’ businesses was primarily due to strong sales of general dentistry consumables and increased demand for endodontic and infection control products, offset by lower demand in the orthodontia product line.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic businesses, product identification and motion, and two focused niche businesses, aerospace and defense, and sensors & controls. The product identification businesses produce and sell product identification equipment and consumables. The motion businesses produce and sell precision motion products and sub-systems such as motors and control equipment. The focused niche businesses produce and sell instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time; instruments, controls and systems used by the electric utility industry; and aerospace and defense equipment. In the third quarter of 2007, the Company disposed of the power quality businesses that were part of this segment and all current and prior year period results of the segment have been adjusted to exclude the results of these discontinued operations.

Industrial Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$819,819	$773,178	$2,487,519	$2,340,942
Operating profit	149,039	131,150	415,543	400,431
Depreciation and amortization	15,074	15,030	47,695	46,147
Operating profit as a % of sales	18.2%	17.0%	16.7%	17.1%
Depreciation and amortization as a % of sales	1.8%	1.9%	1.9%	2.0%

Components of Sales Growth	Three Months Ended September 26, 2008 vs. Comparable 2007 Period	Nine Months Ended September 26, 2008 vs. Comparable 2007 Period
Existing Businesses	3.5%	2.0%
Acquisitions	—	—
Impact of currency translation	2.5%	4.0%

Total	6.0%	6.0%

Segment Overview

Price increases accounted for 2.5% sales growth on a year-over-year basis for the three months ended September 26, 2008 and 2.0% sales growth for the nine month period then ended which is reflected in sales from existing businesses.

Operating profit margins improved in the three months ended September 26, 2008 in the Industrial Technologies segment as a result of increased sales volume and reduced overall production costs on a year-over-year basis due to restructuring activities implemented in the first half of 2008 to better position the segment’s businesses, increased sales volume and continued price increases within the businesses to offset commodity and other cost increases. For the nine months ended September 26, 2008, gains recorded in the comparable prior year period due to the collection of indemnification proceeds related to a lawsuit and from the sale of real estate adversely impacted year-over-year operating profit margin comparisons by 60 basis points. Operating profit margin improvements during the first nine months of 2008 partially offset these adverse impacts.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales from the segment’s motion businesses, representing approximately 33% of segment sales in the three months ended September 26, 2008, increased approximately 8.0% in the third quarter of 2008 over the comparable 2007 period. Sales from existing businesses accounted for 5.0% growth and currency translation accounted for 3.0% growth.

For the nine months ended September 26, 2008, sales from the segment’s motion businesses increased 6.5% compared to the comparable period of 2007. Sales from existing businesses accounted for 1.0% growth, while currency translation accounted for 5.5% growth.

Sales growth from the segment’s motion businesses during the three and nine months ended September 26, 2008 was primarily a result of strong sales in aerospace and defense markets, elevator application end markets, and flat panel display applications. The three month period also benefited from an increase in sales to medical equipment end markets. Partially offsetting the growth in both periods was weakness in demand in the US and Europe for the business’ standard motors and drives product offerings.

Product Identification. Sales from the segment’s product identification businesses, representing approximately 27% of segment sales for the three months ended September 26, 2008, were essentially flat compared to the comparable period of 2007. Sales from existing businesses declined 3.0%, while acquisitions accounted for 0.5% growth and currency translation accounted for 2.5% growth.

For the nine months ended September 26, 2008, sales from the segment’s product identification business increased 3.0% compared to the comparable period of 2007. Sales from existing businesses declined 1.5%, while acquisitions accounted for 0.5% growth and currency translation accounted for 4.0% growth.

Increased sales of both consumables and services associated with the installed base of marking and coding equipment was experienced in the product identification businesses during both the three and nine month periods partially offsetting a decline in equipment sales due to weak demand, primarily in North America and Europe. In addition, significant overall sales declines were experienced in the integrated scanning system product line due to lower capital expenditures by the United States Postal Service and the timing of completion of various large projects for other large parcel post and retail customers.

Focused Niche Businesses. The segment’s existing niche businesses experienced a mid-single digit growth rate in the three and nine month period ended September 26, 2008. Growth in both periods was primarily driven by high-single digit sales growth in the segment’s aerospace and defense businesses. In addition, the segment’s sensors and controls businesses grew at a mid-single and low-single digit rate during the three and nine month periods.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$339,677	$336,787	$983,410	$971,722
Operating profit	47,628	53,391	127,330	132,423
Depreciation and amortization	5,130	4,981	16,063	15,742
Operating profit as a % of sales	14.0%	15.9%	13.0%	13.6%
Depreciation and amortization as a % of sales	1.5%	1.5%	1.6%	1.6%

Components of Sales Growth	Three Months Ended September 26, 2008 vs. Comparable 2007 Period	Nine Months Ended September 26, 2008 vs. Comparable 2007 Period
Existing Businesses	0.5%	0.5%
Acquisition	—	—
Impact of currency translation	0.5%	0.5%

Total	1.0%	1.0%

Segment Overview

Price increases accounted for approximately 2.0% sales growth on a year-over-year basis for both the three and nine months ended September 26, 2008.

During the three month period, increased commodity costs, promotional activity in the mobile tool business and lower overall sales volumes in the segment’s niche businesses were the primary reason for the year-over-year decline in operating profit. During the nine month period, lower overall sales volumes in the mechanics’ hand tools business were the primary reason for the year-over-year decline in operating profit. Commodity prices have generally declined from the price levels reached early in the third quarter of 2008.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales represented approximately 70% of segment sales in the three months ended September 26, 2008. Sales from existing businesses increased 1.0% for the three months ended September 26, 2008 and declined 2.5% for the nine month period then ended as compared to the comparable periods in 2007. Foreign currency translation positively impacted sales growth by 0.5% in both periods as compared to the prior year. The third quarter sales increase is primarily attributable to initial stocking orders for a new customer. Largely offsetting this increase was continued soft demand in both the retail and mobile hand tools end markets.

The segment’s niche businesses experienced a modest sales decline for the three months ended September 26, 2008 and a mid-single digit growth rate for the nine months then ended compared to the comparable periods of 2007. Higher customer demand in the segment’s engine retarder business in both the three and nine month periods, which rebounded from the impact of regulatory changes that reduced 2007 sales, were offset by lower demand in the segment’s other niche businesses during the three month period.

GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$3,208,181	$2,731,151	$9,520,950	$7,884,740
Cost of sales	1,697,611	1,481,940	5,032,365	4,294,375

Gross profit	1,510,570	1,249,211	4,488,585	3,590,365
Gross profit margin	47.1%	45.7%	47.1%	45.5%

The increase in gross profit margin in the three and nine months ended September 26, 2008 compared to the comparable periods of 2007 resulted from higher gross profit margins in recently acquired businesses, leverage on increased sales volume in certain of our higher margin businesses, the on-going cost improvements in existing businesses driven by our DBS processes and low-cost region initiatives and other cost reductions throughout the businesses. The impact of higher commodity costs prevalent through the nine months ended September 26, 2008 on gross margins were partially mitigated by price increases implemented throughout the Company. The increases in gross profit margin were also partially offset by the acquired inventory and acquired deferred revenue fair value charges recorded in the three and nine months ended September 26, 2008 in connection with the November 2007 acquisition of Tektronix as well as overall higher commodity and freight costs experienced throughout the businesses.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$3,208,181	$2,731,151	$9,520,950	$7,884,740
Selling, general and administrative expenses	806,424	655,116	2,484,783	1,943,919
Research and development expenses	182,006	131,161	557,976	384,842
SG&A as a % of sales	25.1%	24.0%	26.1%	24.7%
R&D as % of sales	5.7%	4.8%	5.9%	4.9%

The year-over-year increases for the three and nine months ended September 26, 2008 in selling, general and administrative expenses are primarily due to increases associated with recently acquired businesses and their higher relative operating expense structures. In addition, spending to fund growth opportunities throughout the Company, particularly in emerging markets, contributed to the growth as a percentage of sales. Costs associated with restructuring activities to better position the Company for the current economic environment also contributed to the increase. These increases were partially offset by operating leverage from higher sales in certain of the Company’s businesses.

Research and development expenses as a percentage of sales were approximately 90 basis points and 100 basis points higher in the three and nine months ended September 26, 2008, respectively, as compared to the comparable 2007 periods. The relatively higher research and development cost structures of recently acquired businesses, primarily Tektronix, and higher investment in research and development in the Medical Technologies segment were the primary drivers of these year-over-year increases.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $30 million in the three months ended September 26, 2008 was $4 million higher than interest expense in the comparable 2007 period. Interest expense of $105 million in the nine months ended September 26, 2008 was $28 million higher than interest expense in the corresponding 2007 period. The increase in interest expense in 2008 is primarily due to higher debt levels during the period, principally as a result of borrowings incurred to fund the acquisition of Tektronix in November 2007.

Interest income of $1 million and $6 million was recognized in the three and nine months ended September 26, 2008, respectively, which represents a marginal increase in interest income from the comparable periods of 2007 due to higher average invested cash balances during those periods.

INCOME TAXES

General

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below), the implementation of tax planning strategies and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for the first nine months of 2008 differs from the United States federal statutory rate of 35% primarily as a result of the lower effective tax rates that apply to certain earnings from operations outside of the United States. No provision for United States income taxes has been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2007, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was $5.4 billion.

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

Year-Over-Year Changes in Effective Tax Rate

The effective tax rate for continuing operations was 24.9% in the nine month period ended September 26, 2008, as compared to 25.6% in the nine month period ended September 28, 2007. The effective tax rate for the nine months ended September 26, 2008 includes the impact of approximately $8 million related to gains from the net reduction of reserves associated with uncertain tax positions and discrete items recorded primarily during the second quarter, the effect of which reduced the expected effective annual tax rate for 2008 by 60 basis points. The Company expects the effective tax rate for the fourth quarter 2008 to be approximately 24% reflecting a full year benefit from research and experimentation credits which were reinstated with the enactment of the Emergency Economic Stabilization Act of 2008 in the fourth quarter.

The effective tax rate for the nine months ended September 28, 2007 includes the impact of approximately $6 million related to gains from the net reduction of reserves associated with uncertain tax positions and discrete items recorded primarily during the third quarter 2007.

INFLATION

Market forces during the first nine months of 2008 have resulted in generally higher average costs for raw materials with many reaching historic price levels early in the third quarter. The prices for steel and petroleum still remain above 2007 averages despite recent declines. While prices for many non-ferrous metals, including copper, nickel and zinc have also declined recently, the higher costs in the early part of the third quarter increased the Company’s overall raw material costs. The Company is passing along certain of these costs increases to its customers.

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

The fair value of fixed-rate long-term debt is sensitive to changes in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 26, 2008, the fair value of the Company’s fixed-rate long-term debt, excluding the LYONs, would decrease by approximately $72 million. The LYONs have not been included in this calculation as the value of the convertible debt is primarily derived from the LYONs conversion feature. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial condition under current accounting principles. In January 2002, the Company entered into two interest rate swap agreements for the term of the $250 million aggregate principal amount of 6.1% notes due 2008 having an aggregate notional principal amount of $100 million whereby the effective interest rate on $100 million of these notes is the six month LIBOR rate plus approximately 0.425%. These swaps expired subsequent to September 26, 2008 in connection with the maturity and repayment of the related notes in October 2008. Other than the above noted swap arrangements, there were no material derivative financial instrument transactions during any of the periods presented. Additionally, the Company does not have significant commodity contracts or other derivatives.

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

Although recent distress in the financial markets has not had a significant impact on the Company’s financial position, results of operations or liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely affect the Company’s access to the commercial paper markets, the Company would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding.

Overview of Cash Flows and Liquidity

	Nine Months Ended
($ in thousands)	September 26, 2008	September 28, 2007
Operating cash flows from continuing operations	$1,349,673	$1,127,994
Operating cash flows from discontinued operations	—	(53,533)

Net cash flows from operating activities	1,349,673	1,074,461

Purchases of property, plant and equipment	(118,180)	(100,186)
Cash paid for acquisitions	(241,193)	(790,598)
Cash paid for investment in acquisition target and other marketable securities	—	(23,219)
Proceeds from sale of investment and divestitures	—	299,642
Other sources (uses)	49,420	14,118

Investing cash flows from continued operations	(309,953)	(600,243)
Investing cash flows from discontinued operations	—	(722)

Net cash used in investing activities	(309,953)	(600,965)

Proceeds from the issuance of common stock	72,193	165,266
Debt repayments, net of new borrowings	(1,034,888)	(610,457)
Purchase of treasury stock	—	(117,486)
Payment of dividends	(28,708)	(24,735)

Net cash used in financing activities	(991,403)	(587,412)

•

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $1.35 billion for the first nine months of 2008, an increase of $222 million, or approximately 20% as compared to the comparable period of 2007.

•	As of September 26, 2008, the Company held $287 million of cash and cash equivalents.

•	Debt repayments constituted the most significant use of cash in the first nine months of 2008. The Company repaid $1,035 million of debt, net of new borrowings during this period.

•

The Company acquired eleven businesses during the first nine months of 2008. Total consideration paid for these acquisitions during the nine months ended September 26, 2008 was $241 million in cash, including transaction costs and net of cash acquired and $8.5 million of debt assumed.

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, and the timing of payments for items such as income taxes, pension funding decisions and other items can significantly impact cash flows.

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was $1.35 billion for the first nine months of 2008, an increase of $222 million, or 20% as compared to the comparable period of 2007. Earnings growth from continuing operations contributed $118 million to the increase in operating cash flow in 2008 compared to the comparable period of 2007. Earnings for the first nine months of 2008 also include year-over-year increases in stock compensation, depreciation, amortization and acquisition related charges which do not require the use of cash. The increases in operating cash flow resulting from the increase in earnings and non-cash items were partially offset by the impact of operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable) which used approximately $58 million more cash for the first nine months of 2008 compared to the first nine months of 2007. Operating working capital increased due primarily to higher inventories to support higher sales volumes. In addition, the Company paid approximately $13 million more tax payments related to continuing operations and $20 million more interest payments during the first nine months of 2008 as compared to the same period in 2007.

In connection with its acquisitions, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. During the nine months ended September 26, 2008, the Company paid $45 million related to these restructuring activities, primarily related to the Tektronix acquisition. Please refer to Note 2 to the Notes to the Condensed Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $310 million in the first nine months of 2008 compared to approximately $601 million of net cash used in the comparable period of 2007. Gross capital spending of $118 million for the first nine months of 2008 increased $18 million from the first nine months of 2007, due primarily to capital spending relating to newly acquired businesses, increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2008, the Company expects capital spending to exceed $200 million, though actual expenditures will ultimately depend on business conditions.

The Company completed eleven business acquisitions during the first nine months of 2008 for total consideration of approximately $241 million in cash, including transaction costs and net of cash acquired and $8.5 million of debt assumed The companies acquired manufacture and/or supply products in the life sciences, dental technologies, product identification, environmental and test and measurement markets. These companies were acquired to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. The aggregate annual sales of these eleven acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $242 million.

In addition, the Company collected escrowed purchase price funds totaling $49 million in the first nine months of 2008 relating to the purchase of Tektronix. This amount is reflected as an investing activity in the accompanying Consolidated Condensed Statement of Cash Flows.

Financing Activities and Indebtedness

Financing cash flows consist primarily of proceeds from the issuance of commercial paper, common stock (including in connection with the exercise of employee stock options) and notes, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock (including shares withheld in connection with the vesting of employee restricted shares and restricted stock units) and payments of dividends to shareholders. Financing activities used cash of $991 million during the first nine months of 2008 compared to $587 million used during the first nine months of 2007. The increase in cash used in financing activities was primarily due to higher net repayments of commercial paper borrowings in the first nine months of 2008.

For a description of the Company’s outstanding debt as of September 26, 2008, please refer to Note 7 of the Condensed Consolidated Financial Statements.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. Dollar and Euro commercial paper. As of September 26, 2008, $441 million was outstanding under the Company’s global commercial paper program, including $339 million outstanding under the U.S. dollar commercial paper program with a weighted average annual interest rate of 2.2% and a weighted average maturity of 13 days and $102 million outstanding under the Euro-denominated commercial paper program (€70 million) with a weighted average annual interest rate of 4.8% and a weighted average maturity of 3 days. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the credit facilities could be higher than the cost of commercial paper borrowings.

Credit support for the commercial paper program is provided by the Company’s unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012, and $500 million unsecured revolving bridge loan facility (the “Bridge Facility”) which expires on November 11, 2008. There were no borrowings outstanding under either of the credit facilities during the first nine months of 2008. The Company intends to let the Bridge Facility expire in accordance with its terms on November 11, 2008, which will have the practical effect of reducing to $1.45 billion the maximum amount of commercial paper that the Company can issue under the commercial paper program.

The Company does not have any rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except as follows. Under each of the 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”) and the 5.625% Senior Notes due 2018 (the “2018 Notes”), if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. A downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and credit facilities, and could limit, or in the case of a significant downgrade, preclude the Company’s ability to issue commercial paper. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. In addition, the Company’s two outstanding credit facilities each require the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. None of these covenants are considered restrictive to the Company’s operations and as of September 26, 2008, the Company was in compliance with all of its debt covenants.

The Company also has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance.

Subsequent to September 26, 2008, the Company repaid the $250 million of outstanding 2008 Notes that matured in October 2008 with proceeds from commercial paper that the Company issued under the existing global commercial paper program.

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans and for other corporate purposes. There were no repurchases under this program in the nine month period ended September 26, 2008. At September 26, 2008, the Company had approximately 3.4 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Aggregate cash payments for dividends during the first nine months of 2008 were $29 million. During the third quarter, the Company also declared a regular quarterly dividend of $0.03 per share payable on October 31, 2008 to holders of record on September 26, 2008.

As of September 26, 2008, the Company held $287 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or credit facilities or access the capital markets as needed for liquidity. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

Recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plan (the Plan), the effect of which has not been reflected in the accompanying consolidated condensed financial statements as of and for the nine months ended September 26, 2008 based on the provisions of SFAS No. 158 that require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of the Plan would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements.

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

Management believes there have been no significant changes during the three and nine month periods ended September 26, 2008 to the items that the Company disclosed as its critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors disclosed in Danaher’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the third quarter of 2008.

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

During the third quarter of 2008, holders of an aggregate of 329 Liquid Yield Option Notes (LYONs) converted the LYONs into an aggregate of 4,776 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 5.	OTHER INFORMATION

On October 14, 2008, Danaher’s Board of Directors committed to a plan to implement cost reductions in the Company’s businesses. The plan, which is expected to be substantially completed by December 31, 2008, is the result of management’s regular review of the Company’s cost structure and is intended to better position the Company’s businesses in light of the uncertain economic environment. These actions will result in pre-tax charges of approximately $75 million, all of which are expected to be incurred in the fourth quarter of 2008.

The plan charges include employee-related costs of approximately $65 million, asset write-offs of approximately $5 million and other miscellaneous cost of approximately $5 million. Cash expenditures for these restructuring activities are expected to be approximately $70 million.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	First Amendment to Credit Agreement, dated as of November 13, 2007, among Danaher Corporation, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Lead Arranger and Book Manager, UBS Securities LLC, as Senior Managing Agent, and the lenders referred to therein.

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007
(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 15, 2008	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 15, 2008	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer