Form 10-K
period 2008-12-31
DANAHER CORP /DE/
filed 2009-02-25
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐            No  ☒

As of February 12, 2009, the number of shares of Registrant’s common stock outstanding was 318,701,106. The aggregate market value of common shares held by non-affiliates of the Registrant on June 27, 2008 was $19.3 billion, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 104

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2009 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2009 Proxy Statement specifically incorporated herein by reference, the 2009 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report, written statements or other documents filed with or furnished by us to the SEC, in our press releases or in our communications and discussions through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit, profit margins, expenses and cost-reduction activities, our effective tax rate, our tax provision and changes to our tax provision, tax audits, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; plans, strategies and objectives of management for future operations, including statements relating to anticipated operating performance, new product and service developments, purchase commitments, potential acquisitions and synergies, potential public offerings of securities, our stock repurchase program and executive compensation; growth and other trends in markets we sell into; future economic conditions or performance; the impact of adopting new accounting pronouncements; the outcome of outstanding claims, legal proceedings or other contingent liabilities; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher Corporation (“Danaher,” “we,” “us,” “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Forward-looking statements speak only as of the date of the report, statement, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update any forward-looking statement.

PART I

ITEM 1.	BUSINESS

General

We derive our sales from the design, manufacture and marketing of professional, medical, industrial, commercial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions. Our business consists of four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies, and Tools & Components.

We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for our products and services;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.

To accomplish these goals, we use a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives intended to improve our performance, including initiatives relating to manufacturing improvement, idea generation, product development and commercialization and global sourcing of materials and services. To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. We believe that many acquisition opportunities remain available within our target markets. The extent to which appropriate acquisitions are made and effectively integrated can affect our overall growth and operating results. We also continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.

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

Operating Segments

The table below describes the percentage of our total annual revenues attributable to each of our four segments over each of the last three fiscal years:

	For the Years Ended December 31
Segment	2008	2007	2006

Professional Instrumentation	38%	32%	31%
Medical Technologies	26%	27%	23%
Industrial Technologies	26%	29%	32%
Tools & Components	10%	12%	14%

Sales in 2008 by geographic destination were: North America, 50% (including 47% in the U.S.); Europe, 31%; Asia/Australia, 14%; and other regions, 5%. For additional information regarding our segments and sales by geography, please refer to Note 17 in the Consolidated Financial Statements included in this Annual Report.

PROFESSIONAL INSTRUMENTATION

Businesses in our Professional Instrumentation segment offer professional and technical customers various products and services that are used to enable or enhance the performance of their work. The Professional Instrumentation segment encompasses two strategic lines of business: environmental and test and measurement. Sales for this segment in 2008 by geographic destination were: North America, 46%; Europe, 29%; Asia/Australia, 19%; and other regions, 6%.

Environmental. The environmental businesses serve two main markets: water quality and retail/commercial petroleum. We entered the water quality sector in 1996 through the acquisition of American Sigma and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Dr. Lange in 1998, Hach Company in 1999, Viridor Instrumentation in 2002, Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. Today, we are a worldwide leader in the water quality sector. Our water quality operations design, manufacture and market:

•

a wide range of analytical instruments, related consumables, and associated services that detect and measure chemical, physical, and microbiological parameters in drinking water, wastewater, groundwater, ocean bodies and ultrapure water;

•	ultraviolet disinfection systems; and

•

industrial water treatment solutions, including chemical treatment solutions and analytical services intended to address corrosion, scaling and biological growth problems in boiler, cooling water and industrial waste water applications.

Typical users of our analytical instruments, related consumables and associated services, and our ultraviolet disinfection systems, include professionals in municipal drinking water and wastewater treatment plants, industrial process water and wastewater treatment facilities, third-party testing laboratories and environmental field operations. Typical users of our industrial water treatment solutions include professionals in industrial plants in a wide range of industries. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering and the other factors described under “—Competition.” Our water quality business provides products under a variety of well-known brands, including HACH, HACH/LANGE, TROJAN TECHNOLOGIES, CHEMTREAT and SEA BIRD. Manufacturing facilities are located in North America, Europe, and Asia. Sales are made through our direct sales personnel, independent representatives, independent distributors and e-commerce.

We have participated in the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001, Gilbarco in 2002 and Autotank Ltd. in 2008. Today, we are a leading worldwide provider of products and services for the retail/commercial petroleum market. Through the Gilbarco Veeder-Root business, we design, manufacture, and market a wide range of retail/commercial petroleum products and services, including:

•	environmental monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and merchandising systems;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Customers in this industry choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographical coverage and the other factors described under “—Competition.” We market our retail/commercial petroleum products under a variety of brands, including GILBARCO, VEEDER-ROOT, RED JACKET and GILBARCO AUTOTANK. Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.

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

The Fluke businesses design, manufacture, and market a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. Products in this business are marketed under a variety of brands, including FLUKE, RAYTEK, FLUKE BIOMEDICAL and AMPROBE. Sales in the Fluke business are generally made through independent distributors as well as direct sales personnel.

The Fluke Networks business provides software and hardware products used for testing, monitoring and analyzing local and wide area (“enterprise”) networks and the fiber and copper infrastructure of those networks. Typical users of these products include computer network engineers and technicians. Products in this business are primarily marketed under the FLUKE NETWORKS brand. Sales in the Fluke Networks business are generally made through direct sales personnel as well as independent distributors.

The Tektronix Instruments business offers general purpose test products as well as a variety of video test, measurement and monitoring products. Tektronix’s general purpose products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers, are used to capture, display and analyze streams of electrical data. Typical users include research and development engineers who use these products to design, de-bug and manufacture electronic components, subassemblies and end-products in a wide variety of industries, including the communications, computer, consumer electronics, education, military/aerospace and semiconductor industries. Tektronix’s video test products include waveform monitors, video signal generators, compressed digital video test products and other test and measurement equipment used to help ensure delivery of the best possible video experience to the viewer. Typical users of these products include video equipment manufacturers, content developers and traditional television broadcasters. Products in this business are marketed under the TEKTRONIX and MAXTEK brands. Sales in the Tektronix Instruments business are generally made through direct sales personnel as well as independent distributors and resellers.

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

Test and measurement business manufacturing facilities are located in North America, Europe, and Asia. Our test and measurement businesses are leaders in their served market segments. The test and measurement industry continues to be competitive, both in the United States and abroad. We face competition from companies who compete with us in multiple product categories and from companies who compete with us in specialized areas of test and measurement. Competition in the Fluke businesses is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product and the other factors described under “—Competition.” Competition in the Tektronix businesses is also based on a number of factors, including product performance, technology and product availability as well as the other factors described under “—Competition.”

MEDICAL TECHNOLOGIES

Our Medical Technologies segment consists of businesses that offer research and clinical medical professionals various products and services that are used in connection with the performance of their work. Sales for this segment in 2008 by geographic destination were: Europe, 41%; North America, 39%; Asia/Australia, 15%; and other regions, 5%.

We entered the medical technologies line of business in 2004 through the acquisitions of Kaltenbach & Voigt GmbH & Co KG (KaVo), Gendex, and Radiometer A/S. We have subsequently added to the medical technologies business through various acquisitions, most notably the acquisitions of Leica Microsystems in 2005 and Sybron Dental Specialties and Vision Systems Limited in 2006. The medical technologies businesses serve four main markets: dental, acute care, pathology and life sciences research.

Dental. We are a leading worldwide provider of dental products. Through our dental products businesses we design, manufacture and market a variety of products used primarily in the dental field, including:

•	impression, bonding and restorative materials;

•	endodontic systems and related consumables;

•	infection control products;

•	orthodontic bracket systems and lab products;

•	implant systems;

•	air and electric handpieces;

•	treatment units; and

•	digital imaging and other visualization and magnification systems.

Typical users of these products include dentists, orthodontists, endodontists, oral surgeons, dental technicians, and other oral health professionals. Dental professionals choose dental products based on a number of factors, including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the KAVO, GENDEX, IMAGING SCIENCES INTERNATIONAL, PELTON & CRANE, MARUS, DEXIS, ORMCO, KERR, SYBRON ENDO, SYBRON IMPLANT SOLUTIONS, TOTAL CARE, ORASCOPTIC and PENTRON brands. Manufacturing facilities are located in Europe, North America and South America. Sales are generally made through independent distributors, with the exception of orthodontic, implants and endodontic products which are generally sold directly to the end user.

Acute Care. Our acute care diagnostics business was created in 2004 through the acquisition of Radiometer and has since been supplemented by additional acquisitions. Our acute care diagnostics business is a leading worldwide provider of blood gas and immunochemistry instruments and related consumables and services. Sold under the

RADIOMETER brand, these instruments are used to rapidly measure critical immunochemistry parameters including blood gases and diagnostic protein levels. Typical users of Radiometer products include hospital central laboratories, intensive care units, hospital operating rooms, and hospital emergency rooms. Customers in this industry select products based on a number of factors, including the accuracy and speed of the product, the scope of tests that can be performed, the product’s ability to enhance productivity and the other factors described under “—Competition.” Manufacturing facilities are located in Europe and North America, and sales are made primarily through our direct sales personnel and through distributors in some countries.

Pathology Diagnostics. Our pathology diagnostics business was created in 2005 through the acquisition of Leica Microsystems and has been expanded through subsequent acquisitions, including Vision Systems in 2006 and Surgipath Medical Industries, Inc. and CoreTech in 2008. Our pathology diagnostics business is a leading global provider of instrumentation and related consumables used throughout the workflow of a pathology laboratory. Our pathology diagnostics products include:

•	slide barcoding devices;

•	tissue embedding, processing and slicing (microtomes) instruments and related consumables;

•	chemical and immuno-staining instruments; and

•	protein and DNA detection chemistries.

Typical users of our pathology diagnostic products include pathologists, lab managers and researchers. Customers in this industry select products based on a number of factors, including operational reliability, the product’s ability to produce consistent samples and the breadth of the offered reagent portfolio, as well as the other factors described under “—Competition.” We generally market our products under the LEICA BIOSYSTEMS and SURGIPATH brands. Manufacturing facilities are located in Europe and Australia. The businesses sell to customers through direct sales personnel.

Life Sciences Instrumentation. Our life sciences instrumentation business was created in 2005 through the acquisition of Leica Microsystems and has been expanded through subsequent acquisitions. Our Leica business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization of, microscopic structures. Our life sciences products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes; and

•	specimen preparation products for electron microscopy.

Typical users of our products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters. Customers in this industry select products based on a number of factors, including product performance and ergonomics, the product’s capacity to enhance productivity, and the other factors described under “—Competition.” We generally market our products under the LEICA MICROSYSTEMS brand. Manufacturing facilities are located in Europe, Australia, Asia and the United States. The businesses sell to customers through a combination of our direct sales personnel, independent representatives and independent distributors.

INDUSTRIAL TECHNOLOGIES

Businesses in our Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. Our Industrial Technologies segment encompasses two strategic lines of business, product identification and motion, and two focused niche businesses, aerospace and defense, and sensors and controls. Sales for this segment in 2008 by geographic destination were: North America, 52%; Europe, 34%; Asia/Australia, 10%; and other regions, 4%.

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

Motion. We entered the motion control industry through the acquisition of Pacific Scientific Company in 1998, and have subsequently expanded our product and geographic breadth with additional acquisitions, including the acquisitions of American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002. We are currently one of the leading worldwide providers of precision motion control equipment. Our businesses provide a wide range of products including:

•	standard and custom motors;

•	drives;

•	controls; and

•	mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators).

These products are sold in various precision motion markets such as the markets for packaging equipment, medical equipment, robotics, circuit board assembly equipment, elevators and electric vehicles (such as lift trucks). Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including the comprehensiveness of the supplier’s product offering, the geographical coverage offered by the supplier and the other factors described under “—Competition.” Our motion products are marketed under a variety of brands, including KOLLMORGEN, THOMSON, DOVER and PORTESCAP. Manufacturing facilities are located in the United States, Europe, Latin America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

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

TOOLS & COMPONENTS

Our Tools & Components segment encompasses one strategic line of business, mechanics’ hand tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems. Sales for this segment in 2008 by geographic destination were: North America, 85%; Asia/Australia, 8%; Europe, 5%; and other regions, 2%.

Mechanics’ Hand Tools. The mechanics’ hand tools business consists of several companies that do business as the Danaher Tool Group (“DTG”), and Matco Tools (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, and wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears Holdings Corporation’s CRAFTSMAN line of mechanics’ hand tools for over 65 years. Matco manufactures and distributes professional tools, toolboxes and automotive equipment through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional and do-it-yourself mechanics typically select tools based on quality, brand, price, relevant innovative features and the other factors described under “—Competition.”

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

Jacobs Chuck Manufacturing Company. Jacobs designs, manufactures, and markets chucks and precision tool and work holding devices, primarily for the portable power tool industry, under the JACOBS brand. Founded by the inventor of the three-jaw drill chuck, Jacobs maintains a worldwide leadership position in drill chucks. Customers are primarily major manufacturers of portable power tools, and sales are typically made through our direct sales personnel.

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

************************************

The following discussions of Materials, Intellectual Property, Competition, Seasonal Nature of Business, Backlog, Working Capital, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations and Major Customers include information common to all of our segments.

Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also significantly affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some of the components that we use that require particular specifications there may be a limited number of suppliers that can readily provide such components. We utilize a number of techniques, including the use of alternative materials and qualification of multiple sources of supply, to address potential disruption in our supply chain. There have been no raw material shortages that have had a material adverse effect on our business as a whole, although over the last three years the prices of raw materials have been volatile and for several types of raw materials prices increased substantially in 2007 and 2008 before declining late in 2008. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

Intellectual Property

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent or trademark to be of material importance to any segment or to the business as a whole. From time to time, however, we do engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher or its subsidiaries.

Competition

Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all of the same product lines or serve all of the same markets as we do. Because of the diversity of the products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional or specialized competitors, as well as larger companies or divisions of larger companies that have greater sales, marketing, research, and financial resources than we do. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets we serve. Key competitive factors vary among our businesses and product lines, but typically include the specific factors noted above with respect to each particular business, as well as price, quality, delivery speed, service and support, innovation, distribution network, and brand name. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”

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

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.

Backlog

The table below provides the unfulfilled orders attributable to each of our four segments at the end of 2008 and 2007 ($ in millions):

	As of December 31
Segment	2008	2007

Professional Instrumentation	$619	$597
Medical Technologies	176	235
Industrial Technologies	783	811
Tools & Components	58	66

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

Employee Relations

At December 31, 2008, we employed approximately 50,300 persons, of which approximately 22,100 were employed in the United States. Of these United States employees, approximately 2,700 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements or union contracts in certain countries, particularly in Europe where many of our employees are represented by unions or works councils. While we generally have experienced satisfactory relations at our various locations, we are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our productivity and results of operations.

Research and Development

The table below describes our research and development expenditures over each of the last three years, by segment and in the aggregate ($ in millions):

	For the Years Ended December 31
Segment	2008	2007	2006

Professional Instrumentation *	$375	$272	$174
Medical Technologies	190	168	123
Industrial Technologies	148	150	133
Tools & Components	12	11	10

Total	$725	$601	$440

*	Included in 2007 research and development expenses for the Professional Instrumentation segment is a charge for $60 million related to acquired in-process research and development in connection with the Tektronix acquisition.

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.”

Government Contracts

Although the substantial majority of our revenue in 2008 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities, primarily involving products in the aerospace and defense, product identification, water quality, motion and mechanics’ hand tool businesses. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”

Regulatory Matters

We face comprehensive government regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products and services. The following sections describe certain of these regulations.

Environmental Laws and Regulations

Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on our capital expenditures, earnings or competitive position, and we do not anticipate material capital expenditures for environmental control facilities. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”

In addition to environmental compliance costs, we from time to time incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where we and others previously disposed of hazardous wastes require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under U.S. federal and state environmental laws and regulations. We have projects underway at a number of current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

We have made a provision for environmental investigation and remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies as well as our prior experience with similar sites. If the Company determines that potential remediation liability for properties currently or previously owned is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. We also estimate our exposure for probable environmental-related personal injury claims and accrue for this estimated liability. While we actively pursue insurance recoveries as well as recoveries from other potentially responsible parties, we do not recognize any recoveries for environmental liability claims until realized.

The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. Please see Note 7 to the Consolidated Financial Statements for information about the amount of our environmental provisions. All provisions have been recorded without giving effect to any possible future third party recoveries. For the reasons described above, we cannot assure you that our estimates of environmental liabilities will not change.

In view of our financial position and provisions for environmental remediation matters and environmental-related personal injury claims and based on current information and the applicable laws and regulations currently in effect, we believe that our liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on our results of operations, financial condition or cash flow. For a discussion of risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”

Medical Devices

Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the counterpart agencies of the non-U.S. countries where our products are sold. Some of the regulatory requirements of these foreign countries are different than those applicable in the United States.

Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA, as well as industrial standards bodies such as the International Standards Organization (ISO), regularly inspect our registered and/or certified facilities.

We sell both Class I and Class II medical devices. A medical device, whether exempt from, or cleared pursuant to, the premarket notification requirements of the FDCA, or approved pursuant to a premarket approval application, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, quality system requirements and medical device (adverse event) reporting. For a discussion of risks related to our regulation by the FDA and counterpart agencies of other countries, please refer to “Item 1A. Risk Factors.”

Certain of our products utilize radioactive material, and we are subject to federal, state and local regulations governing the management, storage, handling and disposal of these materials.

In addition, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

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

Non-U.S. governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

International Operations

Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to develop products and sales models that target developing countries. The table below describes annual revenue derived outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2008	2007	2006

Professional Instrumentation	57%	55%	53%
Medical Technologies	64%	63%	66%
Industrial Technologies	51%	50%	50%
Tools & Components	19%	17%	14%

Total percentage of revenue derived outside of the United States	53%	51%	49%

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets in each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2008	2007*	2006

Professional Instrumentation	28%	26%	43%
Medical Technologies	58%	60%	55%
Industrial Technologies	18%	18%	24%
Tools & Components	8%	6%	6%

Total percentage of long-lived assets located outside of the United States	37%	37%	42%

*	Percentages presented for the year ended December 31, 2007 have been restated to reflect the finalization of the purchase accounting and associated allocation of long-lived assets, including goodwill and other intangible assets, to appropriate geographies related to the November 2007 acquisition of Tektronix.

For additional information related to revenues and long-lived assets by country, please refer to Note 17 to the Consolidated Financial Statements and for information regarding deferred taxes by geography, please refer to Note 13 to the Consolidated Financial Statements.

The manner in which our products and services are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States, though we also sell directly from the U.S. into non-U.S. markets through various representatives and distributors. In countries with low sales volumes, we generally sell through representatives and distributors.

Financial information about our international operations is contained in Note 17 of the Consolidated Financial Statements and information about the possible effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-US operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”

Major Customers

No customer accounted for more than 10% of consolidated sales in 2008, 2007 or 2006.

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

Danaher Corporation

Attention: Corporate Secretary

2099 Pennsylvania Avenue, N.W.

12th Floor

Washington, DC 20006

Certifications

We have filed certifications under Rule 13a-14(a) under the Exchange Act as exhibits to this Annual Report on Form 10-K. In addition, our President and Chief Executive Officer submitted an annual CEO Certification to the New York Stock Exchange on May 7, 2008 in accordance with the NYSE listing standards.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as the current global economic slowdown, disruption in the financial markets and other U.S. and non-U.S. economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Deteriorating general economic conditions and uncertainties in the global financial markets may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Financial markets in the United States and abroad have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability and declining valuations of investments. These disruptions are likely to have an ongoing adverse effect on the world economy. A continuing economic downturn and financial market disruptions may:

•	reduce demand for our products and services, increase order cancellations and result in longer sales cycles and slower adoption of new technologies;

•	increase the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increase price competition in our served markets;

•	result in supply interruptions, which could disrupt our ability to produce our products;

•	increase the risk of impairment of long-lived assets due to underutilized manufacturing capacity; and

•

increase the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

In addition, although we were able to continue accessing the commercial paper markets throughout 2008, there can be no assurances that the commercial paper markets will remain available to us or that the lenders participating in our revolving credit facility will be able to provide financing in accordance with their contractual obligations. We cannot predict the ultimate outcome of these financial market and general economic developments and they could have a material adverse effect on our ability to draw on our revolving credit facility and borrow money in the credit markets or otherwise, or on the terms of such borrowings.

We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

Our businesses operate in industries that are intensely competitive. Because of the diversity of products we sell and the variety of markets we serve, we encounter a wide variety of competitors. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services designed to maintain our brand recognition and leadership position in various product categories and penetrating new markets, including in developing countries. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products will become technologically obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	differentiate our offerings from our competitors’ offerings;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights;

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver new products in sufficient volumes on time; and

•	encourage customers to adopt new technologies.

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

Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets could result in diminished demand for our products and services, which would adversely affect our growth rate and profitability.

Our acquisition of businesses could negatively impact our profitability and return on invested capital.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material. During 2008, we acquired seventeen businesses for an aggregate purchase price of approximately $423 million (including transaction costs and net of cash acquired); during 2007, we acquired twelve businesses for an aggregate purchase price of approximately $3.6 billion (including transaction costs and net of cash acquired); and during 2006, we acquired eleven businesses for an aggregate purchase price of approximately $2.7 billion (including transaction costs and net of cash acquired). Our acquisitions involve a number of risks and financial, accounting, managerial and operational challenges, including the following, any of which could adversely affect our growth and profitability:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	Acquisitions could cause our financial results to differ from our own or the investment community’s expectations in any given fiscal period, or over the long term.

•

Acquisition-related earnings charges could adversely impact operating results, particularly in light of the adoption of Statement of Financial Accounting Standard (SFAS) No. 141 (R), Business Combinations, which will apply to any acquisition completed in 2009 or later. Under SFAS No. 141(R), we will be required to expense a number of acquisition-related items that under previous accounting rules did not impact our income statement.

•	Acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems.

•	We could experience difficulty in integrating personnel, operations and financial and other systems.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition.

•

We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, or internal control deficiencies. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our financial reporting obligations.

•

As a result of our acquisitions, we have recorded significant goodwill and other identifiable intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

Any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

We may not be able to consummate acquisitions at similar rates to the past, which could adversely impact our growth rate. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, the recent tightening of the credit markets, competition among prospective buyers and the need for regulatory, including antitrust, approvals. Changes in accounting or regulatory requirements or further deterioration in the credit markets could also adversely impact our ability to consummate acquisitions. Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may not be able to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims and environmental matters, and have agreed to indemnify the purchasers of these businesses for certain known and unknown contingent liabilities. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition but we can not be certain that this favorable pattern will continue.

Our indebtedness may limit our operations and our use of our cash flow.

As of December 31, 2008, we had approximately $2.6 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $826 million of indebtedness in the form of commercial paper or bank loans under our outstanding facilities and programs. We may also obtain additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

•

requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes such as acquisitions and stock repurchases;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future. If we add new debt, the risks described above could increase.

Our current revolving credit facility imposes restrictions on us, including certain restrictions on our ability to incur liens on our assets, and requires us to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) as of the last day of any fiscal quarter of 0.65 to 1.0 or less. In addition, our long-term debt obligations include covenants that may adversely affect our ability to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2008, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and other long term assets) totaled approximately $13.3 billion. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

Foreign currency exchange rates may adversely affect our results of operations and financial condition.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas. In addition, our sales and expenses are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others, which in aggregate are important to our operations. The intellectual property rights that we obtain, however, may not provide us a significant competitive advantage. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. Our failure or inability to obtain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or prevent circumvention or unauthorized use of such property, could adversely impact our competitive position and results of operations.

Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.

From time to time, we receive notices from third parties regarding intellectual property infringement or misappropriation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In the event of a successful claim against us, we could lose our rights to critical technology or be required to pay substantial damages or license fees with respect to the infringed rights, any of which could adversely impact our competitive position, revenues, profitability and cash flows. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our profitability and cash flows.

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, which could adversely affect our results of operations in any period.

Our operations, products and services expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

Certain of our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot assure you that we have been or will be at all times in substantial compliance with environmental and health and safety laws. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition and results of operations.

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

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations and reputation.

In addition to the environmental regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:

•

We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by counterpart agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, suspension or withdrawal of approvals and pre-market notification rescissions. In addition, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

•

We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import and export products and services, and damage to our reputation. Our products and operations are also often subject to the rules of industrial standards bodies such as the ISO, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our results of operations. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.”

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions and tax planning strategies), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability in any period. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

The performance of the financial markets (particularly the equity markets) and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our funding obligations and adversely impact our results of operations and cash flows. The recent volatility in global capital markets has resulted in significant declines in the fair value of our pension plan assets during 2008.

We have experienced and may continue to experience higher costs to produce our products as a result of rising prices for commodities.

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also significantly affect our costs for freight and utilities. Over the last three years, the prices of raw materials have been volatile. For several types of raw materials, prices increased substantially in 2007 and 2008 before declining late in 2008. Due to the highly competitive nature of the industries which we serve and the cost-containment efforts of our customers, we may be unable to fully pass along cost increases through higher prices. If we are unable fully to recover higher raw material costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability and our business, results of operations, financial condition and cash flows could be materially and adversely affected.

If we cannot adjust our purchases of materials, components and equipment required for our manufacturing activities to reflect changing market conditions or customer demand, our income and results of operations may suffer.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we could face manufacturing or sourcing interruptions, delays and inefficiencies.

If we cannot adjust our manufacturing capacity to reflect the demand for our products, our income and results of operations may suffer.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as health and safety, environmental and food and drug regulations and regulations governing communications. We develop, configure and market our products to meet customer needs created by these regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Any significant change in any of these regulations could reduce demand for our products or increase our costs of producing these products.

In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the failure of governmental and other entities to adopt new regulations, or the adoption of new regulations which our products and services are not positioned to address, could adversely affect our growth rate. In addition, certain of our customers receive reimbursement from government insurance programs for some of the costs of the products that they purchase from us. A reduction in governmental support for healthcare services or adverse changes in legislation governing the delivery or pricing of healthcare services may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay.

Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur incremental costs.

We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our productivity and results of operations.

Adverse changes in our relationships with, or the financial condition or performance of, key distributors, resellers and other channel partners could adversely affect our results of operations.

Certain of our businesses sell a significant amount of their products to key distributors, resellers and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products, and if they favor our competitors’ products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition or performance, could adversely affect our results of operations and cash flows. For example, the recent economic downturn and financial market disruption has increased the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could result in uncollectible accounts receivable in excess of established reserves, preference actions that would require us to repay to the bankruptcy estate payments recently received from such customer, increased obsolete inventory and impairment of long-lived assets due to underutilized manufacturing capacity. In addition, the consolidation of distributors in certain of our served industries, as well as the formation of large and sophisticated purchasing groups in industries such as healthcare, could adversely impact our profitability.

The inability to hire, train and retain a sufficient number of qualified officers and other employees could impede our ability to compete successfully.

If we cannot hire, train and retain a sufficient number of qualified officers and other employees, we may not be able to:

•	effectively integrate acquired businesses and realize anticipated performance results from those businesses;

•	effectively implement the DANAHER BUSINESS SYSTEM throughout our organization and achieve the cost savings and other benefits that effective implementation of the DBS can achieve; and

•	otherwise profitably grow our business.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2008, approximately 53% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, many of our manufacturing operations and suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	wars and terrorist activities and the U.S. and international response thereto.

Any of these risks could negatively affect our results of operations, cash flows, financial condition and growth.

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

If we suffer loss to our facilities, distribution systems or information technology systems due to catastrophe, our operations could be seriously harmed.

Our facilities, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments and result in large expenses to repair or replace the facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Washington, D.C. in a facility that we lease. At December 31, 2008, we had 226 significant manufacturing and distribution locations worldwide, comprising approximately 21 million square feet, of which approximately 13 million square feet are owned and approximately 8 million square feet are leased. Of these manufacturing and distribution locations, 117 facilities are located in the United States and 109 are located outside the United States, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and Australia. The number of manufacturing and distribution locations by business segment is:

•	Professional Instrumentation, 69;

•	Medical Technologies, 52;

•	Industrial Technologies, 69; and

•	Tools & Components, 36.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 11 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position	Officer Since

Steven M. Rales	57	Chairman of the Board	1984

Mitchell P. Rales	52	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	45	Chief Executive Officer and President	1995

Daniel L. Comas	45	Executive Vice President and Chief Financial Officer	1996

Philip W. Knisely	54	Executive Vice President	2000

James A. Lico	43	Executive Vice President	2002

Thomas P. Joyce, Jr.	48	Executive Vice President	2002

William K. Daniel II	44	Executive Vice President	2006

James H. Ditkoff	62	Senior Vice President – Finance and Tax	1991

Jonathan P. Graham	48	Senior Vice President – General Counsel	2006

Robert S. Lutz	51	Vice President – Chief Accounting Officer	2002

Daniel A. Raskas	42	Vice President – Corporate Development	2004

Steven M. Rales has served as Chairman of the Board since January 1984. In addition, during the past five years, he has been a principal in private and public business entities in the areas of manufacturing and film production. Mr. Rales is a brother of Mitchell P. Rales.

Mitchell P. Rales has served as Chairman of the Executive Committee since 1990. In addition, during the past five years, he has been a principal in private and public business entities in the manufacturing area. Mr. Rales is a brother of Steven M. Rales.

H. Lawrence Culp, Jr. was appointed President and Chief Executive Officer in 2001.

Daniel L. Comas was appointed Executive Vice President and Chief Financial Officer in April 2005. He served as Vice President-Corporate Development from 1996 to April 2004 and as Senior Vice President-Finance and Corporate Development from April 2004 to April 2005.

William K. Daniel II joined Danaher as Vice President and Group Executive in July 2006 and was appointed Executive Vice President in July 2008. From 1987 until he joined Danaher he worked at ArvinMeritor, Inc., a supplier of motor vehicle systems and components, in a variety of general management positions, most recently as Senior Vice President.

Philip W. Knisely has served as Executive Vice President since he joined Danaher in June 2000.

James A. Lico was appointed Executive Vice President in September 2005. He has served in a variety of general management positions since joining Danaher in 1996, including most recently as President of Fluke Corporation from July 2000 until September 2005, as Vice President and Group Executive of Danaher from December 2002 until September 2005, and as Vice President – Danaher Business Systems Office from September 2004 until September 2005.

Thomas P. Joyce, Jr. was appointed Executive Vice President in May 2006. He has served in a variety of general management positions since joining Danaher in 1990, including most recently as Vice President and Group Executive of Danaher from December 2002 until May 2006.

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

Robert S. Lutz has served as Vice President-Chief Accounting Officer since March 2003.

Daniel A. Raskas was appointed Vice President – Corporate Development in November 2004. Prior to joining Danaher, he worked for Thayer Capital Partners, a private equity investment firm, from 1998 through October 2004, most recently as Managing Director from 2001 through October 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 12, 2009, there were approximately 3,059 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2008			2007
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$88.20	$67.76	$.03	$75.97	$69.11	$.02
Second quarter	$82.62	$73.04	$.03	$76.09	$69.61	$.03
Third quarter	$85.00	$68.37	$.03	$84.35	$72.90	$.03
Fourth quarter	$70.59	$47.20	$.03	$89.22	$80.04	$.03

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

Issuer Purchases of Equity Securities

Repurchases of equity securities during the fourth quarter of 2008 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (1)
9/27/08– 10/31/08	656,593	$55.04	656,593	2,696,800
11/1/08– 11/30/08	719,234	$52.81	719,234	1,977,566
12/1/08– 12/31/08	—	—	—	1,977,566

Total	1,375,827	$53.87	1,375,827	1,977,566

(1)	On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes.

Recent Issuances of Unregistered Securities

During the fourth quarter of 2008, holders of an aggregate of 33 Liquid Yield Option Notes (LYONs) ($1,000 of principal amount at maturity) converted the LYONs into an aggregate of 479 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2008	2007		2006	2005	2004
Sales	$12,697,456	$11,025,917		$9,466,056	$7,871,498	$6,776,505
Operating Profit	1,869,477	1,740,709		1,500,210	1,247,575	1,089,573

Earnings from continuing operations	1,317,631	1,213,998		1,109,206	885,609	735,013
Earnings from discontinued operations, net of tax	—	155,906	(a)	12,823	12,191	10,987

Net earnings	1,317,631	1,369,904		1,122,029	897,800	746,000

Earnings per share from continuing operations:
Basic	$4.13	$3.90		$3.60	$2.87	$2.38
Diluted	3.95	3.72		3.44	2.72	2.27

Earnings per share from discontinued operations:
Basic	—	$0.50	(a)	$0.04	$0.04	$0.03
Diluted	—	0.47	(a)	0.04	0.04	0.03

Net earnings per share:
Basic	$4.13	$4.40	(a)	$3.64	$2.91	$2.41
Diluted	3.95	4.19	(a)	3.48	2.76	2.30

Dividends per share	$0.12	$0.11		$0.08	$0.07	$0.058

Total assets	$17,490,128	$17,471,935		$12,864,151	$9,163,109	$8,493,893
Total debt	$2,619,329	$3,726,244		$2,433,716	$1,041,722	$1,350,298

(a)	Includes $211 million ($150 million after-tax or $0.45 per diluted share) gain on sale of the Company’s power quality business. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information

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

OVERVIEW

General

We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for our products and services;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.

To accomplish these goals, we use a set of tools and processes, known as the DANAHER BUSINESS SYSTEM, which are designed to continuously improve business performance in critical areas of quality, delivery, cost and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives intended to improve our performance, including initiatives relating to manufacturing improvement, idea generation, product development and commercialization and global sourcing of materials and services. To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. We believe that many acquisition opportunities remain available within our target markets. The extent to which appropriate acquisitions are made and effectively integrated can affect our overall growth and operating results. We also continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.

Danaher is a multinational corporation with global operations. In 2008, approximately 53% of Danaher’s sales were derived outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. For example, in those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy. Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results. However, the broad impact of the worldwide credit market turmoil and economic downturn have negatively impacted the growth rates of most of the Company’s businesses and resulted in the Company’s overall revenue from existing businesses contracting in the fourth quarter as compared to the prior year fourth quarter.

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

Significant Acquisitions

In November 2007, the Company significantly expanded its test and measurement business with the acquisition of all of the outstanding shares of Tektronix, Inc. for total cash consideration of approximately $2.8 billion, including transaction costs and net of cash and debt acquired. Tektronix is part of Danaher’s test and measurement business included in the Professional Instrumentation segment. The Company funded the purchase price of the Tektronix acquisition with proceeds from the issuance of commercial paper and the Company’s November 2007 common stock offering, and to a lesser extent from available cash.

Business Performance

While differences exist among the Company’s businesses, the Company experienced overall growth during 2008 as compared to 2007. As a result of the deterioration in global economic conditions that occurred in the latter part of 2008, all of the year-over-year growth from existing businesses experienced by the Company occurred in the first nine months of the year. Demand weakened significantly in the fourth quarter resulting in a decline in revenue from existing businesses in the fourth quarter of 2008 as compared to the fourth quarter of 2007. Notwithstanding the fourth quarter decline, the Company’s full year growth was led by strength throughout the entire year in the Company’s environmental, acute care diagnostic and life sciences businesses. Growth from the test and measurement business during the first nine months of 2008 was partially offset by sales declines experienced in the fourth quarter due to weak demand. Sales growth was also impacted adversely in the fourth quarter 2008 due to weak demand in the Company’s industrial and consumer oriented businesses as demand slowed considerably in the dental technologies, product identification, enterprise network performance management and mechanics’ hand tools businesses.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including contraction in most of the world’s major economies, access to funding in the global capital markets, trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia and volatility in raw material costs. The Company regularly evaluates market needs and conditions with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner. Consistent with this approach, and in light of the worsening global economic environment, the Company initiated a series of restructuring actions during the fourth quarter of 2008 to better position the Company’s cost base for future periods. Please refer to “Results of Operations—Restructuring and Other Related Charges” below for additional discussion.

Although the Company has a U.S. dollar functional currency for reporting purposes, a substantial portion of its sales and profits are generated in foreign currencies. Sales and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. With limited exceptions, the Company has accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. Please refer to “Financial Instruments and Risk Management” section below for additional information.

On average, the U.S. dollar weakened against other major currencies during 2008, particularly during the first half of 2008. The U.S. Dollar strengthened against other major currencies in the second half of 2008 and, as of December 31, 2008, U.S. Dollar exchange rate levels were stronger than as of the end of 2007. Currency exchange rates increased reported sales for 2008 by approximately 2.0% as compared to 2007. Given the lower overall profit margins in the Company’s European businesses, currency rate changes lowered year-over-year comparisons of reported operating profit margins. If the exchange rates in effect as of December 31, 2008 prevail throughout 2009, currency exchange rates will adversely impact 2009 sales and operating results relative to the Company’s performance in 2008. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s sales and results of operations. Any weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations on an overall basis.

Outlook

During the fourth quarter of 2008, worldwide credit markets and overall global economic conditions deteriorated significantly, resulting in a general decline in worldwide demand for the Company’s products and services. The economic uncertainties that continue to exist suggest that global demand will continue to contract, at least in the early months of 2009. While none of the Company’s businesses are insulated from the slowing demand, the contraction is anticipated to impact adversely certain of the Company’s businesses more than others. In particular, the Company’s industrial and consumer businesses are likely to be most impacted with the medical technologies and environmental businesses less affected. The Company expects further contraction in the industrial technologies and tools and components segments as well as portions of the test and measurement businesses. To minimize the impact of the recessionary economic conditions, as discussed below, the Company initiated restructuring actions in the fourth quarter of 2008, and will continue to assess market conditions and take actions as it deems necessary to appropriately position its businesses in light of the economic environment. The Company currently estimates additional pre-tax restructuring costs in the range of $40 to $60 million to be incurred during 2009. Consistent with past practice, the Company will also continue to actively manage working capital with a view to maximizing cash flow.

Although recent distress in the financial markets has not had a significant impact on the Company’s financial position or liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely affect the Company’s access to the commercial paper markets, the Company would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. Please refer to the “Liquidity and Capital Resources” section for additional discussion.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the year ended December 31, 2008 increased 15.0% over the comparable period of 2007. Sales from existing businesses contributed 2.5% growth, acquisitions contributed 10.5% growth and currency translation provided 2.0% growth. The majority of the growth related to currency translation occurred during the first nine months of 2008, as currency translation adversely impacted results in the fourth quarter of 2008. References in this report to sales from existing businesses include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect.

The growth in sales from acquisitions in the year ended December 31, 2008 is primarily attributable to the acquisitions of ChemTreat in July 2007 and Tektronix in November 2007, both of which are included in the Professional Instrumentation segment. The acquisitions of other, smaller businesses in the Medical Technologies, Professional Instrumentation and Industrial Technologies segments also contributed to the year-over-year growth. The Company acquired seventeen businesses and twelve businesses during the year ended December 31, 2008 and 2007, respectively.

Operating profit margins from continuing operations for the Company were 14.7% in the year ended December 31, 2008 as compared to 15.8% for the year ended December 31, 2007. Charges recorded related to the fourth quarter 2008 restructuring activities reduced the Company’s 2008 operating profit margins by 65 basis points. In addition, the dilutive impact of acquisitions reduced 2008 operating profit margins by 80 basis points, including the adverse impact of $60 million ($45 million or $0.13 per diluted share, net of tax) of acquired inventory and acquired deferred revenue fair value charges recorded related to the acquisition of Tektronix. The Company also incurred Tektronix related charges in 2007 associated with acquired in-process research and development that affected year-over-year operating profit margin comparisons by 55 basis points. A gain recorded in the second quarter of 2007 from the collection of indemnification proceeds related to a lawsuit also affected year-over-year comparisons of operating profit margins by 10 basis points.

Restructuring and Other Related Charges

In light of the worsening global economic environment, the Company initiated a series of restructuring actions during the fourth quarter of 2008 to better position the Company’s cost base for future periods. As a result, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million, net of tax or $0.18 per diluted share) as indicated in the following table ($ in thousands):

Total
Restructuring Charges
Employee severance and related charges	$72,257
Facility exit and related charges	3,753

Total Restructuring Charges	$76,010

Other Related Charges
Property, plant & equipment impairment	$1,557
Inventory impairment	4,398

Total Restructuring and Other Related Charges	$81,965

The restructuring and other related charges are intended to improve future operational efficiency through targeted workforce reductions and manufacturing facility consolidations and closures. Approximately 93% of the total pre-tax charges require cash payments, which are being funded with cash generated from operations. Through December 31, 2008, approximately $20 million of required cash payments had been made. The majority of the remaining cash expenditures are expected to occur in the first quarter of 2009. As a result of these restructuring activities, the Company expects recurring pre-tax savings to exceed $100 million during 2009.

The fourth quarter 2008 restructuring activities resulted in net workforce reductions of approximately 1,800 associates and thirteen facility closures, the majority of which have been completed as of December 31, 2008. Remaining workforce reductions and facility closure activities associated with the fourth quarter 2008 restructuring activities to be completed during 2009 are not significant. In conjunction with the closing of facilities, certain inventory was written off as unusable in future operating locations. This inventory consisted principally of component parts and raw materials, which were either redundant to inventory at the facilities being merged or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated. In addition, property, plant and equipment at closed facilities were evaluated based on expected future use and written down to fair value where impairments were identified.

In the accompanying consolidated statement of earnings, the pre-tax restructuring and related charges, consisting of $76 million cash charges and $6 million non-cash charges, are reflected in the following captions ($ in thousands):

Statement of Earnings Caption	Year Ended December 31, 2008

Cost of sales	$33,130
Selling, general and administrative expenses	48,835

$81,965

The impact of these restructuring and related charges in each of the Company’s segments is discussed in the following analysis of the segment results of operations.

Business Segments

The table below summarizes sales by business segment for each of the periods indicated:

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Professional Instrumentation	$4,860.8	$3,537.9	$2,906.5
Medical Technologies	3,277.0	2,998.0	2,220.0
Industrial Technologies	3,265.5	3,153.4	2,988.8
Tools & Components	1,294.2	1,336.6	1,350.8

Total	$12,697.5	$11,025.9	$9,466.1

PROFESSIONAL INSTRUMENTATION

Businesses in the Company’s Professional Instrumentation segment offer professional and technical customers various products and services that are used to enable or enhance the performance of their work. The Professional Instrumentation segment encompasses two strategic lines of business: environmental, and test and measurement. These businesses produce and sell bench top and compact, professional electronic test tools and calibration equipment; a variety of video test and monitoring products, network management solutions, network diagnostic equipment and related services; water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Sales	$4,860.8	$3,537.9	$2,906.5
Operating Profit	907.3	709.5	625.6
Depreciation and amortization	130.4	64.8	48.8
Restructuring and other related charges	28.8	—	—
Operating profit as a % of sales	18.7%	20.1%	21.5%
Depreciation and amortization as a % of sales	2.7%	1.8%	1.7%
Restructuring and other related charges as a % of sales	0.6%	—	—

Components of Sales Growth

	2008 vs. 2007	2007 vs. 2006
Existing businesses	4.0%	6.5%
Acquisitions	32.0%	12.0%
Currency exchange rates	1.5%	3.5%

Total	37.5%	22.0%

2008 COMPARED TO 2007

Segment sales for Professional Instrumentation increased 37.5% for 2008 as compared to 2007. Sales growth was experienced in both of the segment’s strategic lines of business during the year, with the majority of the growth coming from acquisitions. Price increases accounted for approximately 2.0% sales growth which is reflected as a component of the sales from existing businesses.

Fourth quarter 2008 restructuring activities adversely impacted operating profit margins in the Professional Instrumentation segment by 60 basis points in 2008 as compared to 2007. In addition, the dilutive impact of recently acquired businesses reduced 2008 operating profit margins by 295 basis points, including the adverse impact of acquired inventory and acquired deferred revenue fair value charges recorded related to the acquisition of Tektronix (which charges will not recur in 2009). The Company also incurred Tektronix-related charges in 2007 associated with acquired in-process research and development that affected year-over-year operating profit margin comparisons by 170 basis points.

Depreciation and amortization as a percentage of sales increased during 2008 as compared to 2007 primarily as a result of the increase in amortization expense associated with the intangible assets acquired in connection with the Tektronix acquisition.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 51% of segment sales for 2008, increased 15.5% in 2008 compared to 2007. Sales from existing businesses accounted for 6.5% growth while acquisitions accounted for 7.5% growth and currency translation accounted for 1.5% growth.

The segment’s water quality businesses experienced high-single digit revenue growth from existing businesses in 2008 as compared to 2007. This growth was primarily a result of strong laboratory and process sales, reflecting in part the results of increased sales force investments and penetration into emerging markets. Growth in sales was experienced in all major geographic regions with particular strength in Asia where sales increased at a double digit rate. Also contributing to the year-over-year growth was increased demand by municipalities for the businesses’ ultraviolet disinfection water treatment product offerings which experienced a mid-teens sales growth rate.

The retail petroleum equipment business experienced mid-single digit revenue growth from existing businesses in 2008 as compared to 2007. This growth was primarily driven by strong sales of payment and point of sale retail and payment solution product offerings offset by a decline in dispensing equipment sales primarily in North America and Europe. An increase in demand for the business’ vapor recovery products in North America also contributed to the year-over-year sales growth, primarily related to an enhanced vapor recovery product that received regulatory approval and launched during the fourth quarter of 2008.

Test and Measurement. Sales from the Company’s test and measurement businesses, representing approximately 49% of segment sales for 2008, grew 70% compared to 2007. Sales from existing businesses were essentially flat while acquisitions accounted for 68.0% growth and currency translation accounted for approximately 2.0% growth.

Sales growth from existing businesses was driven primarily by performance during the first nine months of 2008 as a result of strong sales of the business’ thermography and precision measurement product offerings as well as strong growth from investments in emerging markets. While demand for the business’ thermography products continued to increase as compared to 2007 during the fourth quarter, demand slowed for the business’ traditional industrial digital hand-held instruments and precision measurement products resulting in a mid-single digit rate sales decline in the quarter and offsetting the growth experienced in the first nine months. In addition, the sales decline in the fourth quarter is a result of reductions of inventory in the distribution channel as well as the impact of currency exchange rate volatility on customer demand in certain emerging markets. Sales also declined throughout 2008 in the business’ enterprise network performance management line of business as a result of generally lower telecommunications demand and slower information technology spending by customers.

2007 COMPARED TO 2006

Segment sales for Professional Instrumentation increased 22.0% for 2007 compared to 2006. Sales from existing businesses increased in both of the segment’s strategic lines of business. Price increases accounted for approximately 1.5% sales growth and the impact of that increase is reflected in sales from existing businesses.

Operating profit margins were 20.1% in 2007 compared to 21.5% in 2006. Operating profit margin improvements of 135 basis points related to existing businesses were more than offset by the dilutive impact of lower operating profit margins of acquired businesses, which reduced segment operating profit margins by 260 basis points compared to 2006. Included in the dilutive impact on operating margins from acquired businesses is approximately $68 million (185 basis points) in charges associated with the acquisition of Tektronix, primarily related to acquired in-process research and development activities, acquired inventory and acquired deferred revenue. In addition, year over year comparisons are impacted by a gain on the sale of real estate during 2006 and recovery of certain previously written-off receivables during 2006 which increased that period’s operating profit margins by 15 basis points. Leverage on increased sales volume in 2008 contributed positively to overall Professional Instrumentation operating profit margins.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing approximately 60% of segment sales for 2007, increased 16.5% in 2007 compared to 2006. Sales from existing businesses accounted for 6.0% growth. Acquisitions accounted for 7.0% growth and currency translation accounted for 3.5% growth.

The Company’s water quality businesses experienced low-double digit revenue growth for 2007 compared to 2006, primarily as a result of strength in sales of laboratory and process instrumentation products in all major geographic regions. In addition, sales of the Company’s ultraviolet water treatment systems grew double-digit compared to 2006. Investment in sales forces and other growth initiatives, in addition to continued penetration of the Asian wastewater market, including a significant reclamation project in Australia, contributed to the growth. Sales growth from acquisitions primarily related to the acquisition of ChemTreat in July 2007.

The retail petroleum equipment business experienced low-single digit revenue growth in 2007 compared to 2006. The business’ point of sale payment systems and service business enjoyed robust growth in 2007, primarily in Europe. In addition, the business experienced strong demand during 2007 in North America and China for its leak detection systems that were introduced during the period. These sales gains were offset by difficult prior year comparisons, a result of strong dispenser sales in 2006 due to extensive refurbishment activity in Europe and regulatory mandates in Mexico that did not repeat in 2007.

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

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer research and clinical medical professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Sales	$3,277.0	$2,998.0	$2,220.0
Operating Profit	370.5	393.2	261.6
Depreciation and amortization	123.5	119.7	84.3
Restructuring and other related charges	26.1	—	—
Operating profit as a % of sales	11.3%	13.1%	11.8%
Depreciation and amortization as a % of sales	3.8%	4.0%	3.8%
Restructuring and other related charges as a % of sales	0.8%	—	—

Components of Sales Growth

	2008 vs. 2007	2007 vs. 2006
Existing businesses	4.5%	8.0%
Acquisitions	2.0%	22.0%
Currency exchange rates	3.0%	5.0%

Total	9.5%	35.0%

2008 COMPARED TO 2007

Segment sales for Medical Technologies increased 9.5% for 2008 as compared to 2007. Sales growth was primarily driven by the segment’s acute care diagnostics, life sciences instrumentation and pathology diagnostics businesses. Price increases accounted for approximately 1.0% sales growth which is reflected as a component of the sales from existing businesses.

The fourth quarter 2008 restructuring activities adversely impacted operating profit margins in the Medical Technologies segment by 80 basis points in 2008 as compared to 2007. In addition, the dilutive impact of recently acquired businesses reduced 2008 operating profit margins by 40 basis points. A decline in demand for certain products in the dental technologies business, in addition to increased sales force investment and research and development costs within the life sciences business, also adversely impacted year-over-year operating margin profit comparisons.

Overview of Businesses within Medical Technologies Segment

Revenues in the segment’s acute care diagnostics business grew at mid-single digit rate in 2008 as compared to 2007. The year-over-year growth was primarily attributable to strong aftermarket consumables sales for the business installed base of acute care diagnostic instrumentation, sales of the business’ compact version of its blood gas analysis instrument as well as sales resulting from the launch of the business’ AQT cardiac marker during 2008. Sales growth was experienced in all major geographic regions during the year. Particularly strong growth in emerging markets during the first nine months of the year moderated during the fourth quarter as a result of currency exchange rate volatility and economic uncertainty.

The segment’s life science instrumentation business experienced high-single digit revenue growth in 2008 as compared to 2007. Continued strong sales of the business’ pathology diagnostics instrumentation and consumables offerings as well as compound microscopy product offerings drove the majority of this growth. All major geographic regions experienced growth. The acquisition of Surgipath Medical Industries in the fourth quarter of 2008 is expected to provide additional sales and earnings growth opportunities for the pathology diagnostics business.

The segment’s dental business’ revenue in 2008 was essentially flat as compared to 2007. Revenues in the dental technologies business grew at a mid-single digit rate through the first nine months of 2008 primarily driven by strong demand for imaging equipment. However, a significant decline in demand in the fourth quarter for the majority of the products in the dental technologies’ business, including imaging equipment, more than offset this earlier growth resulting in low-single digit sales declines for the year. The decline in demand is primarily attributable to customer decisions to cancel or delay capital spending as well as inventory reductions in certain distribution channels. Offsetting the 2008 sales declines in the dental technologies business was low-single digit growth in the dental consumables business. Sales growth in the dental consumables’ businesses was primarily due to strong sales of general dentistry consumables and increased demand for endodontic and infection control products, offset by lower demand in the orthodontia product line.

2007 COMPARED TO 2006

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

Overview of Businesses within Medical Technologies Segment

The segment’s acute care diagnostics business experienced high-single digit revenue growth in 2007 compared to 2006. Increasing sales of diagnostic instruments in Europe (particularly Russia) in 2007 contributed to this sales growth. The North American and Asia/Pacific markets also contributed to the growth, although at somewhat lower rates than those experienced in the European markets. New product introductions resulting from the business’ continued research and development efforts also contributed to this growth.

The segment’s life science instrumentation business experienced mid-teens revenue growth in 2007 compared to 2006. Robust microscopy demand, particularly confocal microscopes, in North America and Asia were the primary growth drivers. The integration of Vision with Leica Microsystems was completed in 2007 and generated incremental revenue growth, the majority of which has been included as a component of acquisition growth during 2007. Vision’s revenue grew approximately 30% in 2007 compared to 2006 when it was a stand-alone company.

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

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic lines of business, motion and product identification, and two focused niche businesses, aerospace and defense, and sensors and controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices. In the third quarter of 2007, the Company disposed of the power quality businesses that were part of this segment and all 2007 and 2006 results of the segment have been adjusted to exclude the results of these discontinued operations.

Industrial Technologies Segment Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Sales	$3,265.5	$3,153.4	$2,988.8
Operating profit	522.1	532.5	467.7
Depreciation and amortization	64.4	63.2	61.1
Restructuring and other related charges	23.1	—	—
Operating profit as a % of sales	16.0%	16.9%	15.7%
Depreciation and amortization as a % of sales	2.0%	2.0%	2.0%
Restructuring and other related charges as a % of sales	0.7%	—	—

Components of Sales Growth

	2008 vs. 2007	2007 vs. 2006
Existing businesses	1.5%	1.5%
Acquisitions	—	0.5%
Currency exchange rates	2.0%	3.5%

Total	3.5%	5.5%

2008 COMPARED TO 2007

Segment sales for Industrial Technologies increased 3.5% for 2008 as compared to 2007. Sales growth experienced for the majority of the year in the segment’s motion and niche aerospace and defense and sensors lines of business was partially offset by sales declines experienced in the segment’s product identification line of business, primarily in the second half of 2008. Price increases accounted for approximately 2.0% sales growth which is reflected as a component of the sales from existing businesses.

The fourth quarter 2008 restructuring activities adversely impacted operating profit margins in the Industrial Technologies segment by 70 basis points in 2008 as compared to 2007. In addition, gains recorded in 2007 due to the collection of indemnification proceeds related to a lawsuit and from the sale of real estate adversely impacted year-over-year operating profit margin comparisons by 45 basis points. Operating profit margin improvements during 2008, primarily relating to cost savings initiatives implemented beginning in late 2007, partially offset these adverse impacts.

Overview of Businesses within Industrial Technologies Segment

Motion Sales in the segment’s motion businesses, representing approximately 34% of segment sales in 2008, increased 4.0% over 2007. Sales from existing businesses accounted for 1.0% growth while currency translation accounted for 3.0% growth during 2008. There were no acquisitions in the motion businesses in 2008 or 2007.

Sales growth from existing businesses during 2008 was primarily driven by demand for custom motors and drives, particularly in the elevator application, flat panel display and aerospace and defense end markets. Largely offsetting this growth was weakness in demand for the business’ standard motors and drives product offerings throughout the year, and in particular during the fourth quarter, primarily in North America and Europe. In addition, during the fourth quarter, demand for products supporting the semiconductor and electronic assembly end markets, as well as other industrial applications, declined at levels in excess of the declines experienced during the first nine months of the year.

Product Identification. The product identification businesses accounted for approximately 27% of segment sales in 2008. Sales from the segment’s product identification businesses decreased 1.5% in 2008 compared to 2007. Sales from existing businesses accounted for a 3.5% decline in sales while currency translation contributed 1.5% to revenue growth and acquisitions contributed 0.5% to revenue growth in 2008.

Through the first nine months of 2008, sales growth driven by increased demand for both consumable products and services associated with the installed base of marking and coding equipment had partially offset a decline in equipment sales. Further weakening of equipment demand during the fourth quarter, primarily in North America and Europe, resulted in double-digit year-over-year declines in equipment sales during the quarter as customers cancelled or delayed purchases. The declines in equipment sales more than offset the sales growth from consumables and services experienced throughout the majority of 2008. In addition, sales in the integrated scanning system product line declined throughout 2008 due to lower capital expenditures by the United States Postal Service (USPS) and the timing of completion of various large projects for other large parcel post and retail customers.

Focused Niche Businesses. Revenues in the segment’s existing niche businesses grew at a mid-single digit rate during 2008 as compared to 2007, driven primarily by high-single digit sales growth in the segment’s aerospace and defense businesses and low-single digit sales growth in the segment’s sensors and controls businesses. Sales growth from the sensors and controls business primarily occurred during the first nine months of 2008 as demand weakened during the fourth quarter resulting in essentially flat segment sales for the fourth quarter of 2008 as compared to the comparable period of 2007.

2007 COMPARED TO 2006

Price increases contributed 1.5% of sales growth compared to 2006 which impact is reflected in sales from existing businesses.

Operating profit margin improvements in the segment’s existing businesses contributed 85 basis points to the overall operating margin improvement for 2007 as compared to 2006. This margin improvement was driven in part by continued margin expansion in the motion businesses reflecting pricing and productivity initiatives as well as the impact of lower levels of lower-margin USPS sales in 2007 compared to 2006 within the product identification business. In addition, during 2007, the segment recorded a pre-tax gain of $12 million upon collection of indemnification proceeds related to a lawsuit, which improved operating profit margins by 40 basis points for 2007. These positive factors were partially offset by new acquisitions, restructuring activities, spending for product development and emerging market sales force initiatives.

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

Focused Niche Businesses The segment’s niche businesses experienced a mid-single digit growth rate in 2007 compared to 2006. This growth was primarily driven by strong sales growth from existing businesses in the Company’s aerospace and defense businesses, partially offset by sales declines in the Company’s sensors and controls business, reflecting continued softness in the semi-conductor and electronic assembly markets.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Sales	$1,294.2	$1,336.6	$1,350.8
Operating profit	157.7	175.6	194.1
Depreciation and amortization	21.0	20.8	21.4
Restructuring and other related charges	4.0	—	—
Operating profit as a % of sales	12.2%	13.1%	14.4%
Depreciation and amortization as a % of sales	1.6%	1.6%	1.6%
Restructuring and other related charges as a % of sales	0.3%	—	—

Components of Sales Growth

	2008 vs. 2007	2007 vs. 2006
Existing businesses	(3.5)%	(0.5)%
Acquisition / Product line divestiture	—	(1.0)%
Currency exchange rates	0.5%	0.5%

Total	(3.0)%	(1.0)%

2008 COMPARED TO 2007

Price increases accounted for approximately 2.0% sales growth on a year-over-year basis which is reflected as a component of the sales from existing businesses.

The fourth quarter 2008 restructuring activities adversely impacted operating profit margins in the Tools and Components segment by 30 basis points in 2008 as compared to 2007. Elevated commodity costs and lower overall sales volumes in the mechanics’ hand tools business also adversely impacted operating profit margins. A 2008 gain from the settlement of an insurance claim related to a 2007 plant fire, coupled with the impact of charges recorded in 2007 associated with the fire, favorably impacted year-over-year operating profit margin comparisons by 50 basis points. Commodity costs declined significantly in the fourth quarter of 2008 and, assuming they remain at the current levels, will provide a benefit to the segment in 2009.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales, representing approximately 69% of segment sales in 2008, declined 5.5% in 2008 compared to 2007. Sales from existing businesses declined 6.0% during 2008, offset by a 0.5% positive impact as a result of foreign currency translation. The sales decline is primarily attributable to weak North American demand in both the retail, mobile and industrial hand tools end markets. Partially offsetting the weak North American demand was sales growth in the Asian market, primarily in the first half of 2008, as the rate of growth in the region slowed during the second half of the year.

The segment’s niche businesses experienced a modest sales increase during 2008 as compared to 2007. Higher customer demand in the segment’s engine retarder business, which rebounded from the impact of regulatory changes that resulted in reduced 2007 sales levels, were largely offset by lower demand in the segment’s other niche businesses during year, with particularly lower demand in the fourth quarter.

2007 COMPARED TO 2006

Sales from existing businesses for 2007 reflect the impact of certain regulatory requirements that became effective at the beginning of 2007 which accelerated demand for the Company’s engine retarder products in 2006 and adversely impacted demand in 2007. Price increases partially offset the decline in sales and contributed approximately 2.5% of sales growth compared to 2006. The impact of that price increase is reflected in sales from existing businesses.

Operating profit margins for the segment were 13.1% in 2007 compared to 14.4% in 2006. Costs associated with workforce reductions and adjustments to production levels to match demand in the engine retarder business decreased operating profit margins by 85 basis in 2007 compared with 2006. Lower sales volumes in the mechanics’ hand tool business with Sears/K-Mart and increased lead costs in the wheel weight business also had a negative impact on the 2007 operating margins. In addition, operating profit margins were adversely impacted by 40 basis points as a result of expenses incurred in connection with a fire in one of the business’ manufacturing facilities in China and costs incurred primarily in the fourth quarter of 2007 to close one facility and reduce headcount.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales, representing approximately 70% of segment sales in 2007, grew 1.0% in 2007 compared to 2006. The segment’s Matco business grew slightly during 2007 as the business benefited from recent product introductions and price increases which offset declines in distributor average purchase levels during 2007. The retail hand tool business experienced strength in China and in its export business to Europe, as well as certain of its retail channels. This performance, in large part, was offset by a decline in sales to Sears/K-Mart, the retail hand tools business’ largest customer. Year-over-year softness in same-store sales of hand tools at Sears/K-Mart also adversely impacted the business.

The segment’s niche businesses experienced mid-single digit sales declines during 2007 as compared to 2006. The impact of the regulatory issue noted above was partially offset by improved sales performance in the segment’s wheel service business during 2007 driven by price increases necessary to recover increased lead costs.

GROSS PROFIT

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Sales	$12,697.5	$11,025.9	$9,466.1
Cost of sales	6,757.3	5,985.0	5,269.0

Gross profit	5,940.2	5,040.9	4,197.1
Gross profit margin	46.8%	45.7%	44.3%

Gross profit margins from continuing operations for 2008 increased 110 basis points from 2007. Included in the 2008 gross profit margins is $33 million (25 basis points) of restructuring and other related costs. The increase in gross profit margins over 2007 is primarily a result of leverage on increased sales volume, particularly in higher-margin consumable oriented businesses, the impact of cost-saving initiatives that began in late 2007 and generally higher gross profit margins in businesses recently acquired, primarily Tektronix. The impact on gross margins of higher commodity costs prevalent through the majority of 2008 was partially mitigated by price increases implemented throughout the Company. These higher commodity costs have declined significantly in the fourth quarter of 2008 and, assuming the costs remain at the current levels, will provide a benefit to the Company in 2009 assuming sales volumes similar to those experienced by the Company during 2008.

The increase in gross profit margins from continuing operations for 2007 as compared to 2006 resulted from leverage on increased sales volume, the on-going cost improvements in existing business units driven by our Danaher Business System processes and low-cost region initiatives and generally higher gross profit margins in businesses recently acquired and increases in selling prices. Gross profit margins also improved due to lower-margin sales to USPS in the product identification business comprising a smaller proportion of sales during 2007 compared to 2006. The gross margins for 2007 also benefited from the inclusion of a full year of results from higher-margin Sybron business as compared to 2006 which only included seven months of Sybron results as a result of Sybron acquisition in May 2006. The improvements were partially offset by higher commodity costs incurred in 2007 for which full recovery in the form of price increases dilutes reported margins.

OPERATING EXPENSES

	For the Years Ended December 31 ($ in millions)
	2008	2007	2006
Sales	$12,697.5	$11,025.9	$9,466.1
Selling, general and administrative expenses	3,345.3	2,713.1	2,273.2
Research and development expenses	725.4	601.4	440.0
SG&A as a % of sales	26.3%	24.6%	24.0%
R&D as a % of sales	5.7%	5.5%	4.6%

Selling, general and administrative expenses as a percentage of sales for 2008 increased 170 basis points from 2007. Included in the 2008 selling, general and administrative expenses is $49 million (40 basis points) of restructuring and other related costs. Other increases in selling, general and administrative expenses as a percentage of sales are primarily associated with recently acquired businesses and their higher relative operating expense structures. Increased spending to fund growth opportunities throughout the Company, particularly in emerging markets, also contributed to the growth as a percentage of sales.

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

Research and development expenses, consisting principally of internal and contract engineering personnel costs, as a percentage of sales were approximately 20 basis points higher in 2008 as compared to 2007. The 2007 charge for acquired in-process research and development related to the Tektronix acquisition, as described below, impacted year-over-year comparisons by 75 basis points. The relatively higher research and development cost structures of recently acquired businesses, primarily Tektronix, and higher investment in research and development in the Medical Technologies segment were the primary drivers of these year-over-year increases. The Company continues to invest in new product development within all of its businesses, with particular emphasis on the medical technologies, test and measurement, environmental and product identification businesses.

Research and development expenses were approximately 90 basis points higher in 2007 as compared to 2006. In 2007, the Company expensed approximately $60.4 million of in-process research and development related to the Tektronix acquisition as compared to approximately $6.5 million of in-process research and development expensed in 2006 related to the Vision acquisition. Newly acquired companies and their higher, relative research and development cost structures also contributed to the year-over-year increase.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $130 million in 2008 was approximately $20 million higher than 2007 as a result of higher average debt levels during 2008, primarily as a result of borrowings incurred in the fourth quarter 2007 to fund the acquisition of Tektronix. Interest expense of $110 million in 2007 was approximately $30 million higher than 2006. The increase is primarily due to higher average debt levels during 2007, due to borrowings incurred to fund the 2007 acquisitions of Tektronix and ChemTreat and the 2006 acquisitions of Sybron and Vision.

Interest income of $10 million, $6 million and $8 million was recognized in 2008, 2007 and 2006, respectively. Interest income during 2008 was higher than during 2007 as a result of higher average invested cash balances as less cash was employed in acquisitions during 2008. Interest income in 2007 was lower than 2006 as average invested cash balances were lower in 2007 compared to 2006 due to employing cash balances to complete several acquisitions in late 2006 and throughout 2007 as well as to repurchase shares of Company common stock in 2007. In addition, lower interest rates prevailing during 2007 contributed to the decrease in interest income.

INCOME TAXES

General

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below), the implementation of tax planning strategies and changes in tax laws. The tax effect of significant unusual items or changes in tax regulations is reflected in the period in which they occur. The Company’s effective tax rate for 2008 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2008, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $6.3 billion.

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

Year-Over-Year Changes in Tax Provision and Effective Tax Rate

The Company’s effective tax rate related to continuing operations for the years ended December 31, 2008, 2007 and 2006 was 24.7%, 25.8% and 22.4%, respectively.

The Company’s 2008 effective tax rate of 24.7% includes the impact of approximately $9.5 million, or $0.03 per diluted share, related to gains from the net reduction of reserves associated with uncertain tax positions and discrete items recorded primarily during the second quarter. In addition, the effective tax rate reflects a full year benefit of approximately $10 million from research and experimentation credits which were reinstated with the enactment of the Emergency Economic Stabilization Act of 2008 in the fourth quarter of 2008. The effective tax rate also reflects the impact of the continued growth in earnings outside of the United States. Refer to Note 13 in the Consolidated Financial Statements for additional information.

The Company’s 2007 effective tax rate from continuing operations of 25.8% reflects net discrete tax benefits of approximately $21 million, or $0.07 per diluted share. New tax legislation that was signed into law in several taxing jurisdictions during 2007, most notably in Germany and Denmark, reduced income tax rates for 2008 and future periods which resulted in a reduction in the Company’s deferred tax liabilities and a like reduction in 2007 income tax expense as required under SFAS No. 109, Accounting for Income Taxes. The lower statutory rates are expected to be offset by other statutory changes in these jurisdictions, such that the Company’s effective tax rate in future years will not be materially reduced as a result of the legislation. Partially offsetting the benefit from the above tax rate reduction was the effect of establishing income tax reserves during the year related to uncertain tax positions in various taxing jurisdiction, net of the reduction of tax reserves associated with Sweden.

The effective tax rate for 2009 is expected to be approximately 26%.

INFLATION

Market forces during the first nine months of 2008 resulted in generally higher average costs for raw materials, with prices of many raw materials reaching historic price levels early in the third quarter. These costs generally declined after reaching these historic levels. The Company passed along certain of these cost increases to its customers. The raw materials purchased at record high price levels have largely been consumed in the production process.

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

Interest Rate Risk

The Company’s short-term debt obligations relate primarily to commercial paper borrowings. Refer to Note 8 for information regarding the Company’s outstanding commercial paper balances as of December 31, 2008. As these obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect the Company’s results of operations. In 2008, a 100 percent increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $29 million. A 100 percent hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2008.

Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2008, the fair value of the Company’s fixed-rate long-term debt, excluding the LYONs, would decrease by approximately $65 million (the LYONs have not been included in this calculation as the value of the convertible debt is primarily derived from the LYONs conversion feature). The Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity and therefore, with respect to the fixed-rate long-term debt, fluctuations in market interest rates would not have an effect on the Company’s results of operations or stockholders’ equity.

In connection with the maturity and repayment of the Company’s $250 million aggregate principal amount of 6.1% notes in October 2008, the Company’s two associated interest rate swap agreements with an aggregate notional principal amount of $100 million matured. The swap agreements were accounted for as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and qualified as “effective” or “perfect” hedges.

Currency Exchange Rate Risk

Exchange rate risk arises from the Company’s investments in subsidiaries owned and operated in foreign countries, as well as from transactions with customers in countries outside the United States. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries, net of the translation effect of the Eurobonds, is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in major currencies, relative to the U.S. dollar at December 31, 2008 (net of the translation effect of the Company’s Eurobond Notes, discussed below) would result in a reduction of stockholders’ equity of approximately $396 million.

In addition, although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a substantial portion of its sales are generated in foreign currencies. Sales by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. The Eurobond Notes described below (which as of December 31, 2008 had outstanding borrowings in principal amount equivalent to $699 million) and the Euro-denominated portion of the Company’s commercial paper program (which as of December 31, 2008 had no outstanding borrowings), provide a natural hedge to a portion of the Company’s European net asset position.

In the fourth quarter of 2008, two wholly owned subsidiaries of the Company entered into foreign currency forward contracts related to anticipated sales denominated in currencies other than the functional currency of the subsidiaries entering the contracts. The forward contracts, having an aggregate notional amount of 3.4 billion Japanese Yen ($37.5 million) related to one subsidiary and an aggregate notional amount of 14.5 million Euro ($20.3 million) related to the second subsidiary, will be settled at various dates during the year ending December 31, 2009 in accordance with their terms. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company accounts for these forward contracts as cash flow hedges. These instruments qualify as “effective” or “perfect” hedges. As of December 31, 2008, the aggregate fair value of the forward contracts was approximately $2 million.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and temporary investments, foreign currency forward contracts and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.

In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and obtains collateral or other security when appropriate. Notwithstanding these efforts, the current distress in the global economy may increase the difficulty in collecting accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Although recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. The capital markets worldwide, including the United States, have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. This disruption has impacted credit spreads and pricing on new securities issuances. The Company’s credit facility is predominately with institutions that, to date, appear to be relatively unaffected by the disruption. The Company’s ability to access the commercial paper market has also not, to date, been affected adversely by the capital markets’ disruption. The Company continues to generate substantial cash from operating activities and believes that its cash flow and other sources of liquidity, primarily its commercial paper program and committed credit facility, will be sufficient to allow it to continue investing in existing businesses and strategic acquisitions and maintain its capital structure on a short and long-term basis. For a discussion of risks related to the distress in the financial markets and the global economy in general, please refer to “Item 1A. Risk Factors.”

Overview of Cash Flows and Liquidity

($ in millions)	For the Years Ended December 31
	2008	2007	2006
Operating cash flows from continuing operations	$1,859.0	$1,699.3	$1,530.8
Operating cash flows from discontinued operations	—	(53.5)	16.5

Net cash flows from operating activities	1,859.0	1,645.8	1,547.3

Purchases of property, plant and equipment	(193.8)	(162.1)	(136.4)
Cash paid for acquisitions	(423.2)	(3,576.6)	(2,656.1)
Cash paid for investment in acquisition target and other marketable securities	—	(23.2)	(84.1)
Proceeds from sale of investment and divestitures	—	301.3	98.5
Other sources	49.6	15.5	10.0

Investing cash flows from continued operations	(567.4)	(3,445.1)	(2,768.1)
Investing cash flows from discontinued operations	—	(0.7)	(1.3)

Net cash used in investing activities	(567.4)	(3,445.8)	(2,769.4)

Proceeds from the issuance of common stock	82.4	733.0	98.4
Net debt (repayments) / borrowings	(1,092.3)	1,131.0	1,145.0
Purchase of treasury stock	(74.2)	(117.5)	—
Payment of dividends	(38.2)	(34.3)	(24.6)

Net cash (used in) / provided by financing activities	(1,122.3)	1,712.2	1,218.8

•	Operating cash flow from continuing operations, a key source of the Company’s liquidity, increased $160 million during 2008, or approximately 9.5%, as compared to 2007.

•	Debt repayments constituted the most significant use of cash during 2008. The Company repaid approximately $1.1 billion of debt, net of new borrowings during this period.

•

The Company acquired seventeen businesses during 2008. Total consideration paid for these acquisitions was approximately $423 million in cash, including transaction costs and net of cash acquired and $8.5 million of debt assumed.

•	As of December 31, 2008, the Company held $393 million of cash and cash equivalents.

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

Operating cash flow from continuing operations, a key source of the Company’s liquidity, was approximately $1.9 billion for 2008, an increase of $160 million, or approximately 9.5% as compared to 2007. Earnings growth of $104 million in addition to an increase of approximately $39 million in contributions from operating working capital (which the Company defines as trade accounts receivable plus inventory less accounts payable) as compared to 2007 contributed to the overall year-over-year increase in operating cash flows. The 2008 operating working capital contribution increased primarily due to strong collections of accounts receivable. Operating cash flows during 2008 also benefited approximately $83 million from year-over-year increases in stock compensation, depreciation and amortization charges which do not require the use of cash. In addition, non-cash acquisition related charges incurred related to acquired inventory and acquired deferred revenue in connection with the 2007 acquisition of Tektronix had a positive impact on operating cash flow comparisons. Approximately $100 million of additional income tax payments made in 2008 related to continuing operations as compared to 2007 partially offset these positive factors.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities related to continuing operations was $567 million during 2008 compared to $3.4 billion of net cash used in the comparable period of 2007. Gross capital spending increased $32 million from $162 million during 2007 to $194 million during 2008, due primarily to capital spending relating to newly acquired businesses and increased spending related to investments in the Company’s low-cost region sourcing initiatives, new products and other growth opportunities. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2009, the Company expects capital spending to exceed $200 million, though actual expenditures will ultimately depend on business conditions.

Net cash used in investing activities related to continuing operations was $3.4 billion in 2007 compared to approximately $2.8 billion in 2006. Gross capital spending increased $26 million in 2007 from 2006 levels to $162 million.

As discussed below, the Company completed numerous business acquisitions and divestitures during 2008, 2007 and 2006. All of the acquisitions during this period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect the competitive nature of the process by which the businesses are acquired and the complementary strategic fit and resulting synergies these businesses are expected to bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 6 to the accompanying Consolidated Financial Statements.

2008 Acquisitions

The Company acquired seventeen companies or product lines during 2008 for consideration of approximately $423 million in cash, including transaction costs and net of cash acquired and $8.5 million of debt assumed. Each company acquired manufactures instrumentation and/or supply products in the life sciences, dental, product identification, environmental or test and measurement markets. These companies were acquired to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million.

2007 Acquisitions and Divestiture

In November 2007, the Company acquired all of the outstanding shares of Tektronix, Inc. for total cash consideration of approximately $2.8 billion, including transaction costs and net of cash and debt acquired. The Company initially financed the acquisition of Tektronix through the issuance of commercial paper and available cash (including proceeds from the underwritten public offering of 6.9 million shares of Danaher common stock completed on November 2, 2007). Subsequent to the acquisition, the Company issued $500 million of 5.625% senior notes due 2018 in an underwritten public offering and used the net proceeds from this offering to repay a portion of the commercial paper issued to finance the Tektronix acquisition.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash.

In addition, the Company acquired ten other companies or product lines during 2007 for consideration of approximately $273 million in cash, including transaction costs and net of cash acquired, and $4 million of debt assumed. Each company acquired manufactures instrumentation and/or supply products in the test and measurement, dental technologies, product identification, sensors and controls or environmental instruments markets. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these ten acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million.

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

In addition, in the last quarter of 2006 and first quarter of 2007, the Company acquired all of the outstanding shares of Vision for an aggregate cash purchase price of approximately $525 million, including transaction costs and net of $113 million of cash acquired and assumed $1.5 million of debt. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its last completed fiscal year prior to the acquisition. The pairing of Vision with the Company’s existing life science instrumentation business, Leica, has significantly broadened the Company’s product offerings in the anatomical pathology market and has expanded the sales and growth opportunities for both the Leica and Vision businesses. The Company believes that the pairing of Leica and Vision also created a broader base for the potential acquisition of complementary businesses in the life sciences industry.

Total consideration for the other nine businesses acquired during 2006 was approximately $213 million in cash, including transaction costs and net of cash acquired. In general, each manufactures instrumentation and/or supply products in the test and measurement, acute care diagnostics, water quality, product identification or sensors and controls markets. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual revenues of these nine acquired businesses, at the date of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $140 million.

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

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $1.1 billion during 2008 compared to $1.7 billion of cash provided during 2007. The year-over-year change was primarily due to repayment of a substantial portion of the commercial paper indebtedness incurred to finance the acquisitions of Tektronix and ChemTreat in 2007; the repurchase of shares of Danaher common stock pursuant to our stock repurchase program; repayment of the $250 million aggregate principal amount of 6.1% notes due 2008 (net of commercial paper issued to refinance such repayment); and dividends paid during 2008.

Total debt was $2,619 million at December 31, 2008 compared to $3,726 million at December 31, 2007. The Company’s debt as of December 31, 2008 was as follows:

•	$624 million of outstanding U.S. dollar denominated commercial paper;

•	$699 million (€500 million) aggregate principal amount of 4.5% guaranteed Eurobond Notes due 2013 (“Eurobond Notes”);

•	$500 million aggregate principal amount of 5.625% Senior Notes due 2018 (“2018 Notes”);

•	$620 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$176 million of other borrowings.

The Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except in connection with the change of control triggers described as follows. Under each of the Eurobond Notes and the 2018 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2008, the Company was in compliance with all of its debt covenants. For a discussion of the risks related to our indebtedness, please refer to “Item 1A. Risk Factors.”

Commercial Paper Program and Credit Facility

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. dollar and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the Credit Facility (described below) provides credit support for the program, the $1.45 billion of availability under the Credit Facility has the practical effect of reducing from $4.0 billion to $1.45 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. The Company classifies the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for part of the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on Bank of America’s prime rate or on the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. The Credit Facility requires the Company to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) as of the last day of each fiscal quarter of 0.65 to 1.00 or less. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of our commercial paper program. We expect to limit any borrowings under the Credit Facility to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our outstanding commercial paper as it matures.

During 2008, the Company utilized its commercial paper program to finance the repayment of the 6.1% notes due 2008. During 2007, the Company utilized its commercial paper program (as well as operating cash flow and the proceeds from the November 2007 common stock offering and December 2007 offering of the 2018 Notes), to fund the acquisitions of ChemTreat and Tektronix. As of December 31, 2008, $624 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 1.0% and an average maturity of approximately 13 days. As of December 31, 2008, there was no outstanding Euro-denominated commercial paper.

Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. We have not experienced difficulty in accessing the commercial paper market to date. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available operating cash flow and our Credit Facility to provide short-term funding. In such event, the cost of borrowings under our Credit Facility could be higher than the cost of commercial paper borrowings.

In connection with the financing of the Tektronix acquisition in November 2007, the Company entered into a $1.9 billion unsecured revolving bridge loan facility (the “Bridge Facility”), which provided additional credit support for the commercial paper program and was also available for working capital and other corporate purposes. In December 2007, Danaher reduced the amount of the Bridge Facility to $1.0 billion to minimize maintenance costs, and in May 2008 Danaher further reduced the facility to $0.5 billion. The Bridge Facility expired on November 11, 2008. There were no borrowings under either the Credit Facility or the Bridge Facility during 2008.

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

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2008, an aggregate of approximately 68,000 shares of Danaher common stock had been issued upon conversion of LYONs. As of December 31, 2008, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1.4 million of contingent interest on the LYONs for the year ended December 31, 2008. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

The $250 million of 6.1% notes due 2008 matured October 15, 2008 and were repaid from the proceeds of commercial paper borrowings.

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

During 2008, the Company repurchased 1.38 million shares of Company common stock in open market transactions at a cost of $74 million. During 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at a cost of $117 million. The 2008 and 2007 repurchases were funded from available cash and from proceeds from the issuance of commercial paper. At December 31, 2008, the Company had approximately 2 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Dividends

The Company declared a regular quarterly dividend of $0.03 per share that was paid on January 30, 2009 to holders of record on December 26, 2008. Aggregate cash payments for dividends during 2008 were $38 million.

Cash and Cash Requirements

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or the Credit Facility or, subject to availability, access the capital markets as needed for liquidity. Subject to market conditions and management’s judgment, the Company intends to seek to publicly issue debt securities prior to the end of the first quarter of 2009, the proceeds of which would be used to repay a portion of our outstanding commercial paper and/or for other general, corporate purposes. As of December 31, 2008, the Company held $393 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less. Of this amount, approximately $373 million was held outside the United States; repatriation of these amounts is either restricted or prohibited by local laws and/or would potentially trigger United States federal income taxes, less applicable foreign tax credits, as discussed below.

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

The provisions of the U.S. Pension Protection Act of 2006, enacted in August 2006 changed the minimum funding requirements for the Company’s U.S. pension plan beginning in 2009. During 2009, the Company’s cash contribution requirements for its U.S. pension plan are not expected to be significant. Funding requirements for the U.S. pension may become more significant commencing in the year ended December 31, 2010; however, the ultimate amounts to be contributed are dependent upon, among other things, underlying asset returns and the impact of recent legislative activity associated with pension funding obligations. Cash contributions during 2009 related to the Company’s non-U.S. pension plans are expected to be approximately $30 million.

CONTRACTUAL OBLIGATIONS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2008 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $536 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 13 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$2,590.7	$65.1	$9.2	$1,383.9	$1,132.5
Capital Lease Obligations (b)	28.6	1.1	2.4	3.0	22.1

Total Long-Term Debt	2,619.3	66.2	11.6	1,386.9	1,154.6
Interest Payments on Long-Term Debt and Capital Lease Obligations (c)	269.1	11.7	19.0	17.7	220.7
Operating Lease Obligations (d)	345.8	109.8	122.3	59.5	54.2
Other:
Purchase Obligations (e)	426.0	398.3	10.6	1.8	15.3
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (f)	1,817.5	—	296.5	253.2	1,267.8

Total	$5,477.7	$586.0	$460.0	$1,719.1	$2,712.6

(a)	As described in Note 8 to the Consolidated Financial Statements.
(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c)	Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2008. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(d)	As described in Note 11 to the Consolidated Financial Statements.
(e)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(f)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating costs guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these arrangements and are largely based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
	($ in millions)
Standby Letters of Credit and Performance Bonds	$255.1	$120.9	$85.5	$17.1	$31.6
Guarantees	172.1	84.9	5.3	1.3	80.6
Contingent Acquisition Consideration	72.4	40.1	7.6	5.1	19.6

Total	$499.6	$245.9	$98.4	$23.5	$131.8

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

In connection with five acquisitions, the Company has entered into agreements with the respective sellers to pay certain amounts in the future as additional purchase price. The Company enters into these types of arrangements to help bridge differences of opinion that the Company and the sellers may have over the appropriate value of the acquired business. The Company could pay nothing in the aggregate pursuant to these agreements, or a maximum of up to $72.4 million over the next 15 years depending on the performance of the respective businesses during the specified performance period.

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

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Danaher’s Amended and Restated By-laws provide for similar indemnification rights. In addition, Danaher intends to execute with each of its directors and executive officers an indemnification agreement with Danaher which will provide for substantially similar indemnification rights and under which Danaher will agree to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

Except as described above, as of December 31, 2008 the Company has not entered into any off-balance sheet financing arrangements and has no unconsolidated special purpose entities.

Legal Proceedings

Please refer to Note 12 to the Consolidated Financial Statements included in this Annual Report for information regarding certain litigation matters.

In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety”, the Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, automobile, aviation, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its cash flows, financial position, or results of operations.

The Company maintains third party insurance policies up to certain limits to cover certain liability costs in excess of predetermined retained amounts. For general liability risk (which includes product liability) and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of outside risk insurance professionals for product liability. In addition, outside risk insurances professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. While the Company actively pursues financial recoveries from insurance providers for claims paid associated with these risks, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2008 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the risk insurance reserves established are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Please see Note 7 to the Consolidated Financial Statements for information about the amount of our accruals for self-insurance and litigation liability.

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

Accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers. Recent deterioration in overall global economic conditions and worldwide credit markets heightens the uncertainties related to customers’ ability to pay and may increase the difficulty in collecting accounts receivable. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings and financial condition.

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

Acquired intangibles. The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company follows Statement of Financial Accounting Standards (SFAS) No. 142, the accounting standard for goodwill, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. The Company estimates the fair value of its reporting units using various valuation techniques with the initial estimate being calculated using a market based approach where fair value is estimated based on EBITDA multiples determined by available precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the precedent transaction EBITDA multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. To the extent the fair value as estimated by the market based approach exceeds the carrying value of a reporting unit by less than 30%, management performs an analysis using the income approach to estimate fair value utilizing a discounted cash flow analysis related to that reporting unit. Once completed, the results of the income and market approaches are reconciled and compared. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The Company’s annual goodwill impairment analysis, as described above, did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the first day of the Company’s fiscal fourth quarter, the annual testing date, ranged from approximately 1.4% to approximately 421%. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit. The results (expressed as a percentage of carrying value for the respective reporting unit) from this hypothetical 10% decrease in fair value ranged from a short fall of approximately 9% to an excess of approximately 369% for each of the Company’s reporting units. The carrying value of the Company’s individual reporting units ranges from approximately $13 million to approximately $2.5 billion.

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

Purchase accounting. In connection with its acquisitions, the Company formulates a plan related to the future integration of the acquired entity. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF No. 95-3), the Company accrues estimates for certain of the integration costs anticipated at the date of acquisition, including personnel reductions and facility closures or restructurings. Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. The Company establishes these accruals based on information obtained during the due diligence process, the Company’s experience in acquiring other companies, and information obtained after the closing about the acquired company’s business, assets and liabilities. The accruals established by the Company are inherently uncertain because they are based on limited information on the fair value of the assets and liabilities of the acquired business as well as the uncertainty of the cost to execute the restructuring plans for the business. If the accruals established by the Company are insufficient to account for all of the activities required to restructure the acquired entity, the Company would be required to incur an expense, which would adversely affect the Company’s net earnings. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. As a result of the implementation of SFAS No. 141 (revised 2007), “Business Combinations,” that became effective January 1, 2009, the provisions of EITF 95-3 will not be applicable to acquisitions completed subsequent to January 1, 2009. Acquisitions completed prior to December 31, 2008 will continue to apply the provisions of EITF 95-3. Refer to “New Accounting Standards” below for additional information.

Environmental. The Company has made a provision for environmental remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that potential remediation liability for properties currently or previously owned is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. We also estimate our exposure for probable environmental-related personal injury claims and accrue for this estimated liability. While the Company actively pursues insurance recoveries as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realization is deemed probable.

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

Contingent Liabilities. As discussed above, the Company is, from time to time, subject to a variety of litigation incidental to its business. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as potential amounts or ranges of probable losses, and if appropriate, recognizes a liability for these contingencies with the assistance of legal counsel and, if applicable, other professionals. These assessments require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or changes in the Company’s settlement strategy. For a discussion of these contingencies, including management’s judgment applied in the recognition and measurement of specific liabilities, refer to Note 12 of the Notes to Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

As discussed above under “—Legal Proceedings”, the Company maintains third party insurance policies up to certain limits to cover certain liability costs in excess of predetermined retained amounts for these liabilities and must establish and maintain reserves with respect to amounts within the self-insured retention. Please see “—Legal Proceedings” for a discussion of how reserves are established for self-insurance and litigation liability. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2008 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the risk insurance reserves established are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

Revenue Recognition: The Company derives revenues primarily from the sale of professional, industrial, medical and consumer products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sale upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale as required by SFAS No. 48, Revenue Recognition When Right of Return Exists. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price for the products purchased in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products). Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to maintenance agreements is recognized as revenue over the term of the agreement as required by FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Revenues for contractual arrangements with multiple elements are allocated pursuant to Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In the case of arrangements that include more than incidental software, the provisions of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, are applied. Revenues are recognized for the separate elements when the product or services have value on a stand-alone basis, fair value of the separate elements exist (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are identifiable as those elements are also sold unaccompanied by other elements.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options,

RSUs and restricted shares, based on the fair value of the award as of the grant date. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes equity-based compensation expense net of an estimated forfeiture rate and recognizes compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

Calculations of the amount of pension and other postretirement benefits costs and obligations depend on the assumptions used in the actuarial valuations. These include assumptions the Company makes relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions used by the Company. The assumptions used in the actuarial valuation include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. For the United States plan, the Company used a 6.25% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2008, which represents an increase of 25 basis points in the discount rate from December 31, 2007. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. A 25 basis point reduction in the discount rate used for the plans would have increased the U.S. and non-U.S. net obligation by $58 million ($38 million on an after tax basis) from the amount recorded in the financial statements at December 31, 2008.

For 2008, the expected long-term rate of return assumption applicable to assets held in the United States plan was estimated at 8% which is the same as the rate used in 2007. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in corporate bonds and bond index funds. Pension benefit for the U.S. plan for the year ended December 31, 2008 was $5 million (or $3 million on an after-tax basis), compared with pension expense of $13 million (or $8 million on an after-tax basis) for this plan in 2007. If the expected long-term rate of return on plan assets was reduced by 0.5%, pension expense for 2008 would have increased $6 million (or $4 million on an after-tax basis). The Company made no contributions to the U.S. plan in 2008. The Company’s non-U.S. plan assets are comprised of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.5% to 8.25% for 2008 and ranged from 0.75% to 7.5% for 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective and adopted by the Company as of the fiscal year ended December 31, 2006. The adoption of the recognition provisions of the standard reduced the amount of pension and other post-retirement liabilities as of December 31, 2006 by approximately $23 million and increased stockholders equity by approximately $15.6 million due to the recognition of previously unrecognized, over-funded positions in certain of the Company’s non-US pension plans and due to the recognition of actuarially determined prior service credits associated with the Company’s U.S. based retiree benefit program.

The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position was effective and adopted by the Company as of the year ended December 31, 2008. Prior to adoption of the measurement date provisions, the majority of the Company’s pension and postretirement plans used a September 30 measurement date. The adoption of the measurement date provisions of SFAS No. 158 increased long-term liabilities by approximately $6 million and decreased stockholders’ equity by approximately $4 million. There was no effect on the Company’s results of operations or cash flows.

The provisions of the U.S. Pension Protection Act of 2006, enacted in August 2006 changed the minimum funding requirements for the Company’s U.S. pension plan beginning in 2009. During 2009, the Company’s cash contribution requirements for its U.S. pension plan are not expected to be significant. Funding requirements for the U.S. pension may become more significant commencing in the year ending December 31, 2010; however, the ultimate amounts to be contributed are dependent upon, among other things, underlying asset returns and the impact of recent legislative activity associated with pension funding obligations. Cash contributions during 2009 related to the Company’s non-U.S. pension plans are expected to be approximately $30 million.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and impacts the accounting for acquisitions completed after January 1, 2009. The adoption of SFAS No. 141R will likely have an impact on the Company’s consolidated financial position and results of operations, however, the magnitude of that impact is dependent on the frequency and relative size of the acquisitions completed by the Company. In general, more frequent acquisition activity and relatively larger acquisitions will have a more significant impact. The adoption of SFAS No. 160 on the Company’s consolidated financial position and results of operations is not expected to be significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position and results of operations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 23, 2009 appears on page 63 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Danaher Corporation:

We have audited Danaher Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Danaher Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2008 the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 13, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109.” Also as discussed in Note 1, in 2006 the Company adopted the recognition provisions of SFAS No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2009

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 ($ in thousands, except per share data)

	2008	2007	2006
Sales	$12,697,456	$11,025,917	$9,466,056

Operating costs and expenses:
Cost of sales	6,757,262	5,985,022	5,268,996
Selling, general and administrative expenses	3,345,274	2,713,097	2,273,227
Research and development expenses	725,443	601,424	440,002
Other (income) expense	—	(14,335)	(16,379)

Total operating expenses	10,827,979	9,285,208	7,965,846

Operating profit	1,869,477	1,740,709	1,500,210
Interest expense	(130,174)	(109,702)	(79,375)
Interest income	10,004	6,092	8,008

Earnings from continuing operations before income taxes	1,749,307	1,637,099	1,428,843

Income taxes	(431,676)	(423,101)	(319,637)

Earnings from continuing operations	1,317,631	1,213,998	1,109,206

Earnings from discontinued operations, net of income taxes	—	155,906	12,823

Net earnings	$1,317,631	$1,369,904	$1,122,029

Earnings per share from continuing operations:
Basic	$4.13	$3.90	$3.60

Diluted	$3.95	$3.72	$3.44

Earnings per share from discontinued operations:
Basic	—	$0.50	$0.04

Diluted	—	$0.47	$0.04

Net earnings per share:
Basic	$4.13	$4.40	$3.64

Diluted	$3.95	$4.19	$3.48

Average common stock and common equivalent shares outstanding (in thousands):
Basic	319,361	311,225	307,984
Diluted	335,863	329,459	325,251

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ and shares in thousands)

	2008	2007
ASSETS

Current Assets:
Cash and equivalents	$392,854	$239,108

Trade accounts receivable, less allowance for doubtful accounts of $120,730 and $108,781, respectively	1,894,585	1,984,384
Inventories	1,142,309	1,193,615
Prepaid expenses and other current assets	757,371	632,660

Total current assets	4,187,119	4,049,767

Property, plant and equipment, net	1,108,653	1,108,634
Other assets	464,353	507,550
Goodwill	9,210,581	9,241,011
Other intangible assets, net	2,519,422	2,564,973

Total assets	$17,490,128	$17,471,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$66,159	$330,480
Trade accounts payable	1,108,961	1,125,600
Accrued expenses and other liabilities	1,569,977	1,443,773

Total current liabilities	2,745,097	2,899,853

Other long-term liabilities	2,383,299	2,090,630
Long-term debt	2,553,170	3,395,764
Stockholders’ equity:
Common stock - $0.01 par value, 1 billion shares authorized; 354,487 and 352,608 issued; 318,380 and 317,984 outstanding, respectively	3,544	3,526
Additional paid-in capital	1,812,963	1,718,716
Retained earnings	8,095,155	6,820,756
Accumulated other comprehensive income (loss)	(103,100)	542,690

Total stockholders’ equity	9,808,562	9,085,688

Total liabilities and stockholders’ equity	$17,490,128	$17,471,935

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 ($ in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$1,317,631	$1,369,904	$1,122,029
Less: earnings from discontinued operations, net of tax	—	155,906	12,823

Net earnings from continuing operations	1,317,631	1,213,998	1,109,206
Non-cash items, net of the effect of discontinued operations:
Depreciation	193,997	173,942	151,524
Amortization	145,290	94,550	64,173
Stock compensation expense	86,000	73,347	67,191
Change in deferred income taxes	27,691	29,870	24,154
Change in trade accounts receivable, net	71,403	(72,555)	(48,255)
Change in inventories	33,119	38,094	3,683
Change in accounts payable	3,713	103,800	75,927
Change in prepaid expenses and other assets	(4,773)	38,601	(14,962)
Change in accrued expenses and other liabilities	(15,042)	5,661	98,088

Total operating cash flows from continuing operations	1,859,029	1,699,308	1,530,729
Total operating cash flows from discontinued operations	—	(53,533)	16,522

Net cash flows from operating activities	1,859,029	1,645,775	1,547,251

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(193,783)	(162,071)	(136,411)
Proceeds from disposals of property, plant and equipment	1,088	15,537	9,988
Cash paid for acquisitions	(423,208)	(3,576,562)	(2,656,035)
Cash paid for investment in acquisition target and other marketable securities	—	(23,219)	(84,102)
Proceeds from sale of investment and divestitures	—	301,278	98,485
Proceeds from refundable escrowed purchase price	48,504	—	—

Total investing cash flows from continuing operations	(567,399)	(3,445,037)	(2,768,075)
Total investing cash flows from discontinued operations	—	(722)	(1,295)

Net cash used in investing activities	(567,399)	(3,445,759)	(2,769,370)

Cash flows from financing activities:
Proceeds from issuance of common stock	82,430	733,028	98,415
Payment of dividends	(38,259)	(34,275)	(24,589)
Purchase of treasury stock	(74,165)	(117,486)	—
Net (repayments) proceeds of borrowings (maturities of 90 days or less)	(905,567)	647,761	846,897
Proceeds of borrowings (maturities longer than 90 days)	72,652	493,705	757,490
Repayments of borrowings (maturities longer than 90 days)	(259,344)	(10,563)	(459,372)

Net cash (used in) generated by financing activities	(1,122,253)	1,712,170	1,218,841

Effect of exchange rate changes on cash and equivalents	(15,631)	9,112	5,537

Net change in cash and equivalents	153,746	(78,702)	2,259

Beginning balance of cash and equivalents	239,108	317,810	315,551

Ending balance of cash and equivalents	$392,854	$239,108	$317,810

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	in Capital	Earnings	Income (Loss)	Income
Balance, January 1, 2006	338,547	$3,385	$861,875	$4,324,369	$(109,279)
Net earnings for the year	—	—	—	1,122,029	—	$1,122,029
Dividends declared	—	—	—	(24,589)	—	—
Common stock based award activity	2,676	27	165,579	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	284,413	284,413
Adjustment for adoption of SFAS No. 158 (net of tax expense of $7,414 )	—	—	—	—	15,629	—
Minimum pension liability (net of tax expense of $1,289)	—	—	—	—	1,222	1,222

Balance, December 31, 2006	341,223	$3,412	$1,027,454	$5,421,809	$191,985	$1,407,664

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 13)	—	—	—	63,318	—
Net earnings for the year	—	—	—	1,369,904	—	$1,369,904
Dividends declared	—	—	—	(34,275)	—	—
Common stock issuance	6,900	69	550,433	—	—	—
Common stock issued in connection with LYONs’ conversion	49	1	2,487	—	—	—
Common stock based award activity (including 310 thousand restricted shares issued in connection with Tektronix acquisition)	4,436	44	255,828	—	—	—
Treasury stock purchase (1.64 million shares)	—	—	(117,486)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	305,758	305,758
Unrecognized pension and postretirement plan costs (net of tax expense of $22 million)	—	—	—	—	44,947	44,947

Balance, December 31, 2007	352,608	$3,526	$1,718,716	$6,820,756	$542,690	$1,720,609

Cumulative impact of change in measurement date for post - employment benefit obligations, net of taxes (SFAS No. 158 – see Note 9)	—	—	—	(4,973)	978	$978
Net earnings for the year	—	—	—	1,317,631	—	1,317,631
Dividends declared	—	—	—	(38,259)	—	—
Common stock based award activity	1,861	18	167,427	—	—	—
Common stock issued in connection with LYON’s conversion	18	—	985	—	—	—
Treasury stock purchase (1.38 million shares)	—	—	(74,165)	—	—	—
Unrecognized pension and postretirement plan costs (net of tax benefit of $155 million)	—	—	—	—	(287,248)	(287,248)
Decrease from translation of foreign financial statements	—	—	—	—	(359,520)	(359,520)

Balance, December 31, 2008	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)	$671,841

See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets professional, medical, industrial, commercial and consumer products and services which are typically characterized by strong brand names, proprietary technology and major market positions in four business segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used to enable or enhance the performance of their work. The Professional Instrumentation segment encompasses two strategic lines of business—environmental and test and measurement. These businesses produce and sell bench top and compact, professional electronic test tools and calibration equipment, a variety of video test and monitoring products, network management solutions, network diagnostic equipment and related services; water quality instrumentation and consumables and ultraviolet disinfection systems; and retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems. The Medical Technologies segment consists of businesses that offer research and clinical medical professionals various products and services that are used in connection with the performance of their work. Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic lines of business—product identification and motion, and two focused niche businesses, aerospace and defense and sensors & controls. These businesses produce and sell product identification equipment and consumables; motion, position, speed, temperature, and level instruments and sensing devices; liquid flow and quality measuring devices; aerospace safety devices and defense articles; and electronic and mechanical counting and controlling devices. The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks and custom-designed fasteners and components.

Accounting Principles—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with the continuing economic downturn and disruption in financial markets increases the possibility that actual results may differ from these estimates. For example, if one or more of our significant customers, or a group of less significant customers, becomes insolvent, the Company may be faced with uncollectible accounts receivable in excess of established reserves, preference actions that could require us to repay to the bankruptcy estate payments recently received from such customers, increased obsolete inventory and/or impairment of long-lived assets due to underutilized manufacturing capacity.

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

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of professional, medical, industrial, commercial and consumer products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sales upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale as required by SFAS No. 48, Revenue Recognition When Right of Return Exists. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price for the products purchased in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of a Vendor’s Products). Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to maintenance agreements is recognized as revenue over the term of the agreement as required by FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Revenues for contractual arrangements with multiple elements are allocated pursuant to Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In the case of arrangements that include more than incidental software, the provisions of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, are applied. Revenues are recognized for the separate elements when the product or services have value on a stand-alone basis, fair value of the separate elements exists (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are identifiable as those elements are also sold unaccompanied by other elements.

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

Restructuring— the Company periodically initiates restructuring activities to appropriately position the Company’s cost base for prevailing economic conditions and associated customer demand. The Company accounts for these restructuring activities in accordance with the requirements of SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.” Refer to Note 16 for additional information.

Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income within stockholders’ equity. Net foreign currency transaction gains or losses were not material in any of the years presented.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries ($ in millions).

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrecognized Pension and Post- Retirement Costs, Net of Income Tax	Total Accumulated Comprehensive Income (Loss)
Balance, January 1, 2006	$6.7	$(116.0)	$—	$(109.3)
Current-period change	284.5	1.2	—	285.7
Adoption of SFAS No. 158	—	114.8	(99.2)	15.6

Balance, December 31, 2006	291.2	—	(99.2)	192.0
Current-period change	305.8	—	44.9	350.7

Balance, December 31, 2007	$597.0	$—	$(54.3)	$542.7
Current-period change	(359.5)	—	(287.2)	(646.7)
Adoption of SFAS No. 158	—	—	0.9	0.9

Balance, December 31, 2008	$237.5	$—	$(340.6)	$(103.1)

See Notes 9 and 10 for additional information related to the minimum pension liability and unrecognized pension and post-retirement cost components of accumulated other comprehensive income (loss).

Accounting for Stock Options— The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair market value of the award as of the grant date. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes equity-based compensation expense net of an estimated forfeiture rate and recognizes compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Pension & Post Retirement Benefit Plans—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective and adopted by the Company as of the fiscal year ended December 31, 2006. The adoption of the recognition provisions of the standard reduced the amount of pension and other post-retirement liabilities as of December 31, 2006 by approximately $23 million and increased stockholders equity by approximately $15.6 million due to the recognition of previously unrecognized, over-funded positions in certain of the Company’s non-US pension plans and due to the recognition of actuarially determined prior service credits associated with the Company’s U.S. based retiree benefit program.

The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position was effective and adopted by the Company as of the year ended December 31, 2008. Prior to adoption of the measurement date provisions, the majority of the Company’s pension and postretirement plans used a September 30 measurement date. The adoption of the measurement date provisions of SFAS No. 158 increased long-term liabilities by approximately $6 million and decreased stockholders’ equity by approximately $4 million. There was no effect on the Company’s results of operations or cash flows.

New Accounting Pronouncements—See Note 19.

(2)	ACQUISITIONS:

The Company has completed a number of acquisitions during the years ended December 31, 2008, 2007 and 2006 that either strategically fit within the Company’s existing business portfolio or expand the Company’s portfolio into a new and attractive business area. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset appraisals; cost data related to redundant facilities; employee/personnel data related to redundant functions; product line integration and rationalization information; management capabilities; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company has reflected the impact of any significant pre-acquisition contingencies (as contemplated by SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises) related to its 2007 acquisitions in the final purchase price allocation for these acquisitions. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2008 acquisitions and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required.

The following briefly describes the Company’s acquisition and divestiture activity for the three years ended December 31, 2008.

The Company acquired seventeen companies or product lines during 2008 for consideration of approximately $423 million in cash, including transaction costs and net of cash acquired and $8 million of debt assumed. Each company acquired manufactures instrumentation and/or supply products in the life sciences, dental, product identification, environmental or test and measurement markets. These companies were acquired to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million. The Company has recorded a preliminary estimate of goodwill related to these acquisitions of $265 million reflecting the strategic fit and revenue and earnings growth potential of these businesses. The Company will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required.

In November 2007, the Company acquired all of the outstanding shares of Tektronix, Inc. (Tektronix) for total cash consideration of approximately $2.8 billion including transaction costs and net of cash and debt acquired. The Company initially financed the acquisition of Tektronix through the issuance of commercial paper and available cash (including proceeds from the underwritten public offering of 6.9 million shares of Danaher common stock completed on November 2, 2007 – refer to Note 15). Subsequent to the acquisition, the Company issued $500 million of 5.625% senior notes due 2018 in an underwritten public offering (refer to Note 8) and used the net proceeds from this offering to repay a portion of the commercial paper issued to finance the Tektronix acquisition. Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for the communications, computer, consumer electronics, and education industries – as well as military/aerospace, semiconductor, and a broad range of other industries worldwide and had revenues of $1.1 billion in its most recent completed fiscal year prior to the acquisition. Tektronix is part of the Company’s test and measurement business and its results are reported within the Professional Instrumentation segment. The $1.9 billion of goodwill recorded related to the acquisition of

Tektronix arose primarily due to the strategic fit of Tektronix with existing operations, the worldwide leadership position of Tektronix in its served markets and the revenue and earnings growth potential of this business. In addition, the Company allocated $60.4 million of the purchase price to in-process research and development reflecting the estimated fair value of this acquired intangible asset. This amount was immediately expensed in 2007.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. ChemTreat is a leading provider of industrial water treatment products and services, and had annual revenues of $200 million in its most recent completed fiscal year prior to the acquisition. ChemTreat is part of the Company’s environmental business and its results are reported within the Professional Instrumentation segment. The Company recorded $331 million of goodwill related to the acquisition of ChemTreat which arose primarily due to the expected revenue and earnings growth of this business.

In addition to completing the acquisitions of Tektronix and ChemTreat, the Company acquired ten other companies or product lines during 2007. Total consideration for these ten acquisitions was approximately $273 million in cash, including transaction costs and net of cash acquired, and $4 million of debt assumed. Each company acquired manufactures instrumentation and/or supply products in the test and measurement, dental technologies, product identification, sensors and controls or environmental instruments markets. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $250 million of goodwill related to these acquired businesses reflecting the strategic fit and revenue and earnings growth potential of these businesses. The aggregate annual sales of these ten acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million.

In the first quarter of 2007 and the last quarter of 2006, the Company acquired all of the outstanding shares of Vision Systems Limited (Vision) for an aggregate cash purchase price of approximately $525 million, including transaction costs and net of $113 million of cash acquired, and assumed debt of $1.5 million. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its most recent completed fiscal year prior to the acquisition. The Vision acquisition resulted in the recognition of goodwill of $432 million, of which $76 million was recorded in 2007. Goodwill associated with this acquisition primarily relates to Vision’s future revenue growth and earnings potential.

In May 2006, the Company acquired all of the outstanding shares of Sybron Dental Specialties, Inc. (Sybron Dental) for total consideration of approximately $2 billion, including transaction costs and net of approximately $94 million of cash acquired, and assumed approximately $182 million of debt. Substantially all of the assumed debt was subsequently repaid or refinanced prior to December 31, 2006. Danaher financed the acquisition of shares and the refinancing of the assumed debt primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. The Sybron acquisition resulted in the recognition of goodwill of $1.5 billion primarily related to Sybron’s future earnings and cash flow potential and the world-wide leadership position of Sybron in many of its served markets.

In addition to Sybron Dental and Vision, the Company acquired nine other companies and product lines in 2006 for total consideration of approximately $213 million in cash, including transaction costs and net of cash acquired. In general, each company manufactures instrumentation and/or supply products in the test and measurement, acute care diagnostics, water quality, product identification, or sensors and controls markets. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The Company recorded an aggregate of $130 million of goodwill related to these acquired businesses reflecting the strategic fit and revenue and earnings growth potential of these businesses. The aggregated annual sales of these nine acquired businesses at the dates of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $140 million.

In January 2006, the Company commenced an all cash tender offer for all of the outstanding ordinary shares of First Technology plc, a U.K. - based public company. In connection with the offer, the Company acquired an aggregate of 19.5% of First Technology’s issued share capital for $84 million. A competing bidder subsequently made an offer that surpassed the Company’s bid, and as a result the Company allowed its offer for First Technology to lapse. The Company tendered its shares into the other bidder’s offer and on April 7, 2006 received proceeds of $98 million from the sale of these shares, in addition to a $3 million break-up fee paid by First Technology to the Company. The Company recorded a pre-tax gain of approximately $14 million ($8.9 million after-tax, or $0.03 per diluted share) upon the sale of these securities including the related break-up fee, net of related transaction costs during the year ended December 31, 2006, which is included in “other (income) expense, net” in the accompanying Statement of Earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2008, 2007, and 2006 and the individually significant acquisitions in 2007 and 2006 discussed above ($ in thousands):

Overall	2008	2007	2006
Accounts receivable	$43,788	$200,199	$143,441
Inventory	56,370	207,336	136,855
Property, plant and equipment	30,139	202,203	116,388
Goodwill	264,557	2,455,473	2,009,826
Other intangible assets, primarily customer relationships, trade names and patents	88,668	884,263	865,449
In-process research and development	—	60,400	6,500
Refundable escrowed purchase price	—	48,504	—
Accounts payable	(16,112)	(57,617)	(50,057)
Other assets and liabilities, net	(35,921)	(420,418)	(389,200)
Assumed debt	(8,281)	(3,781)	(183,167)

Net cash consideration	$423,208	$3,576,562	$2,656,035

Significant 2007 Acquisitions	Tektronix	ChemTreat	All Others	Total
Accounts receivable	$149,315	$33,982	$16,902	$200,199
Inventory	181,753	6,541	19,042	207,336
Property, plant and equipment	185,567	10,655	5,981	202,203
Goodwill	1,874,578	330,847	250,048	2,455,473
Other intangible assets, primarily customer relationships, trade names and patents	720,000	72,000	92,263	884,263
In-process research and development	60,400	—	—	60,400
Refundable escrowed purchase price	48,504	—	—	48,504
Accounts payable	(35,919)	(11,468)	(10,230)	(57,617)
Other assets and liabilities, net	(401,308)	(17,891)	(1,219)	(420,418)
Assumed debt	—	—	(3,781)	(3,781)

Net cash consideration	$2,782,890	$424,666	$369,006	$3,576,562

Significant 2006 Acquisitions	Sybron Dental	Vision	All Others	Total
Accounts receivable	$103,335	$24,165	$15,941	$143,441
Inventory	108,777	24,709	3,369	136,855
Property, plant and equipment	91,769	20,703	3,916	116,388
Goodwill	1,523,348	356,967	129,511	2,009,826
Other intangible assets, primarily customer relationships, trade names and patents	686,900	102,003	76,546	865,449
In-process research and development	—	6,500	—	6,500
Accounts payable	(31,744)	(8,816)	(9,497)	(50,057)
Other assets and liabilities, net	(286,090)	(96,189)	(6,921)	(389,200)
Assumed debt	(181,671)	(1,496)	—	(183,167)

Net cash consideration	$2,014,624	$428,546	$212,865	$2,656,035

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

	2008	2007
Net sales	$12,909,456	$12,482,042

Net earnings from continuing operations	$1,323,749	$1,219,658

Diluted earnings per share from continuing operations	$3.97	$3.66

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within 12 months of the acquisition. The Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2008 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. As referenced in Note 19, under SFAS No. 141R, all restructuring costs associated with transactions that close in 2009 will be expensed as incurred rather than included as a component of the purchase price of the business.

Accrued liabilities associated with these exit activities include the following ($ in thousands):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, January 1, 2006	—	696	696
Headcount related to 2006 acquisitions	—	201	201
Adjustments to previously provided headcount estimates	—	(150)	(150)
Headcount reductions in 2006	—	(282)	(282)

Balance, December 31, 2006	—	465	465
Headcount related to 2007 acquisitions	—	61	61
Adjustments to previously provided headcount estimates	—	(133)	(133)
Headcount reductions in 2007	—	(64)	(64)

Balance, December 31, 2007	—	329	329
Headcount related to 2008 acquisitions	—	81	81
Adjustments to previously provided headcount estimates	878	(231)	647
Headcount reductions in 2008	(513)	(94)	(607)

Balance, December 31, 2008	365	85	450

Employee Termination Benefits:
Balance, January 1, 2006	$—	$27,888	$27,888
Accrual related to 2006 acquisitions	—	14,824	14,824
Adjustments to previously provided reserves	—	(1,069)	(1,069)
Costs incurred in 2008	—	(17,228)	(17,228)

Balance, December 31, 2006	—	24,415	24,415
Accrual related to 2007 acquisitions	—	1,181	1,181
Adjustments to previously provided reserves	—	(2,224)	(2,224)
Costs incurred in 2007	—	(14,068)	(14,068)

Balance, December 31, 2007	—	9,304	9,304
Accrual related to 2008 acquisitions	—	3,812	3,812
Adjustments to previously provided reserves	71,345	(6,193)	65,152
Costs incurred in 2008	(48,338)	(2,518)	(50,856)

Balance, December 31, 2008	$23,007	$4,405	$27,412

Facility Closure and Restructuring Costs:
Balance, January 1, 2006	$—	$22,578	$22,578
Accrual related to 2006 acquisitions	—	6,820	6,820
Adjustments to previously provided reserves	—	858	858
Costs incurred in 2006	—	(8,308)	(8,308)

Balance, December 31, 2006	—	21,948	21,948
Accrual related to 2007 acquisitions	—	521	521
Adjustments to previously provided reserves	—	288	288
Costs incurred in 2007	—	(9,462)	(9,462)

Balance, December 31, 2007	—	13,295	13,295
Accrual related to 2008 acquisitions	—	1,282	1,282
Adjustments to previously provided reserves	2,713	(4,053)	(1,340)
Costs incurred in 2008	(286)	(4,270)	(4,556)

Balance, December 31, 2008	$2,427	$6,254	$8,681

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

The key components of income from discontinued operations related to the power quality business for the years ended December 31 were as follows ($ in thousands):

	2007	2006
Net sales	$81,141	$130,348
Operating expense	72,239	112,565
Allocated interest expense	351	454

Earnings before taxes	8,551	17,329
Income taxes	(2,279)	(4,506)

Earnings from discontinued operations	6,272	12,823
Gain on sale, net of $61,369 of related income taxes	149,634	—

Earnings from discontinued operations, net of income taxes	$155,906	$12,823

(4)	INVENTORY:

The classes of inventory as of December 31 are summarized as follows ($ in thousands):

	2008	2007
Finished goods	$543,996	$547,742
Work in process	211,353	195,332
Raw material	386,960	450,541

	$1,142,309	$1,193,615

If the first-in, first-out (FIFO) method had been used for inventories valued at LIFO cost, such inventories would have been $24 million and $18 million higher at December 31, 2008 and 2007, respectively.

(5)	PROPERTY, PLANT AND EQUIPMENT:

The classes of property, plant and equipment as of December 31 are summarized as follows ($ in thousands):

	2008	2007
Land and improvements	$106,472	$105,096
Buildings	691,766	679,575
Machinery and equipment	1,793,617	1,726,426

	2,591,855	2,511,097
Less accumulated depreciation	(1,483,202)	(1,402,463)

	$1,108,653	$1,108,634

(6)	GOODWILL & OTHER INTANGIBLE ASSETS:

As discussed in Note 2, goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The Company’s annual impairment test was performed in the fourth quarters of 2008, 2007 and 2006 and no impairment was identified. The factors used by management in its impairment analysis are inherently subject to uncertainty, particularly in light of the recent deterioration in overall global economic conditions and worldwide credit markets, and may affect the carrying value of goodwill.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2006, 2007, and 2008 ($ in millions).

Balance January 1, 2006	$4,439
Attributable to 2006 acquisitions	2,010
Adjustments due to finalization of purchase price allocations	(38)
Effect of foreign currency translation	149

Balance December 31, 2006	$6,560
Attributable to 2007 acquisitions	2,455
Adjustments due to finalization of purchase price allocations	(12)
Effect of foreign currency translation	238

Balance December 31, 2007	$9,241
Attributable to 2008 acquisitions	265
Adjustments due to finalization of purchase price allocations	(20)
Effect of foreign currency translation	(275)

Balance December 31, 2008	$9,211

The carrying value of goodwill by segment as of December 31 is summarized as follows ($ in millions):

Segment	2008	2007
Professional Instrumentation	$3,802	$3,797
Medical Technologies	3,242	3,244
Industrial Technologies	1,973	2,006
Tools & Components	194	194

	$9,211	$9,241

Intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite – Lived Intangibles
Patents & technology	$494,047	$(142,850)	$460,976	$(84,669)
Other intangibles (primarily customer relationships)	1,237,702	(247,984)	1,268,820	(185,113)

Total finite – lived intangibles	1,731,749	(390,834)	1,729,796	(269,782)

Indefinite – Lived Intangibles
Trademarks & trade names	1,178,507	—	1,104,959	—

	$2,910,256	$(390,834)	$2,834,755	$(269,782)

Total intangible amortization expense in 2008, 2007 and 2006 was $145 million, $95 million and $64 million, respectively. Based on the intangible assets as of December 31, 2008, amortization expense is estimated to be $146 million during 2009, $139 million during 2010, $132 million during 2011, $125 million during 2012 and $119 million during 2013.

(7)	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities as of December 31 include the following ($ in thousands):

	2008		2007
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$583,175	$196,336	$509,049	$233,166
Claims, including self-insurance and litigation	94,770	77,144	88,787	70,184
Pension and postretirement benefits	35,175	833,325	35,000	408,000
Environmental and regulatory compliance	44,571	76,506	47,537	79,299
Taxes, income and other	244,407	1,145,737	237,458	1,261,233
Sales and product allowances	298,990	29,517	250,393	15,085
Warranty	95,910	12,000	98,200	12,500
Other, individually less than 5% of current or total liabilities	172,979	12,734	177,349	11,163

	$1,569,977	$2,383,299	$1,443,773	$2,090,630

Approximately $255 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2008. Refer to Note 13 for further discussion of the Company’s income tax obligations.

(8)	FINANCING:

The components of the Company’s debt as of December 31 were as follows ($ in thousands):

	2008	2007
Euro-denominated commercial paper	$—	$239,715
U.S. dollar-denominated commercial paper	623,728	1,311,211
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	699,400	729,600
6.1% notes due 2008	—	250,000
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	619,757	605,938
5.625% Senior Notes due 2018	500,000	500,000
Other	176,444	89,780

	2,619,329	3,726,244
Less – currently payable	66,159	330,480

	$2,553,170	$3,395,764

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. dollar and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the Credit Facility (described below) provides credit support for the program, the $1.45 billion of availability under the Credit Facility has the practical effect of reducing from $4.0 billion to $1.45 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. The Company classifies the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for part of the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. The Credit Facility can also be used for working capital and other general corporate purposes. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, or (2) a formula based on Bank of America’s prime rate or on the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. The Credit Facility requires the Company to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) as of the last day of each fiscal quarter of 0.65 to 1.00 or less. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the commercial paper program. The Company expects to limit any borrowings under the Credit Facility to amounts that would leave enough credit available under the facility so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures.

During 2008, the Company utilized its commercial paper program to finance the repayment of the 6.1% notes due 2008. During 2007, the Company utilized its commercial paper program (as well as operating cash flow and the proceeds from the November 2007 common stock offering and December 2007 offering of the 2018 Notes), to fund the acquisitions of ChemTreat and Tektronix. As of December 31, 2008, borrowings outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 1.0% and an average maturity of approximately 13 days. As of December 31, 2008, there was no outstanding Euro-denominated commercial paper.

In connection with the financing of the Tektronix acquisition in November 2007, the Company entered into a $1.9 billion unsecured revolving bridge loan facility (the “Bridge Facility”), which provided additional credit support for the commercial paper program and was also available for working capital and other corporate purposes. In December 2007, Danaher reduced the amount of the Bridge Facility to $1.0 billion to minimize maintenance costs, and in May 2008 Danaher further reduced the facility to $0.5 billion. The Bridge Facility expired on November 11, 2008. There were no borrowings under either the Credit Facility or the Bridge Facility during 2008.

In December 2007, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5.625% senior notes due 2018 “(2018 Senior Notes”). The net proceeds, after expenses and the underwriters’ discount, were approximately $493.4 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 25 basis points. As of December 31, 2008, the fair value of the 2018 Senior Notes approximated their carrying value.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed. As of December 31, 2008, the fair value of the Eurobond Notes was approximately $596 million.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2008, an aggregate of approximately 68,000 shares of Danaher common stock had been issued upon conversion of LYONs. As of December 31, 2008, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1.4 million of contingent interest on the LYONs for the year ended December 31, 2008. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity. As of December 31, 2008, the fair value of the LYONs was approximately $620 million.

The Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except in connection with the change of control triggers described as follows. Under each of the Eurobond Notes and the 2018 Senior Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of 2018 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. The Company’s outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2008, the Company was in compliance with all of its debt covenants.

The minimum principal payments during the next five years are as follows: 2009 - $66 million; 2010 - $8 million; 2011 - $4 million; 2012 - $628 million, 2013 - $758 million and $1,155 million thereafter.

The Company made interest payments of approximately $72 million, $95 million and, $48 million in 2008, 2007 and 2006, respectively.

(9)	PENSION BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. Benefit accruals under most of these plans have ceased. The Company also has noncontributory defined benefit pension plans which cover certain of the its non-U.S. employees, and under certain of these plans, benefit accruals continue. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using a measurement date of December 31, 2008 and September 30, 2007. The Company acquired Tektronix in November 2007, including its pension plan. The September 30, 2007 funded status in the table below includes the impacts of the Tektronix pension plans acquired as measured on the date of acquisition:

($ in millions)	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2008	2007	2008	2007
Change in pension benefit obligation
Benefit obligation at beginning of year	$1,276.8	$695.6	$659.6	$532.3
Adoption of SFAS No. 158 measurement provision	(0.5)	—	5.6	—
Service cost	7.3	3.0	14.9	14.0
Interest cost	72.7	44.7	32.0	24.4
Employee contributions	—	—	3.0	2.5
Amendments and other	—	—	(1.1)	(0.8)
Benefits paid and other	(85.5)	(47.4)	(35.0)	(30.8)
Acquisitions	15.5	563.7	—	114.9
Actuarial loss (gain)	(11.2)	17.2	0.8	(36.6)
Foreign exchange rate impact	—	—	(72.2)	39.7

Benefit obligation at end of year	1,275.1	1,276.8	607.6	659.6

Change in plan assets
Fair value of plan assets at beginning of year	1,200.5	581.3	411.5	315.1
Adoption of SFAS No. 158 measurement provision	(0.1)	—	1.4	—
Actual return on plan assets	(294.5)	78.5	(53.1)	20.6
Employer contributions	0.6	0.7	39.2	23.9
Employee contributions	—	—	3.0	2.5
Plan settlements	—	—	(0.8)	—
Benefits paid and other	(85.5)	(47.4)	(35.0)	(30.8)
Acquisitions	—	587.4	—	61.4
Foreign exchange rate impact	—	—	(50.6)	18.8

Fair value of plan assets at end of year	821.0	1,200.5	315.6	411.5
Funded status	(454.1)	(76.3)	(292.0)	(248.1)
Accrued contribution	—	—	—	9.7

Accrued benefit cost	$(454.1)	$(76.3)	$(292.0)	$(238.4)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	U. S. Plans		Non-U.S. Plans
	December 31, 2008	September 30, 2007	December 31, 2008	September 30, 2007
Discount rate	6.25%	6.00%	5.15%	5.15%
Rate of compensation increase	4.00%	4.00%	3.10%	3.20%

($ in millions)	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2008	2007	2008	2007
Components of net periodic pension cost
Service cost	$7.3	$3.0	$14.9	$14.0
Interest cost	72.7	44.7	32.0	24.4
Expected return on plan assets	(89.4)	(48.6)	(23.8)	(18.6)
Amortization of prior service credit	—	—	(0.3)	(0.2)
Amortization of net (gain) loss	4.1	14.0	(0.8)	1.4
Curtailment and settlement (gains) / losses recognized	—	—	—	0.1

Net periodic pension (benefit) cost	$(5.3)	$13.1	$22.0	$21.1

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U. S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Discount rate	6.00%	5.75%	5.15%	4.35%
Expected long-term return on plan assets	8.00%	8.00%	5.95%	5.55%
Rate of compensation increase	4.00%	4.00%	3.20%	2.95%

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $3.0 million ($2.0 million, net of tax) and unrecognized actuarial losses of $527.0 million ($343.1 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2008. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2009 is $0.3 million ($0.2 million, net of tax) and $39.5 million ($25.7 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2009.

Selection of Expected Rate of Return on Assets

For the years ended December 31, 2008, 2007, and 2006, the Company used an expected long-term rate of return assumption of 8.0% for the Company’s U.S. defined benefit pension plan. The Company intends on using an expected long-term rate of return assumption of 8.0% for 2009 for its U.S. plan. The expected long-term rate of return assumption for the non-U.S. plans was determined on a plan-by-plan basis based on the composition of assets and ranged from 1.50% to 8.25% in 2008 with a weighted average rate of return assumption of 5.95%.

Asset Information
(% of assets by asset categories at measurement date)
	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2008	2007	2008	2007
Equity securities	50%	66%	32%	41%
Debt securities	32%	34%	51%	42%
Other investments similar to equity	15%	—	15%	16%
Cash	3%	—	2%	1%

Total	100%	100%	100%	100%

Investment Policy

In connection with the acquisition of Tektronix in November 2007, the Company acquired approximately $589 million of assets associated with Tektronix’ existing U.S. pension plans and merged those assets with the assets included in the Company’s U.S. pension plan. Included in the Tektronix assets merged were investments in real estate, absolute return funds and private equity partnerships with similar characteristics to equity investments. The fair value of these investments at December 31, 2008 of approximately $125 million has been estimated by management based upon information supplied to the Company by the fund managers or the general partners, in the absence of readily determinable market values that are available on publicly traded securities. The merged Tektronix assets were not included in the in the 2007 investment allocation in the above table as the acquisition and associated merger of plan assets occurred subsequent to the 2007 measurement date of September 30, 2007.

The U.S. plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the asset portfolio is invested in corporate bonds and bond index funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s U.S. pension plan recorded in the financial statements.

Expected Contributions

The Company was not statutorily required to make contributions to the U.S. plan for 2008 or 2007. The Company contributed approximately $39 million to the non-U.S. plans during 2008. During 2009, the Company’s cash contribution requirements for its U.S. pension plan are not expected to be significant. Funding requirements for the U.S. pension may become more significant commencing in the year ended December 31, 2010; however, the ultimate amounts to be contributed are dependent upon, among other things, underlying asset returns and the impact of recent legislative activity associated with pension funding obligations. The Company expects to contribute approximately $30 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2009.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated.

($ in millions)	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2009	$105.9	$29.7	$135.6
2010	94.3	31.4	125.7
2011	96.4	32.2	128.6
2012	94.6	32.8	127.4
2013	98.3	32.7	131.0
2014-2018	556.7	171.2	727.9

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.

Expense for all defined benefit and defined contribution pension plans amounted to $97 million, $105 million and, $88 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(10)	OTHER POST RETIREMENT EMPLOYEE BENEFIT PLANS:

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using a measurement date of December 31, 2008 and September 30, 2007:

($ in millions)	Post Retirement Medical Benefits
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$131.2	$112.3
Adoption of SFAS No. 158 measurement provision	(1.7)	—
Service cost	1.3	1.2
Interest cost	7.1	6.5
Amendments and other	(6.3)	(0.3)
Actuarial loss (gain)	2.3	1.1
Acquisitions	—	20.8
Retiree contributions	1.5	1.9
Benefits paid	(13.0)	(12.3)

Benefit obligation at end of year	122.4	131.2

Change in plan assets
Fair value of plan assets at beginning and end of year	—	—

Funded status	(122.4)	(131.2)
Accrued contribution	—	2.9

Accrued benefit cost	$(122.4)	$(128.3)

At December 31, 2008, $109.5 million of the total underfunded status of the plan was recognized as long-term accrued post retirement liability since it is not expected to be funded within one year.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	2008	2007
Discount rate	6.25%	6.00%
Medical trend rate – initial	8.80%	9.00%
Medical trend rate – grading period	20 years	5 years
Medical trend rate – ultimate	4.00%	5.00%

The medical trend rate used to determine the post retirement benefit obligation was 8.8% for 2008. The rate decreases gradually to an ultimate rate of 4.0% in 2029, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

($ in millions)	Amount
2009	$12.9
2010	12.9
2011	12.8
2012	12.5
2013	12.1
2014-2018	56.8

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.7	$(0.6)
Effect on post retirement medical benefit obligation	7.1	(6.3)

	Post Retirement Medical Benefits
	2008	2007
Components of net periodic benefit cost ($ in millions)
Service cost	$1.3	$1.2
Interest cost	7.1	6.5
Amortization of loss	2.8	3.6
Amortization of prior service credit	(7.2)	(7.2)

Net periodic benefit cost	$4.0	$4.1

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $35.7 million ($23.2 million, net of tax) and unrecognized actuarial losses of $31.4 million ($20.4 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2008. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2009 is $7.9 million ($5.1 million, net of tax) and $3.2 million ($2.1 million, net of tax), respectively.

(11)	LEASES AND COMMITMENTS:

The Company’s operating leases extend for varying periods of time up to 10 years and, in some cases, contain renewal options. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $110 million in 2009, $72 million in 2010, $51 million in 2011, $34 million in 2012, $26 million in 2013 and $54 million thereafter. Total rent expense charged to income for all operating leases was $110 million, $103 million and, $84 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The following is a rollforward of the Company’s warranty accrual for the years ended December 31, 2008 and 2007 ($ in thousands):

Balance December 31, 2006	$97,378
Accruals for warranties issued during period	98,808
Changes in estimates related to pre-existing warranties	1,709
Settlements made	(104,974)
Additions due to acquisitions	17,779

Balance December 31, 2007	110,700
Accruals for warranties issued during period	98,080
Settlements made	(101,143)
Additions due to acquisitions	273

Balance December 31, 2008	$107,910

The Company selectively uses derivative financial instruments to manage currency exchange risk and does not hold derivatives for trading purposes. In the fourth quarter of 2008, two wholly-owned subsidiaries of the Company entered into foreign currency forward contracts related to anticipated sales denominated in currencies other than the functional currency of the subsidiaries entering the contracts. The forward contracts, having an aggregate notional amount of 3.4 billion Japanese Yen ($37.5 million) related to one subsidiary and an aggregate notional amount of 14.5 million Euro ($20.3 million) related to the second subsidiary, will be settled at various dates during the year ending December 31, 2009 in accordance with their terms. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company accounts for these forward contracts as cash flow hedges. These instruments qualify as “effective” or “perfect” hedges. As of December 31, 2008, the aggregate fair value of the forward contracts was approximately $2 million.

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

The Company is, from time to time, subject to a variety of litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits include claims for punitive and consequential as well as compensatory damages. While the Company maintains workers compensation, property, cargo, automobile, aviation, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as potential amounts or ranges of probable losses, and if appropriate recognizes a liability for these contingencies with the assistance of legal counsel and, if applicable, other professionals. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its cash flows, financial position, or results of operations.

The Company maintains third party insurance policies up to certain limits to cover certain liability costs in excess of predetermined retained amounts. For general liability risk (which includes product liability) and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of outside risk insurance professionals for product liability. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. While the Company actively pursues financial recoveries for claims paid from insurance providers associated with these risks, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2008 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate.

In addition, the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.

In addition to environmental compliance costs, the Company from time to time incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where the Company and others previously disposed of hazardous wastes require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under U.S. federal and state environmental laws and regulations. The Company has projects underway at a number of current and former manufacturing facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by it and its subsidiaries. The Company generally makes an assessment of the costs involved for remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that potential remediation liability for properties currently or previously owned is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also estimates its exposure for probable environmental-related personal injury claims and accrues for this estimated liability. While the Company actively pursues insurance recoveries as well as recoveries from other potentially responsible parties, it does not recognize any recoveries for environmental liability claims until realized.

The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. All provisions have been recorded without giving effect to any possible future third party recoveries. For the reasons described above, the Company cannot assure that its estimates of environmental liabilities will not change.

In view of the Company’s financial position and provisions for environmental remediation matters and environmental-related personal injury claims and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operations, financial condition or cash flow.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. The Company’s Amended and Restated By-laws provide for similar indemnification rights. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

(13)	INCOME TAXES:

The provision for income taxes from continuing operations for the years ended December 31 consists of the following ($ in thousands):

	2008	2007	2006
Current:
Federal U.S.	$207,025	$263,078	$141,085
Other than U.S.	180,401	103,511	133,827
State and local	16,560	26,642	20,571
Deferred:
Federal U.S.	90,065	70,953	29,604
Other than U.S.	(65,423)	(44,876)	(12,982)
State and Local	3,048	3,793	7,532

Income tax provision	$431,676	$423,101	$319,637

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying balance sheets. Deferred income taxes consist of the following ($ in thousands):

	2008	2007
Bad debt allowance	$31,179	$25,812
Inventories	84,154	80,040
Property, plant and equipment	(50,843)	(50,486)
Pension and postretirement benefits	230,134	87,921
Insurance, including self - insurance	(26,596)	(29,636)
Basis difference in LYONs Notes	(122,999)	(103,768)
Goodwill and other intangibles	(849,414)	(845,914)
Environmental and regulatory compliance	29,712	32,310
Other accruals and prepayments	227,725	194,879
Deferred service income	(193,635)	(181,886)
Stock compensation expense	67,575	50,093
Tax credit and loss carryforwards	203,202	221,244
All other accounts	14,394	283

Net deferred tax liability	$(355,412)	$(519,108)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense. Deferred taxes at December 31, 2008 associated with U.S. entities consisted of net deferred tax liabilities of approximately $479 million and deferred taxes associated with non-U.S. entities consisted of net deferred tax assets of approximately $124 million.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	0.7	1.2	1.5
Taxes on foreign earnings	(11.1)	(10.6)	(8.9)
German tax credit	—	—	(1.4)
Foreign tax credit valuation allowances	—	—	(2.4)
In-process research and development	—	1.3	—
Research and experimentation credits and other	0.1	(1.1)	(1.4)

Effective income tax rate	24.7%	25.8%	22.4%

The effective tax rate for 2008 of 24.7% reflects net discrete tax benefits of approximately $9.5 million, or $0.03 per diluted share. The discrete benefit is primarily associated with the reduction of valuation allowances related to net operating losses in Germany and Switzerland. The valuation allowances were reduced as it has become more likely than not that the net operating losses will be realized. Partially offsetting the benefit from the reduction of valuation allowances was the net effect of income tax reserves during the year related to uncertain tax positions in various jurisdictions.

The Company made income tax payments of $390 million, $335 million, and $204 million in 2008, 2007, and 2006, respectively. The Company recognized a tax benefit of $5 million, $66 million, and $36 million in 2008, 2007 and 2006, respectively, related to the exercise of employee stock options, which vested prior to the Company’s adoption of SFAS No. 123R and for which no expense was recognized. This benefit has been recorded as an increase to additional paid-in capital.

Included in deferred income taxes as of December 31, 2008 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $89 million (net of applicable valuation allowances of $136 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates through 2028. In addition, the Company had general business and foreign tax credit carryforwards of $65 million at December 31, 2008 and also has recorded a deferred tax asset for foreign credits of $49 million related to the indirect impact of certain unrecognized tax benefits (see below).

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits of $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of December 31, 2007, gross unrecognized tax benefits totaled $475 million ($408 million, net of offsetting indirect tax benefits and including $81 million associated with potential interest and penalties). As of December 31, 2008, gross unrecognized tax benefits totaled $447 million ($426 million, net of offsetting indirect tax benefits and including $89 million associated with potential interest and penalties). Upon adoption of SFAS No 141R effective January 1, 2009 (see Note 19) all unrecognized tax benefits at December 31, 2008 (including accrued interest and penalties) will impact the effective rate if ultimately recognized. Unrecognized tax benefits and associated accrued interest and penalties are included in “Taxes, income and other” in accrued expenses as detailed in Note 7.

The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions within its global operations in income tax expense. The Company recognized approximately $19 million and $24 million in potential interest and penalties associated with uncertain tax positions during 2008 and 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in thousands):

	2008	2007
Unrecognized tax benefits, beginning of year	$475,107	$331,701
Additions based on tax positions related to the current year	48,588	35,871
Additions for tax positions of prior years	25,095	63,315
Reductions for tax position of prior years	(47,567)	(37,075)
Acquisitions	—	62,122
Lapse of statute of limitations	(2,772)	(673)
Settlements	(26,384)	(2,043)
Effect of foreign currency translation	(25,175)	21,889

Unrecognized tax benefits, end of year	$446,892	$475,107

The Company and its subsidiaries are routinely examined by various taxing authorities. The Internal Revenue Service (“IRS”) has initiated examinations of certain of the Company’s Federal income tax returns for the years 2006 and 2007. In addition, the Company has subsidiaries in Germany, Canada, France, and various other states, provinces and countries that are currently under audit for years ranging from 2001 through 2007. To date, there have been no adjustments associated with in-process or recently settled audits that would have a material impact on the Company’s financial position or results of operations.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2001.

Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced up to $150 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered permanently reinvested overseas. As of December 31, 2008, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $6.3 billion. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

(14)	EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the year ended December 31, 2008, approximately 10.3 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings from continuing operations per share of common stock is summarized as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2008:	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,317,631	319,361	$4.13
Adjustment for interest on convertible debentures	10,369	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	4,531
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$1,328,000	335,863	$3.95

For the Year Ended December 31, 2007:	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,213,998	311,225	$3.90
Adjustment for interest on convertible debentures	10,033	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	6,245
Incremental shares from assumed conversion of the convertible debentures	—	11,989

Diluted EPS	$1,224,031	329,459	$3.72

For the Year Ended December 31, 2006:	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,109,206	307,984	$3.60
Adjustment for interest on convertible debentures	9,343	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	5,229
Incremental shares from assumed conversion of the convertible debentures	—	12,038

Diluted EPS	$1,118,549	325,251	$3.44

(15)	STOCK TRANSACTIONS:

On May 15, 2007, the Company’s shareholders voted to approve an amendment to Danaher’s Certificate of Incorporation to increase the number of authorized shares of common stock of Danaher to a total of one billion shares, $.01 par value. Danaher’s Certificate of Incorporation was amended to reflect this change on May 16, 2007.

On November 7, 2007, the Company completed the public offering of 6.9 million shares of its common stock at a price to the public of $82.25 per share. The net proceeds, after expenses and the underwriter’s discount, were $550 million. The proceeds were used, in part, to fund the 2007 acquisition of Tektronix (refer to Note 2).

Pursuant to the stock repurchase program authorized by the Company’s Board of Directors on April 21, 2005, during 2008, the Company repurchased 1.38 million shares of Company common stock in open market transactions at a cost of $74 million. During 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at a cost of $117 million. The 2008 and 2007 repurchases were funded from available cash and from proceeds from the issuance of commercial paper. At December 31, 2008, the Company had approximately 2 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

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

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan generally vest pro-rata over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting such that, in general, 50% of the RSUs granted vest (subject to satisfaction of the performance criteria) on each of the fourth and fifth anniversaries of the grant date. Certain of the Company’s executive officers and other employees have been awarded RSUs with different vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2008, approximately 7 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date.

The estimated fair value of the options granted during 2008 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes models for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.75 - 3.80%	3.68 - 4.77%	4.39 - 5.1%
Weighted average volatility	27%	22%	22%
Dividend yield	0.2%	0.1 - 0.2%	0.1%
Expected years until exercise	6 - 9.5	7.5 - 9.5	7.5 - 9.5

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

The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in thousands):

	Years Ended December 31,
	2008	2007	2006
Restricted Stock Units & Restricted Shares:
Pre-tax compensation expense	$25,109	$18,708	$12,561
Tax benefit	(8,789)	(6,548)	(4,396)

Restricted stock unit and restricted share expense, net of tax	$16,320	$12,160	$8,165

Stock Options:
Pre-tax compensation expense	$60,891	$54,639	$54,630
Tax benefit	(16,834)	(15,253)	(15,941)

Stock option expense, net of tax	$44,057	$39,386	$38,689

Total Share-Based Compensation:
Pre-tax compensation expense	$86,000	$73,347	$67,191
Tax benefit	(25,623)	(21,801)	(20,337)

Total share-based compensation expense, net of tax	$60,377	$51,546	$46,854

Stock based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Financial Statements as payroll costs of the employees receiving the rewards are recorded in selling, general and administrative expenses. As of December 31, 2008, $56 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 2 years. Unrecognized compensation cost related to stock options totaling $180 million as of December 31, 2008 is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock option plans as of December 31, 2008 and changes during the three years ended December 31, 2008 were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	23,392	$34.14
Granted	4,057	$62.60
Exercised	(2,676)	$23.07
Cancelled	(814)	$50.20

Outstanding at December 31, 2006	23,959	$39.65
Granted	3,106	$74.04
Exercised	(4,126)	$27.60
Cancelled	(711)	$52.85

Outstanding at December 31, 2007	22,228	$46.27
Granted	3,020	$77.90
Exercised	(1,789)	$37.83
Cancelled	(1,375)	$58.94

Outstanding at December 31, 2008	22,084	$50.49	6	$264,897

Vested and Expected to Vest at December 31, 2008	21,393	$49.79	6	$264,661

Exercisable at December 31, 2008	12,722	$37.48	4	$256,673

Options outstanding at December 31, 2008 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$20.73 to $30.64	5,022	$24.94	2.0	4,994	$24.91
$30.65 to $41.74	4,183	$35.78	4.0	4,182	$35.78
$41.75 to $57.14	4,187	$52.17	6.0	2,365	$51.90
$57.15 to $72.84	3,550	$63.17	8.0	784	$63.62
$72.85 to $83.39	5,142	$77.28	9.0	397	$76.16

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $64 million, $201 million and $110 million, respectively. Exercise of options during the years ended December 31, 2008, 2007 and 2006 resulted in cash receipts of $63 million, $113 million, and $60 million, respectively. The Company recognized a tax benefit of approximately $20 million, $66 million, and $36 million in 2008, 2007 and 2006, respectively related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units and restricted shares activity during the three years ended December 31, 2008:

	Number of RSUs / Restricted Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested at January 1, 2006	1,091	$49.94
Forfeited	(30)	56.70
Vested	—
Granted	536	62.13

Unvested at December 31, 2006	1,597	54.14
Forfeited	(48)	66.63
Vested	—
Granted	532	79.18

Unvested at December 31, 2007	2,081	59.96
Forfeited	(110)	71.61
Vested	(136)	67.51
Granted	229	75.54

Unvested at December 31, 2008	2,064	$60.57

(16)	RESTRUCTURING AND OTHER RELATED CHARGES:

The Company initiated a series of restructuring actions during the fourth quarter of 2008 to better position the Company’s cost base for future periods. As a result, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million, net of tax or $0.18 per diluted share) as indicated in the following table ($ in thousands):

	Total Expense	Paid / Settled	Accrued as of December 31, 2008
Restructuring Charges
Employee severance and related	$72,257	$(19,526)	$52,731
Facility exit and related	3,753	(1,167)	2,586

Total Restructuring	$76,010	$(20,693)	$55,317

Other Related Charges
Property, plant & equipment impairment	$1,557
Inventory impairment	4,398

Total Restructuring and Other Related Charges	$81,965

The restructuring and other related charges are intended to improve future operational efficiency through targeted workforce reductions and manufacturing facility consolidations and closures. The fourth quarter 2008 restructuring activities resulted in net workforce reductions of approximately 1,800 associates and thirteen facility closures, the majority of which have been completed as of December 31, 2008. Remaining workforce reductions and facility closure activities associated with the fourth quarter 2008 restructuring activities to be completed during 2009 are not significant.

Severance benefits related to workforce reductions were accrued in accordance with the requirements of SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.” The majority of severance benefits will be paid within twelve months of accrual. The severance benefits for affected employees were provided under a special-benefit arrangement; applicable union agreements; or local statutory requirements, as appropriate.

In conjunction with the closing of facilities, certain inventory was written off as unusable in future operating locations. This inventory consisted principally of component parts and raw materials, which were either redundant to inventory at the facilities being merged or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated. In addition, asset impairment charges have been recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to reduce the carrying amount of the long-lived asset that will be sold or disposed of to their estimated fair values. Charges for the asset impairment reduce the carrying amount of the long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

The nature of the restructuring and related activities were broadly consistent throughout the Company’s reportable segments and resulted in the pre-tax charges during the year ended December 31, 2008 as reflected in the table below ($ in thousands):

Segment	Restructuring Charges	Other Related Charges	Total Restructuring and Other Related Charges
Professional Instrumentation	$26,786	$2,027	$28,813
Medical Technologies	23,047	3,034	26,081
Industrial Technologies	22,199	894	23,093
Tools & Components	3,978	—	3,978

	$76,010	$5,955	$81,965

The restructuring and other related charges, consisting of $76 million cash charges and $6 million non-cash charges, are reflected in the following captions in the accompanying consolidated statement of earnings ($ in thousands):

Statement of Earnings Caption	Year Ended December 31, 2008
Cost of sales	$33,130
Selling, general and administrative expenses	48,835

$81,965

(17)	SEGMENT DATA:

The Company currently operates in four reportable segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2008, 2007 and 2006 is presented in the following table ($ in thousands):

	2008	2007	2006
Total Sales:
Professional Instrumentation	$4,860,764	$3,537,912	$2,906,464
Medical Technologies	3,277,026	2,997,986	2,219,976
Industrial Technologies	3,265,451	3,153,377	2,988,820
Tools & Components	1,294,215	1,336,642	1,350,796

	$12,697,456	$11,025,917	$9,466,056

Operating Profit:
Professional Instrumentation	$907,254	$709,502	$625,577
Medical Technologies	370,473	393,230	261,604
Industrial Technologies	522,112	532,477	467,737
Tools & Components	157,673	175,634	194,063
Other	(88,035)	(70,134)	(48,771)

	$1,869,477	$1,740,709	$1,500,210

Identifiable Assets:
Professional Instrumentation	$6,585,262	$6,692,014	$2,691,045
Medical Technologies	6,189,622	6,160,557	5,534,139
Industrial Technologies	3,394,792	3,536,156	3,623,745
Tools & Components	787,469	801,117	824,408
Other	532,983	282,091	190,814

	$17,490,128	$17,471,935	$12,864,151

Liabilities:
Professional Instrumentation	$1,295,015	$1,286,739	$784,195
Medical Technologies	1,521,717	1,489,739	1,482,332
Industrial Technologies	835,226	828,963	832,452
Tools & Components	227,003	214,784	238,740
Other	3,802,605	4,566,022	2,881,772

	$7,681,566	$8,386,247	$6,219,491

Depreciation and Amortization:
Professional Instrumentation	$130,427	$64,802	$48,830
Medical Technologies	123,481	119,673	84,284
Industrial Technologies	64,358	63,206	61,163
Tools & Components	21,021	20,811	21,420

	$339,287	$268,492	$215,697

Capital Expenditures, Gross
Professional Instrumentation	$40,941	$39,010	$34,478
Medical Technologies	61,725	47,618	31,609
Industrial Technologies	41,548	48,024	44,706
Tools & Components	24,375	20,908	25,618
Other	25,194	6,511	—

	$193,783	$162,071	$136,411

Operations in Geographical Areas

Year Ended December 31

($ in thousands)	2008	2007	2006
Total Sales:
United States	$6,646,609	$5,928,296	$5,108,477
Germany	1,799,397	1,294,624	1,460,199
China	771,881	397,246	320,053
United Kingdom	485,823	517,495	362,648
All other	2,993,746	2,888,256	2,214,679

	$12,697,456	$11,025,917	$9,466,056

Long-lived assets*:
United States	$8,393,908	$8,511,540	$5,471,426
Germany	1,553,787	1,430,396	1,494,135
United Kingdom	467,860	658,388	604,496
All other	2,887,454	2,821,844	1,856,162

	$13,303,009	$13,422,168	$9,426,219

*	Amounts presented for the year ended December 31, 2007 have been restated to reflect the finalization of the purchase accounting and associated allocation of long-lived assets, including goodwill and other intangible assets, to appropriate geographies related to the November 2007 acquisition of Tektronix.

	2008	2007	2006
Sales Originating outside the US:
Professional Instrumentation	$2,758,463	$1,935,506	$1,542,370
Medical Technologies	2,102,900	1,884,520	1,465,328
Industrial Technologies	1,653,193	1,579,805	1,464,208
Tools & Components	246,301	221,914	182,997

	$6,760,857	$5,621,745	$4,654,903

Sales by Major Product Group:

Year Ended December 31

($ in thousands)	2008	2007	2006
Analytical and physical instrumentation	$4,925,171	$3,561,375	$2,917,806
Medical & dental products	3,277,026	2,997,986	2,219,976
Motion and industrial automation controls	1,720,696	1,652,947	1,596,713
Mechanics and related hand tools	891,269	941,647	935,574
Product identification	872,417	886,080	854,033
Aerospace and defense	695,559	638,145	560,691
All other	315,318	347,737	381,263

Total	$12,697,456	$11,025,917	$9,466,056

(18)	QUARTERLY DATA-UNAUDITED ($ in thousands, except per share data):

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$3,028,874	$3,283,895	$3,208,181	$3,176,506
Gross profit	1,417,716	1,560,299	1,510,570	1,451,609
Operating profit	413,222	510,464	522,140	423,651
Net earnings	276,505	363,448	371,992	305,686

Earnings per share:
Basic	$0.87	$1.14	$1.16	$0.96
Diluted	$0.83	$1.09	$1.11	$0.92

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,521,704	$2,631,885	$2,731,151	$3,141,177
Gross profit	1,139,903	1,201,251	1,249,211	1,450,530
Operating profit	370,117	442,888	462,934	464,770
Earnings from continuing operations	251,616	307,656	334,501	320,225
Net earnings	254,804	311,154	483,721	320,225
Earnings per share from continuing operations:
Basic	$0.80	$1.00	$1.08	$1.02
Diluted	$0.77	$0.95	$1.03	$0.97

Earnings per share:
Basic	$0.81	$1.01	$1.56	$1.02
Diluted	$0.78	$0.96	$1.48	$0.97

(19)	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and impact the accounting for acquisitions completed after January 1, 2009. The adoption of SFAS No. 141R will likely have an impact on the Company’s consolidated financial position and results of operations; however, the magnitude of that impact is dependent on the frequency and relative size of the acquisitions completed by the Company. In general, more frequent acquisition activity and relatively larger acquisitions will have a more significant impact. The adoption of SFAS No. 160 on the Company’s consolidated financial position and results of operations is not expected to be significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial position and results of operations.

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

Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2008 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

H. Lawrence Culp, Jr., Danaher’s President and Chief Executive Officer, and a limited liability company of which Mr. Culp is the sole member (the “LLC”) and which holds certain of Mr. Culp’s outstanding stock options, on or before February 28, 2009 will enter into pre-arranged stock trading plans in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934 and Danaher’s policy with respect to the adoption of 10b5-1 plans. The plans are intended to allow Mr. Culp and the LLC to spread stock trades relating to expiring options over an extended period of time on pre-arranged dates.

Under the plans, Mr. Culp and the LLC may sell in the open market at prevailing prices on specified dates (subject to minimum price thresholds set forth in his plan) an aggregate of up to 2,000,000 shares to be acquired upon exercise of stock options that were granted to Mr. Culp in 2000 and are scheduled to expire in July 2010. Any sales will be made during the period from April 2009 until the plans terminate in December 2009. The transactions under the plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Certain other officers and directors of Danaher may from time to time enter into trading plans established in accordance with Rule 10b5-1. Except to the extent required by law, Danaher does not undertake to report Rule 10b5-1 plans that may be adopted by any officers or directors in the future or to report any modifications or terminations of any publicly announced trading plan.

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

ITEMS 10 THROUGH 14.

The information required under Items 10 through 14 is incorporated herein by reference to such information included in our Proxy Statement for our 2009 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I, hereof.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 104 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Page Number in Form 10-K
Schedules:

Report of Independent Registered Public Accounting Firm on Schedule	112

Valuation and Qualifying Accounts	113

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 14, 2007, among Danaher Corporation, Raven Acquisition Corp. and Tektronix *	Incorporated by reference to Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed with the Commission on October 15, 2007.

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008.

4	Danaher is a party to multiple long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended**

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan

10.4	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.5	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for U.S. Employees**	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

10.6	Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for non-U.S. Employees, as amended**

10.7	Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for U.S. Employees, as amended**

10.8	Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for non-U.S. Employees, as amended**

10.9	Amended and Restated Danaher Corporation 1998 Stock Option Plan**

10.10	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan**	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Form 10-K for the year ended December 31, 2004

10.11	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (U.S. Participants)**	Incorporated by reference to Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (non-U.S. Participants)**	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter September 29, 2006.

10.13	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program**

10.14	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended **

10.15	Danaher Corporation Senior Leader Severance Pay Plan**

10.16	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and amended as of December 30, 2008**

10.17	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.**	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003

10.18	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.**	Incorporated by reference to Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003

10.19	Offer letter dated as of May 4, 2000 by and between Danaher Corporation and Philip W. Knisely**	Incorporated by reference to Exhibit 10.8 to Danaher Corporation’s Form 10-K for the year ended December 31, 2002

10.20	Form of Noncompetition Agreement for Named Executive Officers (including schedule of parties)***	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Form 10-Q for the quarter ended July 2, 2004

10.21	Consulting Agreement by and between Danaher Corporation and Steven E. Simms dated March 11, 2008	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2008

10.22	Description of compensation arrangements for non-management directors**

10.23	Credit Agreement, dated as of April 25, 2006, among the lenders referred to therein, Banc of America Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Documentation Agents (“2006 Credit Agreement”)	Incorporated by reference to Exhibit (b)(1) to the Sybron Dental Specialties Schedule TO-T/A filed on April 26, 2006

10.24	First Amendment to 2006 Credit Agreement	Incorporated by reference to Exhibit 10.27 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007

10.25	Credit Agreement, dated as of November 13, 2007, among Danaher Corporation, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Lead Arranger and Book Manager, UBS Securities LLC, as Senior Managing Agent, and the lenders referred to therein (“2007 Credit Agreement”).	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 15, 2007

10.26	First Amendment to 2007 Credit Agreement	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2008

10.27	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.28	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.29	Dealer Agreement between Danaher European Finance S.A., as Issuer, Danaher Corporation, as Guarantor, and Lehman Brothers International (Europe), as Dealer and Arranger, dated May 8, 2006	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.30	Issuing and Paying Agency Agreement among Danaher European Finance S.A., Danaher Corporation and Deutsche Bank AG, London Branch dated May 8, 2006	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2006.

10.31	Management Agreement dated February 15, 2007 by and between FJ900, Inc. and Joust Capital, LLC****	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007.

10.32	Interchange Agreement dated February 15, 2007 by and between Danaher Corporation and Joust Capital, LLC*****	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007.

10.33	Form of Proprietary Interest Agreement for Named Executive Officers (with severance) ***

10.34	Form of Proprietary Interest Agreement for Named Executive Officers

10.35	Form of Director and Officer Indemnification Agreement

12.1	Calculation of ratio of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Danaher undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
**	Indicates management contract or compensatory plan, contract or arrangement.
***

Indicates management contract or compensatory plan, contract or arrangement. In addition, in accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into or will enter into an agreement with each Named Executive Officer named in the exhibit that is substantially identical in all material respects to the form of agreement attached, except as to the name of the counterparty.
****	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.31, except as to the name of the counterparty (Joust Capital II, LLC).
*****	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an interchange agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.32, except as to the name of the counterparty (Joust Capital II, LLC).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date: February 24, 2009	By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ H. LAWRENCE CULP, JR.	February 24, 2009
H. Lawrence Culp, Jr.
President, Chief Executive Officer and Director

/s/ STEVEN M. RALES	February 24, 2009
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 24, 2009
Mitchell P. Rales
Chairman of the Executive Committee

/s/ WALTER G. LOHR, JR.	February 24, 2009
Walter G. Lohr, Jr.
Director

/s/ DONALD J. EHRLICH	February 24, 2009
Donald J. Ehrlich
Director

/s/ MORTIMER M. CAPLIN	February 24, 2009
Mortimer M. Caplin
Director

/s/ JOHN T. SCHWIETERS	February 24, 2009
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 24, 2009
Alan G. Spoon
Director

/s/ LINDA P. HEFNER	February 24, 2009
Linda P. Hefner
Director

/s/ DANIEL L. COMAS	February 24, 2009
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 24, 2009
Robert S. Lutz
Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Danaher Corporation:

We have audited the consolidated financial statements of Danaher Corporation as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 23, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2009

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts			Write Offs, Write Downs & Deductions	Balance at End of Period
Year Ended December 31, 2008
Allowances deducted from asset account:
Allowance for doubtful accounts:	$108,781	$34,957	$1,920	(a	)	$24,928	$120,730
Year Ended December 31, 2007
Allowances deducted from asset account:
Allowance for doubtful accounts:	$102,369	$23,165	$5,340	(a	)	$22,093	$108,781
Year Ended December 31, 2006
Allowances deducted from asset account:
Allowance for doubtful accounts:	$89,994	$22,999	$6,728	(a	)	$17,352	$102,369

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.