Form 10-Q
period 2009-04-03
DANAHER CORP /DE/
filed 2009-04-23
CIK 313616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of common stock outstanding at April 17, 2009 was 318,744,792.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	April 3, 2009 (unaudited)	December 31, 2008 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$975,945	$392,854
Trade accounts receivable, net	1,707,133	1,894,585
Inventories:
Finished goods	506,222	543,996
Work in process	220,455	211,353
Raw material and supplies	407,123	386,960

Total inventories	1,133,800	1,142,309
Prepaid expenses and other current assets	680,403	757,371

Total current assets	4,497,281	4,187,119

Property, plant and equipment, net of accumulated depreciation of $1,504,472 and $1,483,202, respectively	1,077,692	1,108,653
Other assets	500,178	464,353
Goodwill	9,123,050	9,210,581
Other intangible assets, net	2,474,913	2,519,422

Total assets	$17,673,114	$17,490,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$77,180	$66,159
Trade accounts payable	930,819	1,108,961
Accrued expenses	1,466,756	1,569,977

Total current liabilities	2,474,755	2,745,097

Other liabilities	2,354,613	2,383,299
Long-term debt	2,840,790	2,553,170
Stockholders’ equity:
Common stock - $0.01 par value	3,548	3,544
Additional paid-in capital	1,854,088	1,812,963
Retained earnings	8,323,305	8,095,155
Accumulated other comprehensive income (loss)	(177,985)	(103,100)

Total stockholders’ equity	10,002,956	9,808,562

Total liabilities and stockholders’ equity	$17,673,114	$17,490,128

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Sales	$2,627,744	$3,028,874

Operating costs and expenses:
Cost of sales	1,369,135	1,611,158
Selling, general and administrative expenses	757,495	818,390
Research and development expenses	160,895	186,104

Total operating expenses	2,287,525	2,615,652

Operating profit	340,219	413,222

Interest expense	(24,057)	(40,669)
Interest income	665	3,522

Earnings before income taxes	316,827	376,075

Income taxes	(79,115)	(99,570)

Net earnings	$237,712	$276,505

Net earnings per share:
Basic	$0.74	$0.87

Diluted	$0.72	$0.83

Average common stock and common equivalent shares outstanding:
Basic	319,336	318,803
Diluted	333,481	335,974

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Comprehensive Income
Balance, December 31, 2008	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)

Net income	—	—	—	237,712	—	$237,712
Dividends declared	—	—	—	(9,562)	—	—
Common stock based award activity	355	4	41,125	—	—	—
Decrease from translation of foreign financial statements	—	—	—	—	(74,885)	(74,885)

Balance, April 3, 2009	354,842	$3,548	$1,854,088	$8,323,305	$(177,985)	$162,827

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net earnings	$237,712	$276,505
Non-cash items:
Depreciation	45,391	50,080
Amortization	35,405	37,014
Stock compensation expense	23,931	20,832
Change in trade accounts receivable, net	198,886	(55,362)
Change in inventories	(1,974)	(60,258)
Change in accounts payable	(150,524)	(10,381)
Change in prepaid expenses and other assets	75,775	82,878
Change in accrued expenses and other liabilities	(147,923)	(8,150)

Net cash flows from operating activities	316,679	333,158

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(36,408)	(38,960)
Proceeds from disposals of property, plant and equipment	334	222
Cash paid for acquisitions	—	(62,566)
Cash paid for other investments	(33,978)	—
Proceeds from refundable escrowed purchase price	—	48,504

Net cash used in investing activities	(70,052)	(52,800)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,198	27,288
Payment of dividends	(9,562)	(9,553)
Net repayments of borrowings (maturities of 90 days or less)	(422,027)	(349,484)
Proceeds of borrowings (maturities longer than 90 days)	744,615	48,426
Repayments of borrowings (maturities longer than 90 days)	(3,800)	(2,118)

Net cash provided by (used in) financing activities	326,424	(285,441)

Effect of exchange rate changes on cash and equivalents	10,040	(206)

Net change in cash and equivalents	583,091	(5,289)

Beginning balance of cash and equivalents	392,854	239,108

Ending balance of cash and equivalents	$975,945	$233,819

Supplemental disclosures:
Cash interest payments	$16,856	$19,261
Cash income tax payments	$33,807	$27,764

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”).

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 3, 2009 and December 31, 2008, and its results of operations and cash flows for the three months ended April 3, 2009 and March 28, 2008. The adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, by the Company, effective January 1, 2009, did not impact the Company as noncontrolling interests included in the Company’s consolidated financial statements are not significant.

Total comprehensive income was $163 million and $455 million for the first quarter of 2009 and 2008, respectively. Total comprehensive income for 2009 includes the change in cumulative foreign translation adjustment. Total comprehensive income for 2008 includes the change in cumulative foreign translation adjustment as well as the cumulative impact of the change in the measurement date for post-employment benefit obligations in accordance with SFAS No. 158. Refer to footnotes 1 and 9 in the 2008 Annual Report on Form 10-K regarding the adoption of SFAS No.158.

NOTE 2. ACQUISITIONS

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. During the year ended December 31, 2008, the Company acquired seventeen companies or product lines to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. Each company acquired manufactures instrumentation and/or supply products in the life sciences, dental, product identification, environmental or test and measurement markets. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2008, please refer to Note 2 to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K. Subsequent to April 3, 2009, the Company completed the acquisition of three businesses. The businesses acquired manufacture instrumentation and/or supply products in the test and measurement, environmental and sensors and controls markets and had annual aggregate sales of approximately $50 million based on the acquired business’ revenues in their respective last completed fiscal year.

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

Three Months Ended March 28, 008
Sales	$3,240,874
Net earnings	271,437

Diluted earnings per share	$0.82

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. For acquisitions completed prior to December 31, 2008, the Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2008 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. Amounts accrued associated with acquisitions completed prior to December 31, 2008 are based on decisions finalized through April 3, 2009.

Accrued liabilities associated with these exit activities include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2008	365	85	450
Adjustments to previously provided headcount estimates	—	4	4
Headcount reductions in 2009	(355)	(45)	(400)

Balance, April 3, 2009	10	44	54

Employee Termination Benefits:
Balance, December 31, 2008	$23,007	$4,405	$27,412
Adjustments to previously provided reserves	—	(1,248)	(1,248)
Costs incurred in 2009	(14,833)	(828)	(15,661)

Balance, April 3, 2009	$8,174	$2,329	$10,503

Facility Closure and Restructuring Costs:
Balance, December 31, 2008	$2,427	$6,254	$8,681
Adjustments to previously provided reserves	(226)	2,473	2,247
Costs incurred in 2009	(405)	(833)	(1,238)

Balance, April 3, 2009	$1,796	$7,894	$9,690

As a result of the adoption of SFAS No. 141 (revised 2007), “Business Combinations,” on January 1, 2009, the provisions of EITF 95-3 are not applicable to acquisitions completed subsequent to December 31, 2008 and all restructuring related costs will be expensed as incurred.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee of the Board of Directors determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. As of April 3, 2009, approximately 5 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended April 3, 2009:

Risk-free interest rate	2.08-2.71%
Weighted average volatility	35%
Dividend yield	0.2%
Expected years until exercise	6.0 to 9.5

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

The following table summarizes the components of the Company’s stock-based compensation programs reported as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements ($ in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$6,041	$6,653
Tax benefit	(2,114)	(2,329)

Restricted stock unit and restricted share expense, net of tax	$3,927	$4,324

Stock Options:
Pre-tax compensation expense	$17,890	$14,179
Tax benefit	(4,742)	(3,943)

Stock option expense, net of tax	$13,148	$10,236

Total Share-Based Compensation:
Pre-tax compensation expense	$23,931	$20,832
Tax benefit	(6,856)	(6,272)

Total share-based compensation expense, net of tax	$17,075	$14,560

As of April 3, 2009, $76 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. Unrecognized compensation cost related to stock options totaling $187 million as of April 3, 2009 is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of April 3, 2009 and changes during the three months ended April 3, 2009 were as follows:

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in ($000’s)
Outstanding at January 1, 2009	22,084	$50.49
Granted	1,399	$52.59
Exercised	(355)	$36.15
Forfeited	(223)	$69.03

Outstanding at April 3, 2009	22,905	$50.66	5	$226,880

Vested and Expected to Vest at April 3, 2009	21,304	$49.97	5	$226,670

Vested and Exercisable at April 3, 2009	12,746	$37.87	4	$223,449

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 3, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the quarters ended April 3, 2009 and March 28, 2008 was $6 million and $13.9 million, respectively. Exercise of options during the first quarters of 2009 and 2008 resulted in cash receipts of $12 million and $17.9 million, respectively. The Company realized a tax benefit of approximately $2.3 million in the quarter ended April 3, 2009 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of April 3, 2009:

	Number of RSUs / Restricted Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested at January 1, 2009	2,064	$60.57
Forfeited	(22)	$62.40
Vested and issued	—	—
Granted	534	$52.59

Unvested at April 3, 2009	2,576	$58.90

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2008	$9,211
Adjustments to purchase price allocations	(5)
Effect of foreign currency translations	(83)

Balance, April 3, 2009	$9,123

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price. The carrying value of goodwill at April 3, 2009, for the Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components segments is $3,751 million, $3,206 million, $1,972 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The Company’s annual impairment test was performed in the fourth quarter of 2008 and updated as necessary during the first quarter of 2009 and no impairment was identified. The factors used by management in its impairment analysis are inherently subject to uncertainty, particularly in light of the recent deterioration in overall global economic conditions and worldwide credit markets. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

NOTE 5. FINANCING TRANSACTIONS

The components of the Company’s debt as of April 3, 2009 and December 31, 2008 were as follows ($ in millions):

	April 3, 2009	December 31, 2008
U.S. dollar-denominated commercial paper	$190	$624
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	674	699
5.625% notes due 2018	500	500
5.4% notes due 2019	750	—
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	623	620
Other borrowings	181	176

Total	2,918	2,619
Less – currently payable	77	66

Long-term debt	$2,841	$2,553

For a full description of the Company’s debt financing, please refer to Note 8 of the Company’s 2008 Annual Report on Form 10-K and the description of the 2019 Notes set forth below.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of April 3, 2009, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 13 days. There was no outstanding Euro-denominated commercial paper as of April 3, 2009. Credit support for part of the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012.

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. In March 2009, the Company used the shelf registration statement to complete an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.93% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of our outstanding commercial paper with the balance of the net proceeds invested in cash and cash equivalents and expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and capital expenditures. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points.

The Company has classified the borrowings under the commercial paper programs at April 3, 2009 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

NOTE 6. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 12 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The liability, shown in the table below, is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

In certain cases the Company will sell extended warranty or maintenance agreements. The proceeds from these agreements are deferred and recognized as revenue over the term of the agreement.

The following is a rollforward of the Company’s warranty accrual for the three months ended April 3, 2009 ($ in thousands):

Balance, December 31, 2008	$107,910
Accruals for warranties issued during the period	22,656
Settlements made	(24,681)

Balance, April 3, 2009	$105,885

The Company selectively uses derivative financial instruments to manage currency exchange risk and does not hold derivatives for trading purposes. In the fourth quarter of 2008, two wholly-owned subsidiaries of the Company entered into foreign currency forward contracts related to anticipated sales denominated in currencies other than the functional currency of the subsidiaries entering the contracts. A portion of the contracts were settled in the three months ended April 3, 2009. The remaining open forward contracts, having an aggregate notional amount of 2.6 billion Japanese Yen ($25.9 million) as of April 3, 2009 related to one subsidiary and an aggregate notional amount of 13 million Euro ($17.5 million) also as of April 3, 2009, related to the second subsidiary, will be settled at various dates during the nine month period ending December 31, 2009 based on their terms. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company accounts for these forward contracts as cash flow hedges. These instruments qualify as “effective” or “perfect” hedges. As of April 3, 2009 the aggregate fair value of the forward contracts was approximately $3 million.

NOTE 7. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three months ended April 3, 2009 and March 28, 2008 respectively ($ in millions):

	Pension Benefits
	U.S.		Non-U.S.
	2009	2008	2009	2008
Service cost	$0.6	$2.1	$2.9	$3.7
Interest cost	19.1	18.6	7.2	8.3
Expected return on plan assets	(21.1)	(22.6)	(4.3)	(6.2)
Amortization of loss / (gain)	2.5	1.4	0.7	(0.1)
Amortization of prior service credits	—	—	(0.1)	(0.1)
Other	—	—	0.6	—

Net periodic cost	$1.1	$(0.5)	$7.0	$5.6

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $3.0 million ($2.0 million, net of tax) and unrecognized actuarial losses of $527.0 million ($343.1 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the market value of the plan assets less accrued pension costs as of December 31, 2008. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2009 is $0.3 million ($0.2 million, net of tax) and $13.3 million ($8.6 million, net of tax), respectively. In the U.S., amortization of actuarial losses is based on the market related value of plan assets rather than the market value as permitted by SFAS No. 87, which has the effect of moderating the charge or credit for significant changes in the market value of plan assets. No plan assets are expected to be returned to the Company during the year ending December 31, 2009.

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three months ended April 3, 2009 and March 28, 2008 respectively ($ in millions):

	Other Post- Retirement Benefits
	2009	2008
Service cost	$0.3	$0.3
Interest cost	1.8	1.9
Amortization of prior service credits	(2.0)	(1.8)
Amortization of loss	0.8	0.8

Net periodic cost	$0.9	$1.2

Employer Contributions

During the three months ended April 3, 2009, no contributions have been made to the U.S. plan and there are no significant anticipated statutory funding requirements for the remainder of 2009. The Company’s total 2009 contributions to non-U.S. plans are estimated to be approximately $30 million.

NOTE 8. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the year three months ended April 3, 2009, approximately 10.4 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share is summarized as follows (in thousands, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended April 3, 2009:

Basic EPS	$237,712	319,336	$0.74
Adjustment for interest on convertible debentures	2,461	—
Incremental shares from assumed exercise of dilutive options	—	2,174
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$240,173	333,481	$0.72

For the Three Months Ended March 28, 2008:

Basic EPS	$276,505	318,803	$0.87
Adjustment for interest on convertible debentures	2,563	—
Incremental shares from assumed exercise of dilutive options	—	5,194
Incremental shares from assumed conversion of the convertible debentures	—	11,977

Diluted EPS	$279,068	335,974	$0.83

NOTE 9. RESTRUCTURING AND OTHER RELATED CHARGES

To minimize the impact of the recessionary economic conditions, during the fourth quarter of 2008 the Company initiated restructuring actions to better position the Company’s cost base for future periods. These activities were substantially completed during the fourth quarter of 2008. In connection with these actions, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million, net of tax or $0.18 per diluted share). The restructuring and other related charges improved operational efficiency through targeted workforce reductions and manufacturing facility consolidations and closures. Approximately 93% of the total pre-tax charges required cash payments, which were being funded with cash generated from operations. Through April 3, 2009, approximately $54 million of required cash payments had been made. For a full description of the Company’s fourth quarter 2008 restructuring activities, please refer to Note 16 of the Company’s 2008 Annual Report on Form 10-K.

NOTE 10. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2008 Annual Report on Form 10-K. There has been no material change in total assets or liabilities by segment. Segment results for the first quarter of 2009 and 2008 are shown below ($ in thousands):

	Sales		Operating Profit
	2009	2008	2009	2008
Professional Instrumentation	$1,010,363	$1,155,859	$179,119	$190,718
Medical Technologies	717,059	758,212	77,145	86,832
Industrial Technologies	650,127	798,635	89,328	117,771
Tools & Components	250,195	316,168	16,603	37,101
Other	—	—	(21,976)	(19,200)

	$2,627,744	$3,028,874	$340,219	$413,222

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of April 3, 2009.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, written statements or other documents filed with or furnished by us to the SEC, in our press releases or in our communications and discussions through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit, profit margins, expenses and cost-reduction activities, our effective tax rate, our tax provision and changes to our tax provision, tax audits, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; plans, strategies and objectives of management for future operations, including statements relating to anticipated operating performance, new product and service developments, purchase commitments, potential acquisitions and synergies, potential offerings of securities, our stock repurchase program and executive compensation; growth and other trends in markets we sell into; economic conditions and the anticipated duration of the current economic downturn; the impact of adopting new accounting pronouncements; the outcome of outstanding claims, legal proceedings or other contingent liabilities; planned restructuring activities, including estimates of the scope, timing and cost of such activities; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Danaher intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Deteriorating general economic conditions and uncertainties in the global financial markets may adversely affect our operating results and financial condition.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our revenues could decline further if the markets into which we sell our products continue to decline or do not grow as anticipated.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	Any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	Our indebtedness may limit our operations and our use of our cash flow.

•	We may be required to recognize impairment charges for our long-lived assets.

•	Foreign currency exchange rates may adversely affect our results of operations and financial condition.

•

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

•

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

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

•	We have experienced and may continue to experience higher costs to produce our products as a result of rising prices for commodities.

•

If we cannot adjust our purchases of materials, components and equipment required for our manufacturing activities to reflect changing market conditions or customer demand, our income and results of operations may suffer.

•	If we cannot adjust our manufacturing capacity to reflect the demand for our products, our income and results of operations may suffer.

•	Changes in governmental regulations may reduce demand for our products or increase our expenses.

•

Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur incremental costs.

•	Adverse changes in our relationships with, or the financial condition or performance of, key distributors, resellers and other channel partners could adversely affect our results of operations.

•	The inability to hire, train and retain a sufficient number of qualified officers and other employees could impede our ability to compete successfully.

•	International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

•	Cyclical economic conditions have affected and may continue to adversely affect our financial condition and results of operations.

•	If we suffer loss to our facilities, distribution systems or information technology systems due to catastrophe, our operations could be seriously harmed.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Forward-looking statements speak only as of the date of the report, press release, statement, document, webcast, call or other presentation in which they are made. The Company does not assume any obligation to update any forward-looking statement. See Part I — Item 1A of Danaher’s 2008 Annual Report on Form 10-K for a further discussion regarding some of the reasons that actual results may differ materially from the results contemplated by our forward-looking statements.

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

Danaher is a multinational corporation with global operations. In 2008, approximately 53% of Danaher’s sales were derived outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. For example, in those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy. Danaher’s geographic and industry diversity, as well as the diversity of its product sales and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results although the breadth of the current economic downturn has affected most of Danaher’s markets.

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges and opportunities in the markets and geographies served, including contraction in the world’s major economies, access to funding in the global capital markets, trends toward increased utilization of the global labor force, consolidation of competitors, the expansion of market opportunities in Asia and volatility in raw material costs. The Company regularly evaluates market needs and conditions with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.

Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future. In addition, the Company’s order rates are indicative of the Company’s revenue in the short term and thus a key measure of anticipated performance.

Business Performance

During the fourth quarter of 2008, worldwide credit markets and overall global economic conditions deteriorated significantly, resulting in a general decline in worldwide demand for the Company’s products and services. While differences exist among the Company’s businesses, demand for the Company’s products and services continued to deteriorate through the first three months of 2009 resulting in lower overall sales for the first three months of 2009 as compared to the comparable period of 2008. Net earnings also declined as a result of the lower sales volumes, although not at the same rate as the decline in sales as operating profit margins in the first quarter 2009 benefited from fourth quarter 2008 restructuring actions and ongoing efforts to reduce material costs and other operating expenses. Moderate growth experienced in certain of the Company’s medical technologies and environmental businesses was more than offset by weak demand in the Company’s industrial and consumer oriented businesses. Geographically, demand in the U.S. and Europe remains generally soft, demand in China was down slightly compared to 2008, while emerging economies demand declined significantly. The current economic uncertainties suggest that global demand will continue to contract. In particular, the Company expects further contraction in the industrial technologies and tools and components segments as well as portions of its test and measurement business.

To minimize the impact of the recessionary economic conditions, during the fourth quarter of 2008 the Company initiated restructuring actions to better position the Company’s cost base for future periods. These activities were substantially completed during the fourth quarter of 2008. In connection with these actions, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million, net of tax or $0.18 per diluted share). The restructuring and other related charges improved operational efficiency through targeted workforce reductions and manufacturing facility consolidations and closures. Approximately 93% of the total pre-tax charges required cash payments, which were funded with cash generated from operations. Through April 3, 2009, approximately $54 million of required cash payments had been made and substantially all activities associated with the announced actions are complete. As a result of the fourth quarter 2008 restructuring actions, the Company expects to realize annual pre-tax savings in excess of $100 million during 2009 and future years. Please refer to the Company’s 2008 Annual Report on Form 10-K and associated Management Discussion and Analysis for further discussion regarding the fourth quarter 2008 restructuring activities.

In light of the continued weakness in demand in most of the Company’s end markets, the Company has determined that significant additional restructuring actions are appropriate to further adjust the Company’s ongoing cost structure. As a result, the Company has revised its estimate of pre-tax restructuring costs to be incurred during 2009 to a range of $150 to $170 million from the estimated range of $40 to $60 million indicated in the Company’s 2008 Annual Report on Form 10-K. These actions are expected to include targeted workforce reductions and facility consolidations and closures resulting in a net workforce reduction of approximately 2,300 associates and the closure or consolidation of 16 sales and manufacturing facilities.

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

On average, the U.S. dollar was stronger against other major currencies during the first quarter 2009 as compared to the first quarter 2008. As a result of the average stronger U.S. dollar during the quarter, currency exchange rates decreased reported sales for the first quarter of 2009 by approximately 5.5% as compared to the same period of 2008. If the exchange rates in effect as of April 3, 2009 prevail throughout the remainder of 2009, currency exchange rates will adversely impact 2009 sales by approximately 4% relative to the Company’s performance in 2008. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s sales and results of operations. Any weakening of the U.S. dollar against other major currencies would benefit the Company’s sales and results of operations on an overall basis.

Although recent distress in the financial markets has not had a significant impact on the Company’s financial position or liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely affect the Company’s access to the commercial paper markets, the Company would expect to rely on a combination of cash flow from operations, available cash and existing committed credit facilities to provide short-term funding. Please refer to the “Liquidity and Capital Resources” section for additional discussion. Consistent with past practice, the Company will also continue to actively manage working capital with a view to maximizing cash flow.

RESULTS OF OPERATIONS

Consolidated sales for the first quarter of 2009 decreased approximately 13% as compared to the first quarter of 2008. Sales from existing businesses for the first quarter (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effects) declined approximately 10% on a year-over-year basis. The decline in sales from existing businesses includes the impact of four additional business days in the first quarter of 2009 as compared to the first quarter of 2008. The second and fourth quarters of 2009 will have fewer days than the comparable periods in 2008. The impact of currency translation on sales decreased reported sales by approximately 5.5% as the U.S. dollar was stronger against other major currencies in the first quarter of 2009 compared to the first quarter of 2008.

Partially offsetting these declines was approximately 2.5% of sales growth provided by recently acquired businesses. The growth in sales from acquisitions in the first quarter 2009 is related to seventeen acquisitions completed during 2008 to complement existing units of the Professional Instrumentation, Medical Technologies and Industrial Technologies segments.

Operating profit margins for the Company were 12.9% in the first quarter of 2009 compared to 13.6% in the comparable period of 2008. The decrease in operating profit margins in the first quarter of 2009 is primarily a result of the lower sales volumes during the first quarter 2009 partially offset by year-over-year cost savings attributable to the Company’s fourth quarter 2008 restructuring actions and ongoing efforts to reduce material costs and other operating expenses. The dilutive effect of acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 25 basis points. Year-over-year operating profit margin comparisons were favorably impacted by 85 basis points as a result of fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the first quarter 2008 in connection with the November 2007 acquisition of Tektronix. These charges were fully recognized in 2008 and will have no continuing impact on the Company’s reported results of operations.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
Professional Instrumentation	$1,010,363	$1,155,859
Medical Technologies	717,059	758,212
Industrial Technologies	650,127	798,635
Tools and Components	250,195	316,168

	$2,627,744	$3,028,874

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

Professional Instrumentation Selected Financial Data ($ in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
Sales	$1,010,363	$1,155,859
Operating profit	179,119	190,718
Depreciation and amortization	32,565	33,631
Operating profit as a % of sales	17.7%	16.5%
Depreciation and amortization as a % of sales	3.2%	2.9%

Components of Sales Change	% Change 1st Quarter 2009 vs. 1st Quarter 2008
Existing businesses	(11.5)%
Acquisitions	3.5%
Impact of currency translation	(4.5)%

Total	(12.5)%

Segment Overview

Sales decreased in both of the segment’s strategic lines of business during the first quarter 2009 as compared to the first quarter 2008. Lower demand and the negative impact of foreign currency translation on reported sales during the first quarter 2009 more than offset sales growth from acquisitions and price increases of approximately 2% which is reflected in the sales change from existing businesses.

Operating profit margins increased 120 basis points in the first quarter 2009 as compared to the first quarter 2008. Year-over-year comparisons for the first quarter 2009 were favorably impacted by 225 basis points as a result of fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the first quarter 2008 in connection with the November 2007 acquisition of Tektronix. These charges were fully recognized in 2008 and will have no continuing impact on the Company’s reported results of operations. The dilutive effect of acquired businesses adversely impacted the year-over-year comparisons by approximately 60 basis points. The impact of lower sales levels in the first quarter 2009, partially offset by the year-over-year cost savings attributable to the Company’s fourth quarter 2008 restructuring actions and ongoing efforts to reduce material costs and other operating expenses, also reduced operating profit margins in the quarter.

Overview of Businesses within the Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing 54% of segment sales in the quarter, declined 1.5% in the first quarter of 2009 compared to the comparable period of 2008. Sales growth from existing businesses of 1% and sales growth from acquisitions of 4.5% was more than offset by the impact of currency translation which reduced reported sales by 7%.

The Company’s water quality businesses experienced low-single digit revenue growth from existing businesses for the first quarter 2009 as compared to the same period of 2008. This growth was primarily a result of increased sales in the ultraviolet water treatment product line reflecting strength in the municipal wastewater treatment and drinking water markets. Sales of specialty water treatment consumable products also increased. Sales in the businesses’ laboratory and process instrumentation product lines were essentially flat on a year-over-year basis.

The retail petroleum equipment business’ sales from existing businesses for the first quarter 2009 were essentially flat as compared to the same period of 2008. Sales growth in the first quarter 2009 was driven in part by the recent launch of an enhanced vapor recovery product in North America and strong sales of point-of-sale retail and payment solution product offerings in both North America and Europe. Vapor recovery sales are expected to moderate in the second half of the year due to the timing of regulatory requirements that are helping to drive these sales. Soft demand for the business’ dispensing equipment, primarily in Europe, offset this growth as major oil companies delayed or canceled capital spending. In addition, the delivery of a large dispensing equipment order in India during the first quarter of 2008 that did not repeat in 2009 adversely impacted first quarter 2009 sales on a year-over-year basis.

Test and Measurement. Test and measurement sales, representing 46% of segment sales in the quarter, declined 23% during the first quarter of 2009 as compared to the first quarter of 2008. Sales from existing businesses accounted for a 22% sales decline and the impact of currency translation reduced reported sales by 3%. Acquisition related sales growth of 2% partially offset these declines.

Lower demand across all instrumentation related product lines, as well as continued reductions in inventory levels in the distribution channel, drove the majority of the sales decline. The decline in sales was driven primarily by weak demand in Europe, North America and, to a lesser extent, Latin America. Demand in the electronics and semiconductor end markets was particularly soft during the first quarter 2009. Partially offsetting the sales decline was moderate growth, on a smaller revenue base, experienced in certain emerging markets, primarily the Middle East and Africa. The Company’s network and communication business declined at a lower rate than the overall segment reflecting strength in the network management solutions business.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer research and clinical medical professionals various products and services that are used in connection with the performance of their work.

Medical Technologies Selected Financial Data ($ in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
Sales	$717,059	$758,212
Operating profit	77,145	86,832
Depreciation and amortization	28,547	32,051
Operating profit as a % of sales	10.8%	11.5%
Depreciation and amortization as a % of sales	4.0%	4.2%

Components of Sales Change	% Change 1st Quarter 2009 vs. 1st Quarter 2008
Existing businesses	(1.5)%
Acquisitions	4.5%
Impact of currency translation	(8.5)%

Total	(5.5)%

Segment Overview

The segment’s acute care diagnostic, life sciences instrumentation and pathology diagnostic, and dental consumables businesses experienced sales growth during the first quarter 2009 as compared to the first quarter 2008. Sales growth as result of price increases across the segment, reflected in the sales change from existing businesses, was approximately 1%. This growth was more than offset by sales volume declines in the segment’s dental technologies businesses.

Operating profit margins decreased 70 basis points in the first quarter 2009 as compared to the first quarter 2008. The decrease in operating profit margins is primarily a result of the lower sales volumes experienced during the first quarter of 2009 in addition to costs incurred for certain restructuring actions taken during the quarter. Partially offsetting the impact of the these declines were the year-over-year cost savings attributable to the Company’s fourth quarter 2008 restructuring actions and ongoing efforts to reduce material costs and other operating expenses. The first quarter 2009 operating profit margins were also impacted adversely by 25 basis points due to the dilutive effect of acquired businesses.

Overview of Businesses within the Medical Technologies Segment

The segment’s acute care diagnostics business experienced a high-single digit growth rate in the first quarter of 2009 compared to 2008. Sales growth was driven by continued strong aftermarket consumable sales for the business’ installed base of blood gas analyzers. Sales growth was experienced in all major geographies with growth rates in Europe and Asia higher than growth rates in North America.

The segment’s life science instrumentation and pathology diagnostics businesses experienced a low-single digit growth rate in the first quarter of 2009 compared to the same period of 2008. Growth in sales of consumable products in the pathology diagnostic business as well as confocal and compound microscopy equipment serving the life sciences research market was partially offset by lower demand for instrumentation serving the industrial end market. Demand for instrumentation from hospitals also softened as a result of lower capital spending budgets.

The segment’s dental businesses experienced mid-single digit sales declines in the first quarter of 2009 as compared to the first quarter of 2008 as low-teens sales declines in the dental technologies businesses was partially offset by a low-single digit growth rate in the dental consumables businesses. Growth in the dental consumables businesses was primarily driven by strong sales in the orthodontia product line due to the recent launch of a new product, as well as an increase in sales of endodontic and infection control products. A decline in demand for the majority of the product offerings in the dental technologies’ business, as customers continue to delay or cancel capital spending decisions, resulted in a low-teens sales rate decline experienced in these businesses. Inventory reductions in certain distribution channels in the dental technologies’ businesses also contributed to the sales decline.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic lines of business, motion and product identification, and two focused niche businesses, aerospace and defense, and sensors and controls. These businesses produce and sell product identification equipment and consumables; precision motion control equipment; instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time; instruments, controls and systems used by the electric utility industry; and aerospace safety devices and defense articles.

Industrial Technologies Selected Financial Data ($ in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
Sales	$650,127	$798,635
Operating profit	89,328	117,771
Depreciation and amortization	14,365	15,949
Operating profit as a % of sales	13.7%	14.8%
Depreciation and amortization as a % of sales	2.2%	2.0%

Components of Sales Change	% Change 1st Quarter 2009 vs. 1st Quarter 2008
Existing businesses	(12.0)%
Acquisitions	—
Impact of currency translation	(6.5)%

Total	(18.5)%

Segment Overview

Sales declines from the segment’s motion, product identification and sensors and controls businesses more than offset sales growth from existing businesses in certain of the segment’s niche businesses as well as sales growth of approximately 1% as a result of price increases across the segment.

Operating profit margins in the segment were 110 basis points lower in the first quarter of 2009 as compared to the first quarter of 2008. The decrease in operating profit margins is primarily a result of the lower sales volumes experienced during the first quarter of 2009 partially offset by year over year cost savings attributable to the Company’s fourth quarter 2008 restructuring actions and ongoing efforts to reduce material costs and other operating expenses.

Overview of Businesses within the Industrial Technologies Segment

Motion. Sales in the Company’s motion businesses, representing 28% of segment sales in the quarter, declined 31% in the first quarter of 2009 as compared to the comparable 2008 period. Sales from existing businesses declined 23.5% and the impact of currency translation reduced reported sales by 7.5%.

Sales from existing businesses declined in the first quarter 2009 as compared to the first quarter 2008 as a result of weak demand for all of the businesses’ product offerings, with the exception of the products supporting the aerospace and defense end markets. While broad-based, particular weakness was experienced in the businesses’ electronics assembly, flat panel display, lift truck and elevator markets. The weak demand for products supporting these end markets is primarily attributable to the overall deterioration in the current economic environment.

Product Identification. The product identification businesses, representing 28% of segment sales in the quarter, declined 16% in the first quarter of 2009 as compared to the comparable period of 2008. Sales from existing businesses declined approximately 8% and the impact of currency translation reduced reported sales by 8%. The impact of sales growth related to acquisitions on year-over-year basis was negligible.

Sales declines from existing businesses resulted primarily from weak customer demand for core marking and coding equipment as customers continued to delay or cancel capital spending decisions in the current economic environment. A modest decline in consumable product sales associated with the installed base of marking and coding equipment was partially offset by an increase in service demand. Order rates in the integrated scanning system product line on a year-over-year basis indicate that the business will contract in the second quarter of 2009 due in part to the freeze in capital spending at the U.S. Postal Service.

Focused Niche Businesses. The segment’s existing niche businesses experienced mid-single digit sales declines in the first quarter of 2009 as compared to the first quarter of 2008. Weak demand in the Company’s sensors and controls business, due to continued soft semi-conductor and electronic assembly markets, more than offset sales growth in the Company’s aerospace and defense businesses.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in thousands):

	Three Months Ended
	April 3, 2009	March 28, 2008
Sales	$250,195	$316,168
Operating profit	16,603	37,101
Depreciation and amortization	5,319	5,463
Operating profit as a % of sales	6.6%	11.7%
Depreciation and amortization as a % of sales	2.1%	1.7%

Components of Sales Growth	% Change 1st Quarter 2009 vs. 1st Quarter 2008
Existing businesses	(20.5)%
Acquisition	—
Impact of currency translation	(0.5)%

Total	(21.0)%

Segment Overview

Sales declines were experienced in both the mechanics’ hand tools business and the segment’s niche businesses during the first quarter of 2009 as compared with the first quarter of 2008. The impact of price increases across the segment was negligible on a year-over-year basis.

Operating profit margins in the segment were 510 basis points lower in the first quarter of 2009 as compared to the first quarter of 2008. The decrease in operating profit margins is primarily a result of the lower sales volumes experienced during the first quarter of 2009, in particular, the higher margin mobile and wheel service businesses. In addition, the settlement of litigation matters in certain of the segment’s businesses during the first quarter 2009 negatively impacted year-over-year operating profit margin comparisons.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales from existing businesses, representing approximately 80% of segment sales in the quarter, declined 14% in the first quarter of 2009 compared to the same period of 2008. The decline in sales is primarily a result of weak demand in the retail, mobile and industrial markets due primarily to the current economic environment. Partially offsetting weak demand in these markets was an increase in sales related to a U.S. Government sale awarded in the second half of 2008 and partially delivered in the first quarter 2009.

The segment’s niche businesses experienced an approximate 40% decline in sales for the first quarter of 2009 compared with the first quarter of 2008 primarily due to weak demand in all niche business end markets. Demand in the segment’s engine retarder business was particularly weak as a result of the current weakness in the commercial vehicle industry.

GROSS PROFIT

	Three Months Ended
	April 3, 2009	March 28, 2008
	($ in thousands)
Sales	$2,627,744	$3,028,874
Cost of sales	1,369,135	1,611,158

Gross profit	1,258,609	1,417,716
Gross profit margin	47.9%	46.8%

The increase in gross profit margin in the first quarter of 2009 compared to the first quarter of 2008 resulted from the on-going cost improvements in existing business units driven by the Company’s DBS processes and low-cost region initiatives. On an overall basis, commodity and other material costs have abated from the historically high levels experienced in 2008. Largely offsetting these factors was the negative impact on gross profit margins of lower overall sales volumes during the first quarter 2009, resulting in decreased leverage of the Company’s fixed cost base. Year-over-year gross profit margin comparisons were favorably impacted by approximately 80 basis points as a result of the fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the first quarter 2008 in connection with the November 2007 acquisition of Tektronix. These charges were fully recognized in 2008 and will have no continuing impact on the Company’s reported results of operations.

OPERATING EXPENSES

	Three Months Ended
	April 3, 2009	March 28, 2008
	($ in thousands)
Sales	$2,627,744	$3,028,874
Selling, general and administrative expenses	757,495	818,390
Research and development expenses	160,895	186,104
SG&A as a % of sales	28.8%	27.0%
R&D as a % of sales	6.1%	6.1%

The year-over-year increase in selling, general and administrative expenses as a percentage of sales is due primarily to reduced leverage of the Company’s cost base caused by lower sales volumes during the first quarter of 2009. The Company’s fourth quarter 2008 restructuring actions have generated year-over-year cost savings that partially offset the impact of lower sales.

Research and development expenses as a percentage of sales were essentially flat in the first quarter 2009 as compared to the first quarter 2008. Reductions of expense levels at certain recently acquired businesses as well as the completion of large development efforts in our Medical Technologies segment offset the impact of the decline in sales volume in the quarter.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 5 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $24 million in the first quarter of 2009 was approximately $16 million lower than the comparable period of 2008. The decrease in interest expense in 2009 is primarily due to higher average debt levels during the first quarter of 2008, primarily due to borrowings incurred to fund the acquisition of Tektronix in November 2007. Interest expense for the remainder of 2009 is expected to be higher than interest expense incurred during the first quarter 2009 as a result of the Company’s issuance of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019 in March 2009. Please refer to “Liquidity and Capital Resources” section for additional information.

Interest income of $1 million and $4 million was recognized in the first quarter of 2009 and 2008, respectively. Higher average invested cash balances during the first quarter 2009 were more than offset by lower interest rates on deposits in 2009 compared to 2008.

INCOME TAXES

In the first quarter of 2009, income tax expense represented 25% of pre-tax income, 150 basis points lower than tax expense for the first quarter of 2008. The decrease in the Company’s effective tax rate is driven by the benefit of the research and experimentation credit in the first quarter 2009 effective tax rate as a result of legislation enacted at the end of 2008. This benefit was not available in the first quarter of 2008 as the legislation was not yet in effect. In addition, the Company’s effective tax rate reflects the Company’s estimation that it will derive a greater proportion of its earnings in 2009 in foreign jurisdictions where the earnings will be taxed at a lower rate than earnings in the U.S as compared to

2008. Certain discrete tax reserve provisions in 2009 partially offset these benefits. The effective tax rate for the balance of 2009 is expected to be approximately 25% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete” in accordance with SFAS No. 109, Accounting for Income Taxes. Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods. In addition, the provisions of SFAS No. 141(R) that became effective January 1, 2009 will result in a higher effective tax rate reflecting the non-deductibility of certain acquisition related transaction costs that must now be expensed which were previously capitalized as part of the cost of the acquisition. As indicated in the Company’s 2008 Annual Report on Form 10-K, management estimated that unrecognized tax benefits related to uncertain tax positions may be reduced by up to $150 million in 2009. Based on current estimates, it is reasonably possible that up to $100 million of such previously unrecognized tax benefits will positively impact income in the second and third quarters of 2009 as a result of the settlement of, and/or statute of limitations expirations, associated with various international and domestic tax return years.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the first quarter of 2009 or 2008. The prices of many raw materials reached historic price levels early in the third quarter of 2008. The costs of these materials have generally declined after reaching these historic levels, and the raw materials purchased at record high price levels have largely been consumed in the production process.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Although recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. The capital markets worldwide, including the United States, have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. The Company’s credit facility is predominantly with institutions that, to date, appear to be relatively unaffected by the disruption. The Company’s ability to access the commercial paper market has also not, to date, been affected adversely by the capital markets’ disruption. In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019 (as discussed below). The Company continues to generate substantial cash from operating activities and believes that its cash flow from operations, available cash and other sources of liquidity, primarily its commercial paper program and committed credit facility, will be sufficient to allow it to continue investing in existing businesses and strategic acquisitions and maintain its capital structure on a short and long-term basis.

Overview of Cash Flows and Liquidity

($ in thousands)	Three Months Ended
	April 3, 2009	March 28, 2008
Total operating cash flows	$316,679	$333,158

Purchases of property, plant and equipment	(36,408)	(38,960)
Cash paid for acquisitions and other investments	(33,978)	(62,566)
Other sources	334	48,726

Net cash used in investing activities	(70,052)	(52,800)

Proceeds from the issuance of common stock	17,198	27,288
Debt repayments, net of new borrowings (excluding March 2009 public debt offering)	(425,827)	(303,176)
Proceeds of March 2009 public debt offering	744,615	—
Payment of dividends	(9,562)	(9,553)

Net cash provided by (used in) financing activities	326,424	(285,441)

•	Operating cash flow, a key source of the Company’s liquidity, was $317 million for the first quarter of 2009, a decrease of $16 million, or 5% as compared to the comparable period of 2008.

•	As of April 3, 2009, the Company held $976 million of cash and cash equivalents.

•

In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of the Company’s outstanding commercial paper and the balance of the net proceeds are expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and capital expenditures.

•

Debt repayments constituted the most significant use of cash in the first quarter of 2009. The Company repaid approximately $426 million of debt, net of new borrowings not associated with the March 2009 public debt offering.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs and the timing of payments for items such as income taxes, pension funding decisions and other items impact reported cash flows.

Operating cash flow, a key source of the Company’s liquidity, was $317 million for the first quarter of 2009, a decrease of $16 million, or 5% as compared to the comparable period of 2008. The decrease in operating cash flow was primarily attributable to cash paid related to the Company’s restructuring activities, as discussed below, in addition to the decrease in earnings in the first quarter 2009 as compared to the first quarter 2008. These decreases were partially offset by improvements in operating working capital (defined by the Company as trade accounts receivable plus inventory less accounts payable) which contributed $46 million of cash flow during the first quarter of 2009 as compared to using $125 million of cash flow in the first quarter of 2008. Increased collections of accounts receivable and reduced inventory levels associated with lower business activity were partially offset by reductions in accounts payable compared to prior year levels.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing duplicate facilities, severing redundant personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first quarter 2009, the Company paid $50 million related to these restructuring activities, primarily related to the restructuring activities announced in the fourth quarter of 2008. Please refer to Notes 2 and 9 to the Notes to the Condensed Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $70 million in the first quarter of 2009 compared to approximately $53 million of net cash used in the comparable period of 2008. Gross capital spending of $36 million for the first quarter of 2009 decreased slightly as compared to gross capital spending in the first quarter of 2008. Subsequent to April 3, 2009, the Company completed the acquisition of three businesses. The businesses acquired manufacture instrumentation and/or supply products in the test and measurement, environmental and sensors and controls markets and had annual aggregate sales of approximately $50 million based on the acquired business’ revenues in their respective last completed fiscal year. In 2009, the Company expects capital spending to be approximately $190 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, and repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $326 million during the first quarter of 2009 compared to $285 million used during the first quarter of 2008. The year-over-year change was primarily due to the $745 million of net proceeds realized from the March 2009 issuance of the 5.40% senior notes due 2019 (as described below), partially offset by the net repayment of other borrowings (primarily commercial paper) of approximately $426 million during the first quarter of 2009.

For a description of the Company’s outstanding debt as of April 3, 2009, please refer to Note 5 of the Condensed Consolidated Financial Statements.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of April 3, 2009, $190 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.2% and a weighted average maturity of approximately 13 days. There was no outstanding Euro-denominated commercial paper as of April 3, 2009. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) which expires on April 25, 2012. There were no borrowings outstanding under the Credit Facility as of April 3, 2009.

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. In March 2009, the Company used the shelf registration statement to complete an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.932% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of our outstanding commercial paper with the balance of the net proceeds invested in cash and cash equivalents and expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and capital expenditures. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points.

Aggregate cash payments for dividends during the first quarter of 2009 were $9.5 million. During the first quarter of 2009, the Company also declared a regular quarterly dividend of $0.03 per share payable on April 24, 2009 to holders of record on March 27, 2009.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or the Credit Facility or, subject to availability, access the capital markets as needed for liquidity. As of April 3, 2009, the Company held $976 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended April 3, 2009 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2008 Annual Report on Form 10-K. There were no material changes during the quarter ended April 3, 2009 to the information reported in the Company’s 2008 Annual Report on Form 10-K.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2008 Annual Report on Form 10-K. There were no material changes during the quarter ended April 3, 2009 to the information reported in the Company’s 2008 Annual Report on Form 10-K.

ITEM 5.	OTHER INFORMATION

On April 21, 2009, Danaher’s Board of Directors approved a plan to implement cost reductions in the Company’s businesses.

The plan results from management’s assessment that significant additional actions are appropriate to adjust the Company’s cost base in light of the continued weakness in demand in most of the Company’s end markets due to the current global economic conditions. These actions will result in pretax charges of up to $120 million. The plan charges include employee-related costs of approximately $100 million and non-cash asset write-offs of approximately $20 million. Cash expenditures for these restructuring activities are expected to be approximately $100 million.

The restructuring charges described above are in addition to (1) the $40 to 60 million of restructuring charges that the Company’s indicated in its 2008 Annual Report on Form 10-K it anticipates incurring in 2009, of which approximately $12 million of charges have been incurred as of April 3, 2009, and (2) the $82 million of restructuring and other charges incurred in the fourth quarter of 2008.

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

DANAHER CORPORATION:

Date: April 22, 2009	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 22, 2009	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer