Form 10-Q
period 2009-07-03
DANAHER CORP /DE/
filed 2009-07-23
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 3, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐            No  ☒

The number of shares of common stock outstanding at July 17, 2009 was 319,738,236.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	July 3, 2009 (unaudited)	December 31, 2008 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$1,258,411	$392,854
Trade accounts receivable, net	1,750,114	1,894,585
Inventories:
Finished goods	485,735	543,996
Work in process	206,625	211,353
Raw material and supplies	374,715	386,960

Total inventories	1,067,075	1,142,309
Prepaid expenses and other current assets	713,072	757,371

Total current assets	4,788,672	4,187,119

Property, plant and equipment, net of accumulated depreciation of $1,557,357 and $1,483,202, respectively	1,096,721	1,108,653
Other assets	543,728	464,353
Goodwill	9,357,679	9,210,581
Other intangible assets, net	2,535,597	2,519,422

Total assets	$18,322,397	$17,490,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$41,398	$66,159
Trade accounts payable	906,542	1,108,961
Accrued expenses	1,560,186	1,569,977

Total current liabilities	2,508,126	2,745,097

Other liabilities	2,348,351	2,383,299
Long-term debt	2,863,393	2,553,170
Stockholders’ equity:
Common stock - $0.01 par value	3,558	3,544
Additional paid-in capital	1,905,400	1,812,963
Retained earnings	8,609,413	8,095,155
Accumulated other comprehensive income (loss)	84,156	(103,100)

Total stockholders’ equity	10,602,527	9,808,562

Total liabilities and stockholders’ equity	$18,322,397	$17,490,128

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$2,673,609	$3,283,895	$5,301,353	$6,312,769

Operating costs and expenses:
Cost of sales	1,411,340	1,723,596	2,780,475	3,334,754
Selling, general and administrative expenses	759,823	859,969	1,517,318	1,678,359
Research and development expenses	158,500	189,866	319,395	375,970

Total operating expenses	2,329,663	2,773,431	4,617,188	5,389,083

Operating profit	343,946	510,464	684,165	923,686

Interest expense	(31,329)	(33,854)	(55,386)	(74,523)
Interest income	1,126	1,412	1,791	4,934

Earnings before income taxes	313,743	478,022	630,570	854,097

Income taxes	(18,049)	(114,574)	(97,164)	(214,144)

Net earnings	$295,694	$363,448	$533,406	$639,953

Net earnings per share:
Basic	$0.93	$1.14	$1.67	$2.01

Diluted	$0.89	$1.09	$1.61	$1.92

Average common stock and common equivalent shares outstanding:
Basic	319,916	319,233	319,626	319,018
Diluted	334,540	336,551	334,010	336,263

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2008	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)

Net income	—	—	—	533,406	—	$533,406
Dividends declared	—	—	—	(19,148)	—	—
Common stock based award activity	1,276	14	92,437	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	187,256	187,256

Balance, July 3, 2009	355,763	$3,558	$1,905,400	$8,609,413	$84,156	$720,662

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net earnings	$533,406	$639,953
Non-cash items:
Depreciation	91,657	97,775
Amortization	75,089	72,755
Stock compensation expense	45,690	42,399
Change in trade accounts receivable, net	203,806	(37,234)
Change in inventories	91,043	(68,148)
Change in accounts payable	(198,414)	34,025
Change in prepaid expenses and other assets	31,393	91,230
Change in accrued expenses and other liabilities	(71,326)	42,175

Net cash flows from operating activities	802,344	914,930

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(83,943)	(83,867)
Proceeds from disposals of property, plant and equipment	2,166	499
Cash paid for other investments	(50,768)	—
Cash paid for acquisitions	(140,368)	(101,550)
Proceeds from refundable escrowed purchase price	—	48,504

Net cash used in investing activities	(272,913)	(136,414)

Cash flows from financing activities:
Proceeds from issuance of common stock	46,761	42,903
Payment of dividends	(19,148)	(19,120)
Net repayments of borrowings (maturities of 90 days or less)	(467,881)	(797,241)
Proceeds of borrowings (maturities longer than 90 days)	744,615	48,426
Repayments of borrowings (maturities longer than 90 days)	(4,150)	(5,981)

Net cash provided by (used in) financing activities	300,197	(731,013)

Effect of exchange rate changes on cash and equivalents	35,929	(2,511)

Net change in cash and equivalents	865,557	44,992

Beginning balance of cash and equivalents	392,854	239,108

Ending balance of cash and equivalents	$1,258,411	$284,100

Supplemental disclosures:
Cash interest payments	$18,387	$36,588
Cash income tax payments	$99,418	$147,451

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 3, 2009 and December 31, 2008, and its results of operations and cash flows for the three and six months ended July 3, 2009 and June 27, 2008. The adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, by the Company, effective January 1, 2009, did not impact the Company as noncontrolling interests included in the Company’s consolidated financial statements are not significant.

Total comprehensive income was as follows ($ in millions):

	July 3, 2009	June 27, 2008
Three Months Ended	$558	$472
Six Months Ended	721	927

Total comprehensive income for the first half of 2009 includes the change in cumulative foreign translation adjustment associated with the translation of our foreign subsidiary financial statements into US dollars, as well as unrealized gains associated with certain marketable securities held for sale and open foreign currency forward contracts that qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Refer to Note 6 for discussion of these forward contracts. Total comprehensive income for the first half of 2008 includes the change in cumulative foreign translation adjustment as well as the cumulative impact of the change in the measurement date for post-employment benefit obligations in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R. Refer to Notes 1 and 9 in the 2008 Annual Report on Form 10-K regarding the adoption of SFAS No.158.

The Company has evaluated subsequent events through July 22, 2009 for recording or disclosure in these financial statements.

NOTE 2. ACQUISITIONS

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. The only items considered for subsequent adjustment are items identified as of the acquisition date. The Company is continuing to evaluate certain pre-acquisition contingencies (as contemplated by SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises) associated with certain of its 2008 acquisitions and will make appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisitions, as required.

The following briefly describes the Company’s acquisition activity for the six months ended July 3, 2009. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2008, please refer to Note 2 to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.

During the first half of 2009, the Company completed the acquisition of three businesses for total consideration of approximately $140 million in cash, net of cash acquired. The businesses acquired manufacture instrumentation and/or supply products in the test and measurement, environmental and sensors and controls markets and had annual aggregate sales of approximately $50 million based on the acquired business’ revenues in their respective last completed fiscal year. These companies were acquired to complement existing units of the Professional Instrumentation and Industrial Technologies segments. The Company preliminarily recorded an aggregate of $98 million of goodwill related to these acquisitions.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended July 3, 2009 ($ in thousands):

Accounts receivable	$10,830
Inventory	1,498
Property, plant and equipment	396
Goodwill	97,612
Other intangible assets, primarily trade names, customer relationships and patents	41,889
Accounts payable	(3,589)
Other assets and liabilities, net	(8,268)

Net cash consideration	$140,368

In connection with the acquisitions completed during the period, the Company incurred $3.5 million of acquisition related costs that were expensed during the three and six month period ended July 3, 2009. These costs are included within selling, general and administrative expenses in the accompanying Consolidated Condensed Statement of Earnings.

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

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$2,674,359	$3,334,438	$5,313,803	$6,486,575
Net earnings	295,746	362,585	531,569	631,418
Diluted earnings per share	$0.89	$1.09	$1.61	$1.89

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. For acquisitions completed prior to December 31, 2008, the Company accrues estimates for certain costs, related primarily to personnel reductions and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2008 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. Amounts accrued associated with acquisitions completed prior to December 31, 2008 are based on decisions finalized through July 3, 2009.

Accrued liabilities associated with these restructuring activities include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2008	365	85	450
Adjustments to previously provided headcount estimates	—	17	17
Headcount reductions in 2009	(363)	(81)	(444)

Balance, July 3, 2009	2	21	23

Employee Termination Benefits:
Balance, December 31, 2008	$23,007	$4,405	$27,412
Adjustments to previously provided reserves	—	(1,131)	(1,131)
Costs incurred in 2009	(18,332)	(1,668)	(20,000)

Balance, July 3, 2009	$4,675	$1,606	$6,281

Facility Closure and Restructuring Costs:
Balance, December 31, 2008	$2,427	$6,254	$8,681
Adjustments to previously provided reserves	(226)	2,603	2,377
Costs incurred in 2009	(679)	(2,568)	(3,247)

Balance, July 3, 2009	$1,522	$6,289	$7,811

As a result of the adoption of SFAS No. 141 (revised 2007), Business Combinations, on January 1, 2009, the provisions of EITF 95-3 are not applicable to acquisitions completed subsequent to December 31, 2008 and all restructuring related costs associated with such transactions are being expensed as incurred.

NOTE 3. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive

Plan and the Tektronix 2002 Stock Incentive Plan and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan, the Tektronix 2005 Stock Incentive Plan or the Tektronix 2002 Stock Incentive Plan. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In May 2009, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 7 million shares pursuant to the Plan bringing the total number of shares authorized for issuance under the Plan to 19 million. No more than 6 million of the 19 million authorized shares may be granted in any form other than stock option or stock appreciation rights.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. As of July 3, 2009, approximately 12 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date.

The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended July 3, 2009:

Risk-free interest rate	2.08% - 2.71%
Weighted average volatility	35%
Dividend yield	0.2%
Expected years until exercise	6.0 - 9.5

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

The following table summarizes the components of the Company’s stock-based compensation programs reported as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$7,469	$6,283	$13,510	$12,936
Tax benefit	(2,614)	(2,199)	(4,728)	(4,528)

Restricted stock unit and restricted share expense, net of tax	$4,855	$4,084	$8,782	$8,408

Stock Options:
Pre-tax compensation expense	$14,290	$15,284	$32,180	$29,463
Tax benefit	(4,348)	(4,190)	(9,090)	(8,133)

Stock option expense, net of tax	$9,942	$11,094	$23,090	$21,330

Total Share-Based Compensation:
Pre-tax compensation expense	$21,759	$21,567	$45,690	$42,399
Tax benefit	(6,962)	(6,389)	(13,818)	(12,661)

Total share-based compensation expense, net of tax	$14,797	$15,178	$31,872	$29,738

As of July 3, 2009, $70 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. Unrecognized compensation cost related to stock options totaling $169 million as of July 3, 2009 is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of July 3, 2009 and changes during the six months ended July 3, 2009 were as follows:

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in ($000’s)
Outstanding at January 1, 2009	22,084	$50.49
Granted	1,483	$53.15
Exercised	(1,199)	$29.29
Forfeited	(467)	$69.28

Outstanding at July 3, 2009	21,901	$51.43	6	$279,414

Vested and Expected to Vest at July 3, 2009	21,282	$50.90	6	$278,516

Vested and Exercisable at July 3, 2009	11,942	$38.67	4	$261,042

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended July 3, 2009 and June 27, 2008 was $33 million and $32 million, respectively. Exercise of options during the first six months of both 2009 and 2008 resulted in cash receipts of $35 million. The Company realized a tax benefit of approximately $12 million in the six months ended July 3, 2009 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of July 3, 2009:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	2,064	$60.57
Forfeited	(30)	$62.67
Vested and issued	(77)	$52.60
Granted	556	$52.80

Unvested at July 3, 2009	2,513	$59.07

In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three months and six months ended July 3, 2009, approximately 27 thousand shares with an aggregate value of approximately $1.7 million were withheld to satisfy the requirement.

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the six months ended July 3, 2009 ($ in millions).

Balance, December 31, 2008	$9,211
Attributable to 2009 acquisitions	98
Adjustments to purchase price allocations	(43)
Effect of foreign currency translations	92

Balance, July 3, 2009	$9,358

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price. The carrying value of goodwill at July 3, 2009, for the Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components segments is $3,868 million, $3,272 million, $2,024 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The assessment for one reporting unit was updated as of July 3, 2009 due to its financial performance compared with the expectations used in the 2008 annual assessment. This updated assessment indicated that no impairment of the reporting unit’s goodwill existed. The factors used by management in its impairment analysis are inherently subject to uncertainty, particularly in light of the recent deterioration in overall global economic conditions and worldwide credit markets. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

NOTE 5. FINANCING TRANSACTIONS

The components of the Company’s debt as of July 3, 2009 and December 31, 2008 were as follows ($ in millions):

	July 3, 2009	December 31, 2008
U.S. dollar-denominated commercial paper	$180	$624
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	700	699
5.625% notes due 2018	500	500
5.4% notes due 2019	750	—
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	627	620
Other borrowings	147	176

Total	2,904	2,619
Less – currently payable	41	66

Long-term debt	$2,863	$2,553

For a full description of the Company’s debt financing, please refer to Note 8 of the Company’s 2008 Annual Report on Form 10-K and the description of the 2019 Notes set forth below.

The Company satisfies its short-term liquidity needs primarily through cash on hand and issuances of U.S. dollar and Euro commercial paper. As of July 3, 2009, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.24% and a weighted average maturity of approximately 24.5 days. There was no outstanding Euro-denominated commercial paper as of July 3, 2009. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility which expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010.

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. In March 2009, the Company used the shelf registration statement to complete an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.93% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of our outstanding commercial paper with the balance of the net proceeds invested in cash and equivalents and expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and capital expenditures. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points. If the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest.

The Company has classified the borrowings under the commercial paper programs at July 3, 2009 as long-term borrowings in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned credit facilities, to refinance these borrowings for at least one year from the balance sheet date.

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

The following is a rollforward of the Company’s warranty accrual for the six months ended July 3, 2009 ($ in thousands):

Balance, December 31, 2008	$107,910
Accruals for warranties issued during the period	49,116
Attributable to 2009 acquisitions	1,014
Settlements made	(47,279)

Balance, July 3, 2009	$110,761

The Company selectively uses derivative financial instruments to manage currency exchange risk and does not hold derivatives for trading purposes. In the fourth quarter of 2008, two wholly-owned subsidiaries of the Company entered into foreign currency forward contracts related to anticipated sales denominated in currencies other than the functional currency of the subsidiaries entering the contracts. A portion of the contracts were settled in the six months ended July 3, 2009. The remaining open forward contracts, having an aggregate notional amount of 1.7 billion Japanese Yen ($18 million) as of July 3, 2009 related to one subsidiary and an aggregate notional amount of 7.9 million Euro ($11.1 million) also as of July 3, 2009, related to the second subsidiary, will be settled at various dates during the remaining six month period ending December 31, 2009 based on their terms. In accordance with SFAS No. 133, the Company accounts for these forward contracts as cash flow hedges. These instruments qualify as “effective” or “perfect” hedges. As of July 3, 2009 the aggregate fair value of the forward contracts was approximately $2.5 million.

NOTE 7. PENSION AND OTHER POST-RETIREMENT BENEFITS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three and six months ended July 3, 2009 and June 27, 2008 respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Service cost	$0.6	$2.1	$3.1	$3.8
Interest cost	19.1	18.6	7.6	8.5
Expected return on plan assets	(21.1)	(22.6)	(4.6)	(6.4)
Amortization of prior service credits	—	—	(0.1)	(0.1)
Amortization of loss	2.5	1.4	0.8	(0.1)
Other	—	—	0.2	—

Net periodic cost / (benefit)	$1.1	$(0.5)	$7.0	$5.7

	Six Months Ended
	US		Non-US
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Service cost	$1.2	$4.2	$6.0	$7.5
Interest cost	38.2	37.2	14.8	16.8
Expected return on plan assets	(42.2)	(45.2)	(8.9)	(12.6)
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of loss / (gain)	5.0	2.8	1.5	(0.2)
Other	—	—	0.8	—

Net periodic cost / (benefit)	$2.2	$(1.0)	$14.0	$11.3

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three and six months ended July 3, 2009 and June 27, 2008 respectively ($ in millions):

Other Post-Retirement Benefits

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	1.8	1.9	3.6	3.8
Amortization of prior service credits	(2.0)	(1.8)	(4.0)	(3.6)
Amortization of loss	0.8	0.8	1.6	1.6

Net periodic cost	$0.9	$1.2	$1.8	$2.4

Employer Contributions

During the six months ended July 3, 2009, no contributions were made to the U.S. plan and there are no significant anticipated statutory funding requirements for the remainder of 2009. The Company’s total 2009 contributions to non-U.S. plans are estimated to be approximately $30 million.

NOTE 8. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares related to instruments outstanding during the period. For the three and six months ended July 3, 2009, approximately 6.6 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share of common stock is summarized as follows ($ in thousands, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended July 3, 2009:

Basic EPS	$295,694	319,916	$0.93
Adjustment for interest on convertible debentures	2,398	—
Incremental shares from assumed exercise of dilutive options	—	2,653
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$298,092	334,540	$0.89

For the Three Months Ended June 27, 2008:

Basic EPS	$363,448	319,233	$1.14
Adjustment for interest on convertible debentures	2,576	—
Incremental shares from assumed exercise of dilutive options	—	5,342
Incremental shares from assumed conversion of the convertible debentures	—	11,976

Diluted EPS	$366,024	336,551	$1.09

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended July 3, 2009:

Basic EPS	$533,406	319,626	$1.67
Adjustment for interest on convertible Debentures	4,859	—
Incremental shares from assumed exercise of dilutive options	—	2,413
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$538,265	334,010	$1.61

For the Six Months Ended June 27, 2008:

Basic EPS	$639,953	319,018	$2.01
Adjustment for interest on convertible debentures	5,139	—
Incremental shares from assumed exercise of dilutive options	—	5,269
Incremental shares from assumed conversion of the convertible debentures	—	11,976

Diluted EPS	$645,092	336,263	$1.92

NOTE 9. RESTRUCTURING AND OTHER RELATED CHARGES

During the fourth quarter of 2008 the Company initiated and substantially completed restructuring actions to better position the Company’s cost base for future periods. In connection with these actions, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.18 per diluted share) in the fourth quarter of 2008. The restructuring and other related charges are improving operational efficiency through targeted workforce reductions and facility consolidations and closures. Approximately 93% of the total pre-tax charge required cash payments, which were funded with cash generated from operations. Through July 3, 2009, substantially all required cash payments had been made. For a full description of the Company’s fourth quarter 2008 restructuring activities, please refer to Note 16 of the Company’s 2008 Annual Report on Form 10-K.

In addition, on April 21, 2009, the Company approved a plan to implement further cost reductions throughout its businesses. The plan resulted from management’s assessment that significant additional actions were appropriate to adjust the Company’s cost base in light of the continued weakness in demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions. This plan, which authorized spending for actions of up to $120 million, is in addition to the Company’s regular on-going restructuring actions which the Company has previously estimated will cost $40 to $60 million in 2009 as indicated in the Company’s 2008 Annual Report on Form 10-K.

Aggregate total 2009 expected restructuring and related charges for restructuring actions currently planned and in the process of being implemented and the associated costs incurred during the three and six months ended July 3, 2009 are summarized in the table below ($ in millions):

	Employee Severance & Related	Facility Exit & Other Related Charges	Total Restructuring & Other Related Charges
Total Expected Costs	$133.0	$27.0	$160.0

Costs incurred:
Three months ended April 3, 2009	$9.9	$0.3	10.2
Three months ended July 3, 2009	44.6	1.2	45.8

Six months ended July 3, 2009	$54.5	$1.5	56.0

Remaining Expected Costs	$78.5	$25.5	$104.0

The nature of the restructuring and related activities were broadly consistent throughout the Company’s reportable segments and resulted in the pre-tax charges during the year three and six months ended July 3, 2008 as reflected in the table below ($ in millions):

	Total Expected Costs	Costs Incurred:		Remaining Costs
		Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Professional Instrumentation	$60.5	$29.9	$31.5	$29.0
Medical Technologies	32.6	7.2	8.9	23.7
Industrial Technologies	45.6	6.7	12.9	32.7
Tools & Components	21.3	2.0	2.7	18.6

	$160.0	$45.8	$56.0	$104.0

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2008 and 2009 actions ($ in millions):

	Balance as of December 31, 2008	Expense Incurred	Paid / Settled	Accrual Balance as of July 3, 2009
Restructuring Charges
Employee severance and related	$52.7	$54.5	$(67.8)	$39.4
Facility exit and related	2.6	1.5	(2.6)	1.5

Total Restructuring	$55.3	$56.0	$(70.4)	$40.9

The restructuring and other related charges, consisting of $55.7 million cash charges and $0.3 million non-cash charges, are reflected in the following captions in the accompanying consolidated statement of earnings ($ in millions):

Statement of Earnings Caption	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Cost of sales	$10.9	$17.4
Selling, general and administrative expenses	34.9	38.6

	$45.8	$56.0

NOTE 10. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2008 Annual Report on Form 10-K. There has been no material change in total assets or liabilities by segment except for the effect of the 2009 acquisitions (see Note 2). Segment results for the three and six months ended July 3, 2009 and June 27, 2008 are shown below ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales:
Professional Instrumentation	$1,035,570	$1,247,280	$2,045,933	$2,403,139
Medical Technologies	737,540	839,985	1,454,599	1,598,197
Industrial Technologies	647,873	869,065	1,298,000	1,667,700
Tools and Components	252,626	327,565	502,821	643,733

	$2,673,609	$3,283,895	$5,301,353	$6,312,769

Operating Profit:
Professional Instrumentation	$155,955	$250,475	$335,074	$441,194
Medical Technologies	72,176	90,627	149,321	177,459
Industrial Technologies	101,770	148,733	191,098	266,504
Tools and Components	36,590	42,601	53,193	79,702
Other	(22,545)	(21,972)	(44,521)	(41,173)

	$343,946	$510,464	$684,165	$923,686

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of July 3, 2009.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, written statements or other documents filed with or furnished by us to the SEC, in our press releases or in our communications and discussions through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, profit, profit margins, expenses, effective tax rate, tax provision, changes to the tax provision, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, new product and service developments, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; economic conditions and the anticipated duration of the current economic downturn; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; anticipated restructuring activities, including estimates of the scope, type, timing and cost of such activities; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Current general economic conditions and uncertainties in the global financial markets may further adversely affect our operating results and financial condition.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our revenues could decline further if the markets into which we sell our products continue to decline or do not grow as anticipated.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	Any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	Our indebtedness may limit our operations and our use of our cash flow.

•	We may be required to recognize impairment charges for our goodwill or other long-lived assets.

•	Foreign currency exchange rates may adversely affect our results of operations and financial condition.

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

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

•	We have experienced and may in the future experience higher costs to produce our products as a result of rising prices for commodities.

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

Any forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Forward-looking statements speak only as of the date of the report, press release, statement, document, webcast, call or other presentation in which they are made. The Company does not assume any obligation to update any forward-looking statement. See Part I — Item 1A of Danaher’s 2008 Annual Report on Form 10-K for a further discussion regarding some of the reasons that actual results may differ materially from the results contemplated by our forward-looking statements.

OVERVIEW

General

The Company continues to operate in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges, opportunities and trends in the markets and geographies served, including contraction in the world’s major economies, reduced levels of funding available from the global capital markets, trends toward increased utilization of the global labor force, consolidation of competitors and the expansion of market opportunities in Asia and Latin America over the long-term. The Company regularly evaluates market needs and conditions with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.

Beginning in the fourth quarter of 2008, worldwide credit markets and overall global economic conditions deteriorated significantly, resulting in a general decline in worldwide demand for the Company’s products and services. While differences exist among the Company’s businesses, demand for the Company’s products and services continued to deteriorate through the first half of 2009 resulting in lower overall sales for the second quarter and first half of 2009 as compared to the comparable periods of 2008. As discussed below, in light of these sales declines and to improve future profitability, the Company has initiated several restructuring actions to reduce costs. The impact of these sales declines and restructuring costs on net earnings was partially mitigated by the benefit of reduced operating expenses resulting from the Company’s 2008 restructuring actions and ongoing efforts to reduce material costs and other operating expenses. During the second quarter of 2009, demand in the majority of the Company’s business continued to decline with the most significant declines experienced in the industrial and consumer oriented businesses. Geographically, while demand in most major regions declined on a year-over-year basis, Europe experienced the most significant decline in demand during the second quarter. Revenues in China were down compared to 2008 but at a lower rate than Europe. Emerging economies demand declined significantly. The current economic uncertainties suggest that global demand may continue to contract.

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

Restructuring Activities

During the fourth quarter of 2008 the Company initiated and substantially completed restructuring actions to better position the Company’s cost base for future periods. In connection with these actions, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.18 per diluted share) in the fourth quarter 2008. The restructuring and other related charges are improving operational efficiency through targeted workforce reductions and manufacturing facility consolidations and closures. Approximately 93% of the total pre-tax charge required cash payments, which were funded with cash generated from operations. Through July 3, 2009, substantially all required cash payments had been made. For a full description of the Company’s fourth quarter 2008 restructuring activities, please refer to Note 16 of the Company’s 2008 Annual Report on Form 10-K.

In addition, on April 21, 2009, Danaher’s Board of Directors approved a plan to implement further cost reductions in the Company’s businesses. The plan resulted from management’s assessment that significant additional actions were appropriate to adjust the Company’s cost base in light of the continued weakness in demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions. The Board approved plan, which authorized spending for actions of up to $120 million, is in addition to the Company’s regular on-going restructuring actions which the Company has estimated will cost $40 to $60 million in 2009 as indicated in the Company’s 2008 Annual Report on Form 10-K.

To date, the aggregate restructuring actions implemented or planned to be implemented in 2009 total approximately $160 million. These actions are being implemented under the Board-approved plan as well as pursuant to the Company’s regular, ongoing restructuring activities noted above. These 2009 restructuring actions include employee-related and facility shut-down costs of approximately $155 million and non-cash asset write-offs of approximately $5 million. Cash expenditures for these restructuring activities are expected to be approximately $155 million and are being funded with cash generated from operations. In connection with these restructuring plans, the Company incurred a total of $46 million in charges during the three months ended July 3, 2009 of which approximately $34 million ($26 million net of tax or $0.08 per diluted share) were incurred in connection with the plan approved by the Board of Directors in April 2009 and $12 million were incurred in connection with the Company’s on-going restructuring actions. During the six months ended July 3, 2009, the Company incurred a total of $56 million of restructuring charges of which approximately $34 million were incurred in connection with the plan approved by the Board of Directors in April 2009 and $22 million were incurred in connection with the Company’s on-going restructuring actions. These restructuring activities are expected to generate annualized savings of $140 million. Refer to Note 9 to the Company’s Consolidated Condensed Financial Statements as of July 3, 2009 for additional information related to these restructuring programs. The impact of these restructuring costs on each of the Company’s reportable segments is discussed in the Result of Operations - Business Segment discussion.

Currency exchange rates

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

On average, the U.S. dollar was stronger against other major currencies during the three and six months ended July 3, 2009 as compared to the comparable periods of 2008. As a result of the average stronger U.S. dollar during the periods, currency exchange rates decreased reported sales for both the three and six month periods by approximately 5.5% as compared to the comparable periods of 2008. If the exchange rates in effect as of July 3, 2009 prevail throughout the remainder of 2009, currency exchange rates will adversely impact total 2009 reported sales by approximately 3.0% relative to the Company’s performance in 2008. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s reported sales and results of operations. Any weakening of the U.S. dollar against other major currencies would benefit the Company’s reported sales and results of operations on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended July 3, 2009 decreased 18.5% as compared to the comparable period of 2008. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) declined 15% on a year-over-year basis. The impact of currency translation on sales decreased reported sales by 5.5% as the U.S. dollar was stronger against other major currencies in the three months ended July 3, 2009 compared to the comparable period of 2008. Partially offsetting these declines was approximately 2.0% of sales growth provided by recently acquired businesses.

For the six months ended July 3, 2009, consolidated sales declined 16% as compared to the comparable period in 2008. Sales from existing businesses decreased 13% on a year-over-year basis. The impact of currency translation on sales decreased reported sales by 5.5%. Partially offsetting these declines was approximately 2.5% of sales growth provided by recently acquired businesses.

Operating profit margins for the Company were 12.9% for the three months ended July 3, 2009 compared to 15.5% in the comparable period of 2008. The decrease in operating profit margins is primarily a result of the lower sales volumes during the second quarter of 2009. Incremental costs incurred during the three months ended July 3, 2009 associated with restructuring activities also reduced operating profit margins by 125 basis points on a year-over-year basis. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins by 20 basis points on a year-over-year basis. Year-over-year cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 as well as ongoing efforts to reduce material costs and other operating expenses partially offset these negative impacts on operating profit margins. In addition, fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the second quarter 2008 in connection with the November 2007 acquisition of Tektronix, net of the acquisition- related charges recorded in the second quarter 2009, favorably impacted year-over-year operating profit margin comparisons by 20 basis points.

Operating profit margins for six months ended July 3, 2009 were 12.9% compared to 14.6% in the comparable period of 2008. The decrease in operating profit margins during the first half of 2009 is also primarily a result of the lower sales volumes. Incremental restructuring costs incurred during the second quarter reduced operating profit margins by 65 basis points on a year-over-year basis. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins on a year-over-year basis by 20 basis points. Year-over-year cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 as well as ongoing efforts to reduce material costs and other operating expenses partially offset these negative impacts on operating profit margins. In addition, the fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the first half of 2008 in connection with the November 2007 acquisition of Tektronix, net of the acquisition-related charges recorded in the second quarter 2009, favorably impacted year-over-year operating profit margin comparisons by 50 basis points.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Professional Instrumentation	$1,035,570	$1,247,280	$2,045,933	$2,403,139
Medical Technologies	737,540	839,985	1,454,599	1,598,197
Industrial Technologies	647,873	869,065	1,298,000	1,667,700
Tools and Components	252,626	327,565	502,821	643,733

Total	$2,673,609	$3,283,895	$5,301,353	$6,312,769

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

Professional Instrumentation Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$1,035,570	$1,247,280	$2,045,933	$2,403,139
Operating profit	155,955	250,475	335,074	441,194
Depreciation and amortization	33,621	31,187	66,186	64,818
Operating profit as a % of sales	15.1%	20.1%	16.4%	18.4%
Depreciation and amortization as % of sales	3.2%	2.5%	3.2%	2.7%

Components of Sales Growth	Three Months Ended July 3, 2009 vs. Comparable 2008 Period	Six Months Ended July 3, 2009 vs. Comparable 2008 Period
Existing Businesses	(15.5)%	(13.5)%
Acquisitions	3.5%	3.0%
Impact of currency translation	(5.0)%	(4.5)%

Total	(17.0)%	(15.0)%

Segment Overview

Sales from existing businesses declined for both the three and six months ended July 3, 2009 as compared to the comparable period of 2008, due principally to declines in the segment’s test and measurement lines of business. Lower demand and the negative impact of foreign currency translation on reported sales during both periods more than offset sales growth from acquisitions and price increases of approximately 1.5% which is reflected in sales from existing businesses.

Operating profit margins decreased 500 basis points in the three months ended July 3, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes during the second quarter 2009, as well as 240 basis points of incremental costs incurred during the quarter associated with restructuring activities. The dilutive effect of acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 50 basis points. Year-over-year cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset these negative impacts on operating profit margins. In addition, the fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the second quarter 2008 in connection with the November 2007 acquisition of Tektronix, net of the acquisition-related charges recorded in the second quarter 2009, favorably impacted year-over-year operating profit margin comparisons by 60 basis points.

Operating profit margins decreased 200 basis points in the six months ended July 3, 2009 as compared to the comparable period of 2008. The decrease in operating profit margins is also primarily a result of the lower sales volumes during the first half of 2009, as well as 125 basis points of incremental year-over-year costs incurred during the six month period associated with restructuring activities. The dilutive effect of acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 55 basis points. Year-over-year cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset these negative impacts on operating profit margins. In addition, the fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the first half of 2008 in connection with the November 2007 acquisition of Tektronix, net of the acquisition related charges in the first half 2009, favorably impacted year-over-year operating profit margin comparisons by 130 basis points.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the segment’s environmental businesses, representing 58% of segment sales for the three months ended July 3, 2009 declined 3.5% in the second quarter of 2009 compared to the comparable period of 2008. Sales from existing businesses decreased 1.0% and the impact of currency translation decreased reported sales by 6.5%. Partially offsetting these declines was 4.0% of sales growth related to recently acquired businesses.

For the six months ended in July 3, 2009, sales from the segment’s environmental businesses declined 2.5% as compared to the comparable period of 2009. Sales from existing businesses were flat while the impact of currency translation decreased reported sales 6.5%. Partially offsetting these declines was 4.0% of sales growth related to recently acquired businesses.

Sales from existing businesses in the segment’s water quality businesses declined at a low-single digit rate for the three months ended July 3, 2009 compared to the comparable period of 2008. For the six months ended July 3, 2009, sales from existing businesses were flat compared to the comparable period of 2008. The business’ ultraviolet water treatment product line grew at double-digit rates for both the three and six month period ended July 3, 2009. This growth was offset by lower demand in the businesses’ laboratory and process instrumentation product lines which contracted at a mid-single digit rate and a low-single digit rate for the three and six month periods ended July 3, 2009, respectively. Growth rates in the ultraviolet water treatment product line are a reflection of strength in the municipal wastewater treatment and drinking water markets, primarily in North America, partially due to a significant drinking water treatment plant project that commenced in 2009.

Sales from existing businesses in the retail petroleum equipment business grew at low-single digit rates for both the three and six months ended July 3, 2009 as compared to the comparable periods of 2008. Growth in both periods was due primarily to strong sales of point-of-sale retail and payment solution product offerings, primarily in North America. Sales associated with the recent launch of an enhanced vapor recovery product in North America also contributed to growth in both periods. A decline in dispensing equipment sales primarily in Europe and North America partially offset these sale increases. Sales growth rates are expected to decline in the second half of 2009 due in part to comparisons against prior year periods that include strong sales associated with the initial launch of the enhanced vapor recovery product noted above.

Test & Measurement. The segment’s test and measurement businesses’ sales, representing 42% of segment sales in the three months ended July 3, 2009, declined 30.5% during the second quarter of 2009 as compared to the comparable period in 2008. Sales from existing businesses decreased 30%, while the impact of currency translation decreased reported sales by 3.0%. Partially offsetting these declines was 2.5% of sales growth related to recently acquired businesses.

Sales from the test and measurement businesses for the six months ended July 3, 2009 declined 26.5% compared to the comparable period in 2008. Sales from existing businesses decreased 26%, while the impact of currency translation decreased reported sales by 3.0%. Partially offsetting these declines was 2.5% of sales growth related to recently acquired businesses.

Continued soft demand across all instrumentation related product lines, as well as continued reductions in inventory levels in the distribution channel, drove the majority of the sales decline in both periods. Sales declines were particularly sharp in the electronics and semiconductor end markets. Sales declined in all significant geographies in both periods with demand in the European market particularly weak in the second quarter 2009 as compared to the first quarter 2009. The segment’s network and communication businesses declined at a lower rate than the overall segment during both periods primarily as a result of positive performance in the network management solutions business.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer research and clinical medical professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the acute care diagnostic, life science and pathology diagnostics, and dental businesses.

Medical Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$737,540	$839,985	$1,454,599	$1,598,197
Operating profit	72,176	90,627	149,321	177,459
Depreciation and amortization	32,374	30,108	60,921	62,159
Operating profit as a % of sales	9.8%	10.8%	10.3%	11.1%
Depreciation and amortization as % of sales	4.4%	3.6%	4.2%	3.9%

Components of Sales Growth	Three Months Ended July 3, 2009 vs. Comparable 2008 Period	Six Months Ended July 3, 2009 vs. Comparable 2008 Period
Existing Businesses	(7.5)%	(4.5)%
Acquisitions	3.0%	3.5%
Impact of currency translation	(7.5)%	(8.0)%

Total	(12.0)%	(9.0)%

Segment Overview

Sales declines in the segment’s life sciences instrumentation and dental businesses more than offset sales growth in the segment’s acute care diagnostic business during both the three and six months ended July 3, 2009. Sales growth as result of price increases across the segment, reflected in the sales from existing businesses, was approximately 1% in both periods.

Operating profit margins decreased 100 basis points in the three months ended July 3, 2009 as compared to the comparable period of 2008 primarily as a result of 85 basis points of incremental costs incurred during the quarter associated with restructuring activities. Lower sales volumes during the second quarter of 2009 also reduced operating profit margins. The adoption of SFAS 141R, requiring the expensing of transaction costs for acquisitions completed after January 1, 2009, also reduced operating profit margins for the quarter by 10 basis points. Transaction costs related to acquisitions completed prior to December 31, 2008 were generally considered a component of purchase consideration and were not expensed. Cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008, as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses, partially offset these negative year-over-year factors.

Operating profit margins decreased 80 basis points in the six months ended July 3, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is also primarily a result of the lower sales volumes during the first half of 2009 as well as 45 basis points of incremental costs incurred during the six month period associated with restructuring activities. The dilutive effect of acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 10 basis points. Cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008, as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset negative year-over-year factors.

Overview of Businesses within Medical Technologies Segment

Sales in the segment’s acute care diagnostics business grew at mid-single digit rates in both the three and six months ended July 3, 2009 as compared to the comparable periods in 2008. Growth during both periods was primarily driven by strong aftermarket consumables sales related to the business’ installed base of acute care diagnostic instrumentation. In addition, increased demand in China for the business’ blood gas analysis instrument, primarily during the second quarter, contributed to the year-over-year sales growth.

Sales in the segment’s life science instrumentation and pathology diagnostics businesses declined at a mid-single digit rate in the three months ended July 3, 2009 and a low-single digit rate in the six months ended July 3, 2009 as compared to the comparable periods in 2008. Lower demand for confocal and compound microscopy equipment during the second quarter, primarily in North America, more than offset sales growth of consumable products in the pathology diagnostic business during both periods, as customers have delayed equipment purchases pending the release of federal government stimulus funding for qualified expenditures. Strong sales in the second quarter of 2008 due to backlog reduction efforts during that period also contributed to the second quarter 2009 sales decline. In addition, lower capital spending budgets at hospitals weakened demand for instrumentation products. Growth in China due to strong demand for the segment’s compound microscopes and microscopes used in other applications partially offset weakness in North America.

Sales in the segment’s dental businesses declined at a low double-digit rate in the three months ended July 3, 2009 as compared to the comparable period of 2008. For the six months ended July 3, 2009, sales declined at a high-single digit rate as compared to the comparable period of 2008. Modest second quarter sales declines in the dental consumables businesses offset low-single digit growth in the first quarter of 2009 resulting in essentially flat sales for the six month period. Weaker demand in the orthodontia and endodontic product lines more than offset strong sales of infection control products during the second quarter of 2009. Demand remains soft for a majority of the product offerings in the dental technologies business, as customers delay or cancel capital spending decisions. Inventory reductions in certain distribution channels in the dental technologies businesses also contributed to the sales decline. The impact of credit conditions on customers in the emerging economies of Latin America also contributed to sales declines in the dental technologies business.

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

Industrial Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$647,873	$869,065	$1,298,000	$1,667,700
Operating profit	101,770	148,733	191,098	266,504
Depreciation and amortization	14,321	16,672	28,686	32,621
Operating profit as a % of sales	15.7%	17.1%	14.7%	16.0%
Depreciation and amortization as % of sales	2.2%	1.9%	2.2%	2.0%

Components of Sales Growth	Three Months Ended July 3, 2009 vs. Comparable 2008 Period	Six Months Ended July 3, 2009 vs. Comparable 2008 Period
Existing Businesses	(19.0)%	(16.0)%
Acquisitions	—	—
Impact of currency translation	(6.5)%	(6.0)%

Total	(25.5)%	(22.0)%

Segment Overview

Sales declines from the segment’s motion, product identification and sensors and controls businesses in both the three and six months ended July 3, 2009 more than offset modest sales growth from existing businesses in the segment’s niche aerospace and defense businesses as well as sales growth of approximately 1.5% as a result of price increases across the segment.

Operating profit margins in the segment were 140 basis points lower in the three months ended July 3, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes during the second quarter of 2009 as well as 10 basis points of incremental costs incurred during the quarter associated with restructuring activities. The dilutive effect of acquired businesses and the adoption of SFAS No. 141R, requiring the expensing of transaction costs for acquisitions completed after January 1, 2009, also reduced operating profit margins for the quarter by 25 basis points. Cost savings attributable to the Company’s restructuring activities that began in 2008 as well as ongoing efforts to reduce material costs and other operating expenses partially offset these negative year-over-year factors.

Operating profit margins in the segment were 130 basis points lower in the six months ended July 3, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes during the first half of 2009 as well as 5 basis points of incremental costs incurred during the period associated with restructuring activities. The dilutive effect of acquired businesses and the adoption of SFAS No. 141R and associated requirement to expense transaction costs for acquisitions completed after January 1, 2009 negatively impacted operating profit margins on a year-over-year basis by 10 basis points. Cost savings attributable to the Company’s restructuring activities that began in 2008 as well as ongoing efforts to reduce material costs and other operating expenses partially offset these negative factors.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales from the segment’s motion businesses, representing approximately 25% of segment sales in the three months ended July 3, 2009, declined 43.5% in the second quarter 2009 as compared to the comparable 2008 period. Sales from existing businesses decreased 35%, while the impact of currency translation decreased reported sales by 8.5%. There were no acquisitions impacting the motion businesses’ sales comparisons in the three and six months ended July 3, 2009.

For the six months ended July 3, 2009, sales from the segment’s motion businesses declined 37.5% as compared to the comparable period of 2008. Sales from existing businesses decreased 29.5%, while the impact of currency translation decreased reported sales by 8.0%.

Sales from existing businesses during both periods declined as a result of weak demand for all of the businesses’ product offerings, with the exception of the products supporting the aerospace and defense end markets. While broad-based, particular weakness was experienced in the businesses’ electronics assembly, semiconductor, flat panel display, machine tooling, lift truck and elevator markets. The weak demand for products supporting these end markets is primarily attributable to the overall recessionary economic conditions.

Product Identification. Sales from the segment’s product identification businesses, representing approximately 29% of segment sales for the three months ended July 3, 2009, declined 19.5% as compared to the comparable period of 2008. Sales from existing businesses decreased 12.5%, while the impact of currency translation decreased reported sales by 7.0%. There were no acquisitions impacting the product identification businesses’ sales comparisons in the three and six months ended July 3, 2009.

For the six months ended July 3, 2009, sales from the segment’s product identification sales declined 18% as compared to the comparable period of 2008. Sales from existing businesses decreased 10.5%, while the impact of currency translation decreased reported sales by 7.5%.

Sales declines from existing businesses during both the three and six month periods resulted primarily from weak customer demand for core marking and coding equipment as customers continued to delay or cancel capital spending decisions in the current economic environment. Demand also declined for consumable products and services associated with the businesses’ installed base of marking and coding equipment but at lower rate than for equipment sales. Sales in the integrated scanning system product line declined in both the three and six month periods driven primarily by sales declines in the second quarter due to the timing of project completions as well as general economic conditions. Order rates in the integrated scanning system product line indicate that the business will continue to contract in the second half of 2009 due in part to the freeze in capital spending at the U.S. Postal Service.

Focused Niche Businesses. Sales in the segment’s niche businesses declined at a double-digit rate in three month period ended July 3, 2009 and a high-single digit rate in the six month period then ended. Weak demand in the Company’s sensors and controls business, due to continued soft semi-conductor and electronic assembly markets, more than offset sales growth in the Company’s aerospace and defense businesses in both the three and six month periods.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$252,626	$327,565	$502,821	$643,733
Operating profit	36,590	42,601	53,193	79,702
Depreciation and amortization	5,634	5,470	10,953	10,933
Operating profit as a % of sales	14.5%	13.0%	10.6%	12.4%
Depreciation and amortization as % of sales	2.2%	1.7%	2.2%	1.7%

Components of Sales Growth	Three Months Ended July 3, 2009 vs. Comparable 2007 Period	Six Months Ended July 3, 2009 vs. Comparable 2007 Period
Existing Businesses	(22.5)%	(21.5)%
Acquisitions	—	—
Impact of currency translation	(0.5)%	(0.5)%

Total	(23.0)%	(22.0)%

Segment Overview

Sales declined in both the mechanics’ hand tools business and the segment’s niche businesses during both the three and six months ended July 3, 2009 as compared to the comparable period of 2008. The impact of price increases across the segment was negligible on a year-over-year basis.

Operating profit margins in the segment were 150 basis points higher in the three months ended July 3, 2009 as compared to the comparable period of 2008. The year-over-year increase in operating profit margin was primarily due to lower year-over-year commodity costs, cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 and improved productivity in the business’ manufacturing facilities, lower overtime premiums and other salary reductions. Lower sales volumes in the second quarter of 2009 as well as 70 basis points of incremental costs incurred during the quarter associated with restructuring activities partially offset these positive factors.

Operating profit margins in the segment were 180 basis points lower in the six months ended July 3, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes experienced during the first half of 2009 as well as 35 basis points of incremental costs incurred during the six month period associated with restructuring activities. Legal and commodity costs recorded in the first quarter of 2009 by the segment also adversely impacted operating profit margin comparisons for the six month period. Lower year-over-year commodity costs, cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 and improved productivity in the business’ manufacturing facilities, lower overtime premiums and other salary reductions partially offset these negative year-over-year factors.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales from existing businesses, representing approximately 82% of segment sales, declined 12% and 13% for the three and six months ended July 3, 2009, respectively, compared with the comparable periods in 2008. The decline in sales is primarily a result of weak demand in the retail, industrial and mobile tool markets due primarily to the current recessionary economic conditions. An increase in sales related to the U.S. Government partially offset this weak demand.

Sales in the segment’s niche businesses declined approximately 50% in the three months ended July 3, 2009 as compared to the comparable period of 2008 and for the six months ended July 3, 2009, the segment’s niche businesses’ sales declined approximately 45%, in both cases primarily due to weak demand in all niche business end markets. Demand in the segment’s engine retarder business was particularly weak as a result of the current weakness in the commercial vehicle industry.

GROSS PROFIT

($ in thousands)	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$2,673,609	$3,283,895	$5,301,353	$6,312,769
Cost of sales	1,411,340	1,723,596	2,780,475	3,334,754

Gross profit	1,262,269	1,560,299	2,520,878	2,978,015
Gross profit margin	47.2%	47.5%	47.6%	47.2%

The decrease in overall gross profit margin in the three months ended July 3, 2009 was largely due to the negative impact of lower overall sales volumes during the period, resulting in decreased leverage of the Company’s fixed cost base. Costs incurred during the second quarter associated with incremental 2009 restructuring activities negatively impacted gross profit margin by 15 basis points. The negative impacts of lower sales volumes were largely offset by year-over-year cost savings generated from the fourth quarter 2008 and other 2009 restructuring activities. In addition, the effect of fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the second quarter 2008 in connection with the November 2007 acquisition of Tektronix was largely offset by similar acquisition related charges in the second quarter 2009 but favorably impacted year-over-year gross profit margin comparisons by 20 basis points. Year-over-year gross profit margin comparisons for the six months ended July 3, 2009 were largely impacted by the same factors that impacted the three month period resulting in a net increase in gross profit margin of 40 basis points.

OPERATING EXPENSES

($ in thousands)	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Sales	$2,673,609	$3,283,895	$5,301,353	$6,312,769
Selling, general and administrative expenses	759,823	859,969	1,517,318	1,678,359
Research and development expenses	158,500	189,866	319,395	375,970
SG&A as % of sales	28.4%	26.2%	28.6%	26.6%
R&D as % of sales	5.9%	5.8%	6.0%	6.0%

The year-over-year increases in selling, general and administrative expenses as a percentage of sales for the three and six months ended July 3, 2009 are primarily due to reduced leverage of the Company’s cost base caused by lower sales volumes during 2009 as compared to the comparable periods of 2008. In addition, costs associated with incremental 2009 restructuring activities adversely impacted selling, general and administrative expenses as a percent of sales by 110 and 55 basis points for the three and six months ended July 3, 2009, respectively. The Company’s fourth quarter 2008 restructuring actions have generated year-over-year cost savings that partially offset the impact of lower sales and the costs of additional 2009 restructuring activity.

Research and development expenses as a percentage of sales were essentially flat in the three and six months ended July 3, 2009 as compared to the comparable periods in 2008. Reductions of expense levels at certain recently acquired businesses as well as the completion of large development efforts in our Medical Technologies segment offset the impact of the decline in sales volume in both periods.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $31 million in the three months ended July 3, 2009 was $3 million lower than interest expense in the comparable 2008 period. Interest expense of $55 million in the six months ended July 3, 2009 was $19 million lower than interest expense in the corresponding 2008 period. The decrease in interest expense in 2009 is primarily due to lower debt levels during the current year periods as available cash flow was used to repay a portion of the borrowings incurred to fund the acquisition of Tektronix in November 2007.

Interest income of $1 million and $2 million was recognized in the three and six months ended July 3, 2009, respectively, which represents a slight decrease in interest income from the comparable periods of 2008. Higher average invested cash balances during the first six months of 2009 were more than offset by lower interest rates on deposits in 2009 compared to 2008.

INCOME TAXES

The effective income tax rate was 5.8% and 15.4% in the three and six months ended July 3, 2009, respectively, as compared to 24.0% and 25.1% in the three and six months ended June 27, 2008, respectively. The effective tax rate for the three months ended July 3, 2009 reflects a benefit of $60.5 million (or $0.18 per diluted share), primarily related to the reversal of previously provided reserves associated with uncertain tax positions as various international and domestic tax positions were resolved in favor of the Company during the quarter. The effective tax rate for the three months ended June 27, 2008 reflects the benefit of $8.5 million (or $0.03 per diluted share) also due to the favorable resolution of international and domestic tax positions and associated reserve reversal. In accordance with SFAS No. 109, Accounting for Income Taxes, the impact of the favorable resolutions is treated as a discrete item in the period it is resolved, and has no continuing impact on the Company’s effective tax rate. The lower effective rate in 2009 also reflects the benefit of the research and experimentation credit as a result of legislation enacted at the end of 2008. This benefit was not available in the first half of 2008 as the legislation was not yet in effect.

The effective tax rate for the balance of 2009 is expected to be approximately 25% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete” in accordance with SFAS No. 109. Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods. In addition, the provisions of SFAS No. 141R that became effective January 1, 2009 will result in a higher effective tax rate as a result of the non-deductibility of certain acquisition related transaction costs that must now be expensed which were previously capitalized as part of the cost of the acquisition. As indicated in the Company’s 2008 Annual Report on Form 10-K, management estimated that unrecognized tax benefits related to uncertain tax positions may be reduced in 2009. As discussed above, resolutions were reached in several jurisdictions requiring a reduction of the unrecognized tax benefit in the second quarter of 2009. Based on current estimates, it is reasonably possible that approximately $40 million (or $0.12 per share) of previously unrecognized tax benefits will positively impact income in the second half of 2009 as a result of the settlement of, and/or statute of limitations expirations, associated with various international and domestic tax return years.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the three or six months ended July 3, 2009. The costs of steel and petroleum-based products have declined significantly after reaching historic levels in the third quarter of 2008. The increased costs were generally passed along to the Company’s customers at that time.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

The Company remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Although recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. The capital markets worldwide, including the United States, have been severely impacted by credit losses, asset write-downs and failures of some financial institutions. The Company’s credit facilities are predominantly with institutions that, to date, appear to be relatively unaffected by the disruption. The Company’s ability to access the commercial paper market has also not, to date, been affected adversely by the capital markets’ disruption and interest rates on commercial paper issued by the Company have not been materially negatively impacted by the market difficulties. In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019 (as discussed below). The Company continues to generate substantial cash from operating activities and believes that its cash flow from operations, available cash and other sources of liquidity, primarily its commercial paper program and committed credit facilities, will be sufficient to allow it to continue investing in existing businesses and strategic acquisitions and maintain its capital structure on a short and long-term basis.

Overview of Cash Flows and Liquidity

($ in thousands)	Six Months Ended
	July 3, 2009	June 27, 2008
Total operating cash flows	$802,344	$914,930

Purchases of property, plant and equipment	(83,943)	(83,867)
Cash paid for acquisitions	(140,368)	(101,550)
Other (uses) sources	(48,602)	49,003

Net cash used in investing activities	(272,913)	(136,414)

Proceeds from the issuance of common stock	46,761	42,903
Debt repayments, net of new borrowings (excluding March 2009 public debt offering)	(472,031)	(754,796)
Proceeds of March 2009 public debt offering	744,615	—
Payment of dividends	(19,148)	(19,120)

Net cash provided by (used in) financing activities	300,197	(731,013)

•	Operating cash flow, a key source of the Company’s liquidity, was $802 million for the first half of 2009, a decrease of $113 million, or 12% as compared to the comparable period of 2008.

•	As of July 3, 2009, the Company held approximately $1.3 billion of cash and cash equivalents.

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

•

Debt repayments constituted the most significant use of cash in the first half of 2009. The Company repaid approximately $472 million of debt, net of new borrowings and excluding the proceeds from the March 2009 public debt offering.

•	The Company acquired three businesses during the first half of 2009. Total consideration paid for these acquisitions during period was $140 million in cash, net of cash acquired.

Operating Activities

The Company continues to generate substantial cash from operating activities. Operating cash flow, a key source of the Company’s liquidity, was $802 million for the first half of 2009, a decrease of $113 million, or 12% as compared to the comparable period of 2008. The decrease in operating cash flow was primarily attributable to cash paid related to the Company’s restructuring activities, as discussed below, in addition to the decrease in earnings in the first half of 2009 as compared to the first half of 2008. These decreases were partially offset by improvements in operating working capital (defined by the Company as trade accounts receivable plus inventory less accounts payable) which contributed $96 million of cash flow during the first half of 2009 as compared to using $71 million of cash flow in the first half of 2008. Increased collections of accounts receivable and reduced inventory levels associated with lower business activity were partially offset by reductions in accounts payable compared to prior year levels. Cash flows from operating activities can fluctuate significantly from period to period, as working capital needs, and the timing of payments for items such as income taxes, pension funding decisions, restructuring activities and other items can significantly impact cash flows.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals. During the first half of 2009, the Company paid $95 million related to these restructuring activities. Please refer to Note 9 to the Notes to the Consolidated Condensed Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and other investments and cash proceeds from divestitures of businesses or assets. Net cash used in investing activities was $273 million in the first half of 2009 compared to approximately $136 million of net cash used in the comparable period of 2008. Gross capital spending of $84 million for the first half of 2009 was flat on a year-over-year basis. The Company completed the acquisition of three businesses during the first half of 2009 for cash consideration of $140 million, net of cash acquired. The businesses acquired manufacture instrumentation and/or supply products in the test and measurement, environmental and sensors and controls markets and had annual aggregate sales of approximately $50 million based on the acquired business’ revenues in their respective last completed fiscal year. These companies were acquired to complement existing units of either the Professional Instrumentation or Industrial Technologies segments. In 2009, the Company expects capital spending to be approximately $190 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes and excess tax benefits from stock-based compensation, and repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $300 million during the first half of 2009 compared to $731 million used during the first half of 2008. The year-over-year change was primarily due to the $745 million of net proceeds realized from the March 2009 issuance of the 5.40% senior notes due 2019 (as described below), partially offset by the net repayment of other borrowings (primarily commercial paper) of approximately $472 million during the first half of 2009.

For a description of the Company’s outstanding debt as of July 3, 2009, please refer to Note 5 of the Consolidated Condensed Financial Statements.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of July 3, 2009, $180 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.24% and a weighted average maturity of approximately 24.5 days. There was no outstanding Euro-denominated commercial paper as of July 3, 2009. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010. There were no borrowings outstanding under either credit facility as of July 3, 2009.

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. In March 2009, the Company used its shelf registration statement to complete an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.932% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of our outstanding commercial paper with the balance of the net proceeds invested in cash and cash equivalents and expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and capital expenditures. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points. If the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest.

Aggregate cash payments for dividends during the first half of 2009 were $19 million. During the second quarter of 2009, the Company also declared a regular quarterly dividend of $0.03 per share payable on July 31, 2009 to holders of record on June 26, 2009.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, fund restructuring activities, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or credit facilities or, subject to availability, access the capital markets as needed for liquidity. As of July 3, 2009, the Company held approximately $1.3 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.46%

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended July 3, 2009 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes during the quarter ended July 3, 2009 to the information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes during the quarter ended July 3, 2009 to the information reported in Danaher’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the second quarter of 2009. On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of July 3, 2009, 1,977,566 shares remain available for repurchase pursuant to this program.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 5, 2009. At the annual meeting, the shareholders voted on the following proposals:

1.	To elect the four directors named in the Company’s proxy statement to terms expiring in 2012. Each nominee for director was elected by a vote of the shareholders as follows:

	For	Against	Abstain
Mortimer M. Caplin	276,905,834	6,454,740	449,491
Donald J. Ehrlich	274,535,211	8,900,800	374,054
Walter G. Lohr, Jr.	195,007,353	88,401,434	401,278
Linda P. Hefner	277,650,219	5,826,408	333,438

In addition, the terms of Steven M. Rales, John T. Schwieters, Alan G. Spoon, Mitchell P. Rales and H. Lawrence Culp, Jr. as directors continued after the meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The proposal was approved by a vote of shareholders as follows:

For	282,410,852
Against	1,105,903
Abstain	293,310

3.	To approve certain amendments to Danaher’s 2007 Stock Incentive Plan. The proposal was approved by a vote of shareholders as follows:

For	226,184,370
Against	38,318,416
Abstain	593,254
Broker non-votes	18,714,025

4.	To act upon a shareholder proposal requesting that Danaher’s Compensation Committee adopt specified principles relating to the employment of any named executive officer. The proposal was rejected by a vote of shareholders as follows:

For	77,675,469
Against	162,410,783
Abstain	25,009,988
Broker non-votes	18,713,825

5.	To act upon a shareholder proposal requesting that Danaher’s Compensation Committee adopt a policy requiring that senior executives retain a significant percentage of shares acquired through equity compensation programs until two years following termination of their employment. The proposal was rejected by a vote of shareholders as follows:

For	46,412,683
Against	218,213,735
Abstain	469,822
Broker non-votes	18,713,825

6.	To act upon a shareholder proposal requesting that Danaher’s Board of Directors issue a report identifying policy options for eliminating exposure of the environment and dental consumers to mercury from dental amalgams sold by Danaher. The proposal was rejected by a vote of shareholders as follows:

For	43,706,520
Against	180,658,793
Abstain	40,730,297
Broker non-votes	18,714,455

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended* (3)

10.2	Form of Stock Option Agreement under Danaher Corporation 2007 Stock Incentive Plan*

10.3	Form of RSU Agreement under Danaher Corporation 2007 Stock Incentive Plan*

10.4	Form of Stock Option Agreement for Non-Employee Directors under Danaher Corporation 2007 Stock Incentive Plan*

10.5	Danaher Corporation 1998 Stock Option Plan, as amended*

10.6	Danaher Corporation 2007 Executive Incentive Compensation Plan, as amended*

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007

(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008.
(3)	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 6, 2009.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at July 3, 2009 and December 31, 2008, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended July 3, 2009 and June 27, 2008, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended July 3, 2009, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended July 3, 2009 and June 27, 2008, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 22, 2009	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: July 22, 2009	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer