Form 10-Q
period 2009-10-02
DANAHER CORP /DE/
filed 2009-10-22
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐            No  ☒

The number of shares of common stock outstanding at October 16, 2009 was 321,234,857.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	October 2, 2009 (unaudited)	December 31, 2008 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$1,636,231	$392,854
Trade accounts receivable, net	1,836,255	1,894,585
Inventories:
Finished goods	499,170	543,996
Work in process	201,907	211,353
Raw material and supplies	370,353	386,960

Total inventories	1,071,430	1,142,309
Prepaid expenses and other current assets	654,868	757,371

Total current assets	5,198,784	4,187,119

Property, plant and equipment, net of accumulated depreciation of $1,607,840 and $1,483,202, respectively	1,097,424	1,108,653
Other assets	678,338	464,353
Goodwill	9,633,448	9,210,581
Other intangible assets, net	2,553,913	2,519,422

Total assets	$19,161,907	$17,490,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$50,714	$66,159
Trade accounts payable	973,155	1,108,961
Accrued expenses	1,654,482	1,569,977

Total current liabilities	2,678,351	2,745,097

Other long-term liabilities	2,373,530	2,383,299
Long-term debt	2,899,497	2,553,170
Stockholders’ Equity:
Common stock - $0.01 par value	3,571	3,544
Additional paid-in capital	1,976,451	1,812,963
Retained earnings	8,951,148	8,095,155
Accumulated other comprehensive income (loss)	279,359	(103,100)

Total stockholders’ equity	11,210,529	9,808,562

Total liabilities and stockholders’ equity	$19,161,907	$17,490,128

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$2,750,693	$3,208,181	$8,052,046	$9,520,950

Operating costs and expenses:
Cost of sales	1,429,736	1,697,611	4,210,211	5,032,365
Selling, general and administrative expenses	782,438	806,424	2,299,756	2,484,783
Research and development expenses	159,040	182,006	478,435	557,976
Other (income) expense	(85,118)	—	(85,118)	—

Total operating expenses	2,286,096	2,686,041	6,903,284	8,075,124

Operating profit	464,597	522,140	1,148,762	1,445,826

Interest expense	(31,842)	(30,218)	(87,228)	(104,741)
Interest income	1,594	1,070	3,385	6,004

Earnings before income taxes	434,349	492,992	1,064,919	1,347,089

Income taxes	(82,986)	(121,000)	(180,150)	(335,144)

Net earnings	$351,363	$371,992	$884,769	$1,011,945

Net earnings per share:
Basic	$1.09	$1.16	$2.78	$3.17

Diluted	$1.05	$1.11	$2.66	$3.03

Average common stock and common equivalent shares outstanding:
Basic	321,093	319,887	318,519	319,307
Diluted	336,268	337,334	334,763	336,619

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2008	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)

Net income	—	—	—	884,769	—	$884,769
Dividends declared	—	—	—	(28,776)	—	—
Common stock based award activity	2,620	27	163,488	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	348,306	348,306
Unrealized gain on available-for-sale securities (net of $18.4 million tax expense)	—	—	—	—	34,153	34,153

Balance, October 2, 2009	357,107	$3,571	$1,976,451	$8,951,148	$279,359	$1,267,228

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net earnings	$884,769	$1,011,945
Non-cash items:
Depreciation	138,506	145,124
Amortization	113,891	109,932
Stock compensation expense	66,924	64,019
Consideration received in shares	(84,749)	—
Change in trade accounts receivable, net	145,814	(82,293)
Change in inventories	112,590	(64,115)
Change in accounts payable	(146,746)	14,389
Change in prepaid expenses and other assets	108,591	143,913
Change in accrued expenses and other liabilities	(34,098)	6,759

Net cash flows from operating activities	1,305,492	1,349,673

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(115,414)	(118,180)
Proceeds from disposals of property, plant and equipment	3,387	916
Cash paid for other investments	(50,768)	—
Cash paid for acquisitions	(281,369)	(241,193)
Proceeds from refundable escrowed purchase price	—	48,504

Net cash used in investing activities	(444,164)	(309,953)

Cash flows from financing activities:
Proceeds from issuance of common stock	96,591	72,193
Payment of dividends	(28,776)	(28,708)
Net repayments of borrowings (maturities of 90 days or less)	(457,095)	(1,073,142)
Proceeds of borrowings (maturities longer than 90 days)	744,615	48,426
Repayments of borrowings (maturities longer than 90 days)	(6,827)	(10,172)

Net cash provided by (used in) financing activities	348,508	(991,403)

Effect of exchange rate changes on cash and equivalents	33,541	(906)

Net change in cash and equivalents	1,243,377	47,411

Beginning balance of cash and equivalents	392,854	239,108

Ending balance of cash and equivalents	$1,636,231	$286,519

Supplemental disclosures:
Cash interest payments	$86,185	$59,973
Cash income tax payments	$159,593	$253,281

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

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at October 2, 2009 and December 31, 2008, and its results of operations and cash flows for the three and nine months ended October 2, 2009 and September 26, 2008. Effective January 1, 2009, the Company adopted new accounting standards related to accounting for and presentation of non-controlling interests in the financial statements. The adoption of this new standard did not impact the Company as non-controlling interests included in the Company’s consolidated financial statements are not significant.

Total comprehensive income was as follows ($ in millions):

	October 2, 2009	September 26, 2008
Three Months Ended	$547	$57
Nine Months Ended	1,267	984

Total comprehensive income for the first nine months of 2009 includes the change in cumulative foreign translation adjustment associated with the translation of foreign subsidiary financial statements into U.S. dollars, as well as unrealized gains associated with marketable securities available-for-sale and open foreign currency forward contracts that qualify for hedge accounting. Refer to Note 7 for discussion of these forward contracts. As of October 2, 2009, the Company had investments in available-for-sale equity securities with an aggregate cost basis of $135 million and an aggregate fair value of $187 million. Through October 2, 2009, unrealized gains of approximately $52 million ($34 million net of tax) associated with these available-for-sale securities have been reflected in other comprehensive income.

Total comprehensive income for the first nine months of 2008 includes the change in cumulative foreign translation adjustment as well as the cumulative impact of the change in the measurement date for post-employment benefit obligations. Refer to Notes 1 and 9 in the 2008 Annual Report on Form 10-K for further information related to the change in the measurement date.

The Company has evaluated subsequent events through October 21, 2009 for recording or disclosure in these financial statements.

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2008 and 2009 acquisitions and is in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with its 2009 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The following briefly describes the Company’s acquisition activity for the nine months ended October 2, 2009. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2008, please refer to Note 2 to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.

During the first nine months of 2009, the Company completed the acquisition of nine businesses for total consideration of approximately $281 million in cash, net of cash acquired. The businesses acquired manufacture instrumentation and/or supply products and services in the test and measurement, environmental, product identification, dental and sensors and controls markets and had annual aggregate sales of approximately $180 million based on the acquired business’ revenues in their respective last completed fiscal year. These companies were acquired to complement existing units of the Professional Instrumentation, Medical Technologies and Industrial Technologies segments. The Company preliminarily recorded an aggregate of $185 million of goodwill related to these acquisitions.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended October 2, 2009 ($ in thousands):

Accounts receivable	$23,763
Inventory	17,581
Property, plant and equipment	2,632
Goodwill	184,652
Other intangible assets, primarily trade names, customer relationships and patents	82,020
Accounts payable	(10,587)
Other assets and liabilities, net	(18,692)

Net cash consideration	$281,369

In addition, during the third quarter 2009, the Company signed a definitive agreement with MDS Inc. to acquire the Analytical Technologies division of MDS, which includes a 50% ownership position in Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”), a mass spectrometry business, and a 100% ownership position in the former Molecular Devices Corporation, a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company also signed a definitive agreement with Life Technologies Corporation to acquire the remaining 50% ownership position in AB SCIEX. After completion of both transactions, the Company will own outright AB SCIEX and Molecular Devices. The aggregate purchase price for the combined transactions is $1.1 billion, including debt assumed and net of cash acquired. The Company expects to use available cash on hand to fund the purchase of these businesses.

Both transactions are subject to regulatory approval and customary closing conditions and are expected to close in the fourth quarter of 2009. Upon completion of the transactions, the businesses acquired will operate within the Company’s Medical Technologies segment.

The unaudited pro forma information for the periods set forth below gives effect to all completed acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$2,765,276	$3,291,475	$8,128,204	$9,804,707
Net earnings	351,227	373,061	883,097	1,004,166
Diluted earnings per share	$1.05	$1.11	$2.66	$3.01

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. As a result of the new business combinations accounting standards that became effective on January 1, 2009, all integration related costs, including workforce reduction and restructuring costs as well as facility closure and realignment costs, associated with acquisitions completed after December 31, 2008 are expensed as incurred. In addition, all legal, investment banking and other direct transaction costs associated with due diligence related to acquisitions pending and completed after December 31, 2008 are expensed as incurred under these new accounting standards. The previous business combination accounting standards that applied to all acquisitions completed prior to December 31, 2008 required restructuring and transaction related costs be accrued as a component of the purchase price allocation.

For the nine months ended October 2, 2009, in connection with pending or completed acquisitions, the Company has incurred $11 million of transaction related costs, primarily banking fees and amounts paid to third party advisers. In addition, the Company’s earnings for the nine month period ended October 2, 2009 reflect the impact of charges totaling $11 million associated with fair value adjustments to acquired inventory and acquired deferred revenue related to completed acquisitions.

Accrued liabilities for restructuring costs associated with acquisitions completed prior to December 31, 2008 and established as a component of the purchase price allocation, include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, December 31, 2008	365	85	450
Adjustments to previously provided headcount estimates	—	14	14
Headcount reductions in 2009	(364)	(86)	(450)

Balance, October 2, 2009	1	13	14

Employee Termination Benefits:
Balance, December 31, 2008	$23,007	$4,405	$27,412
Adjustments to previously provided reserves	—	(807)	(807)
Costs paid in 2009	(20,098)	(1,811)	(21,909)

Balance, October 2, 2009	$2,909	$1,787	$4,696

	Tektronix	All Others	Total
Facility Closure and Restructuring Costs:
Balance, December 31, 2008	$2,427	$6,254	$8,681
Adjustments to previously provided reserves	(226)	2,764	2,538
Costs paid in 2009	(950)	(3,802)	(4,752)

Balance, October 2, 2009	$1,251	$5,216	$6,467

Adjustments to the restructuring accruals established in the initial purchase price allocation related to acquisitions completed prior to December 31, 2008 represent revisions to estimates made within twelve months of the acquisition date as restructuring plans are finalized. To the extent accruals recorded are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its restructuring plans with respect to certain of its 2008 acquisitions and will adjust current accrual levels to reflect such restructuring plans as such plans are finalized. Amounts accrued are based on decisions finalized through October 2, 2009.

NOTE 3. INCOME TAXES

The global nature of the Company’s operations results in the Company filing numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and non-U.S. jurisdictions. As a result, the Company and its subsidiaries are routinely examined by various taxing authorities throughout the world. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2006 and is no longer subject to state, local and non-U.S. income tax examinations by tax authorities for years before 2002.

The Company assesses uncertain tax positions in accordance with income tax accounting standards. As indicated in the Company’s 2008 Annual Report on Form 10-K, management estimated that it was reasonably possible unrecognized tax benefits related to uncertain tax positions may be recognized in 2009 as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations. During the second and third quarters of 2009, the Company recognized tax benefits associated with certain international and domestic tax positions being resolved in its favor and the lapse of statutes of limitations. The impacts of the favorable resolutions have been treated as discrete items in the periods they were resolved and reduced the provision for income taxes by approximately $37 million (or $0.11 per diluted share) and $97 million (or $0.29 per diluted share) during the three and nine month periods ended October 2, 2009, respectively.

NOTE 4. STOCK-BASED COMPENSATION

Stock options and restricted stock units (RSUs) have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In May 2009, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 7 million shares pursuant to the Plan bringing the total number of shares authorized for issuance under the Plan to 19 million. No more than 6 million of the 19 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five-year period and terminate ten years from the issuance date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. They are generally subject to performance criteria determined by the Compensation Committee, as well as time-based vesting. Most RSU awards granted prior to the third quarter of 2009 vest (subject to satisfaction of the performance criteria) 50% on each of the fourth and fifth anniversaries of the grant date. These vesting terms continue to apply to most RSU awards to senior management. However, for other RSU award recipients who were granted RSU awards during the third quarter of 2009, vesting (subject to satisfaction of the performance criteria) occurs 1/3 on each of the third, fourth and fifth anniversaries of the grant date. Certain of the Company’s executive officers and other employees have been awarded RSUs with different vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. As of October 2, 2009, approximately 11 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the nine months ended October 2, 2009:

Risk-free interest rate	2.08% - 3.68%
Weighted average volatility	22% - 35%
Dividend yield	0.20%
Expected years until exercise	6 - 9.5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The expected volatility used to value option grants in the first half of 2009 was significantly higher than the expected volatility used in recent periods as a result of the volatility in the overall equity markets. To estimate the option exercise timing to be used in the valuation model, in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise data for previously granted options. At the time of grant, the Company estimates the number of options that it expects will be forfeited based on the Company’s historical experience. Separate groups of employees that have similar behavior with regard to holding options for longer periods and different forfeiture rates are considered separately for valuation and attribution purposes.

The following table summarizes the components of the Company’s stock-based compensation programs reported as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Financial Statements ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$8,000	$5,794	$21,510	$18,730
Tax benefit	(2,800)	(2,028)	(7,528)	(6,556)

Restricted stock unit and restricted share expense, net of tax	$5,200	$3,766	$13,982	$12,174

Stock Options:
Pre-tax compensation expense	$13,234	$15,826	$45,414	$45,289
Tax benefit	(4,057)	(4,454)	(13,147)	(12,587)

Stock option expense, net of tax	$9,177	$11,372	$32,267	$32,702

Total Share-Based Compensation:
Pre-tax compensation expense	$21,234	$21,620	$66,924	$64,019
Tax benefit	(6,857)	(6,482)	(20,675)	(19,143)

Total share-based compensation expense, net of tax	$14,377	$15,138	$46,249	$44,876

As of October 2, 2009, $83 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of October 2, 2009, $165 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of October 2, 2009 and changes during the nine months ended October 2, 2009 were as follows:

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in ($000’s)
Outstanding at January 1, 2009	22,084	$50.49
Granted	2,451	$56.60
Exercised	(2,511)	$33.25
Forfeited	(571)	$67.25

Outstanding at October 2, 2009	21,453	$52.76	6	$318,673

Vested and Expected to Vest at October 2, 2009	20,798	$52.28	6	$316,718

Vested and Exercisable at October 2, 2009	12,416	$42.86	4	$285,615

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 2, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended October 2, 2009 and September 26, 2008 was $70 million and $58 million, respectively. Exercise of options during the first nine months of 2009 and 2008 resulted in cash receipts of $70 million and $55 million, respectively. The Company realized a tax benefit of approximately $28 million in the nine months ended October 2, 2009 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of October 2, 2009:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	2,064	$60.57
Forfeited	(62)	$69.10
Vested and issued	(109)	$56.17
Granted	926	$56.79

Unvested at October 2, 2009	2,819	$59.31

In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the three and nine months ended October 2, 2009, approximately 12 thousand and 39 thousand shares with an aggregate value of approximately $731 thousand and $2.4 million, respectively, were withheld to satisfy the requirement.

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for the nine months ended October 2, 2009 ($ in millions).

Balance, December 31, 2008	$9,211
Attributable to 2009 acquisitions	185
Adjustments to purchase price allocations	(14)
Effect of foreign currency translations	251

Balance, October 2, 2009	$9,633

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price. The carrying value of goodwill at October 2, 2009, for the Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components segments is $3,969 million, $3,409 million, $2,061 million, and $194 million, respectively. Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The assessment for one reporting unit was updated as of July 3, 2009 due to the comparison of its actual financial performance during the first six months of 2009 to expectations used in the 2008 annual assessment. This updated assessment indicated that no impairment of the reporting unit’s goodwill existed. The factors used by management in its impairment analysis are inherently subject to uncertainty, particularly in light of the recent deterioration in overall global economic conditions and worldwide credit markets. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

NOTE 6. FINANCING TRANSACTIONS

The components of the Company’s debt as of October 2, 2009 and December 31, 2008 were as follows ($ in millions):

	October 2, 2009	December 31, 2008
U.S. dollar-denominated commercial paper	$180	$624
4.5% guaranteed Eurobond Notes due July 22, 2013 (€500 million)	729	699
5.625% notes due 2018	500	500
5.4% notes due 2019	750	—
Zero coupon Liquid Yield Option Notes due 2021 (“LYONs”)	631	620
Other borrowings	160	176

Total	2,950	2,619
Less – currently payable	51	66

Long-term debt	$2,899	$2,553

For a full description of the Company’s debt financing, please refer to Note 8 of the Company’s 2008 Annual Report on Form 10-K and the description of the 2019 Notes set forth below. As of October 2, 2009, the Company’s 5.625% notes due 2018 had an approximate fair value of $549 million and the 5.4% notes due 2019 had an approximate fair value of $811 million. The fair value of the Company’s 4.5% guaranteed Eurobond Notes due July 22, 2013 approximated its carrying value as of October 2, 2009.

The Company satisfies its short-term liquidity needs primarily through operating cash flow, available cash and issuances of U.S. dollar and Euro commercial paper. As of October 2, 2009, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.18% and a weighted average maturity of approximately 25 days. There was no outstanding Euro-denominated commercial paper as of October 2, 2009. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010.

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. In March 2009, the Company used the shelf registration statement to complete an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.93% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper with the balance of the net proceeds invested in cash and equivalents and expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and capital expenditures. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points. If the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest.

The Company has classified the borrowings under the commercial paper programs at October 2, 2009 as long-term borrowings in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned credit facility, to refinance these borrowings for at least one year from the balance sheet date.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended October 2, 2009 ($ in thousands):

Balance, December 31, 2008	$107,910
Accruals for warranties issued during the period	76,014
Attributable to 2009 acquisitions	2,482
Settlements made	(71,327)

Balance, October 2, 2009	$115,079

The Company selectively uses derivative financial instruments to manage currency exchange risk and does not hold derivatives for trading purposes. In the fourth quarter of 2008, two wholly-owned subsidiaries of the Company entered into foreign currency forward contracts related to anticipated sales denominated in currencies other than the functional currency of the subsidiaries entering the contracts. A portion of the contracts were settled in the nine months ended October 2, 2009. The remaining open forward contracts, having an aggregate notional amount of 881 million Japanese Yen ($9.8 million) as of October 2, 2009 related to one subsidiary and an aggregate notional amount of 4.2 million Euro ($6.1 million) also as of October 2, 2009, related to the second subsidiary, will be settled at various dates during the remaining three month period ending December 31, 2009 based on their terms. These forward contracts qualify as “effective” or “perfect” hedges. As of October 2, 2009 the aggregate fair value of the forward contracts was less than $1 million.

NOTE 8. PENSION AND OTHER POST-RETIREMENT BENEFITS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three and nine months ended October 2, 2009 and September 26, 2008 respectively ($ in millions):

Pension Benefits

	Three Months Ended
	US		Non-US
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$0.4	$1.5	$3.2	$3.7
Interest cost	18.9	17.8	7.9	8.2
Expected return on plan assets	(21.0)	(22.1)	(4.8)	(6.1)
Amortization of prior service credits	—	—	(0.1)	(0.1)
Amortization of loss	2.3	0.6	0.9	(0.1)
Other	—	—	—	(0.2)

Net periodic cost / (benefit)	$0.6	$(2.2)	$7.1	$5.4

	Nine Months Ended
	US		Non-US
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$1.6	$5.7	$9.2	$11.2
Interest cost	57.1	55.0	22.7	25.0
Expected return on plan assets	(63.2)	(67.3)	(13.7)	(18.7)
Amortization of prior service credits	—	—	(0.3)	(0.3)
Amortization of loss / (gain)	7.3	3.4	2.4	(0.3)
Other	—	—	0.8	(0.2)

Net periodic cost / (benefit)	$2.8	$(3.2)	$21.1	$16.7

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three and nine months ended October 2, 2009 and September 26, 2008 respectively ($ in millions):

Other Post-Retirement Benefits

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$0.1	$0.3	$0.7	$0.9
Interest cost	1.5	1.7	5.1	5.5
Amortization of prior service credits	(2.0)	(1.8)	(6.0)	(5.4)
Amortization of loss	—	0.6	1.6	2.2

Net periodic cost	$(0.4)	$0.8	$1.4	$3.2

Employer Contributions

During the nine months ended October 2, 2009, no contributions were made to the U.S. plan and there are no significant anticipated statutory funding requirements for the remainder of 2009. The Company’s total 2009 contributions to non-U.S. plans are estimated to be approximately $30 million.

NOTE 9. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares related to instruments outstanding during the period. For the three and nine months ended October 2, 2009, approximately 5.3 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share of common stock is summarized as follows ($ in thousands, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended October 2, 2009:

Basic EPS	$351,363	321,093	$1.09
Adjustment for interest on convertible debentures	2,515	—
Incremental shares from assumed exercise of dilutive options	—	3,206
Incremental shares from assumed conversion of the convertible debentures	—	11,969

Diluted EPS	$353,878	336,268	$1.05

For the Three Months Ended September 26, 2008:

Basic EPS	$371,992	319,887	$1.16
Adjustment for interest on convertible debentures	2,591	—
Incremental shares from assumed exercise of dilutive options	—	5,476
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$374,583	337,334	$1.11

For the Nine Months Ended October 2, 2009:
Basic EPS	$884,769	318,519	$2.78
Adjustment for interest on convertible Debentures	7,374	—
Incremental shares from assumed exercise of dilutive options	—	4,275
Incremental shares from assumed conversion of the convertible debentures	—	11,969

Diluted EPS	$892,143	334,763	$2.66

For the Nine Months Ended September 26, 2008:
Basic EPS	$1,011,945	319,307	$3.17
Adjustment for interest on convertible debentures	7,730	—
Incremental shares from assumed exercise of dilutive options	—	5,341
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$1,019,675	336,619	$3.03

NOTE 10. RESTRUCTURING AND OTHER RELATED CHARGES

During the fourth quarter of 2008 the Company initiated and substantially completed restructuring actions to better position the Company’s cost base for future periods. In connection with these various actions, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.18 per diluted share) in the fourth quarter of 2008. The restructuring and other related charges improved operational efficiency through targeted workforce reductions and facility consolidations and closures. Approximately 93% of the total pre-tax charge required cash payments, which were funded with cash generated from operations. Substantially all required cash payments have been made. For a full description of the Company’s fourth quarter 2008 restructuring activities, please refer to Note 16 of the Company’s 2008 Annual Report on Form 10-K.

In addition, in April and August 2009, the Company approved plans to implement further restructuring activities throughout its businesses. The plan approved in April resulted from management’s assessment that significant additional actions were appropriate to adjust the Company’s cost base in light of the continued weakness in demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions since the beginning of 2009. The plan approved in August resulted from management’s assessment that additional actions were appropriate to adjust the Company’s on-going cost structure to reflect lower demand levels experienced to date in 2009 resulting from the global recession. The April plan, which authorized spending for actions of up to $120 million, and the August plan, which authorized spending for actions of up to $80 million, are in addition to the Company’s regular on-going restructuring actions that are expected to result in charges of $40 to $60 million in 2009, resulting in approximately $250 million of aggregate expected restructuring and related costs for 2009. Completion of some of these actions may be delayed until the first half of 2010.

Total 2009 expected restructuring and related charges for actions currently planned and in the process of being implemented and the associated costs incurred during the three and nine months ended October 2, 2009 are summarized in the table below ($ in millions):

	Employee Severance & Related	Facility Exit & Other Related Charges	Total Restructuring & Other Related Charges
Total Expected Costs	$201.3	$48.7	$250.0

Costs incurred:
Three months ended April 3, 2009	$9.9	$0.3	10.2
Three months ended July 3, 2009	44.6	1.2	45.8
Three months ended October 2, 2009	37.6	7.8	45.4

Nine months ended October 2, 2009	$92.1	$9.3	$101.4

Remaining Expected Costs	$109.2	$39.4	$148.6

The nature of the restructuring and related activities were broadly consistent throughout the Company’s reportable segments and resulted in the pre-tax charges during the three and nine months ended October 2, 2009 as reflected in the table below ($ in millions):

	Total Expected Costs	Costs Incurred:		Remaining Costs
		Three Months Ended October 2, 2009	Nine Months Ended October 2, 2009
Professional Instrumentation	$96.2	$27.3	$58.8	$37.4
Medical Technologies	56.2	6.8	15.7	40.5
Industrial Technologies	76.9	6.9	19.8	57.1
Tools & Components	20.7	4.4	7.1	13.6

	$250.0	$45.4	$101.4	$148.6

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2008 and 2009 actions ($ in millions):

	Balance as of December 31, 2008	Costs Incurred	Paid / Settled	Accrual Balance as of October 2, 2009
Restructuring Charges
Employee severance and related	$52.7	$92.1	$(103.7)	$41.1
Facility exit and related	2.6	9.3	(6.1)	5.8

Total Restructuring	$55.3	$101.4	$(109.8)	$46.9

The restructuring and other related charges for the three and nine months ended October 2, 2009, include cash charges of $43.6 million and $99.3 million, respectively, and $1.8 million and $2.1 million of non-cash charges, respectively. These charges are reflected in the following captions in the accompanying Consolidated Condensed Statement of Earnings ($ in millions):

Statement of Earnings Caption	Three Months Ended October 2, 2009	Nine Months Ended October 2, 2009
Cost of sales	$17.1	$34.5
Selling, general and administrative expenses	28.3	66.9

	$45.4	$101.4

NOTE 11. OTHER INCOME

During the third quarter of 2009, Ormco Corporation, a wholly owned subsidiary of the Company, settled certain litigation pending between Ormco and Align Technology, Inc. (Align). Among other provisions, as part of the settlement, Align paid $13 million in cash to Ormco and issued to the Company 7.6 million shares of Align common stock, which following issuance represented an approximately ten percent ownership interest in Align. The Company recorded a pre-tax gain of $85 million ($53 million after tax or $0.16 per share) related to the settlement representing the cash received and the value of the shares received on the respective dates the shares were issued to the Company, net of $13 million of related legal and direct settlement costs incurred. This gain is reflected as “other (income) expense” in the accompanying Consolidated Condensed Statement of Earnings. The shares received in connection with the settlement have been classified as available-for-sale securities. Any gains or losses resulting from changes in the fair value of the securities are reflected as unrealized gains or losses in other comprehensive income and classified as a component of stockholders’ equity until such gains or losses are realized.

NOTE 12. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Segment information is presented consistently with the basis described in the 2008 Annual Report on
Form 10-K. There has been no material change in total assets or liabilities by segment except for the effect of the 2009 acquisitions (see Note 2). Segment results for the three and nine months ended October 2, 2009 and September 26, 2008 are shown below ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales:
Professional Instrumentation	$1,060,076	$1,213,676	$3,106,009	$3,616,815
Medical Technologies	766,267	835,009	2,220,866	2,433,206
Industrial Technologies	654,925	819,819	1,952,925	2,487,519
Tools and Components	269,425	339,677	772,246	983,410

	$2,750,693	$3,208,181	$8,052,046	$9,520,950

Operating Profit:
Professional Instrumentation	$165,234	$244,100	$500,308	$685,294
Medical Technologies	168,125	102,880	317,446	280,339
Industrial Technologies	111,217	149,039	302,315	415,543
Tools and Components	42,101	47,628	95,294	127,330
Other	(22,080)	(21,507)	(66,601)	(62,680)

	$464,597	$522,140	$1,148,762	$1,445,826

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of Danaher Corporation’s (“Danaher,” “Company,” “we,” “us” or “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of October 2, 2009.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities (including estimates of the scope, type, timing and cost of such activities) new product and service developments, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; economic conditions and the anticipated duration of the current economic downturn; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Current general economic conditions and uncertainties in the global financial markets may further adversely affect our operating results and financial condition.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products and services.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and services and product enhancements based on technological innovation.

•	Our revenues could decline further if the markets into which we sell our products and services continue to decline or do not grow as anticipated.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	Any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	Our indebtedness may limit our operations and our use of our cash flow.

•	We may be required to recognize impairment charges for our goodwill or other long-lived assets.

•	Foreign currency exchange rates may adversely affect our results of operations and financial condition.

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

•

Changes in our tax rates or exposure to additional income tax liabilities, including as a result of changes in legislation or regulations, could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

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

OVERVIEW

General

The Company operates in a highly competitive business environment in most markets and geographies served. The Company’s future performance will depend on its ability to address a variety of challenges, opportunities and trends in the markets and geographies served, including contraction in the world’s major economies, reduced levels of funding available from the global capital markets, trends toward increased utilization of the global labor force, consolidation of competitors and the expansion of market opportunities in Asia and Latin America over the long-term. The Company regularly evaluates market needs and conditions with the objective of positioning itself to provide superior products and services to its customers in a cost efficient manner.

Beginning in the fourth quarter of 2008, worldwide credit markets and overall global economic conditions deteriorated significantly, resulting in a general decline in worldwide demand for the Company’s products and services. While differences exist among the Company’s businesses, demand for the Company’s products and services continued to deteriorate through the first half of 2009 resulting in lower overall sales for the first half of 2009 as compared to the comparable periods of 2008. During the third quarter 2009, sales declined on a year-over-year basis but to a lesser degree than in the second quarter of 2009 particularly in the Company’s test and measurement, motion and product identification businesses. Geographically, while still down on a year-over-year basis, demand in North America improved on a sequential basis from the second quarter 2009 to the third quarter 2009. Demand in Europe and the emerging economies of Latin America and Eastern Europe remained soft, while demand in China grew modestly in the third quarter 2009 compared with the third quarter 2008. The Company expects revenues for the fourth quarter of 2009 to decline from 2008 levels due to the continued weakness in demand, but at a more moderate rate than experienced in the third quarter of 2009.

As discussed below, in light of sales declines during the first nine months of 2009 and to improve future profitability, the Company has initiated several restructuring actions to reduce costs. The impact of these sales declines and restructuring costs on net earnings during the quarter was partially mitigated by the benefit of reduced operating expenses resulting from the Company’s 2008 and early 2009 restructuring actions, lower commodity costs, and ongoing efforts to reduce material costs and other operating expenses.

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

Restructuring Activities

During the fourth quarter of 2008 the Company initiated and substantially completed restructuring actions to better position the Company’s cost base for future periods. In connection with these actions, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.18 per diluted share) in the fourth quarter 2008. The restructuring and other related charges improved operational efficiency through targeted workforce reductions and manufacturing facility consolidations and closures. Approximately 93% of the total pre-tax charge required cash payments, which were funded with cash generated from operations. Substantially all required cash payments related to the actions have been made. For a full description of the Company’s fourth quarter 2008 restructuring activities, please refer to Note 16 of the Company’s 2008 Annual Report on
Form 10-K.

In addition, in April and August 2009, the Company approved plans to implement further restructuring activities throughout its businesses. The plan approved in April resulted from management’s assessment that significant additional actions were appropriate to adjust the Company’s cost base in light of the continued weakness in demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions since the beginning of 2009. The plan approved in August resulted from management’s assessment that additional actions were appropriate to adjust the Company’s on-going cost structure to reflect lower demand levels experienced to date in 2009 resulting from the global recession. The April plan, which authorized spending for actions of up to $120 million, and the August plan, which authorized spending for actions of up to $80 million, are in addition to the Company’s regular on-going restructuring actions that are expected to result in charges of $40 to $60 million in 2009, resulting in approximately $250 million of aggregate expected restructuring and related costs for 2009. Completion of some of these actions may be delayed until the first half of 2010.

These 2009 restructuring actions include employee-related and facility shut-down costs of approximately $230 million and non-cash asset write-offs of approximately $20 million. Cash expenditures for these restructuring activities are expected to be approximately $230 million and are being funded with cash generated from operations. In connection with these restructuring plans, the Company incurred a total of $45 million in charges during the three months ended October 2, 2009 of which approximately $33 million ($25 million net of tax or $0.07 per diluted share) were incurred in connection with the plans approved by the Board of Directors and $12 million were incurred in connection with the Company’s on-going restructuring actions. During the nine months ended October 2, 2009, the Company incurred a total of $101 million of restructuring charges of which approximately $67 million ($51 million net of tax or $0.15 per diluted share) were incurred in connection with the plans approved by the Board of Directors and $34 million were incurred in connection with the Company’s on-going restructuring actions. These restructuring activities are expected to generate annualized savings of $220 million. Refer to Note 10 to the Company’s Consolidated Condensed Financial Statements as of October 2, 2009 for additional information related to these restructuring programs. The impact of these restructuring costs on each of the Company’s reportable segments is discussed in the Result of Operations - Business Segment discussion.

Settlement of Litigation

During the third quarter of 2009, Ormco Corporation, a wholly owned subsidiary of the Company, settled certain litigation pending between Ormco and Align Technology, Inc. (Align). Among other provisions, as part of the settlement, Align paid $13 million in cash to Ormco and issued to the Company 7.6 million shares of Align common stock which, following issuance, represented an approximately ten percent ownership interest in Align. The Company recorded a pre-tax gain of $85 million ($53 million after tax or $0.16 per share) related to the settlement representing the cash received and the value of the shares received on the date the shares were issued to the Company, net of $13 million of related legal and direct settlement costs incurred. This gain is reflected as “other (income) expense” in the accompanying Consolidated Condensed Statement of Earnings.

Acquisitions

During the third quarter of 2009, the Company signed a definitive agreement with MDS Inc. to acquire the Analytical Technologies division of MDS, which includes a 50% ownership position in Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”) and a 100% ownership position in the former Molecular Devices Corporation. In a separate, but related transaction, the Company also signed a definitive agreement with Life Technologies Corporation to acquire the remaining 50% ownership position in AB SCIEX. AB SCIEX is a leading designer and manufacturer of mass spectrometers, highly sensitive and sophisticated instruments used by researchers and clinicians to identify and quantify specific molecules in complex samples. Molecular Devices supplies high-performance bio-analytical instrumentation and consumable products that accelerate and improve research productivity and effectiveness in life science research and drug discovery. The businesses to be acquired are expected to expand the Medical Technologies segment’s annual revenues by approximately $650 million.

The aggregate purchase price for the combined transactions is $1.1 billion, including debt assumed and net of cash acquired. The Company expects to use available cash to fund the purchase of these businesses. Both transactions are subject to regulatory approval and customary closing conditions and are expected to close in the fourth quarter of 2009. Upon completion of the transactions, the businesses acquired will operate within the Company’s Medical Technologies segment. AB SCIEX is expected to provide additional sales and earnings growth opportunities in the Company’s Medical Technologies segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses. Company management and other personnel are devoting significant resources to the successful integration of the AB SCIEX business into Danaher.

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

On average, the U.S. dollar was stronger against other major currencies during the three and nine months ended October 2, 2009 as compared to the comparable periods of 2008. As a result, currency exchange rates decreased reported sales for the three and nine month periods by approximately 2.0% and 4.5%, respectively, as compared to the comparable periods of 2008. Due to the recent strengthening of other major currencies against the U.S. dollar, however, U.S. dollar exchange rates at the end of the third quarter 2009 were lower compared to other major currencies than they were at the end of the third quarter 2008. If the exchange rates in effect as of October 2, 2009 prevail throughout the remainder of 2009, currency exchange rates will favorably impact fourth quarter 2009 reported sales by approximately 3.5%. However, on a full year basis, currency exchange rates would still have an adverse impact on annual 2009 reported sales of approximately 2.5% relative to the Company’s performance in the comparable period of 2008 due to the adverse impact of rates in the first nine months of 2009. Additional weakening of the U.S. dollar against other major currencies would benefit the Company’s reported sales and results of operations on an overall basis. Any strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s reported sales and results of operations.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended October 2, 2009 decreased 14.5% as compared to the comparable period of 2008. Sales from existing businesses (references to “sales from existing businesses” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effect) declined 14% on a year-over-year basis. The impact of currency translation on sales decreased reported sales by 2.0% as the U.S. dollar was stronger against other major currencies in the three months ended October 2, 2009 compared to the comparable period of 2008. Sales growth of approximately 1.5% provided by recently acquired businesses partially offset these declines.

For the nine months ended October 2, 2009, consolidated sales declined 15.5% as compared to the comparable period in 2008. Sales from existing businesses decreased 13.0% on a year-over-year basis. The impact of currency translation on sales decreased reported sales by 4.5%. Sales growth of approximately 2.0% provided by recently acquired businesses partially offset these declines.

Operating profit margins for the Company were 16.9% for the three months ended October 2, 2009 compared to 16.3% in the comparable period of 2008. The third quarter 2009 operating profit margins reflect a 310 basis point year-over-year increase resulting from the settlement of litigation between the Company and Align as described above, and also benefitted from year-over-year cost savings attributable to the Company’s fourth quarter 2008 restructuring activities as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses. Partially offsetting these positive factors were reduced sales volumes during the third quarter as compared to the comparable period of 2008 as well as 150 basis points of incremental costs incurred during the third quarter 2009 associated with the Company’s restructuring activities described above. In addition, acquisition-related charges recorded in the third quarter 2009, net of the acquired inventory and acquired deferred revenue fair value accounting charges that were recorded in the third quarter 2008 in connection with the November 2007 acquisition of Tektronix, adversely impacted year-over-year operating profit margin comparisons by 15 basis points. Acquisition-related charges recorded in the third quarter 2009 include fair value accounting charges associated with current year acquired inventory and acquired deferred revenue as well as the impact of expensing transaction costs related to pending and completed acquisitions after December 31, 2008 as required by the new business combination accounting standard. Transaction costs related to acquisitions prior to January 1, 2009 were considered a component of purchase consideration and were not expensed unless the acquisition was not completed. The dilutive effect of acquired businesses also adversely impacted operating profit margins by 15 basis points on a year-over-year basis.

Operating profit margins for nine months ended October 2, 2009 were 14.3% compared to 15.2% in the comparable period of 2008. The decrease in operating profit margins during the first nine months of 2009 is primarily a result of the lower sales volumes as compared to the comparable period of 2008. Incremental restructuring costs incurred during the nine month period reduced operating profit margins by 90 basis points on a year-over-year basis and the dilutive effect of recently acquired businesses adversely impacted operating profit margins on a year-over-year basis by 25 basis points. The Align litigation settlement favorably impacted year-over-year operating profit margin comparisons by 105 basis points and partially offset these reductions in operating profit margins. Fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the first nine months of 2008 in connection with the November 2007 acquisition of Tektronix (net of the acquisition-related charges recorded in the first nine months of 2009) also favorably impact year-over-year operating profit margin comparisons by 30 basis points.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Professional Instrumentation	$1,060,076	$1,213,676	$3,106,009	$3,616,815
Medical Technologies	766,267	835,009	2,220,866	2,433,206
Industrial Technologies	654,925	819,819	1,952,925	2,487,519
Tools and Components	269,425	339,677	772,246	983,410

Total	$2,750,693	$3,208,181	$8,052,046	$9,520,950

PROFESSIONAL INSTRUMENTATION

Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services to enable or enhance the performance of their work. The Professional Instrumentation segment includes two strategic lines of business: test and measurement and environmental. The test and measurement businesses produce and sell bench top and compact, professional electronic test tools and calibration equipment; a variety of video test and monitoring products, network management solutions, network diagnostic equipment and related services. The environmental businesses sell water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$1,060,076	$1,213,676	$3,106,009	$3,616,815
Operating profit	165,234	244,100	500,308	685,294
Depreciation and amortization	34,118	32,960	100,304	97,778
Operating profit as a % of sales	15.6%	20.1%	16.1%	19.0%
Depreciation and amortization as % of sales	3.2%	2.7%	3.2%	2.7%

Components of Sales Growth	Three Months Ended October 2, 2009 vs. Comparable 2008 Period	Nine Months Ended October 2, 2009 vs. Comparable 2008 Period
Existing Businesses	(13.5%)	(13.5%)
Acquisitions	2.5%	3.5%
Impact of currency translation	(1.5%)	(4.0%)

Total	(12.5%)	(14.0%)

Segment Overview

The year-over-year declines in sales from existing businesses for both the three and nine months ended October 2, 2009 are principally attributable to declines in the segment’s test and measurement lines of business. Sales growth as a result of price increases across the segment, reflected in the sales from existing businesses, was approximately 1.0% and 1.5% for the three and nine month periods, respectively.

Operating profit margins decreased 450 basis points in the three months ended October 2, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes during the third quarter 2009, as well as 245 basis points of incremental costs incurred during the quarter associated with restructuring activities. The dilutive effect of recently acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 45 basis points. Partially offsetting these operating profit margin declines was 25 basis points of favorable operating profit margin impact as a result of fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the third quarter 2008 in connection with the November 2007 acquisition of Tektronix (net of the acquisition-related charges recorded in the third quarter 2009.) Also partially offsetting the operating profit margin declines were year-over-year cost savings attributable to the Company’s fourth quarter 2008 restructuring activities as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses.

Operating profit margins decreased 290 basis points in the nine months ended October 2, 2009 as compared to the comparable period of 2008. The decrease in operating profit margins is also primarily a result of the lower sales volumes during the first nine months of 2009, as well as 165 basis points of incremental year-over-year costs incurred during the nine month period associated with restructuring activities. The dilutive effect of recently acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 60 basis points. Partially offsetting these operating profit margin declines was 100 basis points of favorable operating profit margin impact as a result of fair value accounting charges associated with acquired inventory and acquired deferred revenue that were recorded in the third quarter 2008 in connection with the November 2007 acquisition of Tektronix (net of the acquisition-related charges recorded in the first nine months of 2009.) Also partially offsetting the operating profit margin declines were year-over-year cost savings attributable to the Company’s fourth quarter 2008 restructuring activities as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the segment’s environmental businesses, representing 57% of segment sales for the three months ended October 2, 2009 declined 2.5% in the third quarter of 2009 compared to the comparable period of 2008. Sales from existing businesses decreased 2.0% and the impact of currency translation decreased reported sales by 3.0%. Sales growth of 2.5% related to recently acquired businesses partially offset these declines.

For the nine months ended October 2, 2009, sales from the segment’s environmental businesses declined 2.5% as compared to the comparable period of 2009. Sales from existing businesses decreased 1.0% while the impact of currency translation decreased reported sales 5.0%. Partially offsetting these declines was 3.5% of sales growth related to recently acquired businesses.

Sales from existing businesses in the segment’s water quality businesses increased at a low-single digit rate for the three months ended October 2, 2009 compared to the comparable period of 2008. For the nine months ended October 2, 2009, sales from existing businesses were essentially flat compared to the comparable period of 2008. A double-digit growth rate in the business’ ultraviolet water treatment product line offset low-single digit sales declines in the business’ laboratory and process instrumentation product line. During the nine months ended October 2, 2009, lower demand in the businesses’ laboratory and process instrumentation product lines which contracted at a mid-single digit rate largely offset sales growth from the ultraviolet water treatment and specialty chemical product lines during the period. Growth rates in the ultraviolet water treatment product line reflect strength in municipal wastewater applications as well as shipments related to a significant drinking water treatment plant project that commenced in 2009.

Sales from existing businesses in the retail petroleum equipment business declined at high-single digit and low-single digit rates for the three and nine months ended October 2, 2009, respectively, as compared to the comparable periods of 2008. Strong sales during both periods of the business’ point-of-sale retail and payment solution product offerings were offset by lower demand for dispensing equipment, primarily in Europe. The elevated sales levels during the third quarter of 2008 associated with the launch of an enhanced vapor recovery product in North America also adversely impacted year-over-year comparisons.

Test & Measurement. Sales in the segment’s test and measurement businesses, representing 43% of segment sales in the three months ended October 2, 2009, declined 23.5% during the third quarter of 2009 as compared to the comparable period in 2008. Sales from existing businesses decreased 25.5%, while the impact of currency translation decreased reported sales by 0.5%. Partially offsetting these declines was 2.5% of sales growth related to recently acquired businesses.

Sales from the test and measurement businesses for the nine months ended October 2, 2009 declined 25.5% compared to the comparable period in 2008. Sales from existing businesses decreased 25.5%, while the impact of currency translation decreased reported sales by 2.5%. Partially offsetting these declines was 2.5% of sales growth related to recently acquired businesses.

Soft demand across all instrumentation related product lines drove the majority of the sales declines in both periods. Sales declined on a year-over-year basis during the third quarter of 2009 but showed improvement in comparison to the second quarter of 2009 which was adversely impacted by inventory level reductions in the distribution channel. Sales declined in all significant geographies, other than China, in both periods with demand in the European market particularly weak. During both periods, China sales benefited from increased demand for the business’ thermal imaging products. The segment’s network and communication businesses declined at a lower rate than the overall segment during both periods primarily as a result of performance in the network management solutions business.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer research and clinical medical professionals various products and services for use in the performance of their work. The Medical Technologies segment encompasses the acute care diagnostic, life science and pathology diagnostics, and dental businesses.

Medical Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$766,267	$835,009	$2,220,866	$2,433,206
Operating profit	168,125	102,880	317,446	280,339
Depreciation and amortization	32,680	31,361	93,601	93,520
Operating profit as a % of sales	21.9%	12.3%	14.3%	11.5%
Depreciation and amortization as % of sales	4.3%	3.8%	4.2%	3.8%

Components of Sales Growth	Three Months Ended October 2, 2009 vs. Comparable 2008 Period	Nine Months Ended October 2, 2009 vs. Comparable 2008 Period
Existing Businesses	(8.5%)	(6.0%)
Acquisitions	2.5%	3.0%
Impact of currency translation	(2.0%)	(6.0%)

Total	(8.0%)	(9.0%)

Segment Overview

Sales declines in the segment’s life sciences instrumentation and dental businesses more than offset sales growth in the segment’s acute care diagnostic business during both the three and nine months ended October 2, 2009. Sales growth as result of price increases across the segment, reflected in the sales from existing businesses, was approximately 1.0% in both periods.

Operating profit margins increased 960 basis points in the three months ended October 2, 2009 as compared to the comparable period of 2008 primarily as a result of the favorable impact of the Align litigation settlement in the third quarter 2009 which improved operating profit margins by 1,110 basis points on a year-over-year basis. In addition, newly acquired businesses favorably impacted third quarter 2009 operating profit margins on a year-over-year basis by 25 basis points. Partially offsetting these operating profit margin increases were 90 basis points of incremental year-over-year costs incurred during the quarter associated with restructuring activities. The new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, also reduced operating profit margins for the quarter by 80 basis points. While the year-over-year sales decline negatively impacted operating profit margins due to the declining leverage of the segment’s fixed cost base, these declines were largely offset by cost savings attributable to the Company’s fourth quarter 2008 restructuring activities, as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses.

Operating profit margins increased 280 basis points in the nine months ended October 2, 2009 as compared to the comparable period of 2008. The year-over-year increase in operating profit margins is also primarily a result of the impact of the Align litigation settlement in the third quarter 2009 which favorably impacted operating profit margins for the nine month period by 385 basis points. Partially offsetting this operating profit margin increase was 60 basis points of incremental year-over-year costs incurred during the quarter associated with restructuring activities. The adoption of the new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, also reduced operating profit margins for the nine month period by 30 basis points. While the year-over-year sales decline negatively impacted operating profit margins due to the declining leverage of the segment’s fixed cost base, these declines were largely offset by cost savings attributable to the Company’s fourth quarter 2008 restructuring activities, as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses.

Overview of Businesses within Medical Technologies Segment

Sales in the segment’s acute care diagnostics business grew at mid-single digit rates in both the three and nine months ended October 2, 2009 as compared to the comparable periods in 2008. Strong aftermarket consumables sales related to the business’ installed base of acute care diagnostic instrumentation drove growth in both periods. Sales of the business’ blood gas analysis instruments grew at a double-digit rate in China in both the three and nine month periods ended October 2, 2009.

Sales in the segment’s life science instrumentation and pathology diagnostics businesses declined at a mid-single digit rate in both the three and nine months ended October 2, 2009 as compared to the comparable periods in 2008. Lower demand for compound microscopy equipment during the second and third quarters, primarily in North America, due in part to customers’ delay of equipment purchases pending the release of federal government stimulus funding for qualified expenditures, more than offset sales growth of consumable products in the pathology diagnostic business during both periods. Sales of equipment related to stimulus spending are not expected to significantly impact the Company’s results until 2010. Lower capital spending budgets at hospitals in North America also continue to impact demand for instrumentation products. Growth in China during both periods partially offset weakness in North America.

Sales in the segment’s dental businesses declined at a mid-teens rate in the three months ended October 2, 2009 as compared to the comparable period of 2008. For the nine months ended October 2, 2009, sales declined at a low-double digit rate as compared to the comparable period of 2008. Sales in the dental consumables business were essentially flat for both the three and nine months ended October 2, 2009. Weaker demand for endodontic products and general dentistry consumables more than offset strong orthodontia and infection control product sales during the third quarter. Demand remains soft for a majority of the product offerings in the dental technologies business, as customers continue to delay capital spending decisions. Ongoing inventory reductions in certain distribution channels in the dental technologies businesses also contributed to the sales decline in the dental technologies business. The impact of inventory reductions in the distribution channel is expected to contribute to further sales declines in the dental technologies business for the remainder of 2009, but the year-over-year sales declines for the balance of the year are expected to moderate from the level of decline experienced in the third quarter of 2009.

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment includes two strategic lines of business, motion and product identification, and two focused niche businesses, aerospace and defense, and sensors and controls. These businesses produce and sell product identification equipment and consumables; precision motion control equipment; instruments that measure and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time; instruments, controls and systems used by the electric utility industry; and aerospace safety devices and defense articles.

Industrial Technologies Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$654,925	$819,819	$1,952,925	$2,487,519
Operating profit	111,217	149,039	302,315	415,543
Depreciation and amortization	13,642	15,074	42,328	47,695
Operating profit as a % of sales	17.0%	18.2%	15.5%	16.7%
Depreciation and amortization as % of sales	2.1%	1.8%	2.2%	1.9%

Components of Sales Growth	Three Months Ended October 2, 2009 vs. Comparable 2008 Period	Nine Months Ended October 2, 2009 vs. Comparable 2008 Period
Existing Businesses	(18.0%)	(16.5%)
Acquisitions	0.5%	—
Impact of currency translation	(2.5%)	(5.0%)

Total	(20.0%)	(21.5%)

Segment Overview

Sales declines in the majority of the segment’s businesses in both the three and nine months ended October 2, 2009 more than offset sales growth as a result of price increases across the segment, reflected in the sales from existing businesses, of approximately 1.5% in both periods.

Operating profit margins in the segment were 120 basis points lower in the three months ended October 2, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes during the third quarter of 2009 as well as 65 basis points of incremental costs incurred during the quarter associated with restructuring activities. Incremental costs related to the expensing of transaction costs for pending and completed acquisitions after December 31, 2008 pursuant to the adoption of the new business combination accounting standard also reduced operating profit margins for the quarter by 15 basis points. Cost savings attributable to the Company’s restructuring activities that began in 2008, as well as 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset these negative year-over-year factors.

Operating profit margins in the segment were 120 basis points lower in the nine months ended October 2, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the factors noted above with respect to the third quarter.

Overview of Businesses within Industrial Technologies Segment

Motion. Sales from the segment’s motion businesses, representing approximately 27% of segment sales in the three months ended October 2, 2009, declined 34% in the third quarter 2009 as compared to the comparable 2008 period. Sales from existing businesses decreased 30.5%, while the impact of currency translation decreased reported sales by 3.5%. There were no acquisitions impacting the motion businesses’ year-over-year sales comparisons in the three and nine months ended October 2, 2009.

For the nine months ended October 2, 2009, sales from the segment’s motion businesses declined 36.5% as compared to the comparable period of 2008. Sales from existing businesses decreased 30.0%, while the impact of currency translation decreased reported sales by 6.5%.

Sales from existing businesses during both periods declined as a result of weak demand for the majority of the businesses’ product offerings. The weak demand for products in the business’ end markets is primarily attributable to the recessionary economic conditions. While sales declines continued to be broad-based, the rate of year-over-year sales declines during the third quarter 2009 improved as compared to the first half of 2009. In particular, the rate of year-over-year decline in the North American electronic assembly, semiconductor and elevator end markets showed modest improvement from the second quarter to the third quarter of 2009. European end-markets did not show the same improvement during the quarter as experienced in the North American market.

Product Identification. Sales from the segment’s product identification businesses, representing approximately 31% of segment sales for the three months ended October 2, 2009, declined 11.0% as compared to the comparable period of 2008. Sales from existing businesses decreased 8.5%, while the impact of currency translation decreased reported sales by 3.5%. Sales growth of 1.0% related to recently acquired businesses partially offset these sales declines.

For the nine months ended October 2, 2009, sales declined 15.5% as compared to the comparable period of 2008. Sales from existing businesses decreased 9.5%, while the impact of currency translation decreased reported sales by 6.5%. Sales growth of 0.5% related to recently acquired businesses partially offset these sales declines.

Sales declines from existing businesses during both the three and nine month periods resulted primarily from weak demand for core marking and coding equipment as customers continued to delay or cancel capital spending decisions in the current economic environment. Sales for consumable products associated with the businesses’ installed base of marking and coding equipment also continued to decline but at a lower rate than for equipment sales. While sales declined for both the equipment and consumables during the third quarter and on a year-to-date basis, the rate of year-over-year sales declines during the third quarter of 2009 improved compared to the second quarter of 2009.

Focused Niche Businesses. Sales in the segment’s niche businesses declined at a mid-teens rate in both the three and nine month period ended October 2, 2009. While the Company’s sensors and controls business saw a modest improvement in certain end markets in the third quarter of 2009 compared with the second quarter 2009, demand for these products continues to be weak. In addition, demand in the Company’s aerospace and defense businesses softened significantly in the third quarter of 2009 primarily due to declines in demand in the commercial aviation end markets.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment; drill chucks; and custom-designed fasteners and components.

Tools & Components Selected Financial Data ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$269,425	$339,677	$772,246	$983,410
Operating profit	42,101	47,628	95,294	127,330
Depreciation and amortization	5,211	5,130	16,164	16,063
Operating profit as a % of sales	15.6%	14.0%	12.3%	13.0%
Depreciation and amortization as % of sales	1.9%	1.5%	2.1%	1.6%

Components of Sales Growth	Three Months Ended October 2, 2009 vs. Comparable 2008 Period	Nine Months Ended October 2, 2009 vs. Comparable 2008 Period
Existing Businesses	(20.0%)	(21.0%)
Acquisitions	—	—
Impact of currency translation	(0.5%)	(0.5%)

Total	(20.5%)	(21.5%)

Segment Overview

Sales declined in both the mechanics’ hand tools business and the segment’s niche businesses during both the three and nine months ended October 2, 2009 as compared to the comparable period of 2008. Sales growth as a result of price increases across the segment, reflected in the sales from existing businesses, was approximately 0.5% in both periods.

Operating profit margins in the segment were 160 basis points higher for the three months ended October 2, 2009 as compared to the comparable period of 2008. The year-over-year increase in operating profit margin was primarily due to lower year-over-year commodity costs, cost savings attributable to the Company’s restructuring activities that began in the fourth quarter 2008 and improved productivity in the business’ manufacturing facilities, lower overtime premiums and other salary reductions. Lower sales volumes in the third quarter of 2009 as well as 160 basis points of incremental costs incurred during the quarter associated with restructuring activities partially offset these positive factors.

Operating profit margins in the segment were 70 basis points lower for the nine months ended October 2, 2009 as compared to the comparable period of 2008. The year-over-year decrease in operating profit margins is primarily a result of the lower sales volumes experienced during the first half of 2009 as well as 85 basis points of incremental costs incurred during the nine month period associated with restructuring activities. Legal costs recorded by the segment in the first quarter of 2009 also adversely impacted operating profit margin comparisons for the nine month period. Lower year-over-year average commodity costs, cost savings attributable to the Company’s restructuring activities that began in 2008, as well as 2009 restructuring activities and improved productivity in the business’ manufacturing facilities, lower overtime premiums and other salary reductions partially offset these negative year-over-year factors.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales from existing businesses, representing approximately 74% of segment sales, declined 16.0% and 11.5% for the three and nine months ended October 2, 2009, respectively, compared with the comparable periods in 2008. The year-over-year decline in sales is primarily a result of weak North American demand in the retail, industrial and mobile tool markets in addition to a large initial stocking order that was delivered to a customer in the third quarter of 2008 that did not repeat in 2009. Modest growth in China during the third quarter of 2009 partially offset weak North American demand.

Sales in the segment’s niche businesses declined approximately 31.5% and 41.0% in the three and nine months ended October 2, 2009, respectively, as compared to the comparable periods of 2008, in both cases primarily due to weak end market demand. While demand continued to be weak, the rate of sales decline improved compared to the first half of 2009, in part because of easier year-over-year comparisons as these businesses began experiencing revenue declines in mid-2008.

GROSS PROFIT

($ in thousands)	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$2,750,693	$3,208,181	$8,052,046	$9,520,950
Cost of sales	1,429,736	1,697,611	4,210,211	5,032,365

Gross profit	1,320,957	1,510,570	3,841,835	4,488,585
Gross profit margin	48.0%	47.1%	47.7%	47.1%

The increase in gross profit margin in the three months ended October 2, 2009 was largely due to year-over-year cost savings generated from the fourth quarter 2008 and 2009 restructuring activities in addition to lower year-over-year commodity costs, as costs for many commodities had reached historic highs in the third quarter of 2008. The negative impact of lower overall sales volumes during the period, resulting in decreased leverage of the Company’s fixed cost base, partially offset these positive factors. In addition, costs incurred during the third quarter associated with incremental 2009 restructuring activities negatively impacted gross profit margins by 55 basis points. Year-over-year gross profit margin comparisons for the nine months ended October 2, 2009 were largely impacted by the same factors that impacted the three month period.

OPERATING EXPENSES

($ in thousands)	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Sales	$2,750,693	$3,208,181	$8,052,046	$9,520,950
Selling, general and administrative expenses	782,438	806,424	2,299,756	2,484,783
Research and development expenses	159,040	182,006	478,435	557,976
SG&A as % of sales	28.4%	25.1%	28.6%	26.1%
R&D as % of sales	5.8%	5.7%	5.9%	5.9%

The year-over-year increases in selling, general and administrative expenses as a percentage of sales for the three and nine months ended October 2, 2009 are primarily due to reduced leverage of the Company’s cost base caused by lower sales volumes during 2009 as compared to the comparable periods of 2008. In addition, costs associated with incremental 2009 restructuring activities adversely impacted selling, general and administrative expenses as a percent of sales by 95 and 70 basis points for the three and nine months ended October 2, 2009, respectively. The Company’s fourth quarter 2008 restructuring actions have generated year-over-year cost savings that partially offset these negative factors.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a description of the Company’s outstanding indebtedness, please refer to “Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $32 million in the three months ended October 2, 2009 was essentially flat as compared to the comparable 2008 period. Interest expense of $87 million in the nine months ended October 2, 2009 was $18 million lower than interest expense in the corresponding 2008 period. The decrease in interest expense in 2009 is primarily due to lower average debt levels during the current year nine month period as the Company deployed cash flows to repay a portion of the commercial paper borrowings incurred to fund the acquisition of Tektronix in November 2007. Borrowings of $750 million under 5.40% senior unsecured notes issued in March 2009 (as discussed below) partially offset these debt reductions.

Interest income of $2 million and $3 million was recognized in the three and nine months ended October 2, 2009, respectively, which represents a slight decrease in interest income from the comparable periods of 2008. Higher average invested cash balances during the first nine months of 2009 were more than offset by lower interest rates on deposits in 2009 compared to 2008.

INCOME TAXES

The effective income tax rate was 19.1% and 16.9% in the three and nine months ended October 2, 2009, respectively, as compared to 24.5% and 24.9% in the three and nine months ended September 26, 2008, respectively. During the second and third quarters of 2009, the Company recognized tax benefits associated with the favorable resolution of certain international and domestic tax positions and the lapse of statutes of limitations. The impacts of the favorable resolutions have been treated as discrete items in the periods they were resolved and reduced the provision for income taxes by approximately $37 million (or $0.11 per diluted share) and $97 million (or $0.29 per diluted share) during the three and nine month periods ended October 2, 2009, respectively. The effective tax rate for the nine months ended September 26, 2008 reflects the benefit of $8.4 million (or $0.03 per diluted share) also due to the favorable resolution of international and domestic tax positions and associated recognition of previously unrecognized tax benefits. The lower effective rate in 2009 also reflects the benefit of the research and experimentation credit as a result of legislation enacted at the end of 2008. This benefit was not available in the first nine months of 2008 as the legislation was not yet in effect.

The effective tax rate for the balance of 2009 is expected to be approximately 25% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete.” Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods. In addition, the provisions of the new business combination accounting standard that became effective January 1, 2009 results in a higher effective tax rate as a result of the non-deductibility of certain acquisition related transaction costs that were previously capitalized for financial accounting purposes as part of the cost of the acquisition and must now be expensed for financial accounting purposes.

Earlier in 2009, the U.S. federal government proposed certain changes to the U.S. tax laws. The proposals include significant changes to the U.S. international tax provisions including proposals to further limit foreign tax credits and to limit U.S. tax deductions for expenses allocated to un-repatriated foreign-source income. It is unclear whether and when any of the proposed changes will be enacted into law or what, if any, changes may be made to the proposals prior to enactment. These changes, if enacted, could adversely affect the Company’s financial results.

INFLATION

The effect of broad based inflation on the Company’s operations has not been significant in either the three or nine months ended October 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

The Company remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Although recent distress in the financial markets and the global economy in general has not had a significant impact on the Company’s liquidity as of the filing date of this Report, management continues to monitor the financial markets and general global economic conditions. The capital markets worldwide, including the United States, have been severely impacted by credit losses, asset write-downs and failures of some financial institutions, but have shown some improvements in recent months. The Company’s credit facilities are predominantly with institutions that, to date, appear to be relatively unaffected by the disruption. The Company’s ability to access the commercial paper market has also not, to date, been affected adversely by the capital markets’ disruption and interest rates on commercial paper issued by the Company have not been materially negatively impacted by the market difficulties. In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019 (as discussed below). The Company continues to generate substantial cash from operating activities and believes that its cash flow from operations, available cash and other sources of liquidity, primarily its commercial paper program and committed credit facilities, will be sufficient to allow it to continue investing in existing businesses and strategic acquisitions and maintain its capital structure on a short and long-term basis.

Overview of Cash Flows and Liquidity

($ in thousands)	Nine Months Ended
	October 2, 2009	September 26, 2008
Total operating cash flows	$1,305,492	$1,349,673

Purchases of property, plant and equipment	(115,414)	(118,180)
Cash paid for acquisitions	(281,369)	(241,193)
Other (uses) sources	(47,381)	49,420

Net cash used in investing activities	(444,164)	(309,953)

Proceeds from the issuance of common stock	96,591	72,193
Debt repayments, net of new borrowings (excluding March 2009 public debt offering)	(463,922)	(1,034,888)
Proceeds of March 2009 public debt offering	744,615	—
Payment of dividends	(28,776)	(28,708)

Net cash provided by (used in) financing activities	348,508	(991,403)

•	Operating cash flow, a key source of the Company’s liquidity, was $1.3 billion for the first nine months of 2009, a decrease of $44 million, or 3% as compared to the comparable period of 2008.

•	As of October 2, 2009, the Company held approximately $1.6 billion of cash and cash equivalents.

•

Debt repayments constituted the most significant use of cash in the first nine months of 2009. The Company repaid approximately $464 million of debt (net of new borrowings other than the proceeds from the March 2009 public debt offering).

•	The Company acquired nine businesses during the first nine months of 2009. Total consideration paid for these acquisitions during the period was $281 million in cash, net of cash acquired.

•	The Company’s restructuring activities used approximately $136 million in cash during the first nine months of 2009.

•

In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of the Company’s outstanding commercial paper and the balance of the net proceeds are expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and/or capital expenditures.

Operating Activities

The Company continues to generate substantial cash from operating activities. Operating cash flow, a key source of the Company’s liquidity, was $1.3 billion for the first nine months of 2009, a decrease of $44 million, or 3% as compared to the comparable period of 2008. The decrease in operating cash flow was primarily attributable to the decrease in earnings in the first nine months of 2009 as compared to the first nine months of 2008 in addition to cash paid related to the Company’s restructuring activities, as discussed below. These decreases were largely offset by improvements in operating working capital (defined by the Company as trade accounts receivable plus inventory less accounts payable) which contributed $112 million of cash flow during the first nine months of 2009 as compared to using $132 million of cash flow in the first nine months of 2008. Increased collections of accounts receivable and reduced inventory levels associated with lower business activity were partially offset by reductions in accounts payable compared to prior year levels. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, pension funding decisions, restructuring activities and other items can significantly impact cash flows.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals. During the first nine months of 2009, the Company paid $136 million related to these restructuring activities. Please refer to Notes 2 and 10 to the Notes to the Consolidated Condensed Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and other investments and cash proceeds from divestitures of businesses or assets. Net cash used in investing activities was $444 million in the first nine months of 2009 compared to $310 million of net cash used in the comparable period of 2008. Gross capital spending of $115 million for the first nine months of 2009 was essentially flat on a year-over-year basis. The Company completed the acquisition of nine businesses during the first nine months of 2009 for cash consideration of $281 million, net of cash acquired. The businesses acquired manufacture instrumentation and/or supply products and services in the test and measurement, environmental, product identification, dental and sensors and controls markets and had annual aggregate sales of approximately $180 million based on the acquired business’ revenues in their respective last completed fiscal year. These companies were acquired to complement existing units of the Professional Instrumentation, Medical Technologies and Industrial Technologies segments. In 2009, the Company expects capital spending to be approximately $190 million, though actual expenditures will ultimately depend on business conditions.

In addition, during the third quarter 2009 the Company signed a definitive agreement with MDS Inc. to acquire the Analytical Technologies division of MDS, which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”) and a 100% ownership position in the former Molecular Devices Corporation. In a separate, but related transaction, the Company also signed a definitive agreement with Life Technologies Corporation to acquire the remaining 50% ownership position in AB SCIEX. After completion of both transactions, the Company will own outright AB SCIEX and Molecular Devices. AB SCIEX is a leading designer and manufacturer of mass spectrometers, highly sensitive and sophisticated instruments used by researchers and clinicians to identify and quantify specific molecules in complex samples. Molecular Devices supplies high-performance bio-analytical instrumentation systems and consumables that accelerate and improve research productivity and effectiveness in life science research and drug discovery. The aggregate purchase price for the combined transactions is $1.1 billion, including debt assumed and net of cash acquired. The Company expects to use available cash to fund the purchase of these businesses. Both transactions are subject to regulatory approval and customary closing conditions and are expected to close in the fourth quarter of 2009. Upon completion of the transactions, the businesses acquired will operate within the Company’s Medical Technologies segment.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes and excess tax benefits from stock-based compensation, and repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $349 million during the first nine months of 2009 compared to $991 million of cash used during the first nine months of 2008. The year-over-year change was primarily due to the $745 million of net proceeds realized from the March 2009 issuance of the 5.40% senior notes due 2019 (as described below) and due to lower repayments of borrowings during the first nine months of 2009 compared to the first nine months of 2008.

For a description of the Company’s outstanding debt as of October 2, 2009, please refer to Note 6 of the Consolidated Condensed Financial Statements.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of October 2, 2009, $180 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.18% and a weighted average maturity of approximately 25 days. There was no outstanding Euro-denominated commercial paper as of October 2, 2009. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010. There were no borrowings outstanding under either credit facility during the nine months ended October 2, 2009.

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. In March 2009, the Company used its shelf registration statement to complete an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.932% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of our outstanding commercial paper with the balance of the net proceeds invested in cash and cash equivalents and expected to be used for general corporate purposes, which may include acquisitions, further refinancing of debt, working capital, share repurchases and/or capital expenditures. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points. If the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest.

Aggregate cash payments for dividends during the first nine months of 2009 were $29 million. During the third quarter of 2009, the Company also declared a regular quarterly dividend of $0.03 per share payable on October 30, 2009 to holders of record on September 25, 2009.

The Company will continue to have cash requirements to support working capital needs and capital expenditures and acquisitions, to pay interest and service debt, fund its pension plans as required, fund restructuring activities, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or credit facilities or, subject to availability, access the capital markets as needed for liquidity. As of October 2, 2009, the Company held approximately $1.6 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.33%.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended October 2, 2009 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes during the quarter ended October 2, 2009 to the information reported in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes during the quarter ended October 2, 2009 to the information reported in Danaher’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the third quarter of 2009. On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of October 2, 2009, 1,977,566 shares remain available for repurchase pursuant to this program.

During the third quarter of 2009, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 565 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended* (3)

10.2	Form of Stock Option Agreement under Danaher Corporation 2007 Stock Incentive Plan* (4)

10.3	Form of RSU Agreement under Danaher Corporation 2007 Stock Incentive Plan* (5)

10.4	Form of Stock Option Agreement for Non-Employee Directors under Danaher Corporation 2007 Stock Incentive Plan* (6)

10.5	Danaher Corporation 1998 Stock Option Plan, as amended* (7)

10.6	Danaher Corporation 2007 Executive Incentive Compensation Plan, as amended* (8)

10.7	Resolutions of the Compensation Committee of Danaher Corporation Re: Philip W. Knisely Stock Options*

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007
(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008.

(3)	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 6, 2009.
(4)	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009.
(5)	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009.
(7)	Incorporated by reference to Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009.
(8)	Incorporated by reference to Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at October 2, 2009 and December 31, 2008, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended October 2, 2009 and September 26, 2008, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended October 2, 2009, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended October 2, 2009 and September 26, 2008, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 21, 2009	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 21, 2009	By:	/s/ Robert S. Lutz
Robert S. Lutz
Vice President and Chief Accounting Officer