Form 10-K
period 2009-12-31
DANAHER CORP /DE/
filed 2010-02-24
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2099 Pennsylvania Ave. N.W., 12th Floor Washington, D.C.	20006-1813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 12, 2010, the number of shares of Registrant’s common stock outstanding was 323,482,284. The aggregate market value of common shares held by non-affiliates of the Registrant on July 3, 2009 was $15.1 billion, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 105

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2010 Proxy Statement specifically incorporated herein by reference, the 2010 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities (including estimates of the scope, type, timing and cost of such activities) new product and service developments, competitive strengths, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; general economic conditions; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

Any such forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

PART I

ITEM 1.	BUSINESS

General

Danaher Corporation (“Danaher,” “Company,” “we,” “us,” “our”) derives its sales from the design, manufacture and marketing of professional, medical, industrial, commercial and consumer products, which are typically characterized by strong brand names, proprietary technology and major market positions. Our laboratory, design and develop, manufacturing, sales, distribution, service and administrative facilities are located in more than 40 countries. Our business consists of four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies, and Tools & Components.

We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for our products and services;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.

To accomplish these goals, we use a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in the critical areas of quality, delivery, cost and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives relating to idea generation, product development and commercialization and global sourcing of materials and services, manufacturing improvement and sales and marketing. To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. We believe there are many acquisition opportunities available within our target markets. The extent to which we make and effectively integrate appropriate acquisitions will affect our overall growth and operating results. We also continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.

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

Operating Segments

The table below describes the percentage of our total annual revenues attributable to each of our four segments over each of the last three years:

	For the Years Ended December 31
Segment	2009	2008	2007
Professional Instrumentation	39%	38%	32%
Medical Technologies	28%	26%	27%
Industrial Technologies	24%	26%	29%
Tools & Components	9%	10%	12%

Sales in 2009 by geographic destination were: North America, 51% (including 48% in the U.S.); Europe, 29%; Asia/Australia, 14%; and other regions, 6%. For additional information regarding our segments and sales by geography, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.

PROFESSIONAL INSTRUMENTATION

Businesses in our Professional Instrumentation segment offer professional and technical customers various products and services to enable or enhance the performance of their work. The Professional Instrumentation segment consists of two strategic lines of business: test and measurement and environmental. Sales for this segment in 2009 by geographic destination were: North America, 49%; Europe, 27%; Asia/Australia, 17%; and other regions, 7%.

Environmental. The environmental businesses serve two main markets: water quality and retail/commercial petroleum.

We entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Viridor Instrumentation in 2002, Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. To expand our presence in emerging markets, in 2009 we acquired Hexis Cientifica S/A, a leading distributor of scientific laboratory products in Brazil. Today, we are a worldwide leader in the water quality sector. Our water quality operations design, manufacture and market:

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

Typical users of our industrial water treatment solutions include professionals in industrial plants in a wide range of industries. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering and the other factors described under “—Competition.” Our water quality business provides products under a variety of well-known brands, including HACH, HACH/LANGE, TROJAN TECHNOLOGIES and CHEMTREAT. Manufacturing facilities are located in North America, Europe, and Asia. Sales are made through our direct sales personnel, independent representatives and independent distributors and directly through our websites.

We have served the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001, Gilbarco in 2002 and Autotank Ltd. in 2008. To expand its presence in emerging markets, the Company has signed an agreement to acquire the petroleum dispenser business of Larsen & Toubro, an Indian manufacturer of retail petroleum equipment. As of the date of this annual report, the acquisition remains subject to customary closing conditions. Today, we are a leading worldwide provider of products and services for the retail/commercial petroleum market. Through the Gilbarco Veeder-Root business we design, manufacture, and market a wide range of retail/commercial petroleum products and services, including:

•	environmental monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and merchandising systems;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Customers in this industry choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographical coverage and the other factors described under “—Competition.” We market our retail/commercial petroleum products under a variety of brands, including GILBARCO, VEEDER-ROOT, and GILBARCO AUTOTANK. Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.

Test and Measurement. Our test and measurement business was established in 1998 through the acquisition of Fluke Corporation, and has since been supplemented by a number of additional acquisitions. We approximately doubled the size of our test and measurement business with the acquisition of Tektronix, Inc. in November 2007. Our test and measurement business consists of the following businesses.

The Fluke business designs, manufactures, and markets a variety of compact professional test tools, as well as calibration equipment, for electrical, industrial, electronic, and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. Products in this business are marketed under a variety of brands, including FLUKE, RAYTEK, FLUKE BIOMEDICAL and AMPROBE. Sales in the Fluke business are generally made through independent distributors as well as direct sales personnel.

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

Also included in the test and measurement business are the Tektronix Communications business and the Fluke Networks businesses, which offer network management solutions, network diagnostic equipment and related support services for both fixed and mobile enterprise and telecommunications networks. Network management tools continuously manage network performance and help optimize the service performance of the communications network. Network diagnostic equipment is used to install, test and monitor communications networks. Typical users of these products include network installers, operators, engineers and technicians. Products in this business are marketed under the TEKTRONIX and FLUKE NETWORKS brands. Sales in the Tektronix Communications and Fluke Networks businesses are generally made through direct sales personnel as well as independent distributors and resellers.

Test and measurement business manufacturing facilities are located in North America, Europe, and Asia. Our test and measurement businesses are leaders in their served market segments. The test and measurement industry continues to be competitive, both in the United States and abroad. We face competition from companies who compete with us in multiple product categories and from companies who compete with us in specialized areas of test and measurement. Competition in the Fluke business is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product and the other factors described under “—Competition.” Competition in the Tektronix businesses is also based on a number of factors, including product performance, technology and product availability as well as the other factors described under “—Competition.”

MEDICAL TECHNOLOGIES

Our Medical Technologies segment consists of our dental businesses and our life sciences and diagnostic businesses. These businesses offer clinical and research medical professionals various products and services for use in the performance of their work. Sales for this segment in 2009 by geographic destination were: Europe, 39%; North America, 39%; Asia/Australia, 17%; and other regions, 5%.

We entered the medical technologies line of business in 2004 through the acquisitions of Kaltenbach & Voigt GmbH & Co KG (KaVo), Gendex, and Radiometer A/S. The medical technologies businesses now serve two main markets: dental and life sciences and diagnostics.

Dental

We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006 and PaloDEx Group Oy in 2009. We are a leading worldwide provider of dental products. Through our dental products businesses we design, manufacture and market a variety of products used primarily in the dental field, including:

•	impression, bonding and restorative materials;

•	endodontic systems and related consumables;

•	infection control products;

•	orthodontic bracket systems and lab products;

•	implant systems;

•	digital imaging and other visualization and magnification systems;

•	air and electric handpieces and associated consumables; and

•	treatment units.

Typical users of these products include dentists, orthodontists, endodontists, oral surgeons, dental technicians, and other oral health professionals. Dental professionals choose dental products based on a number of factors, including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the KAVO, GENDEX, PELTON & CRANE, DEXIS, ORMCO, KERR, SYBRON ENDO, TOTAL CARE, PENTRON and PALODEX brands. Manufacturing facilities are located in Europe, North America and South America. Sales are primarily made through independent distributors, and to a lesser extent through direct sales personnel.

Life Sciences and Diagnostics

Acute Care. Our acute care diagnostics business was created in 2004 through the acquisition of Radiometer and has since been supplemented by additional acquisitions. Our acute care diagnostics business is a leading worldwide provider of blood gas and immunochemistry instruments and related consumables and services. Sold under the RADIOMETER brand, these instruments are used to rapidly measure critical immunochemistry parameters including blood gases and diagnostic protein levels. Typical users of Radiometer products include hospital central laboratories, intensive care units, hospital operating rooms, and hospital emergency rooms. Customers in this industry select products based on a number of factors, including the accuracy and speed of the product, the scope of tests that can be performed, the product’s ability to enhance productivity and the other factors described under “—Competition.” Manufacturing facilities are located in Europe and North America, and sales are made primarily through our direct sales personnel and, in some countries, through distributors.

Pathology Diagnostics. We established our pathology diagnostics business in 2005 through the acquisition of Leica Microsystems and have expanded the business through subsequent acquisitions, including Vision Systems in 2006 and Surgipath Medical Industries, Inc. and CoreTech in 2008. Our pathology diagnostics business is a leading global provider of instrumentation and related consumables used throughout the workflow of a pathology laboratory. Our pathology diagnostics products include:

•	tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables;

•	chemical and immuno-staining instruments, reagents, antibodies and consumables; and

•	slide coverslipping and slide/cassette marking instruments.

Typical users of our pathology diagnostic products include pathologists, lab managers and researchers. Customers in this industry select products based on a number of factors, including operational reliability, the product’s ability to produce consistent samples and the breadth of the offered reagent portfolio, as well as the other factors described under “—Competition.” We generally market our products under the LEICA and SURGIPATH brands. Manufacturing facilities are located in the U.S., Europe, China and Australia. The businesses sell to customers primarily through direct sales personnel.

Life Sciences Instrumentation. Our life sciences instrumentation business was created in 2005 through the acquisition of Leica Microsystems and has been expanded through subsequent acquisitions, including the acquistions of AB Sciex and Molecular Devices in 2010.

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

Typical users of our Leica products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters. Customers in this industry select products based on a number of factors, including product performance and ergonomics, the product’s capacity to enhance productivity, and the other factors described under “—Competition.” We generally market our products under the LEICA brand. Manufacturing facilities are located in Europe, Australia, Asia and the United States. The businesses sell to customers through a combination of our direct sales personnel, independent representatives and independent distributors.

AB Sciex is a leading global supplier of high-end mass spectrometers, and Molecular Devices is a leading global supplier of other high-performance bioanalytical measurement systems.

Mass spectrometry is a technique for identifying, analyzing and quantifying biological molecules and chemical compounds, individually or in complex mixtures. AB Sciex’s mass spectrometer systems are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. AB Sciex’s products utilize various combinations of quadrupole, time-of-flight and ion trap technologies, and are typically used in conjunction with a third party liquid chromatography instrument. To support our installations around the world, we provide implementation, validation, training, maintenance and support from our large global services network. Typical users of these products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians.

Molecular Devices designs, manufactures and sells cellular analysis instrumentation, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.

In addition to the factors described under “—Competition,” productivity and sensitivity improvements remain the primary basis of product differentiation for analytical instrumentation equipment. We generally market our products under the AB SCIEX and MOLECULAR DEVICES brands. Manufacturing facilities are located in North America and Asia. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.

INDUSTRIAL TECHNOLOGIES

Businesses in our Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. Our Industrial Technologies segment encompasses two strategic lines of business, product identification and motion, and two focused niche businesses, aerospace and defense, and sensors and controls. Sales for this segment in 2009 by geographic destination were: North America, 52%; Europe, 32%; Asia/Australia, 10%; and other regions, 6%.

Product Identification. We entered the product identification market through the acquisition of Videojet in 2002, and have expanded our product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited and Accu-Sort Systems Inc. in 2003 and Linx Printing Technologies PLC in January 2005. We are a leader in our served product identification market segments. Our businesses design, manufacture, and market a variety of equipment used to print and read bar codes, date codes, lot codes, and other information on primary and secondary packaging. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations. Customers in this industry choose suppliers based on a number of factors, including printer speed and accuracy, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” Our product identification products are marketed under a variety of brands, including VIDEOJET, ACCU-SORT and LINX. Manufacturing facilities are located in the United States, Europe, South America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

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

Sensors & Controls. Our sensors & controls products include instruments that monitor, sense and control discrete manufacturing variables such as temperature, position, quantity, level, flow, and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems. These products are marketed under a variety of brands, including DYNAPAR, HENGSTLER, PARTLOW, WEST, GEMS SENSORS, SETRA, QUALITROL and HATHAWAY. Sales are generally made through our direct sales personnel and independent distributors.

Manufacturing facilities of our Industrial Technologies focused niche businesses are located in the United States, Latin America, Europe and Asia.

TOOLS & COMPONENTS

Our Tools & Components segment encompasses one strategic line of business, mechanics’ hand tools, and four focused niche businesses: Delta Consolidated Industries, Hennessy Industries, Jacobs Chuck Manufacturing Company and Jacobs Vehicle Systems. Sales for this segment in 2009 by geographic destination were: North America, 88%; Asia/Australia, 7%; Europe, 3%; and other regions, 2%.

Mechanics’ Hand Tools. The mechanics’ hand tools business consists of several companies that do business as the Danaher Tool Group (“DTG”), and Matco Tools (“Matco”). DTG is one of the largest worldwide producers of general purpose mechanics’ hand tools, primarily ratchets, sockets, wrenches, and specialized automotive service tools for the professional and “do-it-yourself” markets. DTG has been the principal manufacturer of Sears Holdings Corporation’s CRAFTSMAN line of mechanics’ hand tools for over 65 years. Typical users of DTG products include professional automotive and industrial mechanics as well as “do-it-yourself” consumers. Matco manufactures and distributes professional tools, toolboxes and automotive equipment through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics and do-it-yourself consumers typically select tools based on quality, brand, price, relevant innovative features and the other factors described under “—Competition.”

We market tool products under our own brand names and also private-label products for certain customers. The hand tools that we sell into the industrial and consumer markets are branded under the ARMSTRONG, ALLEN, GEARWRENCH and SATA names. Manufacturing facilities are located in the United States and Asia. Sales are generally made through independent distributors and retailers.

Delta Consolidated Industries. Delta is a leading manufacturer of automotive truckboxes and industrial gang boxes, which it sells primarily under the DELTA and JOBOX brands. These products are used by both commercial users, such as contractors, and individual consumers. Sales are generally made through independent distributors and retailers.

Hennessy Industries. Hennessy is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA and COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel, independent distributors, retailers, and original equipment manufacturers.

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

************************************

The following discussions of Materials, Intellectual Property, Competition, Seasonal Nature of Business, Working Capital, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations and Major Customers include information common to all of our segments.

Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications there may be a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in our supply chain, including the use of alternative materials and qualification of multiple supply sources. There have been no raw material shortages that have had a material adverse effect on our business as a whole, although over the last two years the prices of raw materials have been volatile and for several types of raw materials prices increased sharply in 2008 before declining late in 2008 and into 2009. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

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

Competition

Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all of the same product lines or serve all of the same markets as we do. Because of the diversity of the products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets we serve. Key competitive factors vary among our businesses and product lines, but typically include the specific factors noted above with respect to each particular business, as well as price, quality, delivery speed, service and support, innovation, distribution network, and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”

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

Backlog

The table below provides the unfulfilled orders attributable to each of our four segments at the end of 2009 and 2008 ($ in millions):

	As of December 31
Segment	2009	2008
Professional Instrumentation	$850	$619
Medical Technologies	222	176
Industrial Technologies	744	783
Tools & Components	71	58

	$1,887	$1,636

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

Employee Relations

At December 31, 2009, we employed approximately 46,600 persons, of which approximately 21,100 were employed in the United States and approximately 25,500 were employed outside of the United States. Of our United States employees, approximately 1,500 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”

Research and Development

The table below describes our research and development expenditures over each of the last three years, by segment and in the aggregate ($ in millions):

	For the Years Ended December 31
Segment	2009	2008	2007
Professional Instrumentation *	$331	$375	$272
Medical Technologies	169	190	168
Industrial Technologies	123	148	150
Tools & Components	10	12	11

Total	$633	$725	$601

*	Included in 2007 research and development expenses for the Professional Instrumentation segment is a charge for $60 million related to acquired in-process research and development in connection with the Tektronix acquisition.

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2009, 2008 and 2007.

Government Contracts

Although the substantial majority of our revenue in 2009 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities, primarily involving products in the aerospace and defense, product identification, water quality, motion and mechanics’ hand tool businesses. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”

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

In addition to environmental compliance costs, we from time to time incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where we and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under U.S. federal and state environmental laws and regulations. We have projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

We have made a provision for environmental investigation and remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where we have been determined to be a potentially responsible party. Refer to Note 8 to the Consolidated Financial Statements for information about the amount of our environmental provisions. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. If the Company determines that potential remediation liability for a particular site is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. We also accrue a liability for our exposure for probable and reasonably estimable environmental-related personal injury claims. While we actively pursue insurance recoveries, as well as recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.

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

Medical Devices

Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the comparable agencies of the non-U.S. countries where our products are sold. Some of the regulatory requirements of these foreign countries are different than those applicable in the United States.

Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the development, manufacture, sale and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA, as well as industrial standards bodies such as the International Standards Organization (“ISO”), regularly inspect our registered and/or certified facilities.

We sell both Class I and Class II medical devices. A medical device, whether exempt from, or cleared pursuant to, the premarket notification requirements of the FDCA, or approved pursuant to a premarket approval application, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, quality system requirements and medical device (adverse event) reporting. Certain of our products utilize radioactive material, and we are subject to federal, state and local regulations governing the management, storage, handling and disposal of these materials. In addition, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. For a discussion of risks related to our regulation by the FDA and comparable agencies of other countries, and other regulatory regimes referenced above, please refer to “Item 1A. Risk Factors.”

Export/Import Compliance

We are required to comply with various U.S. export/import control and economic sanctions laws, including:

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

Other nation’s governments have also implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

International Operations

Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We believe this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to develop products and sales models that target developing countries. The table below describes annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2009	2008	2007
Professional Instrumentation	54%	57%	55%
Medical Technologies	65%	64%	63%
Industrial Technologies	50%	51%	50%
Tools & Components	16%	19%	17%

Total percentage of revenue derived from customers outside of the United States	52%	53%	51%

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets in each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2009	2008	2007
Professional Instrumentation	28%	28%	26%
Medical Technologies	59%	58%	60%
Industrial Technologies	19%	18%	18%
Tools & Components	6%	8%	6%

Total percentage of long-lived assets located outside of the United States	38%	37%	37%

For additional information related to revenues and long-lived assets by country, please refer to Note 19 to the Consolidated Financial Statements and for information regarding deferred taxes by geography, please refer to Note 14 to the Consolidated Financial Statements.

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

Financial information about our international operations is contained in Note 19 of the Consolidated Financial Statements and information about the possible effects of foreign currency fluctuations on our business is set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-US operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”

Major Customers

No customer accounted for more than 10% of consolidated sales in 2009, 2008 or 2007.

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

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as U.S. and non-U.S. economic and financial market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Uncertainty in the global economy and financial markets may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. Although conditions in the global economy and financial markets have improved in the last several months, the deterioration in worldwide economic conditions and volatility in and tightening of the capital and credit markets that began in the latter half of 2008 has had and may continue to have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers. These conditions have had, and may in the future have, the effect of:

•	reducing demand for our products and services, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increasing price competition in our served markets;

•	resulting in supply interruptions, which could disrupt our ability to produce our products;

•	increasing the risk of impairment of long-lived assets due to underutilized manufacturing capacity; and

•

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

We have initiated several restructuring actions to adjust our cost structure to reflect changing demand levels, but there can be no assurances these or any other cost-reduction actions will be successful in effectively matching our cost structure to levels of demand. In addition, although we have been able to continue accessing the commercial paper markets through the date of this report, there can be no assurances that the commercial paper markets will remain available to us or that the lenders participating in our revolving credit facility will be able to provide financing in accordance with their contractual obligations.

The restructuring actions that we are taking to reduce costs could have long-term adverse effects on our business.

Since October 2008, we have announced multiple significant restructuring activities across our businesses with the objective of adjusting our cost structure to reflect changing demand levels. These restructuring activities and our regular ongoing cost reduction activities have the effect of reducing our available talent, assets and other resources and could slow improvements in our products and technologies, adversely affect our ability to respond to customers, limit our ability to increase production quickly if and when the demand for our products increases, and limit our ability to hire and retain key personnel. These circumstances could adversely impact our financial position, results of operations and cash flows.

Our growth could suffer if the markets into which we sell our products decline or do not grow as anticipated.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited. Our quarterly sales and profits are highly dependent on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our revenues and profitability. In addition, certain of our businesses operate in industries that may experience periodic, cyclical downturns that adversely impact demand for the equipment and services that we sell. Competitive pricing pressures, slowdowns in capital investments and other downturns in these industries could adversely affect our financial condition and results of operations in any given period.

We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

Our businesses operate in industries that are intensely competitive. Because of the diversity of products we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see “Item 1. Business – Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services designed to maintain and expand our brand recognition and leadership position in various product categories and penetrating new markets, including in developing countries. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our profitability.

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

We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, the availability of affordable funding in the capital markets, competition among prospective buyers and the need for regulatory, including antitrust, approvals. Changes in accounting or regulatory requirements or uncertainty in the credit markets could also adversely impact our ability to consummate acquisitions. Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

Our acquisition of businesses could negatively impact our profitability and return on invested capital.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material; please see the section titled “Liquidity and Capital Resources – Investing Activities” in the MD&A for additional details. Our acquisitions involve a number of financial, accounting, managerial, operational and other risks and challenges, including the following, any of which could adversely affect our growth and profitability:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	Acquisitions could cause our financial results to differ from our own or the investment community’s expectations in any given fiscal period, or over the long-term.

•	Acquisition-related earnings charges could adversely impact operating results in any given fiscal period, and the impact may be substantially different from period to period.

•	Acquisitions could place unanticipated demands on our management, operational resources and financial and internal control systems.

•	We could experience difficulty in integrating personnel, operations and financial and other systems.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition.

•

We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, or internal control deficiencies. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our financial reporting obligations.

•

As a result of our acquisitions, we have recorded significant goodwill and other indefinite lived intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

In addition, future divestitures could negatively impact the Company’s results of operations.

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

We have retained responsibility for some of the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims and environmental matters, and have agreed to indemnify the purchasers of these businesses for certain known and unknown contingent liabilities. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition but we cannot be certain that this favorable pattern will continue.

We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

At December 31, 2009, the net carrying value of long-lived assets (property, plant and equipment, goodwill, other intangible assets and other long-term assets) totaled approximately $14.4 billion. In accordance with generally accepted accounting principles, we periodically assess our goodwill and other indefinite lived intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to these assets. Any such impairment charges could adversely affect our results of operations in the periods recognized.

Foreign currency exchange rates may adversely affect our results of operations and financial condition.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have an adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have an adverse effect on the cost of materials, products and services purchased overseas. In addition, our sales and expenses are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Please see the section titled “Income Taxes” in the MD&A for a discussion of the factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the ambiguity of tax laws and the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

The Obama administration has announced proposals to tax profits of U.S. companies earned abroad. While it is impossible for us to predict whether these and other proposals will be implemented, or how they will ultimately impact us, they may adversely impact our results of operations.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our operations. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. Our failure or inability to obtain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or prevent circumvention or unauthorized use of such property, could adversely impact our competitive position and results of operations.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights.

Third parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.

From time to time, we receive notices from third parties regarding intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, revenues, profitability and cash flows. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our profitability and cash flows.

We are subject to a variety of litigation in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation and similar proceedings incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, or make estimates for matters previously not susceptible of reasonable estimates, which could adversely affect our results of operations in any particular period.

Our operations, products and services expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations and reputation.

Certain of our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program has been or will be at all times effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition and results of operations.

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

Product defects could adversely affect the results of our operations.

Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products, and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us.

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

•

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by comparable agencies of other countries and by regulations governing the management, storage, handling and disposal of hazardous or radioactive materials. We cannot guarantee that we will be able to obtain clearance for our new products or modifications to existing products, and if we do such clearance may be time-consuming, costly and restrictive. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, suspension or withdrawal of approvals and pre-market notification rescissions. In addition, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

•

We also have agreements relating to the sale of products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements relating to the sale of products to government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import and export products and services, and damage to our reputation. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the ISO, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our results of operations. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.”

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.

As of December 31, 2009, we had approximately $2.9 billion in outstanding indebtedness. In addition, we had the ability to incur an additional $1.3 billion of indebtedness under our outstanding commercial paper facilities. We may also incur additional long-term debt and lines of credit to meet future financing needs. Our debt level and related debt service obligations could have negative consequences, including:

•

requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes such as acquisitions, capital investment and stock repurchases;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future, particularly in connection with acquisitions. If we add new debt, the risks described above could increase.

Our current revolving credit facilities impose restrictions on us, including certain restrictions on our ability to incur liens on our assets, and require us to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) as of the last day of any fiscal quarter of 0.65 to 1.0 or less. In addition, our long-term debt obligations include covenants that may adversely affect our ability to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial condition.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

The performance of the financial markets and interest rates impact our expenses and funding obligations relating to our defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our funding obligations and adversely impact our results of operations and cash flows. For example, the declines in the global capital markets since the first half of 2008 have resulted in significant declines in the fair value of our pension plan assets.

We may incur higher costs to produce our products if commodity prices rise.

As discussed in “Item 1. Business – Materials,” our manufacturing and other operations employ a wide variety of raw materials. Over the last two years, the prices of raw materials have been volatile. Due to the highly competitive nature of the industries which we serve and the cost-containment efforts of our customers, if commodity prices rise we may be unable to fully pass along cost increases through higher prices. If we are unable to fully recover higher raw material costs through price increases or offset these increases through other cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our results of operations, financial condition and cash flows could be adversely affected.

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

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness or availability. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we could face manufacturing or sourcing interruptions, delays and inefficiencies.

If we cannot adjust our manufacturing capacity to reflect the demand for our products, our income and results of operations may suffer.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

Changes in governmental regulations and funding may reduce demand for our products or increase our expenses.

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

We may be unable to adjust to changes in the healthcare industry, some of which could adversely affect our business.

The healthcare industry has undergone, and is in the process of undergoing, significant changes in an effort to reduce costs. These changes include legislative healthcare reform, wider implementation of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Some of these potential changes may cause healthcare-industry participants to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement available for our products from governmental agencies or third-party payors, reduce the volume of medical procedures or impose excise taxes on medical device companies. These changes could adversely affect our revenues and profitability.

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

Adverse changes in our relationships with, or the financial condition, performance or purchasing patterns of, key distributors, resellers and other channel partners could adversely affect our results of operations.

Certain of our businesses sell a significant amount of their products to key distributors, resellers and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products, and if they favor our competitors’ products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our results of operations and cash flows. Changes in the levels of inventory maintained by our distributors and other channel partners can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors in certain of our served industries, as well as the formation of large and sophisticated purchasing groups in industries such as healthcare, could adversely impact our profitability.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2009, approximately 52% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in emerging markets. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	wars and terrorist activities and the U.S. and international response thereto.

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

Our corporate headquarters are located in Washington, D.C. in a facility that we lease. At December 31, 2009, we had approximately 213 significant manufacturing and distribution facilities worldwide. 102 of these facilities are located in the United States and 111 are located outside the United States, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and Australia. These facilities cover approximately 20 million square feet, of which approximately 12 million square feet are owned and approximately 8 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administrative, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Professional Instrumentation, 68;

•	Medical Technologies, 55;

•	Industrial Technologies, 63; and

•	Tools & Components, 27.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 12 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, please see the section titled “Legal Proceedings” in the MD&A.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position	Officer Since

Steven M. Rales	58	Chairman of the Board	1984

Mitchell P. Rales	53	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	46	Chief Executive Officer and President	1995

Daniel L. Comas	46	Executive Vice President and Chief Financial Officer	1996

James A. Lico	44	Executive Vice President	2002

Thomas P. Joyce, Jr.	49	Executive Vice President	2002

William K. Daniel II	45	Executive Vice President	2006

James H. Ditkoff	63	Senior Vice President- Finance and Tax	1991

Jonathan P. Graham	49	Senior Vice President – General Counsel	2006

Robert S. Lutz	52	Senior Vice President – Chief Accounting Officer	2002

Daniel A. Raskas	43	Senior Vice President – Corporate Development	2004

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

H. Lawrence Culp, Jr. was appointed President and Chief Executive Officer in 2001.

Daniel L. Comas was appointed Executive Vice President and Chief Financial Officer in April 2005. He served as Senior Vice President-Finance and Corporate Development from April 2004 to April 2005.

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

Robert S. Lutz served as Vice President – Chief Accounting Officer from March 2003 to February 2010 and was appointed Senior Vice President – Chief Accounting Officer in February 2010.

Daniel A. Raskas joined Danaher as Vice President – Corporate Development in November 2004 and was appointed Senior Vice President – Corporate Development in February 2010.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 12, 2010, there were approximately 2,940 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2009			2008
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$59.90	$47.73	$.03	$88.20	$67.76	$.03
Second quarter	$64.90	$52.38	$.03	$82.62	$73.04	$.03
Third quarter	$69.00	$57.04	$.03	$85.00	$68.37	$.03
Fourth quarter	$76.56	$64.39	$.04	$70.59	$47.20	$.03

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors. During the fourth quarter of 2009, the Company increased its regular quarterly dividend from $0.03 to $0.04 per share by declaring a dividend of $0.04 that was paid on January 26, 2010 to holders of record on December 31, 2009.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of 2009. On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2009, 1,977,566 shares remain available for repurchase pursuant to this program.

Recent Issuances of Unregistered Securities

During the fourth quarter of 2009, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 87 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2009	2008	2007		2006	2005
Sales	$11,184,938	$12,697,456	$11,025,917		$9,466,056	$7,871,498
Operating Profit	1,542,476	1,869,477	1,740,709		1,500,210	1,247,575

Earnings from continuing operations	1,151,704	1,317,631	1,213,998		1,109,206	885,609

Earnings from discontinued operations, net of tax	—	—	155,906	(a)	12,823	12,191

Net earnings	1,151,704	1,317,631	1,369,904		1,122,029	897,800

Earnings per share from continuing operations:
Basic	3.59	$4.13	$3.90		$3.60	$2.87
Diluted	3.46	3.95	3.72		3.44	2.72

Earnings per share from discontinued operations:
Basic	—	—	$0.50	(a)	$0.04	$0.04
Diluted	—	—	0.47	(a)	0.04	0.04

Net earnings per share:
Basic	3.59	$4.13	$4.40	(a)	$3.64	$2.91
Diluted	3.46	3.95	4.19	(a)	3.48	2.76

Dividends per share	$0.13	$0.12	$0.11		$0.08	$0.07

Total assets	$19,595,420	$17,490,128	$17,471,935		$12,864,151	$9,163,109
Total debt	$2,933,209	$2,619,329	$3,726,244		$2,433,716	$1,041,722

(a)	Includes $211 million ($150 million after-tax or $0.45 per diluted share) gain on sale of the Company’s power quality business. Refer to Note 3 to the Consolidated Financial Statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

OVERVIEW

General

Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2009, approximately 52% of Danaher’s sales were derived from customers outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. For example, in those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy. Danaher’s geographic and industry diversity, as well as the diversity of its products and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results. However, the broad impact of the worldwide credit market turmoil and economic downturn in 2008 and 2009 negatively impacted the results of operations of most of the Company’s businesses. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

As a result of our geographic and industry diversity we face a variety of challenges and opportunities, including rapid technological development in most of our served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of our competitors. We operate in a highly competitive business environment in most markets, and our long-term growth will depend in particular on our ability to expand our business (including through geographical and product line expansion), identify, consummate and integrate appropriate acquisitions, develop innovative new products with higher gross profit margins and continue to improve operating efficiency and organizational effectiveness. We are making significant investments, organically and through acquisitions, to address the rapid pace of technological change in our served markets and to globalize our manufacturing and customer facing resources in order to be responsive to our customers throughout the world and improve the efficiency of our operations.

Business Performance

During 2009, lower spending and investment by both businesses and consumers resulted in a substantial decline in demand for most of the Company’s products. These conditions began in the third quarter of 2008 as global financial markets were in turmoil and continued throughout 2009. Demand stabilized in most businesses in the fourth quarter of 2009. Sales declined across all segments and major geographic regions, particularly in the United States and Europe. Unfavorable foreign currency translation also negatively impacted results for the year due to the strengthening of the U.S. dollar as compared with 2008. Given the difficult economic environment, the Company implemented significant restructuring actions to rationalize its cost structure to a level appropriate for the conditions (refer Note 17 to the Consolidated Financial Statements.) Despite the challenging environment, the operating margin impacts of lower sales levels and restructuring costs were partially offset by the benefits of 2008 and 2009 restructuring actions, other productivity improvements, higher pricing in certain markets and lower material costs. The Company also generated operating cash flow near the same level as 2008 primarily by reducing inventory levels to reflect the lower levels of customer demand and by effectively managing accounts receivable. The Company also took advantage of an improving acquisition market in 2009 by consummating fifteen acquisitions, as discussed below, and signing definitive agreements to acquire an additional three businesses.

Acquisitions

The Company acquired fifteen businesses during 2009 for consideration of approximately $704 million in cash, net of cash acquired. These businesses were acquired to complement existing units of the Medical Technologies, Professional Instrumentation and Industrial Technologies segments. The aggregate annual sales of these fifteen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $430 million.

Subsequent to December 31, 2009, the Company completed the previously announced acquisition of the Analytical Technologies division of MDS, which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”), a mass spectrometry business, and a 100% ownership position in the Molecular Devices Corporation, a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB SCIEX from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.1 billion, including debt assumed and net of cash acquired. AB SCIEX and Molecular Devices Corporation now operate within the Company’s Medical Technologies segment, and are expected to increase the Medical Technologies segment’s annual revenues by approximately $650 million. The acquisition of AB SCIEX significantly expands the Company’s position in the life sciences and diagnostics business and in particular establishes a position in the mass spectrometry market. AB SCIEX is expected to provide additional sales and earnings growth opportunities in the Company’s Medical Technologies segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses. Company management and other personnel are devoting significant resources to the successful integration of the acquired businesses into Danaher.

Settlement of Litigation

During the third quarter of 2009, Ormco Corporation, a wholly-owned subsidiary of the Company, settled certain litigation pending between Ormco and Align Technology, Inc. (Align). Among other provisions, as part of the settlement, Align paid $13 million in cash to Ormco and issued to the Company 7.6 million shares of Align common stock which, following issuance, represented an approximately ten percent ownership interest in Align. The Company recorded a pre-tax gain of $85 million ($53 million after tax or $0.16 per share) related to the settlement representing the cash received and the value of the shares received on the date the shares were issued to the Company, net of $13 million of related legal and direct settlement costs incurred. This gain is reflected as “other (income) expense” in the accompanying Consolidated Statement of Earnings.

Restructuring Activities

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. Of the total 2009 restructuring costs incurred, $192.3 million ($144.4 million net of tax or $0.43 per diluted share) was incurred pursuant to plans approved by the Company in April and August of 2009 and $46.2 million was incurred in connection with the Company’s normal on-going restructuring actions. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. These 2009 restructuring actions include employee-related and facility shut-down costs of $228.1 million and non-cash asset write-offs of $10.4 million. Cash expenditures for these restructuring activities are being funded with cash generated from operations. As of December 31, 2009, cash payments of $106.5 million related to these actions have been made. The Company’s 2009 restructuring activities generated approximately $50 million pre-tax savings during 2009 and the Company expects to realize approximately $170 million of incremental year-over-year pre-tax savings during 2010 associated with these restructuring activities.

During the fourth quarter of 2008, the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.18 per diluted share) relating to restructuring actions designed to better position the Company’s cost base in light of the deterioration in global economic conditions. These charges included cash employee-related and facility shut-down costs of $76 million and non-cash asset write-offs of $6 million. All required cash payments related to the actions have been made as of December 31, 2009. The 2008 restructuring activities generated approximately $100 million of pre-tax savings during 2009 and the Company expects comparable annual savings in future years.

Refer to Note 17 to the Company’s Consolidated Financial Statements for additional information related to these restructuring activities. The impact of these restructuring costs on each of the Company’s reportable segments is discussed in the “–Results of Operations - Business Segments” below.

Outlook

While differences exist among the Company’s businesses, the year-over-year sales declines during the fourth quarter of 2009 improved compared to the year-over-year sales declines during each of the first three quarters of 2009, due in part to an improving global economic environment as well as easier year-over-year comparisons. The improved rates of decline were most evident in the product identification, test and measurement, dental and life sciences and diagnostics businesses. As economic conditions continue to stabilize, and providing no unforeseen, significant deterioration in general economic conditions occurs, the Company expects modest overall sales growth during 2010 as compared to 2009. The restructuring actions undertaken by the Company in 2008 and 2009 targeted at reducing the Company’s ongoing cost structure are expected to positively impact the Company’s earnings and operating cash flow in 2010 and future periods. The additional operating cash flow generated by these cost savings will continue to be strategically deployed to strengthen the Company’s competitive position and accelerate its sales and earnings potential.

RESULTS OF OPERATIONS

Consolidated sales for the year ended December 31, 2009 decreased 12% compared to 2008. Sales from existing businesses declined 12% on a year-over-year basis. The impact of currency translation decreased reported sales by 2.0% as the U.S. dollar was, on average, stronger against other major currencies during 2009 as compared to exchange rate levels during 2008. Recently acquired businesses provided sales growth of approximately 2.0%. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses recorded prior to the first anniversary of the acquisition, and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or recently acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding acquisition sales) and (b) the period-to-period change in revenue (excluding acquisition sales) after applying current period foreign exchange rates to the prior year period.

Operating profit margins were 13.8% in the year ended December 31, 2009 as compared to 14.7% for the year ended December 31, 2008. The decrease in operating profit margins during 2009 is primarily a result of lower sales volumes in 2009 compared to 2008, as well as restructuring costs incurred during 2009 in excess of the level incurred during 2008 which reduced operating profit margin comparisons by 115 basis points on a year-over-year basis. In addition, the dilutive effect of recently acquired businesses adversely impacted operating profit margin comparisons by 20 basis points. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset the reductions in operating profit margins. The gain recognized during 2009 in connection with the Align litigation settlement also favorably impacted year-over-year operating profit margin comparisons by 75 basis points. In addition, accounting charges recorded in 2008 associated with recording the fair value of inventory and deferred revenue acquired in connection with the November 2007 acquisition of Tektronix (net of comparable acquisition-related charges recorded in 2009) favorably impacted year-over-year operating profit margin comparisons by 10 basis points. The Company anticipates that the dilutive effect of acquisitions and acquisition-related accounting charges are factors that will continue to adversely impact operating profit margins in future periods, while the impact of the 2008 and 2009 restructuring activities and the Company’s ongoing efforts to reduce material costs and other operating expenses are factors that will continue to benefit operating profit margins in future periods.

Business Segments

The table below summarizes sales by business segment for each of the periods indicated:

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Professional Instrumentation	$4,330.7	$4,860.8	$3,537.9
Medical Technologies	3,141.9	3,277.0	2,998.0
Industrial Technologies	2,658.0	3,265.5	3,153.4
Tools & Components	1,054.3	1,294.2	1,336.6

Total	$11,184.9	$12,697.5	$11,025.9

PROFESSIONAL INSTRUMENTATION

Businesses in the Company’s Professional Instrumentation segment offer professional and technical customers various products and services that are used to enable or enhance the performance of their work. The Professional Instrumentation segment encompasses two strategic lines of business: environmental and test and measurement. These businesses produce and sell bench top and compact, professional electronic test tools and calibration equipment; a variety of video test and monitoring products, network management solutions, network diagnostic equipment and related services; water quality analytical instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including dispensers, payment systems, underground storage tank leak detection and vapor recovery systems.

Professional Instrumentation Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Sales	$4,330.7	$4,860.8	$3,537.9
Operating Profit	728.5	907.3	709.5
Depreciation and amortization	134.8	130.4	64.8
Restructuring and other related charges	99.0	28.8	—
Operating profit as a % of sales	16.8%	18.7%	20.1%
Depreciation and amortization as a % of sales	3.1%	2.7%	1.8%
Restructuring and other related charges as a % of sales	2.3%	0.6%	—

Components of Sales Growth (Decline)

	2009 vs. 2008	2008 vs. 2007
Existing businesses	(12.5)%	4.0%
Acquisitions	3.5%	32.0%
Currency exchange rates	(2.0)%	1.5%

Total	(11.0)%	37.5%

2009 COMPARED TO 2008

The year-over-year decline in sales during 2009 is principally attributable to declines in the segment’s test and measurement lines of business. Price increases contributed 1.5% sales growth during 2009 and are reflected as a component of the changes in sales from existing businesses.

Operating profit margins decreased 190 basis points in 2009 as compared to 2008. The decrease in operating profit margins resulted primarily from lower sales volumes during 2009, as well as 145 basis points of incremental restructuring costs incurred during 2009 compared to 2008. The dilutive effect of recently acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 45 basis points. Accounting charges incurred in 2008 associated with recording the fair value of inventory and deferred revenue acquired in connection with the November 2007 acquisition of Tektronix (net of comparable acquisition-related charges recorded in 2009) favorably impacted year-over-year operating profit margin comparisons by 70 basis points. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses also partially offset the reductions in operating profit margins.

Overview of Businesses within Professional Instrumentation Segment

Environmental. Sales from the segment’s environmental businesses, representing 57% of segment sales for 2009, were essentially flat as compared to 2008. Sales from existing businesses decreased reported sales by 1.0% and the impact of currency translation decreased reported sales by 2.5%. Growth of 3.5% related to recently acquired businesses offset these sales declines.

Sales from existing businesses in the segment’s water quality businesses during 2009 were essentially flat as compared to 2008. A mid-teens growth rate in the business’ ultraviolet water treatment product line and a mid-single digit growth rate in the industrial water treatment product line offset low-single digit sales declines in the business’ laboratory and process instrumentation product line. Growth rates in the ultraviolet water treatment product line reflect strength in demand for municipal wastewater applications, as well as shipments related to a significant drinking water treatment plant project that commenced in 2009 and is expected to be substantially completed during 2010. In the business’ laboratory and process instrumentation product line and associated consumables, general economic conditions adversely impacted demand in all major geographies with the exception of China, where revenues grew at a low double-digit rate during 2009.

Sales from existing businesses in the retail petroleum equipment business during 2009 declined at a low-single digit rate as compared to 2008. Strong North American sales of the business’ point-of-sale retail and payment solution product offerings that are being driven in part by regulatory requirements were more than offset by lower demand for dispensing equipment, primarily in Europe, and service offerings. Lower demand for the business’ automatic tank gauge product offerings and leak detection systems also adversely impacted year-over-year comparisons. The decline in demand for the business’ leak detection systems was partially attributable to a significant project in 2008 that did not repeat in 2009.

Test & Measurement. Sales in the segment’s test and measurement businesses, representing 43% of segment sales for 2009, declined 22.0% as compared to 2008. Sales from existing businesses decreased reported sales by 24.0%, while the impact of currency translation decreased reported sales by 1.0%. Sales growth of 3.0% related to recently acquired businesses partially offset these declines.

Soft demand across all instrumentation related product lines, attributable to general economic conditions and inventory reductions by distributors, drove sales declines during 2009. While year-over-year sales declined during each quarter during 2009, the rate of decline during the fourth quarter of 2009 improved compared to the first three quarters of the year primarily due to the adverse impact of inventory level reductions in the distribution channel that were largely completed by the end of the third quarter. Year-over-year comparisons for the fourth quarter were also favorably impacted by the decline in demand that commenced in the fourth quarter 2008 resulting in an easier comparison. Sales declined in all significant geographic regions. Year-over-year sales in the network and communication businesses declined at a lower rate than the instrumentation business primarily as a result of positive performance in the network management solutions businesses which benefited from the competition among mobile telecommunication providers to expand coverage, services and performance of their networks.

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

Sales growth from existing businesses was driven primarily by performance during the first nine months of 2008 as a result of strong sales of the business’ thermography and precision measurement product offerings as well as strong growth from investments in emerging markets. While demand for the business’ thermography products continued to increase as compared to 2007 during the fourth quarter, demand slowed for the business’ traditional industrial digital hand-held instruments and precision measurement products resulting in a mid-single digit rate sales decline in the quarter and offsetting the growth experienced in the first nine months. In addition, the sales decline in the fourth quarter of 2008 is a result of reductions of inventory in the distribution channel as well as the impact of currency exchange rate volatility on customer demand in certain emerging markets. Sales also declined throughout 2008 in the business’ enterprise network performance management line of business as a result of generally lower telecommunications demand and slower information technology spending by customers.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer clinical and research medical professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the dental and life sciences and diagnostics businesses.

Medical Technologies Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Sales	$3,141.9	$3,277.0	$2,998.0
Operating Profit	395.5	370.5	393.2
Depreciation and amortization	127.8	123.5	119.7
Restructuring and other related charges	60.5	26.1	—
Operating profit as a % of sales	12.6%	11.3%	13.1%
Depreciation and amortization as a % of sales	4.1%	3.8%	4.0%
Restructuring and other related charges as a % of sales	1.9%	0.8%	—

Components of Sales Growth (Decline)

	2009 vs. 2008	2008 vs. 2007
Existing businesses	(5.0)%	4.5%
Acquisitions	3.5%	2.0%
Currency exchange rates	(2.5)%	3.0%

Total	(4.0)%	9.5%

2009 COMPARED TO 2008

During 2009, sales growth in the segment’s acute care diagnostic and pathology diagnostic businesses was more than offset by sales declines in the segment’s life sciences instrumentation and dental businesses. Price increases contributed 1.0% sales growth during 2009 and are reflected as a component of the change in sales from existing businesses.

Operating profit margins increased 130 basis points in 2009 as compared to 2008. The gain recognized during 2009 in connection with the Align litigation settlement favorably impacted year-over-year operating profit margin comparisons by 270 basis points. Restructuring costs incurred during 2009 in excess of the levels incurred during 2008 reduced operating profit margins by 105 basis points on a year-over-year basis and the dilutive effect of recently acquired businesses adversely impacted operating profit margin comparisons by 15 basis points. The adoption of the new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, also reduced operating profit margins for 2009 by 55 basis points. While the year-over-year sales declines diminished leverage of the segment’s fixed cost base, the 2009 cost savings attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses offset this adverse impact.

Overview of Businesses within Medical Technologies Segment

Sales in the segment’s existing acute care diagnostics business grew at a mid-single digit rate during 2009 as compared to 2008. Continued strong aftermarket consumables sales related to the business’ installed base of acute care diagnostic instrumentation drove the majority of the growth during 2009. Increased sales of the business’

cardiac marking instrument also contributed to the year-over-year growth and are expected to further benefit sales in 2010. Sales grew at a double-digit rate in China and the emerging economies of Latin America during 2009, while combined Europe and North America sales were flat.

Sales in the segment’s existing life science instrumentation and pathology diagnostics businesses declined at a low-single digit rate during 2009 as compared to 2008. Sales growth attributable to pathology diagnostic instrumentation and associated consumable products, primarily outside of North America, was more than offset by sales declines attributable to lower demand for compound and stereo microscopy equipment primarily in Europe and North America. Lower demand for microscopy equipment resulted largely from lower capital spending in the Company’s customer base throughout 2009. While year-over-year sales in the life sciences instrumentation business declined in each quarter during 2009, the rate of year-over-year decline during the fourth quarter of 2009 improved compared to the first three quarters of the year as economic stimulus funding, primarily in Japan, began to favorably impact the business. North American stimulus funding did not significantly benefit the business in 2009, but is expected to positively impact the Company’s results in 2010.

Sales in the segment’s existing dental businesses declined at a high-single digit rate during 2009 as compared to 2008. Sales in the dental consumables business during 2009 were essentially flat as compared to 2008. Increased sales of orthodontia and infection control products during 2009 were offset by weaker demand for implants, endodontic products and general dentistry consumables. Lower capital spending by customers and inventory reductions in certain distribution channels drove year-over-year sales declines at a mid-teen rate in the dental technologies businesses. While year-over-year sales in the dental technologies business declined in each quarter during 2009, the rate of year-over-year decline during the fourth quarter of 2009 improved compared to the first three quarters of the year due to strong sales of treatment units in Europe, as well as easier year-over-year comparisons due to a large stocking order for imaging equipment that occurred in the third quarter 2008. The Company’s acquisition of PaloDEx, a leading manufacturer of dental imaging products, in the fourth quarter of 2009 will provide additional sales growth in the Company’s dental imaging business in 2010.

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

Overview of Businesses within Medical Technologies Segment

Revenues in the segment’s acute care diagnostics business grew at mid-single digit rate in 2008 as compared to 2007. The year-over-year growth was primarily attributable to strong aftermarket consumables sales for the business’ installed base of acute care diagnostic instrumentation, sales of the business’ compact version of its blood gas analysis instrument as well as sales resulting from the launch of the business’ AQT cardiac marker during 2008. Sales growth was experienced in all major geographic regions during the year. Particularly strong growth in emerging markets during the first nine months of the year moderated during the fourth quarter as a result of currency exchange rate volatility and economic uncertainty.

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

INDUSTRIAL TECHNOLOGIES

Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines, as well as incorporated by original equipment manufacturers (“OEMs”) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic lines of business, product identification and motion, and two focused niche businesses, aerospace and defense, and sensors and controls. These businesses produce and sell product identification equipment and consumables; precision motion control equipment; monitoring, sensing and control devices; and aerospace safety devices and defense articles. In the third quarter of 2007, the Company disposed of the power quality businesses that were part of this segment and all 2007 segment results have been adjusted to exclude the results of these discontinued operations.

Industrial Technologies Segment Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Sales	$2,658.0	$3,265.5	$3,153.4
Operating profit	383.2	522.1	532.5
Depreciation and amortization	56.0	64.4	63.2
Restructuring and other related charges	60.7	23.1	—
Operating profit as a % of sales	14.4%	16.0%	16.9%
Depreciation and amortization as a % of sales	2.1%	2.0%	2.0%
Restructuring and other related charges as a % of sales	2.3%	0.7%	—

Components of Sales Growth (Decline)

	2009 vs. 2008	2008 vs. 2007
Existing businesses	(16.0)%	1.5%
Acquisitions	0.5%	—
Currency exchange rates	(3.0)%	2.0%

Total	(18.5)%	3.5%

2009 COMPARED TO 2008

Sales declines in a majority of the segment’s businesses during 2009 more than offset sales growth of approximately 1.5% related to price increases which are reflected as a component of the decrease in sales from existing businesses.

Operating profit margins in the segment declined 160 basis points in 2009 as compared to 2008. The decrease in operating profit margins resulted primarily from lower sales volumes during 2009, as well as 75 basis points of incremental restructuring costs incurred during 2009 compared to 2008. The adoption of the new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, combined with the dilutive effect of recently acquired businesses, also reduced operating profit margins for 2009 by 10 basis points. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset these negative factors.

Overview of Businesses within Industrial Technologies Segment

Product Identification. Sales from the segment’s product identification businesses, representing approximately 29% of segment sales during 2009, declined 10.5% as compared to 2008. Sales from existing businesses decreased reported sales by 8.0%, while the impact of currency translation decreased reported sales by 4.0%. Sales growth of 1.5% related to recently acquired businesses partially offset these declines.

Sales declines from existing businesses during 2009 resulted primarily from weak demand for core marking and coding equipment due to lower capital spending by customers as a result of general economic conditions. Sales of consumable products associated with the businesses’ installed base of marking and coding equipment also declined on a year-over-year basis but not as significantly as equipment sales. During the fourth quarter of 2009, equipment sales increased on a year-over-year basis primarily due to emerging market growth. Flat consumable product sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008 were an improvement to year-over-year consumable sales declines during the first three quarters of the year. Sales in the China market grew during the second half of 2009, resulting in low-single digit sales growth for the full year. Continued capital project freezes by the United States Postal Service contributed to year-over-year sales declines in the business’ integrated scanning system product line.

Motion. Sales from the segment’s motion businesses, representing approximately 27% of segment sales during 2009, declined 33.5% as compared to 2008. Sales from existing businesses decreased reported sales by 30.0%, while the impact of currency translation decreased reported sales by 3.5%.

Sales from existing businesses declined as a result of weak demand for most of the businesses’ product offerings attributable to the recessionary economic conditions that existed throughout 2009. While year-over-year sales in the motion businesses declined in each quarter during 2009, the rate of year-over-year decline during the fourth quarter of 2009 improved slightly compared to the second and third quarters of the year, due to improvements in demand for certain product offerings and the absence of inventory reductions experienced in early 2009 in the business’ distribution channels.

Focused Niche Businesses. Sales in the segment’s niche businesses declined at a low-double digit rate during 2009 as compared to 2008. The Company’s sensors and controls business saw modest improvement in certain end markets during the fourth quarter 2009 as compared to the first nine months of 2009. Demand in the Company’s aerospace and defense businesses softened in the second half of 2009, however, primarily due to declines in demand in the commercial aviation end markets.

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

Through the first nine months of 2008, sales growth driven by increased demand for both consumable products and services associated with the installed base of marking and coding equipment had partially offset a decline in equipment sales. Further weakening of equipment demand during the fourth quarter, primarily in North America and Europe, resulted in double-digit year-over-year declines in equipment sales during the quarter as customers cancelled or delayed purchases. The declines in equipment sales more than offset the sales growth from consumables and services experienced throughout the majority of 2008. In addition, sales in the integrated scanning system product line declined throughout 2008 due to lower capital expenditures by the United States Postal Service and the timing of completion of various large projects for other large parcel post and retail customers.

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

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment and drill chucks.

Tools & Components Selected Financial Data

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Sales	$1,054.3	$1,294.2	$1,336.6
Operating profit	124.8	157.7	175.6
Depreciation and amortization	21.0	21.0	20.8
Restructuring and other related charges	18.3	4.0	—
Operating profit as a % of sales	11.8%	12.2%	13.1%
Depreciation and amortization as a % of sales	2.0%	1.6%	1.6%
Restructuring and other related charges as a % of sales	1.7%	0.3%	—

Components of Sales Growth (Decline)

	2009 vs. 2008	2008 vs. 2007
Existing businesses	(18.0)%	(3.5)%
Acquisition / Product line divestiture	—	—
Currency exchange rates	(0.5)%	0.5%

Total	(18.5)%	(3.0)%

2009 COMPARED TO 2008

Sales declined in both the mechanics’ hand tools business and the segment’s niche businesses during 2009 as compared to 2008. Price increases did not appreciably impact segment results during 2009.

Operating profit margins in the segment were 40 basis points lower during 2009 as compared to 2008. The decrease in operating profit margins resulted primarily from 130 basis points of incremental year-over-year restructuring costs incurred during 2009 compared to 2008. In addition, a gain recorded in 2008 from the settlement of an insurance claim related to a 2007 plant fire adversely impacted year-over-year operating profit margin comparisons. Lower year-over-year average commodity costs, cost savings attributable to the Company’s 2008 and 2009 restructuring activities and improved productivity in the business’ manufacturing facilities partially offset these negative year-over-year factors.

Overview of Businesses within the Tools & Components Segment

Mechanics’ hand tools sales from existing businesses, representing approximately 75% of segment sales, declined 11% during 2009 as compared to 2008. The year-over-year decline in sales is primarily a result of generally weak North American demand in the retail, industrial and mobile tool markets relating to general economic conditions. Modest growth in the China domestic market during 2009 partially offset weak North American demand.

Sales in the segment’s niche businesses declined approximately 35% during 2009 as compared to 2008 primarily due to weak end market demand. While demand was weak throughout 2009, the rate of sales decline during the second half of 2009 was not as pronounced as the rate of sales decline in the first half of 2009, in part because of easier year-over-year comparisons as these businesses began experiencing revenue declines in mid-2008.

2008 COMPARED TO 2007

Price increases accounted for approximately 2.0% sales growth on a year-over-year basis which is reflected as a component of the sales from existing businesses.

The fourth quarter 2008 restructuring activities adversely impacted operating profit margins in the Tools and Components segment by 30 basis points in 2008 as compared to 2007. Elevated commodity costs and lower overall sales volumes in the mechanics’ hand tools business also adversely impacted operating profit margins. A 2008 gain from the settlement of an insurance claim related to a 2007 plant fire, coupled with the impact of charges recorded in 2007 associated with the fire, favorably impacted year-over-year operating profit margin comparisons by 50 basis points. Commodity costs declined significantly in the fourth quarter of 2008.

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

GROSS PROFIT

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Sales	$11,184.9	$12,697.5	$11,025.9
Cost of sales	5,904.7	6,757.3	5,985.0

Gross profit	5,280.2	5,940.2	5,040.9
Gross profit margin	47.2%	46.8%	45.7%

Gross profit margins for 2009 increased 40 basis points from 2008. Cost savings related to 2008 and 2009 restructuring activities primarily drove the year-over-year improvements in gross profit margin from 2008 to 2009. Lower year-over-year commodity costs also contributed to the improvement, as costs for several types of raw materials increased sharply in 2008 before declining late in 2008 and into 2009. Lower overall sales volumes during 2009 as compared to 2008 diminished the leverage of the Company’s fixed cost base and partially offset these positive factors. In addition, costs incurred associated with year-over-year incremental 2009 restructuring activities adversely impacted gross profit margins by 65 basis points.

Gross profit margins for 2008 increased 110 basis points from 2007. Included in the 2008 gross profit margins is $33 million (25 basis points) of restructuring and other related costs. The increase in gross profit margins over 2007 is primarily a result of leverage on increased sales volume, particularly in higher-margin consumable oriented businesses, the impact of cost-saving initiatives that began in late 2007 and generally higher gross profit margins in businesses recently acquired, primarily Tektronix. The impact on gross margins of higher commodity costs prevalent through the majority of 2008 was partially mitigated by price increases implemented throughout the Company.

OPERATING EXPENSES

	For the Years Ended December 31 ($ in millions)
	2009	2008	2007
Sales	$11,184.9	$12,697.5	$11,025.9
Selling, general and administrative expenses	3,190.2	3,345.3	2,713.1
Research and development expenses	632.7	725.4	601.4
SG&A as a % of sales	28.5%	26.3%	24.6%
R&D as a % of sales	5.7%	5.7%	5.5%

The year-over-year increases in selling, general and administrative expenses as a percentage of sales from 2008 to 2009 is primarily due to reduced leverage of the Company’s cost base caused by lower sales volumes during 2009 as compared to 2008. Incremental year-over-year costs associated with 2009 restructuring activities adversely impacted selling, general and administrative expenses as a percent of sales by 50 basis points on a year-over-year basis, although the 2008 and 2009 restructuring actions have generated year-over-year cost savings that partially offset these negative factors.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales were flat during 2009 as compared to 2008. The Company continues to invest in new product development within all of its businesses, with particular emphasis on the medical technologies, test and measurement, environmental and product identification businesses.

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

Research and development expenses as a percentage of sales were approximately 20 basis points higher in 2008 as compared to 2007. The 2007 charge for acquired in-process research and development related to the Tektronix acquisition, as described below, impacted year-over-year comparisons by 75 basis points. The relatively higher research and development cost structures of recently acquired businesses, primarily Tektronix, and higher investment in research and development in the Medical Technologies segment were the primary drivers of these year-over-year increases.

INTEREST EXPENSE AND INCOME

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $123 million in 2009 was $7.5 million lower than 2008 primarily as a result of lower average debt levels during 2009 as the Company deployed cash flows to repay a portion of its commercial paper borrowings. Interest attributable to the $750 million principal amount of 5.40% senior unsecured notes issued in March 2009 (as discussed below) partially offset the positive impact of the reduction in outstanding commercial paper borrowings. Interest expense of $130 million in 2008 was approximately $20 million higher than 2007 as a result of higher average debt levels during 2008, primarily as a result of borrowings incurred in the fourth quarter 2007 to fund the acquisition of Tektronix.

The Company recognized interest income of $5 million, $10 million and $6 million in 2009, 2008 and 2007, respectively. Interest income in 2009 was lower than interest income in 2008 as the lower interest rates on deposits in 2009 compared to 2008 more than offset higher average invested cash balances. Interest income during 2008 was higher than during 2007 as a result of higher average invested cash balances as less cash was deployed for acquisitions during 2008.

INCOME TAXES

General

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below), the implementation of tax planning strategies and changes in tax laws. The Company’s effective tax rate for 2009 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2009, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $6.5 billion.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors”.

Year-Over-Year Changes in Tax Provision and Effective Tax Rate

The Company’s effective tax rate related to continuing operations for the years ended December 31, 2009, 2008 and 2007 was 19.2%, 24.7% and 25.8%, respectively.

The Company’s 2009 effective tax rate of 19.2% includes the impact of approximately $97.2 million, or $0.29 per diluted share, related to gains from the net reduction of reserves associated with the resolution of uncertain tax positions and discrete items. The impact of expensing transaction costs in accordance with the new business combination accounting standard, much of which are not deductible for income tax purposes, partially offset these beneficial factors.

The Company’s 2008 effective tax rate of 24.7% includes the impact of approximately $9.5 million, or $0.03 per diluted share, related to gains from the net reduction of reserves associated with uncertain tax positions and discrete items recorded primarily during the second quarter. The effective tax rate also reflects the impact of the continued growth in earnings outside of the United States. Refer to Note 14 in the Consolidated Financial Statements for additional information.

The effective tax rate for 2010 is expected to be approximately 25%.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the twelve months ended December 31, 2009, 2008 or 2007.

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

Interest Rate Risk

A change in interest rates on long-term debt is assumed to impact the fair value of the Company’s long-term debt but not our earnings or cash flow because the interest on the Company’s long-term debt is fixed. As of December 31, 2009, an increase of 100 basis points in interest rates would decrease the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs which have not been included in this calculation as the value of this convertible debt is primarily derived from its underlying common stock) by approximately $120 million. However, since the Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, the impact of market interest rate fluctuations on the Company’s long-term debt does not affect the Company’s results of operations or stockholders’ equity.

A change in interest rates on short-term debt impacts our earnings and cash flow, but not the fair value of the Company’s short-term debt instruments because of their limited duration. As of December 31, 2009, the Company’s short-term debt obligations relate primarily to U.S. dollar commercial paper borrowings, and as a result its primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2009. As these obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2009, a 50% increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $0.4 million. A 50% hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2009.

Currency Exchange Rate Risk

The Company faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries, net of the translation effect of the Eurobonds, is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in major currencies, relative to the U.S. dollar at December 31, 2009 (net of the translation effect of the Company’s Eurobond Notes, as described below) would result in a reduction of stockholders’ equity of approximately $500 million.

The Company also faces exchange rate risk from transactions with customers in countries outside the United States. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a substantial portion of its costs are incurred, and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

On average, the U.S. dollar strengthened against other major currencies during 2009. As a result, currency exchange rates decreased reported sales for 2009 by approximately 2.0% as compared to reported sales for 2008. The impact of currency exchange rates on reported sales on a year-over-year basis was more significant in the first half of 2009 as the U.S. dollar weakened against other major currencies during the second half of 2009 and ended the year at exchange rates lower than existed as of December 31, 2008. If the exchange rates in effect as of December 31, 2009 prevail throughout 2010, currency exchange rates will positively impact 2010 reported sales and operating results relative to the Company’s performance in 2009. Additional weakening of the U.S. dollar against other major currencies would have a further positive impact on the Company’s reported sales and results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements. The Eurobond Notes described below (which as of December 31, 2009 had outstanding borrowings in principal amount equivalent to $716 million) provide a natural hedge to a portion of the Company’s European net asset position.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counter parties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.

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

The Company’s ability to access the commercial paper market and the other capital markets has not been affected adversely by the recent uncertainty in the financial markets. The Company continues to generate substantial cash from operating activities and believes that its cash flow and other sources of liquidity, primarily its commercial paper program and committed credit facility, will be sufficient to allow it to continue investing in existing businesses and strategic acquisitions and maintain its capital structure on a short and long-term basis. For a discussion of risks related to the uncertainty in the financial markets and the global economy in general, please refer to “Item 1A. Risk Factors.”

Overview of Cash Flows and Liquidity

($ in millions)	For the Years Ended December 31
	2009	2008	2007

Operating cash flows from continuing operations	$1,800.8	$1,859.0	$1,699.3
Operating cash flows used by discontinued operations	—	—	(53.5)

Net cash flows from operating activities	1,800.8	1,859.0	1,645.8

Purchases of property, plant and equipment	(188.5)	(193.8)	(162.1)
Cash paid for acquisitions	(703.5)	(423.2)	(3,576.6)
Cash paid for investment in acquisition targets and other marketable securities	(66.8)	—	(23.2)
Other sources	15.9	49.6	316.8

Investing cash flows from continued operations	(942.9)	(567.4)	(3,445.1)
Investing cash flows from discontinued operations	—	—	(0.7)

Net cash used in investing activities	(942.9)	(567.4)	(3,445.8)

Proceeds from the issuance of common stock	174.2	82.4	733.0
Debt (repayments) proceeds, net of new borrowings (excluding March 2009 public debt offering)	(469.9)	(1,092.3)	1,131.0
Proceeds of March 2009 public debt offering	744.6	—	—
Purchase of treasury stock	—	(74.2)	(117.5)
Payment of dividends	(41.7)	(38.2)	(34.3)

Net cash provided by / (used in) financing activities	407.2	(1,122.3)	1,712.2

•	Operating cash flow from continuing operations, a key source of the Company’s liquidity, decreased $58 million during 2009, or approximately 3%, as compared to 2008.

•

Funding for acquisitions constituted the most significant use of cash during 2009. The Company acquired fifteen businesses during 2009. Total consideration paid for these acquisitions was approximately $704 million in cash, net of cash acquired. In addition, the Company used approximately $67 million in cash for other investment opportunities.

•	The Company repaid approximately $470 million of debt (net of new borrowings, other than the proceeds from the March 2009 public debt offering) during 2009.

•	The Company’s restructuring activities used approximately $190 million in cash during 2009.

•

In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds was used to repay a portion of the Company’s outstanding commercial paper and the balance of the net proceeds is being used for general corporate purposes, including acquisitions.

•

As of December 31, 2009, the Company held $1.7 billion of cash and cash equivalents. As discussed below in “–Recent Acquisition Activity,” subsequent to December 31, 2009, the Company utilized $1.1 billion of cash on hand in connection with the completion of the AB Sciex and Molecular Devices acquisitions.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Operating cash flow from continuing operations was approximately $1.8 billion for 2009, a decrease of $58 million, or approximately 3% as compared to 2008. The decrease in operating cash flow was primarily attributable to the decrease in earnings in 2009 as compared to 2008 and to a lesser extent attributable to the year-over-year incremental amount of cash paid related to the Company’s restructuring activities. In addition, the Company voluntarily contributed $60 million to the Company’s U.S. defined benefit pension plan in 2009 while it made no contribution in 2008. The declines in operating cash flow were partially offset by improvements in operating working capital (defined by the Company as trade accounts receivable plus inventory less accounts payable) which contributed $228 million of cash flow during 2009 as compared to contributing $108 million of cash flow during 2008. Operating working capital in 2009 benefited from increased collections of accounts receivable and reduced inventory levels associated with lower levels of business activity, partially offset by reductions in accounts payable as compared to 2008. A decline of approximately $100 million in tax payments during 2009 as compared to 2008 also partially offset the decline in operating cash flow.

Operating cash flow from continuing operations was approximately $1.9 billion for 2008, an increase of $160 million, or approximately 9.5% as compared to 2007. Earnings growth of $104 million in addition to an increase of approximately $39 million in contributions from operating working capital as compared to 2007 contributed to the overall year-over-year increase in operating cash flows. The 2008 operating working capital contribution increased primarily due to strong collections of accounts receivable. Operating cash flows during 2008 also benefited approximately $83 million from year-over-year increases in stock compensation, depreciation and amortization charges which did not require the use of cash. In addition, non-cash acquisition related charges incurred related to acquired inventory and acquired deferred revenue in connection with the 2007 acquisition of Tektronix had a positive impact on operating cash flow comparisons. Approximately $100 million of additional income tax payments made in 2008 related to continuing operations as compared to 2007 partially offset these positive factors.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals. During 2009, the Company paid approximately $161 million related to its 2009 and 2008 restructuring activities and approximately $28 million related to restructuring activities associated with acquisitions completed prior to December 31, 2008. Please refer to Note 2 and Note 17 to the Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $943 million during 2009 compared to $567 million of net cash used in 2008. Gross capital spending of $189 million during 2009 was approximately $5 million less than gross capital spending during 2008. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2010, the Company expects capital spending to approximate $225 million, though actual expenditures will ultimately depend on business conditions.

Net cash used in investing activities related to continuing operations was approximately $567 million in 2008 compared to approximately $3.4 billion in 2007. Gross capital spending increased $32 million in 2008 from 2007 levels to $194 million.

As discussed below, the Company completed numerous business acquisitions and divestitures during 2009, 2008 and 2007. All of the acquisitions during this period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 6 to the accompanying Consolidated Financial Statements.

2009 Acquisitions/Divestitures

The Company acquired fifteen businesses during 2009 for consideration of approximately $704 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These businesses were acquired to complement existing units of the Medical Technologies, Professional Instrumentation and Industrial Technologies segments. The aggregate annual sales of these fifteen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $430 million.

In addition, during 2009 the Company divested five businesses or product lines for approximately $10 million of net cash proceeds. The divested businesses were part of the Industrial Technologies and Tools and Components segments and had aggregate annual revenues of approximately $53 million in 2009. The Company recorded no significant gain or loss, either individually or in the aggregate, associated with these divestitures. The Company is using the proceeds from these sales for general corporate purposes.

2008 Acquisitions

The Company acquired seventeen companies or product lines during 2008 for consideration of approximately $423 million in cash, including transaction costs and net of cash acquired and $8 million of debt assumed. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These companies were acquired to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million.

2007 Acquisitions/Divestitures

In November 2007, the Company acquired all of the outstanding shares of Tektronix, Inc. for total cash consideration of approximately $2.8 billion, including transaction costs and net of cash and debt acquired. The Company initially financed the acquisition of Tektronix through the issuance of commercial paper and available cash (including proceeds from the underwritten public offering of 6.9 million shares of Danaher common stock completed on

November 2, 2007). Subsequent to the acquisition, the Company issued $500 million of 5.625% senior notes due 2018 in an underwritten public offering and used the net proceeds from this offering to repay a portion of the commercial paper issued to finance the Tektronix acquisition. Tektronix had revenues of approximately $1.1 billion in its most recent completed fiscal year prior to the acquisition.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. ChemTreat had revenues of approximately $200 million in its most recent completed fiscal year prior to the acquisition.

In addition, the Company acquired ten other companies or product lines during 2007 for consideration of approximately $273 million in cash, including transaction costs and net of cash acquired, and $4 million of debt assumed. Each company acquired manufactures products and/or provides services in the test and measurement, dental technologies, product identification, sensors and controls or environmental instruments markets. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these ten acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million.

In addition to the twelve 2007 acquisitions noted above, during the first quarter of 2007, the Company completed the acquisition of the remaining shares of Vision Systems Limited not owned by the Company as of December 31, 2006 for cash consideration of approximately $96 million.

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

Recent Acquisition Developments

Subsequent to December 31, 2009, the Company completed the previously announced acquisition of the Analytical Technologies division of MDS, which includes a 50% ownership position in Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”), a mass spectrometry business, and a 100% ownership position in the former Molecular Devices Corporation, a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB SCIEX from Life Technologies Corporation. The aggregate purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for this transaction from available cash on hand.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, excess tax benefits from stock-based compensation, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $404 million during 2009 compared to $1.1 billion of cash used during 2008. The year-over-year change was primarily due to the proceeds from the issuance of the 2019 Notes (described below); lower repayments of borrowings during 2009 as compared to 2008; and the repurchase of shares of Danaher common stock pursuant to the Company’s stock repurchase program during 2008.

Total debt was $2.9 billion at December 31, 2009 compared to $2.6 billion at December 31, 2008. The Company’s debt as of December 31, 2009 was as follows:

•	$180 million of outstanding U.S. dollar denominated commercial paper;

•	$716 million (€500 million) aggregate principal amount of 4.5% guaranteed Eurobond Notes due 2013 (“Eurobond Notes”);

•	$500 million aggregate principal amount of 5.625% Senior Notes due 2018 (“2018 Notes”);

•	$750 million aggregate principal amount of 5.4% Senior Notes due 2019 (“2019 Notes”);

•	$634 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$153 million of other borrowings.

For a discussion of the Company’s debt as of December 31, 2009, see Note 9 to the Consolidated Financial Statements. The Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except in connection with the change of control provisions described as follows. Under each of the Eurobond Notes, the 2018 Notes and the 2019 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of the 2018 Notes and 2019 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. The Company’s outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2009, the Company was in compliance with all of its debt covenants. For a discussion of the risks related to our indebtedness, please refer to “Item 1A. Risk Factors.”

Commercial Paper Program and Credit Facility

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. dollar and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the Credit Facilities (described below) provide credit support for the program, the $1.525 billion of availability under the Credit Facilities has the practical effect of reducing from $4.0 billion to $1.525 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. The Company classifies the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for part of the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities”). The Credit Facilities can also be used for working capital and other general corporate purposes. Under the Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, (2) a formula based on the higher (as of the date of determination) of Bank of America’s prime rate or the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. Under the Supplemental Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula, or (2) a formula based on the highest (as of the date of determination) of the lender’s prime rate, the Federal funds rate plus 50 basis points or the LIBOR rate plus 100 basis points. Both of the Credit Facilities require the Company to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus stockholders’ equity) as of the last day of each quarter of 0.65 to 1.00 or less. As of December 31, 2009, the Company was in compliance with this covenant. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of our commercial paper program. We expect to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that we could borrow, if needed, to repay all of our outstanding commercial paper as it matures. The Company anticipates seeking a renewal of the term of the Supplemental Credit Facility from the lender prior to its scheduled expiration.

During 2009, the Company refinanced balances under its commercial paper program as they came due to maintain an outstanding balance throughout the year. During 2008, the Company utilized its commercial paper program to finance the repayment of the Company’s 6.1% notes that matured in October 2008. Amounts outstanding under the Company’s U.S. dollar commercial paper program as of December 31, 2009 had a weighted average interest rate of 0.2% and an average maturity of approximately 5 days.

Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available operating cash flow and our Credit Facilities to provide short-term funding. In such event, the cost of borrowings under our Credit Facilities could be higher than the cost of commercial paper borrowings.

Other Long-Term Indebtedness

In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019. The notes were issued at 99.93% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper with the balance of the net proceeds used for general corporate purposes, including acquisitions. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points.

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

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2009, an aggregate of approximately 68,000 shares of Danaher common stock had been issued upon conversion of LYONs. As of December 31, 2009, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1.1 million of contingent interest on the LYONs for the year ended December 31, 2009. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Shelf Registration Statement

The Company has a shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance.

Stock Repurchase Program

On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (including any successor plans) and for other corporate purposes.

The Company did not repurchase any shares of Company common stock during 2009. During 2008, the Company repurchased 1.38 million shares of Company common stock in open market transactions at a cost of $74 million. During 2007, the Company repurchased 1.64 million of shares of the Company common stock in open market transactions at a cost of $117 million. The 2008 and 2007 repurchases were funded from available cash and from proceeds from the issuance of commercial paper. At December 31, 2009, the Company had 1,977,566 shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Dividends

During the fourth quarter of 2009, the Company increased its regular quarterly dividend from $0.03 to $0.04 by declaring a dividend of $0.04 per share that was paid on January 26, 2010 to holders of record on December 31, 2009. Aggregate cash payments for dividends during 2009 were approximately $42 million.

Cash and Cash Requirements

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or the Credit Facilities or, subject to availability, access the capital markets as needed for liquidity. As of December 31, 2009, the Company held $1.7 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.4%. Of this amount, approximately $1.5 billion was held outside the United States.

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

The provisions of the U.S. Pension Protection Act of 2006, enacted in August 2006 changed the minimum funding requirements for the Company’s U.S. defined benefit pension plan beginning in 2009. During 2009, the Company voluntarily contributed $60 million to its U.S. defined benefit pension plan and approximately $34 million to its non-U.S. defined benefit pension plans. During 2010, the Company’s cash contribution requirements are expected to be approximately $24 million for its U.S. plan, however, the ultimate amounts to be contributed depend upon, among other things, underlying asset returns. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

Contractual Obligations

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2009 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $503 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 14 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$2,906.0	$42.9	$190.5	$777.4	$1,895.2
Capital Lease Obligations (b)	27.2	1.3	3.0	3.6	19.3

Total Long-Term Debt	2,933.2	44.2	193.5	781.0	1,914.5
Interest Payments on Long-Term Debt and Capital Lease Obligations (c)	827.7	77.2	150.4	149.1	451.0
Operating Lease Obligations (d)	375.7	115.3	136.7	67.3	56.4
Other:
Purchase Obligations (e)	495.6	477.7	16.5	1.2	0.2
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (f)	1,705.1	—	326.0	282.5	1,096.6

Total	$6,337.3	$714.4	$823.1	$1,281.1	$3,518.7

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c)	Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2009. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(d)	As described in Note 12 to the Consolidated Financial Statements, certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(e)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(f)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities (excluding unrecognized tax benefits) and deferred compensation obligations. The timing of cash flows associated with these obligations are based upon management’s estimates over the terms of these arrangements and are largely based upon historical experience.

Off-Balance Sheet Arrangements

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
	($ in millions)
Standby Letters of Credit and Performance Bonds	$291.6	$139.0	$86.9	$15.8	$49.9
Guarantees	47.8	28.2	5.8	2.4	11.4

Total	$339.4	$167.2	$92.7	$18.2	$61.3

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components and for performance under specific sales agreements. Guarantees are generally issued in connection with certain transactions with vendors, suppliers, and financing counterparties and governmental entities.

Other Off-Balance Sheet Arrangements

The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions and has not included any such items in the table above, but does not believe that any such liability will have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacates any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial position, results of operations or liquidity.

In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company’s products or claims alleging that Company products infringe third-party intellectual property. The Company cannot estimate its maximum exposure under these indemnification provisions and has not accrued any liabilities in its consolidated financial statements or included any indemnification provisions in our contractual commitments table above. Historically, the Company has not experienced significant losses on these types of indemnification obligations.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Danaher’s Amended and Restated By-laws provide for similar indemnification rights. In addition, Danaher has executed with each of its directors and executive officers an indemnification agreement which provides for substantially similar indemnification rights and under which Danaher has agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

Legal Proceedings

Please refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for information regarding certain litigation matters.

In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety,” the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, insurance coverage and acquisition related matters. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its cash flows, financial position or results of operations.

While the Company maintains workers’ compensation, property, cargo, automobile, aviation, crime, fiduciary, product, general liability, and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) that it believes cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses. The Company maintains third party insurance policies up to certain limits to cover certain liability costs in excess of predetermined retained amounts. For general liability risk (which includes product liability) and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention.

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as potential amounts or ranges of probable losses, and if appropriate, recognizes a reserve for these contingencies. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2009 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the risk insurance reserves established are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Please see Note 8 to the Consolidated Financial Statements for information about the amount of our accruals for self-insurance and litigation liability.

For a discussion of additional risks related to existing and potential legal proceedings, please refer to “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments.

The Company believes the following accounting policies are most critical to an understanding of its financial statements because they inherently involve significant judgments and uncertainties. For a detailed discussion on the application of these and other accounting policies, refer to Note 1 in the Company’s Consolidated Financial Statements.

Accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers. The uncertain conditions in the global economy and credit markets have heightened the uncertainties related to customers’ ability to pay. If the financial condition of the Company’s customers were to deteriorate beyond estimates, and impair their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings and financial condition.

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

Acquired intangibles. The Company’s business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. In accordance with accounting standards related to business combinations, goodwill amortization ceased effective January 1, 2002, however, amortization of certain identifiable intangible assets, primarily consisting of customer relationships and acquired technology, continues over the estimated useful lives of the identified asset. The Company is required, on at least an annual basis (the first day of the Company’s fiscal fourth quarter), to calculate the fair value of each of its reporting units and compare the calculated fair value of each reporting unit to the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, this is an impairment indicator which necessitates additional analysis to determine if the reporting unit’s goodwill has been impaired. If circumstances or events occur prior to the date of the required annual assessment that indicate the potential diminution of fair value of a reporting unit, the Company performs an impairment analysis at the time of such change in circumstance or event. The Company estimates the fair value of its reporting units primarily using a market based approach. The Company estimates fair value based on EBITDA multiples determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company’s reporting units in addition to market available precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. The Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach in certain circumstances. Once completed, the results of the income and market approaches are reconciled and compared. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

As of December 31, 2009, the Company had 27 reporting units for goodwill impairment testing. The carrying value of the goodwill included in the Company’s individual reporting units ranges from approximately $5 million to approximately $2 billion. The Company’s annual goodwill impairment analysis in 2009 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the first day of the Company’s fiscal fourth quarter, the annual testing date, ranged from approximately 3% to approximately 529%.

In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this sensitivity analysis, the Company identified three reporting units, with an aggregate $2.6 billion carrying value of goodwill, that have a reporting unit carrying value that would exceed fair value if the fair value of those reporting units decreased 10%. On an aggregate basis, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for these three reporting units is 6.5%. The application of the hypothetical 10% decrease in fair value for these three reporting units would result in an aggregate shortfall in fair value of 3.8% as compared to the aggregate carrying value of these three reporting units.

Long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets were impaired, the Company would be required to recognize a charge for the amount by which the carrying amount of the assets exceeds their fair value. In determining the fair value of long-lived assets, the Company makes judgments relating to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Factors that impact these judgments include the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. If actual fair value is less than the Company’s estimates, long-lived assets may be overstated on the balance sheet and the Company would need to take a charge against net earnings.

Contingent Liabilities. As discussed above under “—Legal Proceedings”, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. In addition, because most contingencies are resolved over long periods of time, liability estimates may change in the future due to new developments or changes in the Company’s settlement strategy. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

Revenue Recognition: The Company derives revenues primarily from the sale of products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sales upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is recognized as revenue over the term of the agreement.

Revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services have value on a stand-alone basis, fair value of the separate elements exists (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are identifiable as those elements are also sold unaccompanied by other elements.

Share-Based Compensation: The Company accounts for share-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. In the case of performance based share-based awards, compensation expense is recognized on an accelerated attribution method.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

Pension and Other Postretirement Benefits: Certain of the Company’s employees and retired employees are covered by defined benefit pension plans (pension plans) and certain eligible retirees are entitled to health care and life insurance benefits under postretirement benefit plans (postretirement plans). The Company measures its pension and post retirement plans’ assets and obligations as of the end of each year to determine the funded status of each plan. The Company recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position. Changes in the funded status of the plans are recognized in the year in which the changes occur and are reported in comprehensive income. Accounting standards require that the amounts the Company records, including the expense or income, associated with the pension and postretirement plans be computed using actuarial valuations.

Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations including assumptions relating to financial market and other economic conditions. The assumptions used in the actuarial valuation include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. Changes in key economic indicators can result in changes in the assumptions used by the Company. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s financial position or results of operations. For the U.S. plan, the Company used a 5.75% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2009, which represents a decrease of 50 basis points in the discount rate from December 31, 2008. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. A 25 basis point reduction in the discount rate used for the plans would have increased the U.S. and non-U.S. net obligation by $54 million ($37 million on an after tax basis) from the amount recorded in the financial statements at December 31, 2009.

For 2009, the expected long-term rate of return assumption applicable to assets held in the United States plan was estimated at 8% which is the same as the rate used in 2008. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in corporate bonds and bond index funds. Pension expense for the U.S. plan for the year ended December 31, 2009 was $3 million (or $2 million on an after-tax basis), compared with pension benefit of $5 million (or $3 million on an after-tax basis) for this plan in 2008. If the expected long-term rate of return on plan assets was reduced by 0.5%, pension expense for 2009 would have increased $5 million (or $3 million on an after-tax basis). The Company made a voluntary contribution of $60 million to the U.S. plan in 2009. The Company’s non-U.S. plan assets are comprised of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 0.75% to 8.0% for 2009 and ranged from 1.5% to 8.25% for 2008.

For a discussion of the Company’s 2009 and anticipated 2010 defined benefit pension plan contributions, please see “Liquidity and Capital Resources —Cash and Cash Requirements”.

New Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” The update revises the accounting requirements for decreases in ownership of a subsidiary that were originally contained in FASB Statement No. 160 on non-controlling interests (currently codified in Accounting Standards Codification (ASC) Topic 810, Consolidation). The revised decrease in ownership provisions require an entity that ceases to have a controlling interest in a subsidiary or group of assets that is a business to recognize a gain or loss on the transaction and include an amount for the remeasurement of any retained investment to fair value. A decrease in ownership that does not result in a loss of control is accounted for as an equity transaction with no gain or loss recognized for the difference between the carrying amount of the portion of the subsidiary or group of assets that is sold and consideration received from the buyer. The update is effective from the effective date of FASB Statement No. 160, which was January 1, 2009 for the Company. The adoption of the ASU did not have a material impact to the Company, however, the requirements of this update will be required to be applied to any future transactions that results in a decreases in ownership of businesses owned by the Company.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The new ASU requirements are effective for fiscal years beginning after June 15, 2010, which is the Company’s 2011 fiscal year. Early adoption of the standard is permitted and various options for prospective or retroactive adoption are available. The Company is currently in the process of reviewing and evaluating the impact of these new requirements.

Concurrent with the issuance of ASU No. 2009-13, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which is the Company’s 2011 fiscal year. Early adoption of the standard is permitted and various options for prospective or retroactive adoption are available. The Company is in the process of reviewing and evaluating the impact of these new requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2010 appears on page 62 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Danaher Corporation:

We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009. As discussed in Note 1 to the consolidated financial statements, in 2008, the Company adopted the measurement date provisions originally issued in FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified in FASB ASC Topic 715, Compensation - Retirement Benefits).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2010

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 ($ in thousands, except per share data)

	2009	2008	2007

Sales	$11,184,938	$12,697,456	$11,025,917

Operating costs and expenses:
Cost of sales	5,904,718	6,757,262	5,985,022
Selling, general and administrative expenses	3,190,211	3,345,274	2,713,097
Research and development expenses	632,651	725,443	601,424
Other income	(85,118)	—	(14,335)

Total operating expenses	9,642,462	10,827,979	9,285,208

Operating profit	1,542,476	1,869,477	1,740,709

Interest expense	(122,656)	(130,174)	(109,702)
Interest income	5,034	10,004	6,092

Earnings from continuing operations before income taxes	1,424,854	1,749,307	1,637,099

Income taxes	(273,150)	(431,676)	(423,101)

Earnings from continuing operations	1,151,704	1,317,631	1,213,998

Earnings from discontinued operations, net of income taxes	—	—	155,906

Net earnings	$1,151,704	$1,317,631	$1,369,904

Earnings per share from continuing operations:
Basic	$3.59	$4.13	$3.90

Diluted	$3.46	$3.95	$3.72

Earnings per share from discontinued operations:
Basic	—	—	$0.50

Diluted	—	—	$0.47

Net earnings per share:
Basic	$3.59	$4.13	$4.40

Diluted	$3.46	$3.95	$4.19

Average common stock and common equivalent shares outstanding (in thousands):
Basic	320,765	319,361	311,225
Diluted	335,742	335,863	329,459

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ and shares in thousands)

	2009	2008
ASSETS

Current Assets:
Cash and equivalents	$1,721,920	$392,854
Trade accounts receivable, less allowance for doubtful accounts of $133,103 and $120,730, respectively	1,916,831	1,894,585
Inventories	993,016	1,142,309
Prepaid expenses and other current assets	588,861	757,371

Total current assets	5,220,628	4,187,119

Property, plant and equipment, net	1,143,331	1,108,653
Other assets	758,035	464,353
Goodwill	9,817,923	9,210,581
Other intangible assets, net	2,655,503	2,519,422

Total assets	$19,595,420	$17,490,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$44,186	$66,159
Trade accounts payable	1,051,487	1,108,961
Accrued expenses and other liabilities	1,665,287	1,569,977

Total current liabilities	2,760,960	2,745,097

Other long-term liabilities	2,315,261	2,383,299
Long-term debt	2,889,023	2,553,170
Stockholders’ equity:
Common stock - $0.01 par value, 1 billion shares authorized; 358,922 and 354,487 issued; 322,735 and 318,380 outstanding, respectively	3,589	3,544
Additional paid-in capital	2,074,501	1,812,963
Retained earnings	9,205,142	8,095,155
Accumulated other comprehensive income (loss)	346,944	(103,100)

Total stockholders’ equity	11,630,176	9,808,562

Total liabilities and stockholders’ equity	$19,595,420	$17,490,128

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 ($ in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$1,151,704	$1,317,631	$1,369,904
Less: earnings from discontinued operations, net of tax	—	—	155,906

Net earnings from continuing operations	1,151,704	1,317,631	1,213,998
Non-cash items, net of the effect of discontinued operations:
Depreciation	184,524	193,997	173,942
Amortization	157,063	145,290	94,550
Stock compensation expense	87,350	86,000	73,347
Consideration received in shares	(84,749)	—	—
Change in deferred income taxes	(154,098)	27,691	29,870
Change in trade accounts receivable, net	106,132	71,403	(72,555)
Change in inventories	211,595	33,119	38,094
Change in accounts payable	(89,853)	3,713	103,800
Change in prepaid expenses and other assets	142,396	(4,773)	38,601
Change in accrued expenses and other liabilities	88,770	(15,042)	5,661

Total operating cash flows from continuing operations	1,800,834	1,859,029	1,699,308
Total operating cash flows used by discontinued operations	—	—	(53,533)

Net cash flows from operating activities	1,800,834	1,859,029	1,645,775

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(188,547)	(193,783)	(162,071)
Proceeds from disposals of property, plant and equipment	6,090	1,088	15,537
Cash paid for acquisitions	(703,511)	(423,208)	(3,576,562)
Cash paid for other investments	(66,768)	—	(23,219)
Proceeds from divestitures, sale of investment and refundable escrowed purchase price	9,795	48,504	301,278

Total investing cash flows from continuing operations	(942,941)	(567,399)	(3,445,037)
Total investing cash flows from discontinued operations	—	—	(722)

Net cash used in investing activities	(942,941)	(567,399)	(3,445,759)

Cash flows from financing activities:
Proceeds from issuance of common stock	174,233	82,430	733,028
Payment of dividends	(41,717)	(38,259)	(34,275)
Purchase of treasury stock	—	(74,165)	(117,486)
Net (repayments) proceeds of borrowings (maturities of 90 days or less)	(445,711)	(905,567)	647,761
Proceeds of borrowings (maturities longer than 90 days)	744,615	72,652	493,705
Repayments of borrowings (maturities longer than 90 days)	(24,188)	(259,344)	(10,563)

Net cash provided by (used in) financing activities	407,232	(1,122,253)	1,712,170

Effect of exchange rate changes on cash and equivalents	63,941	(15,631)	9,112

Net change in cash and equivalents	1,329,066	153,746	(78,702)

Beginning balance of cash and equivalents	392,854	239,108	317,810

Ending balance of cash and equivalents	$1,721,920	$392,854	$239,108

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Shares	Amount
Balance, January 1, 2007	341,223	$3,412	$1,027,454	$5,421,809	$191,985
Cumulative impact of change in accounting for uncertainties in income taxes (see Note 14)	—	—	—	63,318	—
Net earnings for the year	—	—	—	1,369,904	—	$1,369,904
Dividends declared	—	—	—	(34,275)	—	—
Common stock issuance	6,900	69	550,433	—	—	—
Common stock issued in connection with LYONs’ conversion	49	1	2,487	—	—	—
Common stock based award activity (including 310 thousand restricted shares issued in connection with Tektronix acquisition)	4,436	44	255,828	—	—	—
Treasury stock purchase (1.64 million shares)	—	—	(117,486)	—	—	—
Increase from translation of foreign financial statements	—	—	—	—	305,758	305,758
Unrecognized pension and postretirement plan costs (net of tax expense of $22 million)	—	—	—	—	44,947	44,947

Balance, December 31, 2007	352,608	$3,526	$1,718,716	$6,820,756	$542,690	$1,720,609

Cumulative impact of change in measurement date for post - employment benefit obligations, net of taxes (see Note 1)	—	—	—	(4,973)	978	$978
Net earnings for the year	—	—	—	1,317,631	—	1,317,631
Dividends declared	—	—	—	(38,259)	—	—
Common stock based award activity	1,861	18	167,427	—	—	—
Common stock issued in connection with LYON’s conversion	18	—	985	—	—	—
Treasury stock purchase (1.38 million shares)	—	—	(74,165)	—	—	—
Unrecognized pension and postretirement plan costs (net of tax benefit of $155 million)	—	—	—	—	(287,248)	(287,248)
Decrease from translation of foreign financial statements	—	—	—	—	(359,520)	(359,520)

Balance, December 31, 2008	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)	$671,841

Net earnings for the year	—	—	—	1,151,704	—	1,151,704
Dividends declared	—	—	—	(41,717)	—	—
Common stock based award activity	4,435	45	261,538	—	—	—
Unrealized gain on available-for-sale securities (net of tax expense of $29 million)	—	—	—	—	54,342	54,342
Unrecognized pension and postretirement plan costs (net of tax expense of $8 million)	—	—	—	—	22,469	22,469
Increase from translation of foreign financial statements	—	—	—	—	373,233	373,233

Balance, December 31, 2009	358,922	$3,589	$2,074,501	$9,205,142	$346,944	$1,601,748

See the accompanying Notes to the Consolidated Financial Statements.

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets professional, medical, industrial, commercial and consumer products and services which are typically characterized by strong brand names, proprietary technology and major market positions in four business segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Businesses in the Professional Instrumentation segment offer professional and technical customers various products and services that are used to enable or enhance the performance of their work. The Professional Instrumentation segment encompasses two strategic lines of business - environmental and test and measurement. These businesses produce and sell bench top and compact, professional electronic test tools and calibration equipment, a variety of video test and monitoring products, network management solutions, network diagnostic equipment and related services; water quality instrumentation and consumables and ultraviolet disinfection systems; industrial water treatment solutions; and retail/commercial petroleum products and services, including underground storage tank leak detection and vapor recovery systems. The Medical Technologies segment consists of businesses that offer clinical and research medical professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the acute care diagnostic, life science and diagnostics, and dental businesses. Businesses in the Industrial Technologies segment manufacture products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment encompasses two strategic lines of business - product identification and motion, and two focused niche businesses, aerospace and defense and sensors & controls. These businesses produce and sell product identification equipment and consumables; precision motion control equipment; monitoring, sensing and control devices; and aerospace safety devices and defense articles. The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment and drill chucks.

Accounting Principles—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ from these estimates. For example, if one or more of our significant customers, or a group of less significant customers, becomes insolvent, the Company may be faced with uncollectible accounts receivable in excess of established reserves, preference actions that could require us to repay to the bankruptcy estate payments recently received from such customers and increased obsolete inventory and/or impairment of long-lived assets due to underutilized manufacturing capacity which could require the write-down of the carrying value of these assets.

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill amortization ceased effective January 1, 2002, however, amortization of certain identifiable intangible assets, primarily comprising customer relationships and acquired technology, continues over the estimated useful lives of the identified asset. Refer to Notes 2 and 6 for additional information.

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of professional, medical, industrial, commercial and consumer products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sales upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is recognized as revenue over the term of the agreement.

Revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis, fair value of the separate elements exists (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements requires judgment, generally the fair value of each separate element is identifiable as the elements are also sold unaccompanied by other elements.

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

Income Taxes— Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions within its global operations in income tax expense. Refer to Note 14 for additional information.

Restructuring— The Company periodically initiates restructuring activities to appropriately position the Company’s cost base for prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when the associated liability is incurred. Refer to Note 17 for additional information.

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

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) as of December 31 are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries ($ in millions).

	2009	2008	2007
Foreign currency translation adjustment	$610.7	$237.5	$597.0
Unrealized gain on available-for-sale securities, net of income tax	54.3	—	—
Unrecognized pension and post-retirement costs, net of income tax	(318.1)	(340.6)	(54.3)

	$346.9	$(103.1)	$542.7

See Notes 10 and 11 for additional information related to the unrecognized pension and post-retirement cost components of accumulated other comprehensive income (loss).

Accounting for Stock Options—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. In the case of performance based share-based awards, compensation expense is recognized on an accelerated attribution method.

Pension & Post Retirement Benefit Plans—The Company measures its pension and post retirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s over funded status or a liability for a plan’s under funded status in its statement of financial position. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss).

The accounting standard requiring the Company to measure the plan assets and benefit obligations as of the date of the Company’s fiscal year end in the statement of financial position was effective and adopted by the Company as of the year ended December 31, 2008. Prior to measuring the plan assets and benefit obligations as of December 31 as required by the new accounting standard, the majority of the Company’s pension and postretirement plans used a September 30 measurement date. The adoption of the December 31 measurement date increased long-term liabilities by approximately $6 million and decreased stockholders’ equity by approximately $4 million on the date of adoption. There was no effect on the Company’s results of operations or cash flows.

Subsequent Events—The Company has evaluated subsequent events through February 24, 2010 for recording or disclosure in these financial statements.

(2) ACQUISITIONS:

Effective January 1, 2009, the Company adopted the provisions of revised business combination accounting standards that establish principles and requirements for how the Company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill and any noncontrolling interest in the acquired business. The revised standard requires the Company to record fair value estimates of contingent consideration and certain other contingent assets and liabilities during the original purchase price allocation, expense acquisition costs as incurred, and does not permit restructuring activities to be recorded as a component of purchase price as was required under prior business combination accounting standards. The revised business combination accounting standard is applicable to all acquisitions completed after December 31, 2008.

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions during the years ended December 31, 2009, 2008 and 2007. All of these acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2009 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2009.

The Company acquired fifteen businesses during 2009 for consideration of approximately $704 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, environmental, product identification, dental and sensors and controls markets. These companies were acquired to complement existing units of the Professional Instrumentation, Medical Technologies and Industrial Technologies segments. The aggregate annual sales of these acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its latest completed fiscal year prior to the acquisition, were approximately $425 million. The Company recorded an aggregate of $423 million of goodwill related to these acquisitions reflecting the strategic fit and revenue and earnings growth potential of these businesses.

The Company acquired seventeen businesses during 2008 for consideration of approximately $423 million in cash, including transaction costs and net of cash acquired and $8 million of debt assumed. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These companies were acquired to complement existing units of the Medical Technologies, Industrial Technologies or Professional Instrumentation segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million. The Company recorded an aggregate of $265 million goodwill related to these acquisitions reflecting the strategic fit and revenue and earnings growth potential of these businesses.

In November 2007, the Company acquired all of the outstanding shares of Tektronix, Inc. (Tektronix) for total cash consideration of approximately $2.8 billion including transaction costs and net of cash and debt acquired. The Company initially financed the acquisition of Tektronix through the issuance of commercial paper and available cash (including proceeds from the underwritten public offering of 6.9 million shares of Danaher common stock completed on November 2, 2007 – refer to Note 16). Subsequent to the acquisition, the Company issued $500 million of 5.625% senior notes due 2018 in an underwritten public offering (refer to Note 9) and used the net proceeds from this offering to repay a portion of the commercial paper issued to finance the Tektronix acquisition. Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for the communications, computer, consumer electronics, and education industries – as well as military/aerospace, semiconductor, and a broad range of other industries worldwide and had revenues of $1.1 billion in its most recent completed fiscal year prior to the acquisition. Tektronix is part of the Company’s test and measurement business and its results are reported within the Professional Instrumentation segment. The $1.9 billion of goodwill recorded related to the acquisition of Tektronix arose primarily due to the strategic fit of Tektronix with existing operations, the worldwide leadership position of Tektronix in its served markets and the revenue and earnings growth potential of this business. In addition, the Company allocated $60.4 million of the purchase price to in-process research and development reflecting the estimated fair value of this acquired intangible asset. This amount was immediately expensed in 2007.

In July 2007, the Company acquired all of the outstanding shares of ChemTreat, Inc. (ChemTreat) for a cash purchase price of $425 million including transaction costs. No cash was acquired in the transaction. The Company financed the acquisition primarily with proceeds from the issuance of commercial paper and to a lesser extent from available cash. ChemTreat is a leading provider of industrial water treatment products and services, and had revenues of $200 million in its most recent completed fiscal year prior to the acquisition. ChemTreat is part of the Company’s environmental business and its results are reported within the Professional Instrumentation segment. The Company recorded $331 million of goodwill related to the acquisition of ChemTreat which arose primarily due to the expected revenue and earnings growth of this business.

In addition to completing the acquisitions of Tektronix and ChemTreat, the Company acquired ten other companies or product lines during 2007. Total consideration for these ten acquisitions was approximately $273 million in cash, including transaction costs and net of cash acquired, and $4 million of debt assumed. Each company acquired manufactures products and/or provides services in the test and measurement, dental technologies, product identification, sensors and controls or environmental markets. These companies were all acquired to complement existing units of the Professional Instrumentation, Medical Technologies or Industrial Technologies segments. The aggregate annual sales of these ten acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $123 million. The Company recorded an aggregate of $174 million of goodwill related to these acquisitions reflecting the strategic fit and revenue and earnings growth potential of these businesses.

During the fourth quarter of 2006, the Company agreed to acquire all of the outstanding shares of Vision Systems Limited (Vision) for an aggregate cash purchase price of approximately $525 million, including transaction costs and net of $113 million of cash acquired, and assumed debt of $1.5 million. Of this purchase price, $96 million was paid during 2007 to acquire the remaining shares of Vision that the Company did not own as of December 31, 2006 and for transaction costs. The Company financed the transaction through a combination of available cash and the issuance of commercial paper. Vision, based in Australia, manufactures and markets automated instruments, antibodies and biochemical reagents used for biopsy-based detection of cancer and infectious diseases, and had revenues of $86 million in its most recent completed fiscal year prior to the acquisition. The Vision acquisition resulted in the recognition of goodwill of $432 million, of which $76 million was recorded in 2007. Goodwill associated with this acquisition primarily relates to Vision’s future revenue growth and earnings potential.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2009, 2008 and 2007 ($ in thousands):

Overall	2009	2008	2007
Accounts receivable	$70,578	$43,788	$200,199
Inventory	42,775	56,370	207,336
Property, plant and equipment	39,034	30,139	202,203
Goodwill	422,951	264,557	2,455,473
Other intangible assets, primarily customer relationships, trade names and patents	224,713	88,668	884,263
In-process research and development	906	—	60,400
Refundable escrowed purchase price	—	—	48,504
Accounts payable	(35,064)	(16,112)	(57,617)
Other assets and liabilities, net	(62,101)	(35,921)	(420,418)
Assumed debt	(281)	(8,281)	(3,781)

Net cash consideration	$703,511	$423,208	$3,576,562

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for each of the individually significant acquisitions in 2007 discussed above, and all of the other 2007 acquisitions as a group ($ in thousands):

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

The unaudited pro forma information for the periods set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the annual period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in thousands except per share amounts):

	2009	2008

Net sales	$11,470,791	$13,318,097

Net earnings	$1,154,704	$1,319,928

Diluted earnings per share	$3.47	$3.96

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. As a result of the new business combination accounting standards that became effective on January 1, 2009, all integration related costs, including workforce reduction and restructuring costs as well as facility closure and realignment costs, associated with acquisitions completed after December 31, 2008 are expensed as incurred. In addition, all legal, investment banking and other direct transaction costs associated with due diligence related to acquisitions pending and completed after December 31, 2008 are expensed as incurred under these new accounting standards. During 2009, in connection with pending or completed acquisitions, the Company has incurred $24 million of pre-tax transaction related costs, primarily banking fees and amounts paid to third party advisers. In addition, the Company’s earnings for 2009 reflect the impact of pre-tax charges totaling $13 million associated with fair value adjustments to acquired inventory and acquired deferred revenue related to completed acquisitions.

The previous business combination accounting standards that applied to all acquisitions completed prior to December 31, 2008 required restructuring and transaction related costs to be accrued as a component of the purchase price allocation. Accrued liabilities for restructuring costs associated with transactions completed prior to December 31, 2008 include the following ($ in thousands, except headcount):

	Tektronix	All Others	Total
Planned Headcount Reduction:
Balance, January 1, 2007	—	465	465
Headcount related to 2007 acquisitions	—	61	61
Adjustments to previously provided headcount estimates	—	(133)	(133)
Headcount reductions in 2007	—	(64)	(64)

Balance, December 31, 2007	—	329	329
Headcount related to 2008 acquisitions	—	81	81
Adjustments to previously provided headcount estimates	878	(231)	647
Headcount reductions in 2008	(513)	(94)	(607)

Balance, December 31, 2008	365	85	450
Adjustments to previously provided headcount estimates	—	25	25
Headcount reductions in 2009	(365)	(110)	(475)

Balance, December 31, 2009	—	—	—

Employee Termination Benefits:
Balance, January 1, 2007	$—	$24,415	$24,415
Accrual related to 2007 acquisitions	—	1,181	1,181
Adjustments to previously provided reserves	—	(2,224)	(2,224)
Costs paid in 2007	—	(14,068)	(14,068)

Balance, December 31, 2007	—	9,304	9,304
Accrual related to 2008 acquisitions	—	3,812	3,812
Adjustments to previously provided reserves	71,345	(6,193)	65,152
Costs paid in 2008	(48,338)	(2,518)	(50,856)

Balance, December 31, 2008	23,007	4,405	27,412
Adjustments to previously provided reserves	(649)	(309)	(958)
Costs paid in 2009	(20,895)	(2,514)	(23,409)

Balance, December 31, 2009	$1,463	$1,582	$3,045

Facility Closure and Restructuring Costs:
Balance, January 1, 2007	$—	$21,948	$21,948
Accrual related to 2007 acquisitions	—	521	521
Adjustments to previously provided reserves	—	288	288
Costs paid in 2007	—	(9,462)	(9,462)

Balance, December 31, 2007	—	13,295	13,295
Accrual related to 2008 acquisitions	—	1,282	1,282
Adjustments to previously provided reserves	2,713	(4,053)	(1,340)
Costs paid in 2008	(286)	(4,270)	(4,556)

Balance, December 31, 2008	2,427	6,254	8,681
Adjustments to previously provided reserves	(226)	2,442	2,216
Costs paid in 2009	(1,316)	(4,369)	(5,685)

Balance, December 31, 2009	$885	$4,327	$5,212

Adjustments to the restructuring accruals established in the initial purchase price allocation related to acquisitions completed prior to December 31, 2008 represent revisions to estimates made within twelve months of the acquisition date as restructuring plans are finalized. To the extent accruals recorded are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill balances. Costs incurred in excess of the recorded accruals are expensed as incurred. Employee termination, facility closure and restructuring costs are presented as a component of the Company’s accrued expenses in the accompanying balance sheet. Refer to Note 8.

Subsequent Acquisition Activity

Subsequent to December 31, 2009, the Company completed the previously announced acquisition of the Analytical Technologies division of MDS, which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”), a mass spectrometry business, and a 100% ownership position in the former Molecular Devices Corporation, a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB SCIEX from Life Technologies Corporation. The aggregate cash purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for this transaction from available cash on hand.

AB SCIEX and Molecular Devices Corporation will operate within the Company’s Medical Technologies segment, and are expected to increase the Medical Technologies segment’s annual revenues by approximately $650 million. The acquisition of AB SCIEX significantly expands the Company’s position in the life sciences and diagnostics business and in particular establishes a position in the mass spectrometry market. AB SCIEX is expected to provide additional sales and earnings growth opportunities in the Company’s Medical Technologies segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses.

(3) DISCONTINUED OPERATIONS

In July 2007, the Company completed the sale of its power quality business for a sale price of $275 million in cash, net of transaction costs, and recorded an after-tax gain of $150 million ($0.45 per diluted share). The power quality business designs, makes and sells power quality and reliability products and services, and prior to the sale was part of the Company’s Industrial Technologies segment. The Company has reported the power quality business as a discontinued operation in this Form 10-K and accordingly, the results of operations for all periods presented have been reclassified to reflect the power quality business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations.

The key components of income from discontinued operations related to the power quality business for the year ended December 31, 2007 were as follows ($ in thousands):

2007
Net sales	$81,141
Operating expense	72,239
Allocated interest expense	351

Earnings before taxes	8,551
Income taxes	(2,279)

Earnings from discontinued operations	6,272
Gain on sale, net of $61,369 of related income taxes	149,634

Earnings from discontinued operations, net of income taxes	$155,906

During 2009, the Company divested of five businesses or product lines for approximately $10 million of net cash proceeds. The divested businesses and product lines were part of the Industrial Technologies and Tools and Components segments. The Company recorded no significant gain or loss, either individually or in the aggregate, associated with these divestitures. The businesses divested by the Company have not been treated as discontinued operations in the accompanying financial statements as the impact of these businesses to the Company’s results of operations, financial position, cash flows and segment information were not significant.

(4) INVENTORY:

The classes of inventory as of December 31 are summarized as follows ($ in thousands):

	2009	2008
Finished goods	$474,671	$543,996
Work in process	179,461	211,353
Raw material	338,884	386,960

	$993,016	$1,142,309

If the FIFO method had been used for inventories valued at LIFO cost, such inventories would have been $14 million and $24 million higher at December 31, 2009 and 2008, respectively. During 2009, the Company recorded approximately $10 million of operating profit associated with the liquidation of LIFO inventory.

(5) PROPERTY, PLANT AND EQUIPMENT:

The classes of property, plant and equipment as of December 31 are summarized as follows ($ in thousands):

	2009	2008
Land and improvements	$110,651	$106,472
Buildings	725,670	691,766
Machinery and equipment	1,877,596	1,793,617

	2,713,917	2,591,855
Less accumulated depreciation	(1,570,586)	(1,483,202)

	$1,143,331	$1,108,653

(6) GOODWILL & OTHER INTANGIBLE ASSETS:

As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. As of December 31, 2009, the Company had 27 reporting units for goodwill impairment testing. The carrying value of the goodwill included in the individual reporting units ranges from approximately $5 million to approximately $2 billion. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The Company’s annual impairment test was performed as of the first day of the Company’s fiscal fourth quarters of 2009, 2008 and 2007 and no impairment was identified. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s acquisition activities for 2007, 2008, and 2009 ($ in millions).

Balance January 1, 2007	$6,560
Attributable to 2007 acquisitions	2,455
Adjustments due to finalization of purchase price allocations	(12)
Effect of foreign currency translation	238

Balance December 31, 2007	$9,241
Attributable to 2008 acquisitions	265
Adjustments due to finalization of purchase price allocations	(20)
Effect of foreign currency translation	(275)

Balance December 31, 2008	$9,211
Attributable to 2009 acquisitions	423
Adjustments due to finalization of purchase price allocations	(21)
Effect of foreign currency translation	205

Balance December 31, 2009	$9,818

The carrying value of goodwill by segment as of December 31 is summarized as follows ($ in millions):

Segment	2009	2008
Professional Instrumentation	$4,028	$3,802
Medical Technologies	3,555	3,242
Industrial Technologies	2,041	1,973
Tools & Components	194	194

	$9,818	$9,211

Intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite – Lived Intangibles
Patents & technology	$597	$(215)	$494	$(143)
Other intangibles (primarily customer relationships)	1,354	(338)	1,238	(248)

Total finite – lived intangibles	1,951	(553)	1,732	(391)

Indefinite – Lived Intangibles
Trademarks & trade names	1,258	—	1,178	—

	$3,209	$(553)	$2,910	$(391)

Total intangible amortization expense in 2009, 2008 and 2007 was $157 million, $145 million and $95 million, respectively. Based on the intangible assets recorded as of December 31, 2009, amortization expense is estimated to be $166 million during 2010, $158 million during 2011, $150 million during 2012, $142 million during 2013 and $135 million during 2014.

(7) FAIR VALUE MEASUREMENTS:

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 were as follows ($ in thousands):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Available for sale securities	$219,120	—	—	$219,120

Liabilities:
Deferred compensation plans	—	$61,468	—	61,468

Available for sale securities are measured at fair value using quoted market prices and included in other assets in the accompanying Consolidated Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. All amounts deferred under this plan are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheet (refer to Note 8). Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401K program in the United States. Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on their investment elections.

Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

(8) ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities as of December 31 include the following ($ in thousands):

	2009		2008
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$499,130	$219,797	$503,212	$196,336
Restructuring	129,857	—	91,410	—
Claims, including self-insurance and litigation	100,643	80,334	94,770	77,144
Pension and postretirement benefits	60,100	709,000	35,175	833,325
Environmental and regulatory compliance	41,638	72,164	44,571	76,506
Taxes, income and other	161,937	1,181,772	244,407	1,145,737
Sales and product allowances	389,533	36,190	298,990	29,517
Warranty	111,910	13,000	95,910	12,000
Other, individually less than 5% of current or total liabilities	170,539	3,004	161,532	12,734

	$1,665,287	$2,315,261	$1,569,977	$2,383,299

Approximately $292 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2009. Refer to Note 14 for further discussion of the Company’s income tax obligations.

(9) FINANCING:

The components of the Company’s debt as of December 31 were as follows ($ in thousands):

	2009	2008
U.S. dollar-denominated commercial paper	$179,996	$623,728
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	715,900	699,400
5.625% notes due 2018	500,000	500,000
5.4% notes due 2019	750,000	—
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	634,181	619,757
Other	153,132	176,444

	2,933,209	2,619,329
Less – currently payable	44,186	66,159

	$2,889,023	$2,553,170

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. Under the Company’s U.S. dollar and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the Credit Facilities (described below) provide credit support for the program, the $1.525 billion of availability under the Credit Facilities has the practical effect of reducing from $4.0 billion to $1.525 billion the maximum amount of commercial paper that the Company can issue under the program. Commercial paper notes are sold at a discount and have a maturity of not more than 90 days from the date of issuance. Borrowings under the program are available for general corporate purposes, including financing acquisitions. The Company classifies the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities”). The Credit Facilities can also be used for working capital and other general corporate purposes. Under the Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, (2) a formula based on the higher (as of the date of determination) of Bank of America’s prime rate or the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. Under the Supplemental Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula, or (2) a formula based on the highest (as of the date of determination) of the lender’s prime rate, the Federal funds rate plus 50 basis points or the LIBOR rate plus 100 basis points. Both of the Credit Facilities require the Company to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus stockholders’ equity) as of the last day of each quarter of 0.65 to 1.00 or less. As of December 31, 2009, the Company was in compliance with this covenant. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the commercial paper program. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. The Company anticipates seeking a renewal of the term of the Supplemental Credit Facility from the lender prior to its scheduled expiration date.

During 2009, the Company refinanced balances under its commercial paper program as they came due to maintain an outstanding balance throughout the year. During 2008, the Company utilized its commercial paper program to finance the repayment of the Company’s $250 million, 6.1% notes that matured in October 2008. As of December 31, 2009, borrowings outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and an average maturity of approximately 5 days. As of December 31, 2009, there was no outstanding Euro-denominated commercial paper.

In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019 (“2019 Notes”). The notes were issued at 99.93% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper with the balance of the net proceeds used for general corporate purposes, including acquisitions. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points. As of December 31, 2009, the fair value of the 2019 Notes was approximately $800 million.

In December 2007, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5.625% senior notes due 2018 (“2018 Notes”). The net proceeds, after expenses and the underwriters’ discount, were approximately $493.4 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 25 basis points. As of December 31, 2009, the fair value of the 2018 Notes was approximately $541 million.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed. As of December 31, 2009, the fair value of the Eurobond Notes was approximately $745 million.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 14.5352 shares of Danaher common stock (in the aggregate for all LYONs, approximately 12.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2009, an aggregate of approximately 68,000 shares of Danaher common stock had been issued upon conversion of LYONs. As of December 31, 2009, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders may require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1.1 million of contingent interest on the LYONs for the year ended December 31, 2009. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity. As of December 31, 2009, the fair value of the LYONs was approximately $916 million, which is derived primarily from the underlying common stock due to the conversion feature of the LYONs.

The Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except in connection with the change of control provisions described as follows. Under each of the Eurobond Notes, the 2018 Notes and the 2019 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of the 2018 Notes and 2019 Notes, or the principal amount plus accrued interest in the case of the Eurobond Notes. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2009, the Company was in compliance with all of its debt covenants.

The minimum principal payments during the next five years are as follows: 2010 - $44 million, 2011 - $9 million, 2012 - $185 million, 2013 - $775 million, 2014 - $6 million and $1,914 million thereafter.

The Company made interest payments of approximately $88 million, $72 million and, $95 million in 2009, 2008 and 2007, respectively.

(10) PENSION BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. Benefit accruals under most of these plans have ceased. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using a measurement date of December 31, 2009 and December 31, 2008:

($ in millions)	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2009	2008	2009	2008
Change in pension benefit obligation
Benefit obligation at beginning of year	$1,275.1	$1,276.8	$607.6	$659.6
Adoption of ASC Topic 715 measurement provision	—	(0.5)	—	5.6
Service cost	2.0	7.3	13.2	14.9
Interest cost	75.9	72.7	31.0	32.0
Employee contributions	—	—	3.1	3.0
Amendments, settlements and curtailments	—	—	(6.2)	(1.1)
Benefits paid and other	(90.5)	(85.5)	(37.1)	(35.0)
Acquisitions	—	15.5	6.4	—
Actuarial loss (gain)	46.8	(11.2)	(5.0)	0.8
Foreign exchange rate impact	—	—	33.1	(72.2)

Benefit obligation at end of year	1,309.3	1,275.1	646.1	607.6

Change in plan assets
Fair value of plan assets at beginning of year	821.0	1,200.5	315.6	411.5
Adoption of ASC Topic 715 measurement provision	—	(0.1)	—	1.4
Actual return on plan assets	125.2	(294.5)	36.7	(53.1)
Employer contributions	60.7	0.6	32.5	39.2
Employee contributions	—	—	3.1	3.0
Plan settlements	—	—	(6.0)	(0.8)
Benefits paid and other	(90.5)	(85.5)	(37.1)	(35.0)
Acquisitions	—	—	5.5	—
Foreign exchange rate impact	—	—	24.4	(50.6)

Fair value of plan assets at end of year	916.4	821.0	374.7	315.6
Funded status	(392.9)	(454.1)	(271.4)	(292.0)
Accrued contribution	—	—	—	—

Accrued benefit cost	$(392.9)	$(454.1)	$(271.4)	$(292.0)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	U. S. Plans		Non-U.S. Plans
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Discount rate	5.75%	6.25%	5.10%	5.15%
Rate of compensation increase	4.00%	4.00%	3.10%	3.10%

($ in millions)	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2009	2008	2009	2008
Components of net periodic pension cost
Service cost	$2.0	$7.3	$13.2	$14.9
Interest cost	75.9	72.7	31.0	32.0
Expected return on plan assets	(84.1)	(89.4)	(18.8)	(23.8)
Amortization of prior service credit	—	—	(0.3)	(0.3)
Amortization of net (gain) loss	9.6	4.1	3.3	(0.8)
Curtailment and settlement (gains) / losses recognized	—	—	1.4	—

Net periodic pension (benefit) cost	$3.4	$(5.3)	$29.8	$22.0

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U. S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Discount rate	6.25%	6.00%	5.15%	5.15%
Expected long-term return on plan assets	8.00%	8.00%	5.80%	5.95%
Rate of compensation increase	4.00%	4.00%	3.10%	3.20%

Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.8 million ($2.1 million, net of tax) and unrecognized actuarial losses of $502.0 million ($324.9 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2009. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2010 is $0.3 million ($0.2 million, net of tax) and $21.9 million ($15.9 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2010.

Selection of Expected Rate of Return on Assets

For the years ended December 31, 2009, 2008, and 2007, the Company used an expected long-term rate of return assumption of 8.0% for the Company’s U.S. defined benefit pension plan. The Company intends on using an expected long-term rate of return assumption of 8.0% for 2010 for its U.S. plan. The expected long-term rate of return assumption for the non-U.S. plans was determined on a plan-by-plan basis based on the composition of assets and ranged from 0.75% to 8.0% and 1.5% to 8.25% in 2009 and 2008, respectively, with a weighted average rate of return assumption of 5.80% and 5.95% in 2009 and 2008, respectively.

Plan Assets

The U.S. plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in individual equity securities or funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments, such as venture capital funds and partnerships. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the U.S. plan asset portfolio is invested in corporate bonds, bond index funds or U.S. Treasury securities. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the financial statements.

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans at December 31, 2009, by asset category are as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$16.31	$—	$—	$16.31
Equity Securities:
Common stock	323.12	—	6.38	329.50
Preferred stock	9.51	—	—	9.51
Fixed Income Securities:
Corporate bonds	107.71	—	—	107.71
Government issued	53.05	—	—	53.05
Mutual Funds	267.93	12.50	—	280.43
Common/Collective Trusts	—	317.45	—	317.45
Venture capital and partnerships	—	—	52.16	52.16
Real estate	—	—	100.20	100.20
Insurance contracts	—	24.80	—	24.80

Total	$777.63	$354.75	$158.74	$1,291.1

Common stock, preferred stock, corporate bonds, U.S. government securities and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded.

Common/collective trusts are valued based on the plan’s interest, represented by investment units, in the underlying investments held within the trust that are traded in an active market by the trustee.

Venture capital and partnership investments are valued based on the information provided by the asset fund managers (“Fund Managers”) which reflects the plan’s share of the fair value of the net assets of the investment. The investments are valued using a combination of discounted cash flows, earnings and market multiples and through reference to the quoted market prices of the underlying investments held by the venture or partnership where available. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.

Real estate investments are valued periodically using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. The fund managers for the for real estate investments supplement real estate valuations by third-party appraisals on either a quarterly or an annual basis.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the year ended December 31, 2009 ($ in millions):

	Common Stock	Venture capital and partnerships	Real estate	Total
Balance, December 31, 2008	$10.79	$49.58	$111.93	$172.30
Actual return on plan assets:
— Relating to assets sold during the period	(0.74)	—	—	(0.74)
— Relating to assets still held at December 31, 2009	2.33	(4.58)	(14.88)	(17.13)
Purchases, sales, issuances, and settlements (net)	(6.00)	7.16	3.15	4.31

Balance, December 31, 2009	$6.38	$52.16	$100.20	$158.74

Expected Contributions

The provisions of the U.S. Pension Protection Act of 2006, enacted in August 2006 changed the minimum funding requirements for the Company’s U.S. defined benefit pension plan beginning in 2009. During 2009, the Company voluntarily contributed $60 million to its U.S. defined benefit pension plan and was required to contribute approximately $33 million to its non-U.S. defined benefit pension plans. During 2010, the Company’s cash contribution requirements are expected to be approximately $24 million for its U.S. plan, however, the ultimate amounts to be contributed depend upon, among other things, underlying asset returns. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated.

($ in millions)	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2010	$112.0	$34.1	$146.1
2011	97.1	31.6	128.7
2012	95.0	34.6	129.6
2013	97.7	33.2	130.9
2014	98.6	33.9	132.5
2015-2019	508.6	181.2	689.8

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.

Expense for all defined benefit and defined contribution pension plans amounted to $112 million, $97 million and, $105 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(11) OTHER POST RETIREMENT EMPLOYEE BENEFIT PLANS:

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using a measurement date of December 31, 2009 and December 31, 2008:

($ in millions)	Post Retirement Medical Benefits
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$122.4	$131.2
Adoption of ASC Topic 715 measurement provision	—	(1.7)
Service cost	0.8	1.3
Interest cost	6.5	7.1
Amendments and other	(3.5)	(6.3)
Actuarial loss (gain)	(9.4)	2.3
Retiree contributions	1.7	1.5
Benefits paid	(13.7)	(13.0)

Benefit obligation at end of year	104.8	122.4

Change in plan assets
Fair value of plan assets	—	—

Funded status / accrued benefit cost	$(104.8)	$(122.4)

At December 31, 2009, $94.2 million of the total underfunded status of the plan was recognized as long-term accrued post retirement liability since it is not expected to be funded within one year. At December 31, 2008, $109.5 million of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	2009	2008
Discount rate	5.75%	6.25%
Medical trend rate – initial	8.10%	8.80%
Medical trend rate – grading period	19 years	20 years
Medical trend rate – ultimate	4.5%	4.00%

The medical trend rate used to determine the post retirement benefit obligation was 8.1% for 2009. The rate decreases gradually to an ultimate rate of 4.5% in 2029, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

($ in millions)	Amount
2010	$10.6
2011	10.2
2012	9.8
2013	9.5
2014	9.5
2015-2019	45.5

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.4	$(0.3)
Effect on post retirement medical benefit obligation	6.8	(6.2)

	Post Retirement Medical Benefits
	2009	2008
Components of net periodic benefit cost ($ in millions)
Service cost	$0.8	$1.3
Interest cost	6.5	7.1
Amortization of loss	1.6	2.8
Amortization of prior service credit	(7.9)	(7.2)
Curtailment/settlement (gain)	(1.1)	—

Net periodic benefit cost	$(0.1)	$4.0

Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $27.9 million ($17.9 million, net of tax) and unrecognized actuarial losses of $20.7 million ($13.2 million, net of tax). The unrecognized losses and prior service costs, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2009. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2010 is $7.9 million ($5.1 million, net of tax) and $1.3 million ($0.8 million, net of tax), respectively.

(12) LEASES AND COMMITMENTS:

The Company’s operating leases extend for varying periods of time up to ten years and, in some cases, contain renewal options that would extend existing terms beyond ten years. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $115 million in 2010, $81 million in 2011, $56 million in 2012, $38 million in 2013, $29 million in 2014 and $56 million thereafter. Total rent expense charged to income for all operating leases was $136 million, $110 million and, $103 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The following is a rollforward of the Company’s warranty accrual for the years ended December 31, 2009 and 2008 ($ in thousands):

Balance December 31, 2007	$110,700
Accruals for warranties issued during period	98,891
Settlements made	(101,143)
Additions due to acquisitions	273
Effect of foreign currency translation	(811)

Balance December 31, 2008	107,910
Accruals for warranties issued during period	105,935
Settlements made	(96,026)
Additions due to acquisitions	4,554
Effect of foreign currency translation	2,537

Balance December 31, 2009	$124,910

(13) LITIGATION AND CONTINGENCIES:

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, insurance coverage and acquisition-related matters. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with divested businesses. Some of these lawsuits may include claims for punitive and consequential as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its financial position, results of operations or cash flows.

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

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as potential amounts or ranges of probable losses, and if appropriate recognizes a reserve for these contingencies. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. The Company believes the liability recorded for such risk insurance reserves as of December 31, 2009 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the risk insurance reserves established are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

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

In addition to environmental compliance costs, the Company from time to time incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at a number of sites where the Company and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under U.S. federal and state environmental laws and regulations. The Company has projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental investigation and remediation and environmental-related personal injury claims with respect to sites owned or formerly owned by it and its subsidiaries and third-party sites where the Company or any of its subsidiaries have been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for remediation efforts based on environmental studies as well as its prior experience with similar sites. If the Company determines that potential remediation liability for a particular site is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site. The Company also accrues a liability for its exposure for probable and reasonably estimable environmental-related personal injury claims. While the Company actively pursues insurance recoveries as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. Refer to Note 8.

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

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. The Company’s Amended and Restated By-laws provide for similar indemnification rights. In addition, the Company has executed with each of its directors and executive officers an indemnification agreement with the Company which provides for substantially similar indemnification rights and under which the Company has agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

(14) INCOME TAXES:

The provision for income taxes from continuing operations for the years ended December 31 consists of the following ($ in thousands):

	2009	2008	2007
Current:
Federal U.S.	$297,288	$207,025	$263,078
Non - U.S.	106,551	180,401	103,511
State and local	23,409	16,560	26,642
Deferred:
Federal U.S.	(38,191)	90,065	70,953
Non - U.S.	(121,562)	(65,423)	(44,876)
State and Local	5,655	3,048	3,793

Income tax provision	$273,150	$431,676	$423,101

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income taxes consist of the following ($ in thousands):

	2009	2008
Bad debt allowance	$35,560	$31,179
Inventories	81,396	84,154
Property, plant and equipment	(54,836)	(50,843)
Pension and postretirement benefits	192,298	230,134
Insurance, including self – insurance	(35,548)	(26,596)
Basis difference in LYONs	(146,598)	(122,999)
Goodwill and other intangibles	(952,504)	(849,414)
Environmental and regulatory compliance	33,251	29,712
Other accruals and prepayments	292,832	227,725
Deferred service income	(155,457)	(193,635)
Stock compensation expense	92,368	67,575
Tax credit and loss carryforwards	355,803	203,202
Unrealized gains on marketable securities	(29,262)	—
All other accounts	7,932	14,394

Net deferred tax liability	$(282,765)	$(355,412)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense. Deferred taxes associated with U.S. entities consisted of net deferred tax liabilities of approximately $478 million and $479 million as of December 31, 2009 and 2008, respectively. Deferred taxes associated with non-U.S. entities consisted of net deferred tax assets of approximately $195 million and $124 million as of December 31, 2009 and 2008, respectively.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	1.6	0.8	1.2
Taxes on foreign earnings	(11.8)	(11.1)	(9.2)
In-process research and development	—	—	1.3
Resolution of uncertain tax positions / statute expirations	(6.8)	(0.1)	(1.4)
Acquisition costs	0.5	—	—
Research and experimentation credits and other	0.7	0.1	(1.1)

Effective income tax rate	19.2%	24.7%	25.8%

The effective tax rate for 2009 of 19.2% reflects net discrete tax benefits of approximately $97 million, or $0.29 per diluted share. The discrete benefit is primarily associated with the reduction of income tax reserves during the period associated with the resolution of uncertain tax positions and the lapse of statutes of limitations in various jurisdictions.

The Company made income tax payments of $283 million, $390 million, and $335 million in 2009, 2008, and 2007, respectively. The Company recognized a tax benefit of $20 million, $5 million, and $66 million in 2009, 2008 and 2007, respectively, related to the exercise of employee stock options, which vested prior to the Company’s required adoption of fair value accounting for stock options and for which no expense was recognized. This benefit has been recorded as an increase to additional paid-in capital.

Included in deferred income taxes as of December 31, 2009 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $169 million (net of applicable valuation allowances of $189 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates through 2028. In addition, the Company had general business and foreign tax credit carryforwards of $187 million at December 31, 2009. Included in the deferred tax asset related to net operating loss carryforwards and tax credits is $73 million associated with the indirect impact of certain unrecognized tax benefits (see below).

Effective January 1, 2007, the Company adopted new accounting provisions associated with the uncertain tax positions. As a result of the adoption of these provisions, the Company recognized a decrease in the liability for unrecognized tax benefits of $63 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings in the accompanying Consolidated Statements of Stockholders’ Equity.

As of December 31, 2009, gross unrecognized tax benefits totaled $439 million ($361 million, net of offsetting indirect tax benefits and including $81 million associated with potential interest and penalties). As of December 31, 2008, gross unrecognized tax benefits totaled $447 million ($426 million, net of offsetting indirect tax benefits and including $89 million associated with potential interest and penalties). The Company recognized approximately $18 million, $19 million and $24 million in potential interest and penalties associated with uncertain tax positions during 2009, 2008 and 2007, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in “Taxes, income and other” in accrued expenses as detailed in Note 8.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in thousands):

	2009	2008	2007
Unrecognized tax benefits, beginning of year	$446,892	$475,107	$331,701
Additions based on tax positions related to the current year	33,454	48,588	35,871
Additions for tax positions of prior years	82,350	25,095	63,315
Reductions for tax position of prior years	(11,830)	(47,567)	(37,075)
Acquisitions	2,985	—	62,122
Lapse of statute of limitations	(104,520)	(2,772)	(673)
Settlements	(21,608)	(26,384)	(2,043)
Effect of foreign currency translation	11,603	(25,175)	21,889

Unrecognized tax benefits, end of year	$439,326	$446,892	$475,107

The Company and its subsidiaries are routinely examined by various taxing authorities. The Internal Revenue Service (“IRS”) has initiated examinations of certain of the Company’s federal income tax returns for the years 2006 and 2007. In addition, the Company has subsidiaries in Germany, Canada, France, Hong Kong and various other states, provinces and countries that are currently under audit for years ranging from 2001 through 2008. During 2009, the Company recognized tax benefits associated with certain international and domestic tax positions being resolved in its favor and the lapse of statutes of limitations.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2006 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2001.

Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced up to $40 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.

The Company provides income taxes for unremitted earnings of foreign subsidiaries that are not considered indefinitely reinvested overseas. As of December 31, 2009, the approximate amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $6.5 billion. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

(15) EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the years ended December 31, 2009 and December 31, 2008, approximately 4.8 million and 10.3 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings from continuing operations per share of common stock is summarized as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2009:

	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,151,704	320,765	$3.59
Adjustment for interest on convertible debentures	10,320	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	3,007
Incremental shares from assumed conversion of the convertible debentures	—	11,970

Diluted EPS	$1,162,024	335,742	$3.46

For the Year Ended December 31, 2008:

	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,317,631	319,361	$4.13
Adjustment for interest on convertible debentures	10,369	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	4,531
Incremental shares from assumed conversion of the convertible debentures	—	11,971

Diluted EPS	$1,328,000	335,863	$3.95

For the Year Ended December 31, 2007:

	Net earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,213,998	311,225	$3.90
Adjustment for interest on convertible debentures	10,033	—
Incremental shares from assumed exercise of dilutive options and RSUs	—	6,245
Incremental shares from assumed conversion of the convertible debentures	—	11,989

Diluted EPS	$1,224,031	329,459	$3.72

(16) STOCK TRANSACTIONS:

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

During 2009, the Company did not repurchase any shares of Company common stock pursuant to the stock repurchase program authorized by the Company’s Board of Directors on April 21, 2005. During 2008, the Company repurchased 1.38 million shares of Company common stock in open market transactions at a cost of $74 million. During 2007, the Company repurchased 1.64 million shares of Company common stock in open market transactions at a cost of $117 million. The 2008 and 2007 repurchases were funded from available cash and from proceeds from the issuance of commercial paper. At December 31, 2009, the Company had approximately 2 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Stock options and RSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In May 2009, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 7 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 19 million. No more than 6 million of the 19 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. Most RSU awards granted prior to the third quarter of 2009 are subject to performance criteria determined by the Compensation Committee and vest (subject to satisfaction of the performance criteria) 50% on each of the fourth and fifth anniversaries of the grant date. Most RSU awards granted during or after the third quarter of 2009 vest  1/3 on each of the third, fourth and fifth anniversaries of the grant date and, if the recipient is a member of the senior management, are generally also subject to performance criteria determined by the Compensation Committee. Certain of the Company’s executive officers and other employees have been awarded RSUs with different vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. At December 31, 2009, approximately 11 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes models for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.08 – 3.68%	2.75 – 3.80%	3.68 – 4.77%
Weighted average volatility	31%	27%	22%
Dividend yield	0.2%	0.2%	0.1 –0.2%
Expected years until exercise	6 – 9.5	6 – 9.5	7.5 – 9.5

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

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in thousands):

	Year Ended December 31,
	2009	2008	2007
Restricted Stock Units & Restricted Shares:
Pre-tax compensation expense	$29,138	$25,109	$18,708
Tax benefit	(10,853)	(8,789)	(6,548)

Restricted stock unit and restricted share expense, net of tax	$18,285	$16,320	$12,160

Stock Options:
Pre-tax compensation expense	$58,212	$60,891	$54,639
Tax benefit	(17,996)	(16,834)	(15,253)

Stock option expense, net of tax	$40,216	$44,057	$39,386

Total Share-Based Compensation:
Pre-tax compensation expense	$87,350	$86,000	$73,347
Tax benefit	(28,849)	(25,623)	(21,801)

Total share-based compensation expense, net of tax	$58,501	$60,377	$51,546

Share based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings as payroll costs of the employees receiving the rewards. As of December 31, 2009, $76 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of December 31, 2009, $150 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

Option activity under the Company’s stock option plans as of December 31, 2009 and changes during the three years ended December 31, 2009 were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	23,959	$39.65
Granted	3,106	$74.04
Exercised	(4,126)	$27.60
Cancelled	(711)	$52.85

Outstanding at December 31, 2007	22,228	$46.27
Granted	3,020	$77.90
Exercised	(1,789)	$37.83
Cancelled	(1,375)	$58.94

Outstanding at December 31, 2008	22,084	$50.49
Granted	2,560	$57.17
Exercised	(4,321)	$28.56
Cancelled	(926)	$74.30

Outstanding at December 31, 2009	19,397	$55.12	6	$399,537

Vested and Expected to Vest at December 31, 2009	18,831	$54.73	6	$394,907

Exercisable at December 31, 2009	10,579	$45.70	4	$314,326

Options outstanding at December 31, 2009 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$20.73 to $30.64	1,873	$26.77	2	1,854	$26.73
$30.65 to $41.74	3,612	$35.60	3	3,612	$35.60
$41.75 to $57.14	4,881	$52.26	6	2,908	$51.75
$57.15 to $72.84	4,369	$62.98	7	1,133	$63.54
$72.85 to $83.39	4,662	$77.27	8	1,072	$77.30

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $151 million, $64 million and $201 million, respectively. Exercise of options during the years ended December 31, 2009, 2008 and 2007 resulted in cash receipts of $120 million, $60 million, and $113 million, respectively. The Company recognized a tax benefit of approximately $53 million, $20 million, and $66 million in 2009, 2008 and 2007, respectively related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested restricted stock units and restricted shares activity during the three years ended December 31, 2009:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	1,597	$54.14
Forfeited	(48)	66.63
Vested	—
Granted	532	79.18

Unvested at December 31, 2007	2,081	59.96
Forfeited	(110)	71.61
Vested	(136)	67.51
Granted	229	75.54

Unvested at December 31, 2008	2,064	60.57
Forfeited	(83)	68.41
Vested	(148)	62.84
Granted	957	57.20

Unvested at December 31, 2009	2,790	$59.06

The Company recognized a tax benefit of approximately $3.5 million in each of 2009 and 2008, respectively, related to the vesting of restricted stock units, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2009, approximately 52 thousand shares with an aggregate value of approximately $3 million were withheld to satisfy the requirement.

(17) RESTRUCTURING AND OTHER RELATED CHARGES:

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. Of the total 2009 restructuring costs incurred, $192.3 million ($144.4 million net of tax or $0.43 per diluted share) was incurred pursuant to plans approved by the Company in April and August of 2009 and $46.2 million was incurred in connection with the Company’s normal on-going restructuring actions. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. Substantially all planned restructuring activities related to the 2009 plans were completed during the year resulting in approximately $204 million of employee severance and related charges and $35 million of facility exit and other related charges.

During the fourth quarter of 2008 the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.18 per diluted share) associated with restructuring actions initiated and substantially completed during 2008 to better position the Company’s cost base for future periods. The pre-tax charge recorded during 2008 consisted of approximately $72 million of employee severance and related charges and $10 million of facility exit and other related charges.

The nature of the restructuring and related activities initiated in both 2009 and 2008 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures.

Restructuring and other related charges recorded for the year ended December 31 by segment are summarized in the table below ($ in millions):

Segment	2009	2008

Professional Instrumentation	$99.0	$28.8
Medical Technologies	60.5	26.1
Industrial Technologies	60.7	23.1
Tools & Components	18.3	4.0

	$238.5	$82.0

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2008 and 2009 actions ($ in millions):

	Balance as of December 31, 2008	Costs Incurred	Paid / Settled	Balance as of December 31, 2009
Restructuring Charges
Employee severance and related	$52.7	$203.9	$(151.6)	$105.0
Facility exit and related	2.6	34.6	(20.6)	16.6

Total Restructuring	$55.3	$238.5	$(172.2)	$121.6

The restructuring and other related charges incurred during 2009, include cash charges of $228.1 million and $10.4 million of non-cash charges. The restructuring and other related charges incurred during 2008 include cash charges of $76.3 million and $5.7 million of non-cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings as of December 31($ in millions):

Statement of Earnings Caption	2009	2008
Cost of sales	$121.8	$33.1
Selling, general and administrative expenses	116.7	48.9

	$238.5	$82.0

(18) OTHER INCOME:

During the third quarter of 2009, Ormco Corporation, a wholly owned subsidiary of the Company, settled certain litigation pending between Ormco and Align Technology, Inc. (“Align”). Among other provisions, as part of the settlement, Align paid $13 million in cash to Ormco and issued to the Company 7.6 million shares of Align common stock, which following issuance represented an approximately ten percent ownership interest in Align. The Company recorded a pre-tax gain of $85 million ($53 million after tax or $0.16 per share) related to the settlement representing the cash received and the value of the shares received on the respective dates the shares were issued to the Company, net of $13 million of related legal and direct settlement costs incurred. This gain is reflected as “other income” in the accompanying Consolidated Statements of Earnings. The shares received in connection with the settlement have been classified as available-for-sale securities. Any gains or losses resulting from changes in the fair value of the securities are reflected as unrealized gains or losses in other comprehensive income and classified as a component of stockholders’ equity until such gains or losses are realized.

Accu-Sort, Inc., a subsidiary of the Company, was a defendant in a suit filed by Federal Express Corporation on May 16, 2001. On March 9, 2006 Accu-Sort settled the case with Federal Express for an amount which the Company believes is not material to its financial position, which amount was reflected in the Company’s results of operations in 2005. The purchase agreement pursuant to which the Company acquired Accu-Sort in 2003 provides certain indemnification for the Company with respect to this matter, and an arbitrator ordered the former owners of Accu-Sort to pay the Company a portion of the losses incurred by the Company in connection with this litigation. In April 2007, the Company received this payment from the former owners and recorded a pre-tax gain of $12 million ($7.8 million after-tax, or $0.02 per diluted share) which is included in “other income” in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2007.

(19) SEGMENT DATA:

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

Detailed segment data for the years ended December 31, 2009, 2008 and 2007 is presented in the following table ($ in thousands):

	2009	2008	2007
Total Sales:
Professional Instrumentation	$4,330,695	$4,860,764	$3,537,912
Medical Technologies	3,141,916	3,277,026	2,997,986
Industrial Technologies	2,658,041	3,265,451	3,153,377
Tools & Components	1,054,286	1,294,215	1,336,642

	$11,184,938	$12,697,456	$11,025,917

Operating Profit:
Professional Instrumentation	$728,479	$907,254	$709,502
Medical Technologies	395,489	370,473	393,230
Industrial Technologies	383,241	522,112	532,477
Tools & Components	124,814	157,673	175,634
Other	(89,547)	(88,035)	(70,134)

	$1,542,476	$1,869,477	$1,740,709

Identifiable Assets:
Professional Instrumentation	$6,902,130	$6,585,262	$6,692,014
Medical Technologies	6,557,285	6,189,622	6,160,557
Industrial Technologies	3,355,804	3,394,792	3,536,156
Tools & Components	742,846	787,469	801,117
Other	2,037,355	532,983	282,091

	$19,595,420	$17,490,128	$17,471,935

Liabilities:
Professional Instrumentation	$1,637,315	$1,295,015	$1,286,739
Medical Technologies	1,681,549	1,521,717	1,489,739
Industrial Technologies	787,749	835,226	828,963
Tools & Components	217,970	227,003	214,784
Other	3,640,661	3,802,605	4,566,022

	$7,965,244	$7,681,566	$8,386,247

Depreciation and Amortization:
Professional Instrumentation	$134,801	$130,427	$64,802
Medical Technologies	127,846	123,481	119,673
Industrial Technologies	55,983	64,358	63,206
Tools & Components	20,955	21,021	20,811
Other	2,002	—	—

	$341,587	$339,287	$268,492

	2009	2008	2007
Capital Expenditures, Gross
Professional Instrumentation	$46,904	$40,941	$39,010
Medical Technologies	54,212	61,725	47,618
Industrial Technologies	45,868	41,548	48,024
Tools & Components	14,418	24,375	20,908
Other	27,145	25,194	6,511

	$188,547	$193,783	$162,071

Operations in Geographical Areas Year Ended December 31

($ in thousands)	2009	2008	2007
Total Sales:
United States	$5,919,663	$6,646,609	$5,928,296
Germany	1,475,455	1,799,397	1,294,624
China	702,259	771,881	397,246
United Kingdom	379,013	485,823	517,495
All other	2,708,548	2,993,746	2,888,256

	$11,184,938	$12,697,456	$11,025,917

Long-lived assets:
United States	$8,886,834	$8,393,908	$8,511,540
Germany	1,488,202	1,553,787	1,430,396
United Kingdom	530,655	467,860	658,388
All other	3,469,101	2,887,454	2,821,844

	$14,374,792	$13,303,009	$13,422,168

Sales Originating outside the U.S.:
Professional Instrumentation	$2,343,267	$2,758,463	$1,935,506
Medical Technologies	2,029,879	2,102,900	1,884,520
Industrial Technologies	1,333,117	1,653,193	1,579,805
Tools & Components	163,914	246,301	221,914

	$5,870,177	$6,760,857	$5,621,745

Sales by Major Product Group: Year Ended December 31

($ in thousands)	2009	2008	2007
Analytical and physical instrumentation	$4,364,912	$4,925,171	$3,561,375
Medical & dental products	3,141,916	3,277,026	2,997,986
Motion and industrial automation controls	1,206,468	1,720,696	1,652,947
Mechanics and related hand tools	843,796	891,269	941,647
Product identification	780,189	872,417	886,080
Aerospace and defense	695,140	695,559	638,145
All other	152,517	315,318	347,737

Total	$11,184,938	$12,697,456	$11,025,917

(20) QUARTERLY DATA-UNAUDITED ($ in thousands, except per share data):

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,627,744	$2,673,609	$2,750,693	$3,132,892
Gross profit	1,258,609	1,262,269	1,320,957	1,438,385
Operating profit	340,219	343,946	464,597	393,714
Net earnings	237,712	295,694	351,363	266,935

Earnings per share:
Basic	$0.74	$0.93	$1.09	$0.83
Diluted	$0.72	$0.89	$1.05	$0.80

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$3,028,874	$3,283,895	$3,208,181	$3,176,506
Gross profit	1,417,716	1,560,299	1,510,570	1,451,609
Operating profit	413,222	510,464	522,140	423,651
Net earnings	276,505	363,448	371,992	305,686

Earnings per share:
Basic	$0.87	$1.14	$1.16	$0.96
Diluted	$0.83	$1.09	$1.11	$0.92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2009 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2010 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2010 annual meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2010 annual meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2010 annual meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled Fees Paid to Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2010 annual meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 105 of this report. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	113

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089)

4	Danaher is a party to multiple long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement *	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement *	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (Commission File Number: 1-8089)

10.7	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference to Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (Commission File Number: 1-8089)

10.8	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.9	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (U.S. Participants)*	Incorporated by reference to Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 1-8089)

10.10	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (non-U.S. Participants)*	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter September 29, 2006 (Commission File Number: 1-8089)

10.11	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference to Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.12	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended *	Incorporated by reference to Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2009 (Commission File Number: 1-8089)

10.13	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference to Exhibit 10.15 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.14	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and amended as of December 30, 2008*	Incorporated by reference to Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.15	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003 (Commission File Number: 1-8089)

10.16	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference to Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003 (Commission File Number: 1-8089)

10.17	Form of Proprietary Interest Agreement for Named Executive Officers (with severance) **	Incorporated by reference to Exhibit 10.33 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.18	Form of Proprietary Interest Agreement for Named Executive Officers	Incorporated by reference to Exhibit 10.34 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.19	Description of compensation arrangements for non-management directors

10.20	Credit Agreement, dated as of April 25, 2006, among the lenders referred to therein, Banc of America Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Documentation Agents (“2006 Credit Agreement”)

10.21	First Amendment to 2006 Credit Agreement	Incorporated by reference to Exhibit 10.27 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 1-8089)

10.22	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006

10.23	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006

10.24	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Citigroup Global Markets Inc., as Dealer, dated November 6, 2006

10.25	Amended and Restated Dealer Agreement among Danaher European Finance Company ehf and Danaher European Finance S.A., as Issuers, Danaher Corporation, as Guarantor, Lehman Brothers International (Europe), as Dealer and Arranger, and Barclays Bank PLC and Lehman Brothers International (Europe) as Dealers, dated May 23, 2007

10.26	Second Amended and Restated Issuing and Paying Agency Agreement among Danaher European Finance Company ehf and Danaher European Finance S.A., as Issuers, Danaher Corporation, as Guarantor and Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, dated May 23, 2007

10.27	Management Agreement dated February 15, 2007 by and between FJ900, Inc. and Joust Capital, LLC***	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007 (Commission File Number: 1-8089)

10.28	Interchange Agreement dated February 15, 2007 by and between Danaher Corporation and Joust Capital, LLC****	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007 (Commission File Number: 1-8089)

10.29	Form of Director and Officer Indemnification Agreement	Incorporated by reference to Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

12.1	Calculation of ratio of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****

* Indicates management contract or compensatory plan, contract or arrangement.

** Indicates management contract or compensatory plan, contract or arrangement. In addition, in accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into an agreement with each Named Executive Officer named in the exhibit that is substantially identical in all material respects to the form of agreement attached, except as to the name of the counterparty.

*** In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.27, except as to the name of the counterparty (Joust Capital II, LLC).

**** In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an interchange agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.28, except as to the name of the counterparty (Joust Capital II, LLC).

***** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at December 31, 2009 and December 31, 2008, (ii) Consolidated Condensed Statements of Earnings for the twelve months ended December 31, 2009, 2008 and 2007, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the twelve months ended December 31, 2009, 2008 and 2007, (iv) Consolidated Condensed Statements of Cash Flows for the twelve months ended December 31, 2009, 2008 and 2007, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date: February 23, 2010	By:	/S/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/S/ H. LAWRENCE CULP, JR.	February 23, 2010
H. Lawrence Culp, Jr.
President, Chief Executive Officer and Director

/S/ STEVEN M. RALES	February 23, 2010
Steven M. Rales
Chairman of the Board

/S/ MITCHELL P. RALES	February 23, 2010
Mitchell P. Rales
Chairman of the Executive Committee

/S/ WALTER G. LOHR, JR.	February 23, 2010
Walter G. Lohr, Jr.
Director

/S/ DONALD J. EHRLICH	February 23, 2010
Donald J. Ehrlich
Director

/S/ MORTIMER M. CAPLIN	February 23, 2010
Mortimer M. Caplin
Director

/S/ JOHN T. SCHWIETERS	February 23, 2010
John T. Schwieters
Director

/S/ ALAN G. SPOON	February 23, 2010
Alan G. Spoon
Director

/S/ LINDA P. HEFNER	February 23, 2010
Linda P. Hefner
Director

/S/ ELIAS A. ZERHOUNI, M.D.	February 23, 2010
Elias A. Zerhouni, M.D.
Director

/S/ DANIEL L. COMAS	February 23, 2010
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/S/ ROBERT S. LUTZ	February 23, 2010
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period

Year Ended December 31, 2009
Allowances deducted from asset account:
Allowance for doubtful accounts:	$120,730	$47,369	$2,394	(a)	$37,390	$133,103

Year Ended December 31, 2008
Allowances deducted from asset account:
Allowance for doubtful accounts:	$108,781	$34,957	$1,920	(a)	$24,928	$120,730

Year Ended December 31, 2007
Allowances deducted from asset account:
Allowance for doubtful accounts:	$102,369	$23,165	$5,340	(a)	$22,093	$108,781

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.