Form 10-Q
period 2010-04-02
DANAHER CORP /DE/
filed 2010-04-22
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

The number of shares of common stock outstanding at April 16, 2010 was 324,646,610.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	April 2, 2010 (unaudited)	December 31, 2009 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$806,368	$1,721,920
Trade accounts receivable, net	1,981,411	1,916,831
Inventories:
Finished goods	563,303	474,671
Work in process	208,926	179,461
Raw material and supplies	415,664	338,884

Total inventories	1,187,893	993,016
Prepaid expenses and other current assets	565,405	588,861

Total current assets	4,541,077	5,220,628

Property, plant and equipment, net of accumulated depreciation of $1,583,782 and $1,570,586 respectively	1,179,094	1,143,331
Other assets	853,992	758,035
Goodwill	10,351,840	9,817,923
Other intangible assets, net	2,954,643	2,655,503

Total assets	$19,880,646	$19,595,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$63,551	$44,186
Trade accounts payable	1,161,791	1,051,487
Accrued expenses	1,632,464	1,665,287

Total current liabilities	2,857,806	2,760,960

Other liabilities	2,347,364	2,315,261
Long-term debt	2,822,298	2,889,023
Stockholders’ equity:
Common stock - $0.01 par value	3,607	3,589
Additional paid-in capital	2,125,365	2,074,501
Retained earnings	9,492,413	9,205,142
Accumulated other comprehensive income	231,793	346,944

Total stockholders’ equity	11,853,178	11,630,176

Total liabilities and stockholders’ equity	$19,880,646	$19,595,420

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales	$3,092,220	$2,627,744

Operating costs and expenses:
Cost of sales	1,594,167	1,369,135
Selling, general and administrative expenses	877,455	757,495
Research and development expenses	187,232	160,895

Total operating expenses	2,658,854	2,287,525

Operating profit	433,366	340,219

Interest expense	(30,674)	(24,057)
Interest income	1,553	665

Earnings before income taxes	404,245	316,827

Income taxes	(104,012)	(79,115)

Net earnings	$300,233	$237,712

Net earnings per share:
Basic	$0.93	$0.74

Diluted	$0.89	$0.72

Average common stock and common equivalent shares outstanding:
Basic	324,484	319,336
Diluted	340,061	333,481

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Par Value
Balance, December 31, 2009	358,922	$3,589	$2,074,501	$9,205,142	$346,944

Net earnings	—	—	—	300,233	—	$300,233
Dividends declared	—	—	—	(12,962)	—	—
Common stock based award activity	1,696	17	46,777	—	—	—
Common stock issued in connection with LYONs’ conversion	76	1	4,087	—	—	—
Unrealized gain on available-for-sale securities (net of tax expense of $6.5 million)	—	—	—	—	12,143	12,143
Decrease from translation of foreign financial statements	—	—	—	—	(127,294)	(127,294)

Balance, April 2, 2010	360,694	$3,607	$2,125,365	$9,492,413	$231,793	$185,082

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net earnings	$300,233	$237,712
Non-cash items:
Depreciation	48,390	45,391
Amortization	46,076	35,405
Stock compensation expense	16,482	23,931
Change in trade accounts receivable, net	43,655	198,886
Change in inventories	(79,315)	(1,974)
Change in accounts payable	88,737	(150,524)
Change in prepaid expenses and other assets	41,160	75,775
Change in accrued expenses and other liabilities	(111,539)	(147,923)

Net cash flows from operating activities	393,879	316,679

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(38,413)	(36,408)
Proceeds from disposals of property, plant and equipment	341	334
Cash paid for acquisitions	(1,263,242)	—
Cash paid for other investments	—	(33,978)

Net cash used in investing activities	(1,301,314)	(70,052)

Cash flows from financing activities:
Proceeds from issuance of common stock	30,313	17,198
Payment of dividends	(12,962)	(9,562)
Net repayments of borrowings (maturities of 90 days or less)	(10,441)	(422,027)
Proceeds of borrowings (maturities longer than 90 days)	—	744,615
Repayments of borrowings (maturities longer than 90 days)	—	(3,800)

Net cash provided by financing activities	6,910	326,424

Effect of exchange rate changes on cash and equivalents	(15,027)	10,040

Net change in cash and equivalents	(915,552)	583,091

Beginning balance of cash and equivalents	1,721,920	392,854

Ending balance of cash and equivalents	$806,368	$975,945

Supplemental disclosures:
Cash interest payments	$36,570	$16,856
Cash income tax payments (refunds)	$(6,863)	$33,807

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 2, 2010 and December 31, 2009, and its results of operations and cash flows for the three months ended April 2, 2010 and April 3, 2009.

Total comprehensive income for the periods presented was as follows ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Net earnings	$300.2	$237.7
Change in foreign currency translation adjustment	(127.3)	(74.9)
Unrealized gain on available-for-sale securities, net of income tax	12.1	—

Comprehensive Income	$185.0	$162.8

NOTE 2. ACQUISITIONS & PENDING TRANSACTION

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2010 and 2009 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The following briefly describes the Company’s acquisition activity for the three months ended April 2, 2010. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2009, please refer to Note 2 to the Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.

On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB SCIEX”), a mass spectrometry business, and a 100% ownership position in the former Molecular Devices Corporation, a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB SCIEX from Life Technologies Corporation. The aggregate cash purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for these transactions from available cash on hand. The acquired entities had annual aggregate sales of approximately $650 million based on the acquired businesses’ revenues in their respective most recently completed fiscal years.

AB SCIEX and Molecular Devices Corporation operate within the Company’s Medical Technologies segment. The acquisition of AB SCIEX significantly expands the Company’s position in the life sciences and diagnostics business and in particular establishes a position in the mass spectrometry market. AB SCIEX is expected to provide additional sales and earnings growth opportunities in the Company’s Medical Technologies segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses.

In addition, during the first three months of 2010, the Company completed the acquisition of six other businesses for total consideration of approximately $191 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the life sciences, environmental or sensors and controls markets. These businesses were acquired to complement existing units of the Medical Technologies, Professional Instrumentation and Industrial Technologies segments. The aggregate annual sales of the additional six businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $100 million. The Company preliminarily recorded an aggregate of $151 million of goodwill related to these acquisitions.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended April 2, 2010 ($ in millions):

	AB Sciex & Molecular Devices	Others	Total
Accounts receivable	$126.3	$21.2	$147.5
Inventory	122.0	16.5	138.5
Property, plant and equipment	53.8	7.1	60.9
Goodwill	480.1	151.4	631.5
Other intangible assets, primarily trade names, customer relationships and patents	350.5	36.8	387.3
Accounts payable	(35.1)	(8.5)	(43.6)
Other assets and liabilities, net	(24.3)	(33.7)	(58.0)
Assumed debt	(0.9)	—	(0.9)

Net cash consideration	$1,072.4	$190.8	$1,263.2

The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in millions, except per share amounts):

	Three Months Ended April 2, 2010	Three Months Ended April 3, 2009
Sales	$3,160.5	$3,102.6
Net earnings	302.7	238.7

Diluted earnings per share	$0.90	$0.72

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. As a result of the new business combination accounting standards that became effective on January 1, 2009, all integration related costs, including workforce reduction and restructuring costs as well as facility closure and realignment costs, associated with acquisitions completed after December 31, 2008 are expensed as incurred. In addition, all legal, investment banking and other direct transaction costs associated with due diligence related to acquisitions pending and completed after December 31, 2008 are expensed as incurred under these new accounting standards. During the first quarter 2010, in connection with completed acquisitions, the Company has incurred $8 million of significant transaction related costs, primarily banking fees and amounts paid to third party advisers. In addition, the Company’s earnings for the first quarter 2010 reflect the impact of pre-tax charges totaling $30 million associated with fair value adjustments to acquired inventory and acquired deferred revenue related to completed acquisitions.

Pending Joint Venture with Cooper Industries plc

On March 25, 2010, Danaher executed an agreement with Cooper Industries plc (“Cooper”) to create a joint venture combining Danaher’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business. The 2009 sales, on a combined basis, of the two tools businesses to be contributed to the joint venture were approximately $1.2 billion. Cooper and Danaher (the “partners”) will each have a 50% interest in the joint venture and an equal number of representatives on its Board of Directors. Closing of the transaction is subject to the joint venture obtaining a credit facility and term debt financing in an amount not less than $190 million, of which $90 million will be used by the joint venture to purchase from Danaher certain assets of Danaher’s Tools business and the balance of the debt financing will be for general corporate purposes, working capital and other needs. The transaction is also subject to other customary closing conditions, including obtaining regulatory approvals, and is expected to close in the second quarter of 2010. Upon completion of the transaction, the partners will deconsolidate the financial results of their respective contributed businesses and recognize a gain based on the fair value of the joint venture interest received. The investment in the joint venture will be accounted for based on the equity method of accounting in periods following completion.

NOTE 3. STOCK-BASED COMPENSATION

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool. At April 2, 2010, approximately 9 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended April 2, 2010:

Risk-free interest rate	2.75 - 3.41%
Weighted average volatility	28 - 29.5%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$4.5	$6.0
Tax benefit	(1.7)	(2.1)

Restricted stock unit and restricted share expense, net of tax	$2.8	$3.9

Stock Options:
Pre-tax compensation expense	$12.0	$17.9
Tax benefit	(3.3)	(4.7)

Stock option expense, net of tax	$8.7	$13.2

Total Share-Based Compensation:
Pre-tax compensation expense	$16.5	$23.9
Tax benefit	(5.0)	(6.8)

Total share-based compensation expense, net of tax	$11.5	$17.1

Share based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings as payroll costs of the employees receiving the awards. As of April 2, 2010, $103 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of April 2, 2010, $161 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of April 2, 2010 and changes during the three months ended April 2, 2010 were as follows:

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2010	19,397	$55.12
Granted	1,220	$74.63
Exercised	(878)	$35.56
Cancelled / Forfeited	(539)	$53.13

Outstanding at April 2, 2010	19,200	$57.31	6	$448.0

Vested and Expected to Vest at April 2, 2010	18,628	$56.94	6	$441.6

Vested and Exercisable at April 2, 2010	9,885	$47.42	4	$328.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the quarters ended April 2, 2010 and April 3, 2009 was $46 million and $6 million, respectively. Exercise of options during the first quarters of 2010 and 2009 resulted in cash receipts of $26 million and $12 million, respectively. The Company realized a tax benefit of approximately $10 million in the quarter ended April 2, 2010 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of April 2, 2010:

	Number of RSUs /Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	2,790	$59.06
Cancelled / Forfeited	(80)	$67.86
Vested and issued	(818)	$47.81
Granted	498	$74.63

Unvested at April 2, 2010	2,390	$65.86

The Company realized a tax benefit of approximately $23 million in the quarter ended April 2, 2010 related to the vesting of restricted stock units, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first quarter 2010, approximately 340 thousand shares with an aggregate value of approximately $26 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 4. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2009	$9,817.9
Acquisitions	631.5
Foreign currency translation & other	(97.6)

Balance, April 2, 2010	$10,351.8

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price.

The carrying value of goodwill by segment as of April 2, 2010 and December 31, 2009 is summarized as follows ($ in millions):

	April 2, 2010	December 31, 2009
Segment
Professional Instrumentation	$3,996.9	$4,027.9
Medical Technologies	4,077.2	3,555.3
Industrial Technologies	2,083.4	2,040.4
Tools & Components	194.3	194.3

	$10,351.8	$9,817.9

Goodwill arises from the excess of the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. The Company’s annual impairment test was performed as of the first day of the Company’s fourth quarter of 2009 and no impairment was identified. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

NOTE 5. FAIR VALUE MEASUREMENTS

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

A summary of financial assets and liabilities that are carried at fair value measured on a recurring basis as of April 2, 2010 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Available for sale securities	$237.8	—	—	$237.8

Liabilities:
Deferred compensation plans	—	$63.5	—	$63.5

Available for sale securities are measured at fair value using quoted market prices and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. All amounts deferred under this plan are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheet. Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401K program in the United States. Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on their investment elections.

Fair Value of Financial Instruments

In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all the Company’s financial instruments. The methods and significant assumptions used to estimate fair value of financial instruments and any changes in methods or significant assumptions from prior periods is also required to be disclosed.

The carrying amounts and fair values of financial instruments at April 2, 2010 and December 31, 2009 were as follows ($ in millions):

	April 2, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available for sale securities	$237.8	$237.8	$219.1	$219.1

Liabilities:
Short-term borrowings	63.5	63.5	44.2	44.2
Long-term borrowings	2,822.3	3,301.7	2,889.0	3,335.0

The above fair values were computed based on quoted market prices. Differences in fair value from carrying amounts of long-term borrowings are attributable to interest and or credit rate changes subsequent to when the transaction occurred. The available for sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The fair values of cash and cash equivalents, accounts receivable, net, short term borrowings and accounts payable approximate the carrying amounts due to the short term maturities of these instruments.

NOTE 6. FINANCING TRANSACTIONS

The components of the Company’s debt as of April 2, 2010 and December 31, 2009 were as follows ($ in millions):

	April 2, 2010	December 31, 2009
U.S. dollar-denominated commercial paper	$150.0	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	679.2	715.9
5.625% notes due 2018	500.0	500.0
5.4% notes due 2019	750.0	750.0
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	633.8	634.2
Other	172.8	153.1

	2,885.8	2,933.2
Less – currently payable	63.5	44.2

	$2,822.3	$2,889.0

For a full description of the Company’s debt financing, please refer to Note 9 of the Company’s 2009 Annual Report on Form 10-K.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of April 2, 2010, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 4 days. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 (the “Credit Facility”) and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010 (the “Supplemental Credit Facility”). There were no borrowings outstanding under either credit facility during the three months ended April 2, 2010. The Company anticipates seeking a renewal of the term of the Supplemental Credit Facility from the lender prior to its scheduled expiration.

The Company has classified the borrowings under the commercial paper programs at April 2, 2010 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

NOTE 7. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 13 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.

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

The following is a rollforward of the Company’s warranty accrual for the three months ended April 2, 2010 ($ in millions):

Balance, December 31, 2009	$124.9
Accruals for warranties issued during the period	32.9
Acquisitions	2.9
Settlements made	(27.5)

Balance, April 2, 2010	$133.2

NOTE 8. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three months ended April 2, 2010 and April 3, 2009 respectively ($ in millions):

	Pension Benefits
	U.S.		Non-U.S.
	2010	2009	2010	2009
Service cost	$0.5	$0.6	$2.9	$2.9
Interest cost	18.2	19.1	7.8	7.2
Expected return on plan assets	(20.7)	(21.1)	(4.8)	(4.3)
Amortization of loss / (gain)	5.2	2.5	0.3	0.7
Amortization of prior service credits	—	—	(0.1)	(0.1)
Other	—	—	—	0.6

Net periodic cost	$3.2	$1.1	$6.1	$7.0

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three months ended April 2, 2010 and April 3, 2009 respectively ($ in millions):

	Other Post-Retirement Benefits
	2010	2009
Service cost	$0.2	$0.3
Interest cost	1.4	1.8
Amortization of prior service credits	(1.9)	(2.0)
Amortization of loss	0.3	0.8

Net periodic cost	$—	$0.9

Employer Contributions

During the three months ended April 2, 2010, no contributions have been made to the U.S. pension plan. The Company’s total 2010 contributions to the U.S. and non-U.S. plans are estimated to be approximately $37 and $34 million, respectively.

NOTE 9. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three months ended April 2, 2010, approximately 2.8 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. For the three months ended April 3, 2009, approximately 10.4 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share is summarized as follows ($ in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended April 2, 2010:

Basic EPS	$300.2	324.5	$0.93
Adjustment for interest on convertible debentures	2.8	—
Incremental shares from assumed exercise of dilutive options	—	3.7
Incremental shares from assumed conversion of the convertible debentures	—	11.9

Diluted EPS	$303.0	340.1	$0.89

For the Three Months Ended April 3, 2009:

Basic EPS	$237.7	319.3	$0.74
Adjustment for interest on convertible debentures	2.5	—
Incremental shares from assumed exercise of dilutive options	—	2.2
Incremental shares from assumed conversion of the convertible debentures	—	12.0

Diluted EPS	$240.2	333.5	$0.72

NOTE 10. RESTRUCTURING AND OTHER RELATED CHARGES

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. Substantially all restructuring activities were completed during 2009 resulting in approximately $204 million of employee severance and related charges and $35 million of facility exit and other related charges.

The nature of the restructuring and related activities were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures.

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with restructuring activities ($ in millions):

	Balance as of December 31, 2009	Paid / Settled	Balance as of April 2, 2010
Restructuring Charges
Employee severance and related	$105.0	$(49.6)	$55.4
Facility exit and related	16.6	(6.9)	9.1

Total Restructuring	$121.6	$(56.5)	$64.5

NOTE 11. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Other than the impact of the AB Sciex and Molecular Devices acquisitions as described in Note 2 to the Consolidated Condensed Financial Statements, there has been no material change in total assets or liabilities by segment. Effective January 1, 2010 and in connection with certain changes in management responsibilities, results associated with a component of the environmental business focused on sensors and measurement commenced being reported with the Industrial Technologies segment. Previously, the results of the business were reported with the Professional Instrumentation segment. As the results of this business do not have a significant impact on either segment’s aggregate results of operations in any period presented, the Company has not restated its prior year segment information. Segment results for the first quarter of 2010 and 2009 are shown below ($ in millions):

	Sales		Operating Profit
	2010	2009	2010	2009
Professional Instrumentation	$1,156.9	$1,010.4	$210.1	$179.1
Medical Technologies	948.3	717.0	73.4	77.1
Industrial Technologies	719.9	650.1	136.2	89.3
Tools & Components	267.1	250.2	37.4	16.6
Other	—	—	(23.7)	(21.9)

	$3,092.2	$2,627.7	$433.4	$340.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher Corporation’s (“Danaher”, “Company”, “we”, “us” or “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of April 2, 2010.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive position, acquisitions and related synergies, divestitures, the proposed creation of a joint venture with Cooper Industries plc (“Cooper”), securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; general economic conditions; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; the existence, length or timing of an economic recovery; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned” and similar references to future periods.

These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Uncertainty in the global economy and financial markets may adversely affect our operating results and financial condition.

•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline or do not grow as anticipated.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Any inability to consummate acquisitions at our prior rate could negatively impact our growth rate.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

•	Foreign currency exchange rates may adversely affect our results of operations and financial condition.

•	Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

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

•	Product defects could adversely affect the results of our operations.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations and reputation.

•

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

•	We may incur higher costs to produce our products if commodity prices rise.

•

If we cannot adjust our purchases of materials, components and equipment required for our manufacturing activities to reflect changing market conditions or customer demand, our income and results of operations may suffer.

•	If we cannot adjust our manufacturing capacity to reflect the demand for our products, our income and results of operations may suffer.

•	Changes in governmental regulations and funding may reduce demand for our products or increase our expenses.

•	We may be unable to adjust to changes in the healthcare industry, some of which could adversely affect our business.

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

See Part I – Item 1A of the Company’s 2009 Annual Report on Form 10-K for a further discussion regarding some of the reasons that actual results may differ materially from the results contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW

General

As a result of its geographic and industry diversity, Danaher faces a variety of challenges and opportunities, including rapid technological development in most of our served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of our competitors. We operate in a highly competitive business environment in most markets, and our long-term growth will depend in particular on our ability to expand our business (including through geographical and product line expansion), identify, consummate and integrate appropriate acquisitions, develop innovative new products with higher gross profit margins and continue to improve operating efficiency and organizational effectiveness. We are making significant investments, organically and through acquisitions, to address the rapid pace of technological change in our served markets and to globalize our manufacturing and customer facing resources in order to be responsive to our customers throughout the world and improve the efficiency of our operations.

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased in the first quarter 2010 as compared to the first quarter of 2009 resulting in aggregate year-over-year sales growth. The growth in sales is due in part to stabilization in global economic conditions that began in the fourth quarter 2009 as well as easier year-over-year comparisons resulting from the recessionary economic conditions that prevailed during most of 2009. Sales growth during the first quarter was led, in large part, by China and other emerging Asian economies, and to a lesser extent, North America. As economic conditions continue to improve, and providing no unforeseen, significant deterioration in general economic conditions occurs, the Company expects sales to continue to grow during the remainder of 2010 as compared to 2009.

Acquisitions; Joint Venture with Cooper Industries plc

On January 30, 2010, the Company completed the previously announced acquisition of the Analytical Technologies division of MDS Inc., which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB Sciex”), a mass spectrometry business, and a 100% ownership position in the Molecular Devices business (“Molecular Devices”), a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.1 billion, including debt assumed and net of cash acquired. AB Sciex and Molecular Devices now operate within the Company’s

Medical Technologies segment, and are expected to increase the Medical Technologies segment’s annual revenues by approximately $650 million. The acquisition of AB Sciex significantly expands the Company’s position in the life sciences and diagnostics business and in particular establishes a position in the mass spectrometry market. AB Sciex is expected to provide additional sales and earnings growth opportunities in the Company’s Medical Technologies segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses. Company management and other personnel are devoting significant resources to the successful integration of the acquired businesses into Danaher.

On March 25, 2010, Danaher executed an agreement with Cooper to create a joint venture combining Danaher’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business. The 2009 sales, on a combined basis, of the two tools businesses to be contributed to the joint venture were approximately $1.2 billion. Cooper and Danaher will each have a 50% interest in the joint venture and an equal number of representatives on its Board of Directors. Closing of the transaction is subject to the joint venture obtaining a credit facility and term debt financing in an amount not less than $190 million, of which $90 million will be used by the joint venture to purchase from Danaher certain assets of Danaher’s Tools business and the balance of the debt financing will be for general corporate purposes, working capital and other needs. The transaction is also subject to other customary closing conditions, including obtaining regulatory approvals, and is expected to close in the second quarter of 2010. Upon completion of the transaction, the partners will deconsolidate the financial results of their respective contributed businesses and recognize a gain based on the fair value of the joint venture interest received. The investment in the joint venture will be accounted for based on the equity method of accounting in periods following completion.

Restructuring Activities

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. Substantially all restructuring activities related to the 2009 plans were completed during 2009. Remaining cash payments to be made related to the completed activities were approximately $65 million as of April 2, 2010. Management expects to realize approximately $170 million during 2010 of year-over-year pre-tax savings associated with these restructuring activities.

Refer to Note 10 to the Company’s Consolidated Condensed Financial Statements and Note 17 of the Company’s 2009 Annual Report on Form 10-K for additional information related to these restructuring activities.

Currency Exchange Rates

On average, the U.S. dollar was weaker against other major currencies during the first quarter 2010 as compared to the first quarter 2009. As a result, currency exchange rates increased reported sales for the first quarter of 2010 by approximately 3.5% as compared to the same period of 2009. Due to strengthening of the U.S. dollar that occurred during March 2010, if the exchange rates in effect as of April 2, 2010 were to prevail throughout the remainder of 2010, currency exchange rates would have minimal impact on the Company’s 2010 revenues on a year-over-year basis.

RESULTS OF OPERATIONS

Consolidated sales for the first quarter 2010 increased 17.5% compared to the first quarter 2009. Sales from existing businesses contributed 5.5% growth, acquisitions contributed 8.5% growth and the impact of currency translation contributed 3.5% growth on a year-over-year basis. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses recorded prior to the first anniversary of the acquisition, and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or recently acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding acquisition sales) and (b) the period-to-period change in revenue (excluding acquisition sales) after applying current period foreign exchange rates to the prior year period.

Operating profit margins were 14% in the first quarter 2010 as compared to 12.9% in the first quarter 2009. The increase in operating profit margins during 2010 reflects the impact of higher sales volumes in the first quarter of 2010 compared to the first quarter of 2009 as well as costs savings attributable to the Company’s 2009 restructuring activities. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as significant 2010 transaction costs associated with completed and pending acquisitions adversely impacted year-over-year operating profit margin comparisons by 55 basis points. Management expects acquisition related charges, primarily related to the AB Sciex and Molecular Devices acquisitions, to adversely impact the Company’s operating profit margins through the balance of 2010, but at lower levels than experienced in the first quarter.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Professional Instrumentation	$1,156.9	$1,010.4
Medical Technologies	948.3	717.0
Industrial Technologies	719.9	650.1
Tools and Components	267.1	250.2

	$3,092.2	$2,627.7

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

Effective January 1, 2010 and in connection with certain changes in management responsibilities, results associated with a component of the environmental business focused on sensors and measurement commenced being reported with the Industrial Technologies segment. Previously, the results of the business were reported with the Professional Instrumentation segment. As the results of this business do not have a significant impact on either segment’s aggregate results of operations in any period presented, the Company has not restated its prior year segment information. The year-over-year change in sales as a result of this change in reporting is reflected as “inter-segment business transfer” in the table below.

Professional Instrumentation Selected Financial Data ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales	$1,156.9	$1,010.4
Operating profit	210.1	179.1
Depreciation and amortization	36.4	32.6
Operating profit as a % of sales	18.2%	17.7%
Depreciation and amortization as a % of sales	3.1%	3.2%

Components of Sales Change	% Change 1st Quarter 2010 vs. 1st Quarter 2009
Existing businesses	6.0%
Acquisitions	6.5%
Impact of currency translation	3.5%
Inter-segment business transfer	(1.5)%

Total	14.5%

Segment Overview

Sales increased in both of the segment’s strategic lines of business during the first quarter 2010 as compared to the first quarter 2009. Price increases accounted for approximately 0.5% sales growth on a year-over-year basis and that increase is reflected in the sales change from existing businesses.

Operating profit margins increased 50 basis points in the first quarter of 2010 as compared to the first quarter of 2009. The increase in operating profit margins during 2010 reflects the impact of higher sales volumes in the first quarter of 2010 compared to the first quarter of 2009 as well as year-over-year costs savings attributable to the Company’s 2009 restructuring activities. The dilutive effect of acquired businesses adversely impacted operating profit margin comparisons on a year-over-year basis by 75 basis points.

Overview of Businesses within the Professional Instrumentation Segment

Environmental. Sales from the Company’s environmental businesses, representing 53% of segment sales in the quarter, increased 15% in the first quarter of 2010 compared to the comparable period of 2009. Sales from existing businesses contributed 8.5% growth, acquisitions contributed 3.0% growth and the impact of currency translation contributed 3.5% growth on a year-over-year basis.

Sales from existing businesses in the segment’s water quality businesses grew at a high-single digit rate for the first quarter of 2010 as compared to the first quarter of 2009. Sales in the businesses’ laboratory and process instrumentation product lines grew at a high-single digit rate, led by strong demand in China and other emerging Asian economies. Double digit growth in the business’ ultraviolet water treatment product line, primarily in North America and China, reflected strength in municipal water markets and the benefit of shipments related to a significant drinking water treatment project that is expected to be substantially completed in the second quarter of 2010. Growth rates in the ultraviolet water treatment line for the remainder of 2010 are expected to be lower than those experienced in the first quarter 2010 as the project is completed.

Sales from existing businesses in the segment’s retail petroleum equipment businesses for the first quarter 2010 grew at a high-single digit rate as compared to the first quarter of 2009. Strong North American sales of the business’ point-of-sale retail and payment solutions product offerings that are being driven in part by regulatory requirements, in addition to increased sales of dispensing equipment in North America, Asia and Latin America were partially offset by sales declines in the business’ vapor recovery product offering. These regulatory requirements are expected to positively impact performance into the third quarter of 2010. Vapor recovery product offerings declined significantly on a year-over-year basis primarily due to weaker impetus from regulatory requirements in the first quarter 2010 compared to the first quarter 2009.

Test and Measurement. Test and measurement sales, representing 47% of segment sales in the quarter, increased 17.5% during the first quarter of 2010 as compared to the first quarter of 2009. Sales from existing businesses contributed 4.5% growth, acquisitions contributed 10.0% growth and the impact of currency translation contributed 3.0% growth on a year-over-year basis.

Increased demand for the business’ industrial instruments, including digital multi-meters, oscilloscopes and core thermography products drove the majority of the sales increase on a year-over-year basis. Sales were particularly strong in the North American market and in China. The Company’s network and communication business declined at a low-single digit rate on a year-over-year basis as strong demand for core network enterprise solutions was more than offset by the timing of large projects in the communications business.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer clinical and research medical professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the life sciences and diagnostics businesses as well as the dental businesses.

Medical Technologies Selected Financial Data ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales	$948.3	$717.0
Operating profit	73.4	77.1
Depreciation and amortization	37.6	28.5
Operating profit as a % of sales	7.7%	10.8%
Depreciation and amortization as a % of sales	4.0%	4.0%

Components of Sales Change	% Change 1st Quarter 2010 vs. 1st Quarter 2009
Existing businesses	4.5%
Acquisitions	23.0%
Impact of currency translation	5.0%

Total	32.5%

Segment Overview

Sales increased in both of the segment’s strategic lines of business during the first quarter 2010 as compared to the first quarter 2009. The impact of price increases across the segment was negligible on a year-over-year basis.

Operating profit margins decreased 310 basis points in the first quarter of 2010 as compared to the first quarter of 2009. The decrease in operating profit margins reflects the impact of 400 basis points of year-over-year operating profit margin declines due to acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as significant first quarter 2010 transaction costs associated with completed and pending acquisitions. Management expects acquisition related charges, primarily related to the AB Sciex and Molecular Devices acquisitions, to adversely impact the segment’s operating profit margins through the balance of 2010, but at lower levels than experienced in the first quarter. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins on a year-over-year basis by 60 basis points. Partially offsetting the impact of the these declines was the positive impact associated with higher first quarter 2010 sales volumes as compared to sales volumes in the first quarter of 2009. Year-over-year cost savings attributable to the Company’s 2009 restructuring activities also favorably impacted first quarter 2010 operating profit margins.

Overview of Businesses within the Medical Technologies Segment

Life Sciences & Diagnostics: Life sciences & diagnostics’ sales, representing 55% of segment sales in the quarter, increased 52% during the first quarter of 2010 as compared to the first quarter of 2009. Sales from existing businesses contributed 8.0% growth, acquisitions contributed 38.0% growth and the impact of currency translation contributed 6.0% growth on a year-over-year basis. Acquisition growth was primarily related to the acquisition of AB Sciex and Molecular Devices.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a mid-single digit rate in the first quarter of 2010 compared to the first quarter of 2009. Sales growth was driven by continued strong aftermarket consumable sales for the business’ installed base of blood gas analyzers. Increased sales of the business cardiac marking instrument also contributed to the year-over-year growth. Sales grew in all major geographies with growth rates in Asia outpacing growth rates in North America and Europe.

Sales from existing businesses in the segment’s life science instrumentation and pathology diagnostics business grew at a high-single digit rate in the first quarter of 2010 compared to the first quarter of 2009. The majority of the year-over-year growth was driven by increased demand for new instruments and consumable products in the pathology diagnostic business as well as stronger demand for confocal and compound microscopy equipment serving the life sciences research market. Economic stimulus funding, primarily in Japan, positively impacted first quarter 2010 sales but is not expected to have as significant an impact on future results as purchases eligible for Japanese stimulus funding were required to be completed by March 2010.

Dental: Dental sales, representing 45% of segment sales in the quarter, increased 14.5% during the first quarter of 2010 as compared to the first quarter of 2009. Sales from existing businesses contributed 2.0% growth, acquisitions contributed 8.5% growth and the impact of currency translation contributed 4.0% growth on a year-over-year basis.

Sales in the segment’s dental technologies businesses grew at a mid-single digit rate in the first quarter of 2010 as compared to the first quarter of 2009 while sales in the dental consumables businesses were essentially flat on a year-over-year basis. Growth in the dental technologies businesses was primarily attributable to increased sales in the imaging product lines due to strong demand for a recently introduced digital x-ray sensor, and to a lesser extent, increased demand for treatment units in Europe. Sales in the dental technologies’ businesses also benefited from increased demand for all major product lines in Asia during the first quarter of 2010. In the dental consumables business, increased demand for orthodontia and infection control products in the first quarter 2010 were largely offset by weaker demand for endodontic products and general dentistry consumables.

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

As indicated above, effective January 1, 2010 and in connection with certain changes in management responsibilities, results associated with a component of the environmental business focused on sensors and measurement commenced being reported with the Industrial Technologies segment. Previously, the results of the business were reported with the Professional Instrumentation segment. As the results of this business do not have a significant impact on either segment’s aggregate results of operations in any period presented, the Company has not restated its prior year segment information. The year-over-year change in sales as a result of this change in reporting is reflected as “inter-segment business transfer” in the table below.

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales	$719.9	$650.1
Operating profit	136.2	89.3
Depreciation and amortization	14.2	14.4
Operating profit as a % of sales	18.9%	13.7%
Depreciation and amortization as a % of sales	2.0%	2.2%

Components of Sales Change	% Change 1st Quarter 2010 vs. 1st Quarter 2009
Existing businesses	5.0%
Acquisitions and divestitures, net	0.5%
Impact of currency translation	3.0%
Inter-segment business transfer	2.0%

Total	10.5%

Segment Overview

Sales growth in the segment’s product identification, motion and sensors and controls businesses was partially offset by sales declines from existing businesses in certain of the segment’s niche businesses. Price increases accounted for approximately 1.5% sales growth on a year-over-year basis and are reflected in the sales change from existing businesses. Effective January 1, 2010 and in connection with certain changes in management responsibilities, the results of the integrated scanning system product line are reported as a component of the segment’s focused niche businesses. Prior to January 1, 2010, the results of this product line were reported as a component of the segment’s product identification businesses. Industrial Technologies segment results, in the aggregate, were not impacted by the reporting change.

Operating profit margins increased 520 basis points in the first quarter of 2010 as compared to the first quarter of 2009. The increase in operating profit margins during 2010 is primarily a result of year-over-year cost savings attributable to the Company’s 2009 restructuring activities as well as the impact of higher sales volumes in the first quarter of 2010 as compared to the first quarter of 2009. In addition, year-over-year operating profit margin comparisons were favorably impacted by 55 basis points due to the fourth quarter 2009 divestiture of certain lower margin businesses and product lines in connection with the Company’s restructuring activities.

Overview of Businesses within the Industrial Technologies Segment

Product Identification. The product identification businesses, representing 26% of segment sales in the quarter, increased 22.0% in the first quarter of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 11.0% growth, acquisitions contributed 5.5% growth and the impact of currency translation contributed 5.5% growth on a year-over-year basis.

Sales from existing businesses increased in the first quarter 2010 as a result of strong consumable product sales associated with the installed base of marking and coding equipment in addition to increased demand for core marking and coding equipment as customers released capital spending that was delayed in the prior year. Sales grew in all major geographies with particular strength in China and other Asian economies.

Motion. Sales in the Company’s motion businesses, representing 29% of segment sales in the quarter, increased 11.5% in the first quarter of 2010 as compared to the comparable 2009 period. Sales from existing businesses contributed 11.5% growth and the impact of currency translation contributed 4.0% growth on a year-over-year basis. Sales declines of 4.0% attributable to businesses that were divested during the fourth quarter 2009 in connection with the Company’s 2009 restructuring activities partially offset these increases. The motion businesses divested during 2009 are expected to reduce annual sales by approximately $31 million on a year-over-year basis.

Sales from existing businesses increased in the first quarter of 2010 as compared to the first quarter of 2009 primarily as a result of increased demand for products sold into the semi-conductor and electronics assembly end markets. To a lesser extent, demand also strengthened in the elevator and packaging end markets. Sales declines in the lift truck end markets partially offset these increases. Geographically, sales increased primarily in the emerging markets and China and, to a lesser extent, in North America.

Focused Niche Businesses. Sales in the Company’s niche businesses, representing 45% of segment sales in the quarter, were essentially flat in the first quarter of 2010 as compared to the comparable 2009 period as sales declines from existing businesses of 1.5% were offset by sales growth of 1.5% attributable to the impact of currency translation on reported sales.

Sales declines in the Company’s aerospace and defense and integrated scanning system businesses more than offset increased demand in the Company’s sensors and controls. The Company’s sensors and controls business grew primarily in the semi-conductor and electronic assembly end markets.

TOOLS & COMPONENTS

The Tools & Components segment is one of the largest producers and distributors of general purpose and specialty mechanics’ hand tools. Other products manufactured by the businesses in this segment include toolboxes and storage devices; diesel engine retarders; wheel service equipment and drill chucks.

Tools & Components Selected Financial Data ($ in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009
Sales	$267.1	$250.2
Operating profit	37.4	16.6
Depreciation and amortization	5.1	5.3
Operating profit as a % of sales	14.0%	6.6%
Depreciation and amortization as a % of sales	1.9%	2.1%

Components of Sales Growth	% Change 1st Quarter 2010 vs. 1st Quarter 2009
Existing businesses	8.0%
Divestitures	(1.5)%
Impact of currency translation	0.5%

Total	7.0%

Segment Overview

Sales grew in both the mechanics’ hand tools business and the segment’s niche businesses during the first quarter of 2010 as compared with the first quarter of 2009. Price increases accounted for approximately 0.5% sales growth on a year-over-year basis and are reflected in the sales change from existing businesses. The 2009 divestiture of certain businesses and product lines in connection with the Company’s 2009 restructuring activities accounted for a 1.5% sales decline on a year-over-year basis.

Operating profit margins increased 740 basis points in the first quarter of 2010 as compared to the first quarter of 2009. The increase in operating profit margins during 2010 reflects year-over-year cost savings attributable to the Company’s 2009 restructuring activities as well as higher sales volumes in the first quarter of 2010 as compared to the first quarter of 2009. First quarter 2010 operating profit margins, as compared to the first quarter 2009, were also favorably impacted by 10 basis points due to the fourth quarter 2009 divestiture of certain low margin businesses and product lines in connection with the Company’s restructuring activities. In addition, the impact of higher commodity costs and the settlement of litigation matters in certain of the segment’s businesses during the first quarter 2009 had a positive impact on year-over-year operating profit margin comparisons.

Overview of Businesses within the Tools & Components Segment

Sales from mechanics’ hand tools existing businesses, representing approximately 73% of segment sales in the quarter, increased 4.0% in the first quarter of 2010 compared to the first quarter of 2009. The growth is primarily attributable to increased sales to the retail channel. In addition, strong domestic demand in China for consumer and professional products contributed to the year-over-year increase in sales.

Sales in the segment’s existing niche businesses, representing approximately 27% of segment sales in the quarter, grew 19.0% for the first quarter of 2010 compared to the first quarter of 2009 primarily led by increased demand in the segment’s wheel service business and to a lesser extent, increased demand in the engine retarder business. Demand in the segment’s niche businesses was particularly weak throughout 2009 as a result of the general weakness in overall economic conditions.

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 2, 2010	April 3, 2009
Sales	$3,092.2	$2,627.7
Cost of sales	1,594.2	1,369.1

Gross profit	1,498.0	1,258.6
Gross profit margin	48.4%	47.9%

The year-over-year increase in 2010 gross profit margin reflects higher sales volumes in the first quarter of 2010 compared to the first quarter of 2009 as well as year-over-year cost savings attributable to the Company’s 2009 restructuring activities. The acquisition related charges recorded in the first quarter of 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of AB Sciex, Molecular Devices and certain other acquisitions adversely impacted gross profit margin comparisons by approximately 95 basis points.

OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 2, 2010	April 3, 2009
Sales	$3,092.2	$2,627.7
Selling, general and administrative expenses	877.5	757.5
Research and development expenses	187.2	160.9
SG&A as a % of sales	28.4%	28.8%
R&D as a % of sales	6.1%	6.1%

The decrease in year-over-year selling, general and administrative expenses as a percentage of sales is due primarily to increased leverage of the Company’s cost base resulting from higher sales volumes during the first quarter of 2010 as compared to the first quarter 2009. Cost savings generated from the Company’s 2009 restructuring activities were partially offset by investments in the Company’s sales growth initiatives and increased commission costs due to the higher sales volumes.

Research and development expenses as a percentage of sales were essentially flat on year-over-year basis. Overall research and development costs increased in the first quarter 2010 as compared to the first quarter 2009 due to recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 6 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $31 million in the first quarter of 2010 was approximately $7 million higher than the comparable period of 2009. The increase in interest expense in 2010 is primarily due to higher average debt levels during the first quarter of 2010 associated with the Company’s March 2009 issuance of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019.

Interest income of $1.5 million and $0.6 million was recognized in the first quarter of 2010 and 2009, respectively. Interest income increased in the first quarter 2010 as a result of higher average invested cash balances as compared to the first quarter 2009.

INCOME TAXES

The Company’s effective tax rate for the three months ended April 2, 2010 was 25.7% compared to 25% for the three months ended April 3, 2009. The effective tax rate for the first quarter 2010 is higher than the first quarter 2009 due to the expiration of the U.S. federal research and experimentation tax credit and certain foreign income tax exclusions on December 31, 2009. Legislative proposals to extend these provisions into 2010 are being discussed but the outcome is uncertain. The impact of these matters was partially offset by a net discrete tax benefit in the first quarter of 2010 of $4 million ($0.01 per diluted share). The discrete tax benefit results from the reduction of tax reserves associated with the resolution of uncertain U.S., state and non-U.S. tax positions net of a charge to write-off deferred tax assets associated with the taxation of Medicare Part D subsidies in the United States as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

Assuming legislation extending the U.S. tax provisions noted above is not enacted in 2010, the effective tax rate for the balance of 2010 is expected to be approximately 26.5% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete.” Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended April 2, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Overview of Cash Flows and Liquidity

	Three Months Ended
($ in millions)	April 2, 2010	April 3, 2009
Total operating cash flows	$393.9	$316.7

Purchases of property, plant and equipment	(38.4)	(36.4)
Cash paid for acquisitions and other investments	(1,263.2)	(34.0)
Other sources	0.3	0.3

Net cash used in investing activities	(1,301.3)	(70.1)

Proceeds from the issuance of common stock	30.3	17.2
Debt repayments, net of new borrowings (excluding March 2009 public debt offering)	(10.4)	(425.8)
Proceeds of March 2009 public debt offering	—	744.6
Payment of dividends	(13.0)	(9.6)

Net cash provided by financing activities	6.9	326.4

•	Operating cash flow, a key source of the Company’s liquidity, was $394 million for the first quarter of 2010, an increase of $78 million, or 24% as compared to the comparable period of 2009.

•	As of April 2, 2010, the Company held $806 million of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in the first quarter of 2010. The Company completed the acquisition of eight businesses during the period for total consideration of approximately $1.3 billion.

•	The Company’s 2009 restructuring activities used approximately $57 million in cash during the first quarter 2010.

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

Operating cash flow was $394 million for the first quarter of 2010, an increase of $78 million, or 24% as compared to the comparable period of 2009. The increase in operating cash flow was primarily attributable to the $63 million increase in earnings in the first quarter 2010 as compared to the first quarter 2009. In addition, operating working capital (defined by the Company as trade accounts receivable plus inventory less accounts payable) contributed $53 million of cash flow during the first quarter of 2010 as compared to contributing $46 million of cash flow in the first quarter of 2009. An increase in inventory levels associated with increased business activity was more than offset by increases in accounts receivable collections and accounts payable associated with the increased business activity. In addition, the Company received a net tax refund in the first quarter of 2010.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first quarter 2010, the Company paid $57 million related to these restructuring activities.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $1.3 billion during the first quarter of 2010 compared to $70 million of net cash used in the first quarter of 2009. In 2010, the Company expects capital spending to approximate $225 million, though actual expenditures will ultimately depend on business conditions.

As discussed above, on January 30, 2010, the Company completed the previously announced acquisitions of AB Sciex and Molecular Devices. The aggregate purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for these transactions from available cash on hand. The Company completed the acquisition of six additional businesses during the first quarter of 2010 for consideration of approximately $191 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the life sciences, environmental or sensors and controls markets. These businesses were acquired to complement existing units of the Medical Technologies, Professional Instrumentation and Industrial Technologies segments.

The aggregate annual sales of the eight businesses (including AB Sciex and Molecular Devices) acquired during the first quarter of 2010 at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $750 million.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, excess tax benefits from stock-based compensation, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $7 million during the first quarter of 2010 compared to $326 million provided during the first quarter of 2009. The year-over-year change was primarily due to the $745 million of net proceeds realized from the March 2009 issuance of the 5.40% senior notes due 2019 partially offset by the net repayment of approximately $426 million of other borrowings (primarily commercial paper) during the first quarter 2009.

For a description of the Company’s outstanding debt as of April 2, 2010, please refer to Note 6 of the Consolidated Condensed Financial Statements. As of April 2, 2010, the Company was in compliance with all of its debt covenants.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of April 2, 2010, $150 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.2% and a weighted average maturity of approximately 4 days. There was no outstanding Euro-denominated commercial paper as of April 2, 2010. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2010 (the “Supplemental Credit Facility”). There were no borrowings outstanding under either credit facility during the three months ended April 2, 2010. The Company anticipates seeking a renewal of the term of the Supplemental Credit Facility from the lender prior to its scheduled expiration.

Aggregate cash payments for dividends during the first quarter of 2010 were approximately $13 million. In addition, the Company declared a regular quarterly dividend of $0.04 per share payable on April 30, 2010 to holders of record on March 26, 2010.

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or the Credit Facilities or, subject to availability, access the capital markets as needed for liquidity. As of April 2, 2010, the Company held $806 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.7%. Of this amount, approximately $536 million was held outside the United States.

During 2010, the Company’s cash contribution requirements are expected to be approximately $37 million for its U.S. plan, however, the ultimate amounts to be contributed depend upon, among other things, underlying asset returns. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended April 2, 2010 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended April 2, 2010 to this information reported in the Company’s 2009 Annual Report on Form 10-K.

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

The Company completed the acquisitions of AB Sciex and Molecular Devices on January 30, 2010. Management considers these transactions to be material to the Company’s consolidated financial statements from the date of the acquisitions through April 2, 2010, and believes that the internal controls and procedures of AB Sciex and Molecular Devices have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of these businesses into our internal controls over financial reporting and have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include AB Sciex and Molecular Devices. The Company will report on its assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Other than the acquisitions of AB Sciex and Molecular Devices noted above, there have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended April 2, 2010 to this information reported in the Company’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the first quarter of 2010. On April 21, 2005, the Company’s Board of Directors authorized the repurchase of up to 10 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of April 2, 2010, 1,977,566 shares remain available for repurchase pursuant to this program.

During the first quarter of 2010, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 76,658 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to an existing security holder upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089).
(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089).
(3)	See Note 9, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at April 2, 2010 and December 31, 2009, (ii) Consolidated Condensed Statements of Earnings for the three months ended April 2, 2010 and April 3, 2009, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended April 2, 2010, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended April 2, 2010 and April 3, 2009, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 21, 2010	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 21, 2010	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer