Form 10-Q
period 2010-07-02
DANAHER CORP /DE/
filed 2010-07-22
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

The number of shares of common stock outstanding at July 16, 2010 was 652,622,896.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	July 2, 2010 (unaudited)	December 31, 2009 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$1,232,936	$1,721,920
Trade accounts receivable, net	2,025,978	1,916,831
Inventories:
Finished goods	606,923	474,671
Work in process	207,556	179,461
Raw material and supplies	424,214	338,884

Total inventories	1,238,693	993,016
Prepaid expenses and other current assets	547,324	588,861

Total current assets	5,044,931	5,220,628

Property, plant and equipment, net of accumulated depreciation of $1,623,819 and $1,570,586 respectively	1,163,335	1,143,331
Other assets	737,069	758,035
Goodwill	10,230,541	9,817,923
Other intangible assets, net	2,903,081	2,655,503

Total assets	$20,078,957	$19,595,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$69,964	$44,186
Trade accounts payable	1,223,890	1,051,487
Accrued expenses	1,698,047	1,665,287

Total current liabilities	2,991,901	2,760,960

Other liabilities	2,274,080	2,315,261
Long-term debt	2,754,966	2,889,023
Stockholders’ equity:
Common stock - $0.01 par value	7,256	3,589
Additional paid-in capital	2,257,068	2,074,501
Retained earnings	9,851,839	9,205,142
Accumulated other comprehensive income (loss)	(58,153)	346,944

Total stockholders’ equity	12,058,010	11,630,176

Total liabilities and stockholders’ equity	$20,078,957	$19,595,420

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Sales	$3,310,921	$2,673,609	$6,403,141	$5,301,353
Cost of sales	1,671,511	1,411,340	3,265,678	2,780,475

Gross profit	1,639,410	1,262,269	3,137,463	2,520,878

Operating costs and other:
Selling, general and administrative expenses	(907,910)	(759,823)	(1,785,365)	(1,517,318)
Research and development expenses	(197,650)	(158,500)	(384,882)	(319,395)

Operating profit	533,850	343,946	967,216	684,165

Interest expense	(29,551)	(31,329)	(60,225)	(55,386)
Interest income	1,039	1,126	2,592	1,791

Earnings before income taxes	505,338	313,743	909,583	630,570

Income taxes	(132,862)	(18,049)	(236,874)	(97,164)

Net earnings	$372,476	$295,694	$672,709	$533,406

Net earnings per share:
Basic	$0.57	$0.46	$1.03	$0.83

Diluted	$0.55	$0.44	$1.00	$0.80

Average common stock and common equivalent shares outstanding:
Basic	652,478	639,832	650,723	639,252
Diluted	682,338	669,080	681,230	668,020

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Comprehensive Income
Balance, December 31, 2009	358,922	$3,589	$2,074,501	$9,205,142	$346,944

Net earnings	—	—	—	672,709	—	$672,709
Dividends declared	—	—	—	(26,012)	—	—
Common stock based award activity	2,959	30	133,690	—	—	—
Stock dividend	362,196	3,622	(3,622)	—	—	—
Common stock issued in connection with LYONs’ conversion	1,537	15	52,499	—	—	—
Unrealized loss on available-for-sale securities (net of tax benefit of $13.8 million)	—	—	—	—	(25,671)	(25,671)
Decrease from translation of foreign financial statements	—	—	—	—	(379,426)	(379,426)

Balance, July 2, 2010	725,614	$7,256	$2,257,068	$9,851,839	$(58,153)	$267,612

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net earnings	$672,709	$533,406
Non-cash items:
Depreciation	99,325	91,657
Amortization	94,362	75,089
Stock compensation expense	40,882	45,690
Change in trade accounts receivable, net	(56,910)	203,806
Change in inventories	(164,710)	91,043
Change in accounts payable	174,294	(198,414)
Change in prepaid expenses and other assets	123,371	31,393
Change in accrued expenses and other liabilities	(51,521)	(71,326)

Net cash flows from operating activities	931,802	802,344

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(92,371)	(83,943)
Proceeds from disposals of property, plant and equipment	660	2,166
Cash paid for acquisitions	(1,398,526)	(140,368)
Cash paid for other investments	—	(50,768)

Net cash used in investing activities	(1,490,237)	(272,913)

Cash flows from financing activities:
Proceeds from issuance of common stock	92,850	46,761
Payment of dividends	(26,012)	(19,148)
Net proceeds (repayments) of borrowings (maturities of 90 days or less)	21,543	(467,881)
Proceeds of borrowings (maturities longer than 90 days)	—	744,615
Repayments of borrowings (maturities longer than 90 days)	—	(4,150)

Net provided by financing activities	88,381	300,197

Effect of exchange rate changes on cash and equivalents	(18,930)	35,929

Net change in cash and equivalents	(488,984)	865,557

Beginning balance of cash and equivalents	1,721,920	392,854

Ending balance of cash and equivalents	$1,232,936	$1,258,411

Supplemental disclosures:
Cash interest payments	$39,192	$18,387
Cash income tax payments	$114,440	$99,418

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 2, 2010 and December 31, 2009, and its results of operations and cash flows for the three and six months ended July 2, 2010 and July 3, 2009.

On May 11, 2010, the Company’s Board of Directors approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

Total comprehensive income for the periods presented was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net earnings	$372.5	$295.7	$672.7	$533.4
Change in foreign currency translation adjustment	(252.1)	262.1	(379.4)	187.3
Change in unrealized gain on available-for-sale securities, net of income tax	(37.8)	—	(25.7)	—

Comprehensive income	$82.6	$557.8	$267.6	$720.7

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

The following briefly describes the Company’s acquisition activity for the six months ended July 2, 2010. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2009, please refer to Note 2 to the Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.

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

In addition, during the first six months of 2010, the Company completed the acquisition of 12 other businesses for total consideration of approximately $334 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, environmental, life sciences, diagnostics, dental or sensors and controls markets. These businesses were acquired to complement existing units of the Professional Instrumentation, Medical Technologies and Industrial Technologies segments. The aggregate annual sales of the additional 12 businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $170 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended July 2, 2010 ($ in millions):

	AB Sciex & Molecular Devices	Others	Total
Accounts receivable	$110.0	$25.5	$135.5
Inventory	105.2	25.4	130.6
Property, plant and equipment	54.7	7.6	62.3
Goodwill	471.3	269.6	740.9
Other intangible assets, primarily trade names, customer relationships and patents	350.6	83.9	434.5
Accounts payable	(34.5)	(11.0)	(45.5)
Other assets and liabilities, net	7.6	(66.5)	(58.9)
Assumed debt	(0.9)	—	(0.9)

Net cash consideration	$1,064.0	$334.5	$1,398.5

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

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$3,320.6	$2,963.2	$6,498.7	$5,891.5
Net earnings	372.2	299.7	676.7	539.7

Diluted earnings per share	$0.55	$0.45	$1.00	$0.82

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. As a result of the new business combination accounting standards that became effective on January 1, 2009, all integration related costs, including workforce reduction and restructuring costs as well as facility closure and realignment costs, associated with acquisitions completed after December 31, 2008 are expensed as incurred. In addition, all legal, investment banking and other direct transaction costs associated with due diligence related to acquisitions pending and completed after December 31, 2008 are expensed as incurred under these new accounting standards. During the first six months of 2010, in connection with completed acquisitions, the Company has incurred $8 million of significant transaction related costs, primarily banking fees and amounts paid to third party advisers. In addition, the Company’s earnings for the six months of 2010 reflect the impact of pre-tax charges totaling $38 million associated with fair value adjustments to acquired inventory and acquired deferred revenue related to completed acquisitions.

NOTE 3. FORMATION OF JOINT VENTURE

On July 4, 2010, the Company closed the previously announced joint venture with Cooper Industries, plc (“Cooper”), combining the businesses in the Company’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $90 million of the term debt financing to purchase from the Company certain assets of the Company’s Tools business.

As of the closing of the transaction, the Company will deconsolidate the financial results of its contributed businesses and will account for its investment in the joint venture based on the equity method of accounting. As a result of the Company’s continuing involvement with the joint venture in future periods, the contributed businesses are not presented as a discontinued operation. In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company preliminarily estimates recording a pre-tax gain of approximately $300 million reflecting the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, including the $90 million in cash and the 50% interest in Apex. The final gain will be determined and recorded in the Company’s third quarter results of operations.

Prior to the closing of the transaction, sales and operating profit generated by the contributed business and included in the Company’s consolidated results of operations during the three and six months ended July 2, 2010, and the three and six months ended July 3, 2009 were as indicated in the table below ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$172.3	$147.2	$315.7	$284.8
Operating profit	22.7	21.2	41.3	28.5

NOTE 4. STOCK-BASED COMPENSATION

Stock options and RSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan, and RSUs have been issued to the Company’s CEO pursuant to an award approved by shareholders in 2003. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In May 2009, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 14 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 38 million. No more than 12 million of the 38 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price on the NYSE of the Company’s common stock on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. Most RSU awards granted prior to the third quarter of 2009 are subject to performance criteria determined by the Compensation Committee and vest (subject to satisfaction of the performance criteria) 50% on each of the fourth and fifth anniversaries of the grant date. Most RSU awards granted during or after the third quarter of 2009 vest 1/3 on each of the third, fourth and fifth anniversaries of the grant date and, if the recipient is a member of the Company’s senior management, are generally also subject to performance criteria determined by the Compensation Committee. Certain of the Company’s executive officers and other employees have been awarded RSUs with different vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. At July 2, 2010, approximately 19 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended July 2, 2010:

Risk-free interest rate	2.63 - 3.41%
Weighted average volatility	28%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$8.9	$7.5	$13.4	$13.5
Tax benefit	(3.3)	(2.6)	(5.0)	(4.7)

Restricted stock unit and restricted share expense, net of tax	$5.6	$4.9	$8.4	$8.8

Stock Options:
Pre-tax compensation expense	$15.5	$14.3	$27.5	$32.2
Tax benefit	(4.7)	(4.4)	(8.0)	(9.1)

Stock option expense, net of tax	$10.8	$9.9	$19.5	$23.1

Total Share-Based Compensation:
Pre-tax compensation expense	$24.4	$21.8	$40.9	$45.7
Tax benefit	(8.0)	(7.0)	(13.0)	(13.8)

Total share-based compensation expense, net of tax	$16.4	$14.8	$27.9	$31.9

Share-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings as payroll costs of the employees receiving the awards. As of July 2, 2010, $94 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of July 2, 2010, $147 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of July 2, 2010 and changes during the six months ended July 2, 2010 were as follows:

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2010	38,794	$27.57
Granted	2,564	$37.31
Exercised	(4,150)	$17.73
Cancelled / Forfeited	(844)	$31.44

Outstanding at July 2, 2010	36,364	$29.29	6	$277.4

Vested and Expected to Vest at July 2, 2010	35,372	$29.14	6	$274.7

Vested and Exercisable at July 2, 2010	18,169	$24.50	4	$218.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended July 2, 2010 and July 3, 2009 was $95 million and $33 million, respectively. Exercise of options during the first six months of 2010 and 2009 resulted in cash receipts of $71 million and $35 million, respectively. The Company recognized excess tax benefits of approximately $21 million and $31 million in the three and six months ended July 2, 2010, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of July 2, 2010:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	5,580	$29.53
Granted	1,015	$37.38
Vested and issued	(1,670)	$23.98
Cancelled / Forfeited	(184)	$34.31

Unvested at July 2, 2010	4,741	$32.98

The Company realized a tax benefit of approximately $0.5 million and $23.4 million, respectively, in the three and six months ended July 2, 2010 related to the vesting of restricted stock units, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2010, approximately 693 thousand shares with an aggregate value of approximately $26 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2009	$9,817.9
Acquisitions	740.9
Foreign currency translation & other	(328.3)

Balance, July 2, 2010	$10,230.5

The carrying value of goodwill by segment as of July 2, 2010 and December 31, 2009 is summarized as follows ($ in millions):

Segment	July 2, 2010	December 31, 2009
Professional Instrumentation	$4,001.9	$4,027.9
Medical Technologies	3,901.2	3,555.3
Industrial Technologies	2,133.1	2,040.4
Tools & Components	194.3	194.3

	$10,230.5	$9,817.9

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

A summary of financial assets and liabilities that are carried at fair value measured on a recurring basis as of July 2, 2010 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Available for sale securities	$179.6	—	—	$179.6

Liabilities:
Deferred compensation plans	—	$58.4	—	$58.4

Available for sale securities are measured at fair value using quoted market prices and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheet. Participants generally may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401K program in the United States. Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on their investment elections.

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

The carrying amounts and fair values of financial instruments at July 2, 2010 and December 31, 2009 were as follows ($ in millions):

	July 2, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available for sale securities	$179.6	$179.6	$219.1	$219.1

Liabilities:
Short-term borrowings	70.0	70.0	44.2	44.2
Long-term borrowings	2,755.0	3,249.8	2,889.0	3,335.0

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

NOTE 7. FINANCING TRANSACTIONS

The components of the Company’s debt as of July 2, 2010 and December 31, 2009 were as follows ($ in millions):

	July 2, 2010	December 31, 2009
U.S. dollar-denominated commercial paper	$180.0	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	627.4	715.9
5.625% notes due 2018	500.0	500.0
5.4% notes due 2019	750.0	750.0
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	589.0	634.2
Other	178.6	153.1

	2,825.0	2,933.2
Less – currently payable	70.0	44.2

	$2,755.0	$2,889.0

For a full description of the Company’s debt financing, please refer to Note 9 of the Company’s 2009 Annual Report on Form 10-K.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of July 2, 2010, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.3% and a weighted average maturity of approximately 7 days. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 (the “Credit Facility”) and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities”). There were no borrowings outstanding under either credit facility during the six months ended July 2, 2010.

The Company has classified the borrowings under the commercial paper programs at July 2, 2010 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

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

The following is a rollforward of the Company’s warranty accrual for the six months ended July 2, 2010 ($ in millions):

Balance, December 31, 2009	$124.9
Accruals for warranties issued during the period	58.3
Acquisitions	2.7
Settlements made	(58.6)

Balance, July 2, 2010	$127.3

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three months ended July 2, 2010 and July 3, 2009 respectively ($ in millions):

U.S. Pension Benefits

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	18.2	19.1	36.4	38.2
Expected return on plan assets	(20.7)	(21.1)	(41.4)	(42.2)
Amortization of loss / (gain)	5.2	2.5	10.4	5.0

Net periodic cost	$3.2	$1.1	$6.4	$2.2

Non U.S. Pension Benefits

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$2.8	$3.1	$5.7	$6.0
Interest cost	7.3	7.6	15.1	14.8
Expected return on plan assets	(4.6)	(4.6)	(9.4)	(8.9)
Amortization of loss / (gain)	0.3	0.8	0.6	1.5
Amortization of prior service credits	(0.1)	(0.1)	(0.2)	(0.2)
Other	—	0.2	—	0.8

Net periodic cost	$5.7	$7.0	$11.8	$14.0

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three months ended July 2, 2010 and July 3, 2009 respectively ($ in millions):

Other Post-Retirement Benefits

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	1.4	1.8	2.8	3.6
Amortization of prior service credits	(1.9)	(2.0)	(3.8)	(4.0)
Amortization of loss	0.3	0.8	0.6	1.6

Net periodic cost	$—	$0.9	$—	$1.8

Employer Contributions

During the six months ended July 2, 2010, the Company contributed approximately $8 million cash to the Company’s defined benefit plan in the U.S. Total expected cash contribution requirements for the U.S. plan during 2010 are expected to be approximately $37 million; however, the ultimate amounts to be contributed depend upon, among other things, underlying asset returns. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

NOTE 10. EARNINGS PER SHARE

As indicated in Note 1, on May 11, 2010, the Company’s Board of Directors approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three and six months ended July 2, 2010, approximately 600 thousand options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. For the three and six months ended July 3, 2009, approximately 6.6 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share is summarized as follows ($ in millions, except per share amounts):

	Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended July 2, 2010:

Basic EPS	$372.5	652.5	$0.57
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options	—	7.8
Incremental shares from assumed conversion of the convertible debentures	—	22.0

Diluted EPS	$375.1	682.3	$0.55

For the Three Months Ended July 3, 2009:

Basic EPS	$295.7	639.8	$0.46
Adjustment for interest on convertible debentures	2.4	—
Incremental shares from assumed exercise of dilutive options	—	5.3
Incremental shares from assumed conversion of the convertible debentures	—	24.0

Diluted EPS	$298.1	669.1	$0.44

For the Six Months Ended July 2, 2010:

Basic EPS	$672.7	650.7	$1.03
Adjustment for interest on convertible debentures	5.4	—
Incremental shares from assumed exercise of dilutive options	—	7.5
Incremental shares from assumed conversion of the convertible debentures	—	22.0

Diluted EPS	$678.1	680.2	$1.00

For the Six Months Ended July 3, 2009:

Basic EPS	$533.4	639.2	$0.83
Adjustment for interest on convertible debentures	4.9	—
Incremental shares from assumed exercise of dilutive options	—	4.8
Incremental shares from assumed conversion of the convertible debentures	—	24.0

Diluted EPS	$538.3	668.0	$0.80

There were no repurchases of equity securities during the first six months of 2010. On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (which repurchase program replaces the repurchase program that was authorized by the Board in April 2005). There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of July 2, 2010, 20 million shares remain available for repurchase pursuant to this program.

NOTE 11. RESTRUCTURING AND OTHER RELATED CHARGES

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

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with restructuring activities ($ in millions):

	Balance as of December 31, 2009	Paid / Settled	Balance as of July 2, 2010
Restructuring Charges
Employee severance and related	$105.0	$(76.6)	$28.4
Facility exit and related	16.6	(11.1)	5.5

Total Restructuring	$121.6	$(87.7)	$33.9

NOTE 12. SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Other than the impact of the AB Sciex and Molecular Devices acquisitions as described in Note 2 and, subsequent to July 2, 2010, the contribution of certain tools businesses to a joint venture as described in Note 3, there has been no material change in total assets or liabilities by segment. Effective January 1, 2010 and in connection with certain changes in management responsibilities, results associated with a component of the environmental business focused on sensors and measurement commenced being reported with the Industrial Technologies segment. Previously, the results of the business were reported with the Professional Instrumentation segment. As the results of this business do not have a significant impact on either segment’s aggregate results of operations in any period presented, the Company has not restated its prior year segment information. Segment results for the three and six months ended July 2, 2010 and July 3, 2009 are shown below ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales:
Professional Instrumentation	$1,272.9	$1,035.6	$2,429.8	$2,045.9
Medical Technologies	968.4	737.5	1,916.7	1,454.6
Industrial Technologies	768.9	647.9	1,488.8	1,298.0
Tools & Components	300.7	252.6	567.8	502.8

	$3,310.9	$2,673.6	$6,403.1	$5,301.3

Operating Profit:
Professional Instrumentation	$276.6	$155.9	$486.7	$335.1
Medical Technologies	78.6	72.2	152.0	149.3
Industrial Technologies	157.2	101.8	293.4	191.1
Tools & Components	45.6	36.6	83.0	53.2
Other	(24.2)	(22.6)	(47.9)	(44.5)

	$533.8	$343.9	$967.2	$684.2

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K, and the Consolidated Condensed Financial Statements and related Notes as of July 2, 2010.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, new product and service developments, competitive position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; general economic conditions; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; the existence, length or timing of an economic recovery; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned” and similar references to future periods.

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

OVERVIEW

General

As a result of its geographic and industry diversity, Danaher faces a variety of challenges and opportunities, including rapid technological development in most of our served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of our competitors. We operate in a highly competitive business environment in most markets, and our long-term growth will depend in particular on our ability to expand our business (including through geographical and product line expansion), identify, consummate and integrate appropriate acquisitions, develop innovative new products and services with higher gross profit margins and continue to improve operating efficiency and organizational effectiveness. We are making significant investments, organically and through acquisitions, to address the rapid pace of technological change in our served markets and to globalize our manufacturing and customer facing resources in order to be responsive to our customers throughout the world and improve the efficiency of our operations.

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased in the second quarter and first half of 2010 as compared to the comparable periods of 2009 resulting in aggregate year-over-year sales growth in both periods. The growth in sales is due in part to stabilization in global economic conditions that began in the fourth quarter 2009, easier year-over-year comparisons resulting from the recessionary economic conditions that prevailed during most of 2009, and other business-specific factors discussed below. Year-over-year sales growth during the second quarter and first half of 2010 was led by emerging markets, with particular strength in China. North America and Europe also grew on a year-over-year basis, but to a lesser extent than the emerging markets. Sales grew in the second quarter of 2010 at a higher rate than in the first quarter 2010 as economic conditions and the Company’s performance improved. Providing no significant deterioration in general economic conditions occurs, the Company expects sales to continue to grow on a year-over-year basis during the remainder of 2010 but at a moderating rate from that experienced in the second quarter of 2010.

Significant Acquisitions; Joint Venture with Cooper Industries plc

On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB Sciex”), a mass spectrometry business, and a 100% ownership position in the Molecular Devices business (“Molecular Devices”), a bioresearch and analytical instrumentation company. In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.1 billion, including debt assumed and net of cash acquired. AB Sciex and Molecular Devices now operate within the Company’s Medical Technologies segment, and are expected to increase the Medical Technologies segment’s annual revenues by approximately $650 million. The acquisition of AB Sciex significantly expands the Company’s position in the life sciences and diagnostics business and in particular establishes a position in the mass spectrometry market. AB Sciex is expected to provide additional sales and earnings growth opportunities in the Company’s Medical Technologies segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses. Company management and other personnel are devoting significant resources to the successful integration of the acquired businesses into Danaher.

On July 4, 2010, the Company closed the previously announced joint venture with Cooper Industries, plc (“Cooper”), combining the businesses in the Company’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $90 million of the term debt financing to purchase from the Company certain assets of the Company’s Tools business. As of the closing of the transaction, the Company will deconsolidate the financial results of its contributed businesses and will account for its investment in the joint venture based on the equity method of accounting. In connection with the transaction, the Company preliminarily estimates recording a pre-tax gain of approximately $300 million in accordance with accounting standards applicable to situations where control is surrendered of previously controlled subsidiaries. The final gain will be reflected in the Company’s third quarter results of operations.

Restructuring Activities

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. Substantially all restructuring activities related to the 2009 plans were completed during 2009. Remaining cash payments to be made related to the completed activities, consisting primarily of payments due to former Company employees under severance agreements, were approximately $34 million as of July 2, 2010. Management expects to realize approximately $170 million of incremental year-over-year pre-tax savings during 2010 associated with these restructuring activities.

Refer to Note 11 to the Company’s Consolidated Condensed Financial Statements and Note 17 of the Company’s 2009 Annual Report on Form 10-K for additional information related to these restructuring activities.

Currency Exchange Rates

On average, the U.S. dollar was stronger against other major currencies during the second quarter 2010 as compared to the second quarter 2009. As a result, currency exchange rates decreased reported sales for the second quarter of 2010 by approximately 1.0% as compared to the same period of 2009. If the exchange rates in effect as of July 2, 2010 prevail throughout 2010, the Company’s estimated annual 2010 revenues on a year-over-year basis would be adversely impacted by approximately 1.0%. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s sales and results of operations on an overall basis.

Despite the strengthening of the U.S. dollar in the second quarter of 2010, during the first half 2010, the U.S. dollar on average was weaker against other major currencies as compared to the first half 2009. As a result, for the six months ended July 2, 2010, currency exchange rates increased reported sales by approximately 1.0% as compared to the same period of 2009.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended July 2, 2010 increased 24.0% as compared to the comparable period of 2009. Sales from existing businesses contributed 14.0% growth, acquisitions contributed 11.0% growth and the impact of currency translation decreased reported sales by 1.0% on a year-over-year basis. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses, and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, revenues, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between us and our peers.

For the six months ended July 2, 2010, consolidated sales increased 20.5% as compared to the comparable period in 2009. Sales from existing businesses contributed 10.0% growth, acquisitions contributed 9.5% growth and the impact of currency translation contributed 1.0% growth on a year-over-year basis.

Operating profit margins were 16.1% for the three months ended July 2, 2010 compared to 12.9% in the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the second quarter of 2010 compared to the second quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Second quarter 2010 year-over-year operating margin comparisons also benefited from approximately 160 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The dilutive effect of acquired businesses partially offset these positive factors and reduced second quarter 2010 operating profit margins by approximately 130 basis points. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as significant 2010 transaction costs associated with completed acquisitions (net of acquisition related charges recorded in the comparable period of 2009) also adversely impacted year-over-year operating profit margin comparisons by 15 basis points. Management expects acquisition-related charges, primarily related to the AB Sciex and Molecular Devices acquisitions, to adversely impact the Company’s operating profit margins through the balance of 2010 but at lower levels than experienced in the first half of 2010.

Operating profit margins for the six months ended July 2, 2010 were 15.1% compared to 12.9% in the comparable period of 2009. The increase in operating profit margins during the first half of 2010 is also primarily a result of higher sales volumes in the first half of 2010 compared to the first half of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. First half 2010 year-over-year operating margin comparisons also benefited from approximately 90 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The dilutive effect of acquired businesses partially offset these positive factors and reduced first half 2010 operating profit margins by approximately 95 basis points. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as significant 2010 transaction costs associated with completed acquisitions (net of acquisition related charges recorded in the comparable period of 2009) also adversely impacted year-over-year operating profit margin comparisons by 65 basis points.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Professional Instrumentation	$1,272.9	$1,035.6	$2,429.8	$2,045.9
Medical Technologies	968.4	737.5	1,916.7	1,454.6
Industrial Technologies	768.9	647.9	1,488.8	1,298.0
Tools and Components	300.7	252.6	567.8	502.8

Total	$3,310.9	$2,673.6	$6,403.1	$5,301.3

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

Professional Instrumentation Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$1,272.9	$1,035.6	$2,429.8	$2,045.9
Operating profit	276.6	155.9	486.7	335.1
Depreciation and amortization	35.8	33.6	72.2	66.2
Operating profit as a % of sales	21.7%	15.1%	20.0%	16.4%
Depreciation and amortization as % of sales	2.8%	3.2%	3.0%	3.2%

Components of Sales Growth	Three Months Ended July 2, 2010 vs. Comparable 2009 Period	Six Months Ended July 2, 2010 vs. Comparable 2009 Period
Existing Businesses	19.0%	12.5%
Acquisitions	6.5%	7.0%
Impact of currency translation	(1.0%)	1.0%
Inter-segment business transfer	(1.5%)	(1.5%)

Total	23.0%	19.0%

Segment Overview

Sales increased in both of the segment’s strategic lines of business during the three and six months ended July 2, 2010 as compared to the comparable periods of 2009. Price increases, reflected in the sales change from existing businesses, accounted for approximately 0.5% of sales growth during both the three and six month periods.

Operating profit margins increased 660 basis points during the three months ended July 2, 2010 as compared to the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the second quarter of 2010 compared to the second quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Second quarter 2010 year-over-year operating margin comparisons also benefited from approximately 280 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of acquisition related charges recorded in the comparable period of 2009) favorably impacted year-over-year operating profit margin comparisons by 30 basis points as such charges were greater in the second quarter of 2009 than in the second quarter of 2010. The dilutive effect of acquired businesses reduced second quarter 2010 operating profit margins on a year-over-year basis by approximately 90 basis points and partially offset these favorable year-over-year factors.

Operating profit margins increased 360 basis points during the six months ended July 2, 2010 as compared to the comparable period of 2009. The increase in operating profit margins during the first half of 2010 is also primarily a result of higher sales volumes in the first half of 2010 compared to the first half of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. First half 2010 year-over-year operating margin comparisons also benefited from approximately 145 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of acquisition related charges recorded in the comparable period of 2009) favorably impacted year-over-year operating profit margin comparisons by 15 basis points as such charges were greater in the first half of 2009 than in the first half of 2010. The dilutive effect of acquired businesses reduced first half 2010 operating profit margins on a year-over-year basis by approximately 85 basis points and partially offset these favorable year-over-year factors.

Overview of Businesses within the Professional Instrumentation Segment

Environmental. Sales from the environmental businesses, representing 55% of segment sales in the three months ended July 2, 2010, increased 18.5% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 15.5% growth, acquisitions contributed 4.0% growth and the impact of currency translation decreased reported sales by 1.0% on a year-over-year basis.

Sales from the environmental businesses increased 16.5% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 12.0% growth, acquisitions contributed 3.5% growth and the impact of currency translation contributed 1.0% growth on a year-over-year basis.

Sales from existing businesses in the segment’s water quality businesses grew at a low double-digit rate during the three months ended July 2, 2010 as compared to the comparable period of 2009 and at a high-single-digit rate for the six months ended July 2, 2010. Demand for the businesses’ laboratory and process instrumentation product lines was strong in all major geographies in both the three and six month periods as compared to the comparable periods of 2009 resulting in double-digit growth in both periods. Sales in the business’ ultraviolet water treatment product line grew modestly during the three month period and at a double-digit rate during the six month period as the six month period benefited from first quarter 2010 shipments associated with a significant drinking water treatment project that has been substantially completed. Growth rates in the ultraviolet water treatment line are expected to moderate in the second half 2010.

Sales from existing businesses in the segment’s retail petroleum equipment businesses grew in excess of 20% during the three months ended July 2, 2010 as compared to the comparable period of 2009. For the six months ended July 2, 2010, sales from existing businesses increased at a mid-teens rate as compared to the comparable period of 2009. Strong North American demand for the business’ point-of-sale retail and payment solutions products, driven by changing industry standards, contributed significantly to the sales growth in both periods. Given a July 2010 deadline for compliance with these industry standards, this factor is not expected to drive comparable levels of growth during the second half of 2010. Increased demand for dispensing equipment in North America, Asia and Latin America also contributed to the year-over-year sales growth. Sales declines in the business’ vapor recovery product offerings primarily due to the weaker impact of regulatory requirements in the first half 2010 compared to the first half 2009, partially offset these increases.

Test and Measurement. Sales from the test and measurement businesses, representing 45% of segment sales in the three months ended July 2, 2010, increased 32.0% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 23.0% growth, acquisitions contributed 9.5% growth and the impact of currency translation decreased reported sales by 0.5% on a year-over-year basis.

Sales from the test and measurement businesses increased 24.5% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 13.5% growth, acquisitions contributed 10.0% growth and the impact of currency translation contributed 1.0% growth on a year-over-year basis.

During both the three and six month periods, demand increased significantly for the business’ industrial instruments, including oscilloscopes, thermography products and digital multi-meters. Sales were strong in all major geographies, with particular strength in China. In addition, inventory reductions that occurred in the first half of 2009 due to the recessionary economic conditions also have not continued into 2010 which positively impacted the year-over-year comparisons. The segment’s network and communication businesses grew at a mid-single digit and low-single digit rate for the three and six month periods, respectively, on a year-over-year basis as strong demand for core network enterprise solutions was partially offset by adverse impacts from the timing of large projects in the communications business compared to the prior year.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer clinical and research professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses the life sciences and diagnostics businesses as well as the dental businesses.

Medical Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$968.4	$737.5	$1,916.7	$1,454.6
Operating profit	78.6	72.2	152.0	149.3
Depreciation and amortization	43.4	32.4	81.0	60.9
Operating profit as a % of sales	8.1%	9.8%	7.9%	10.3%
Depreciation and amortization as % of sales	4.5%	4.4%	4.2%	4.2%

Components of Sales Growth	Three Months Ended July 2, 2010 vs. Comparable 2009 Period	Six Months Ended July 2, 2010 vs. Comparable 2009 Period
Existing Businesses	4.5%	4.5%
Acquisitions	28.5%	26.0%
Impact of currency translation	(1.5%)	1.5%

Total	31.5%	32.0%

Segment Overview

Sales increased in both of the segment’s strategic lines of business during the three and six months ended July 2, 2010 as compared to the comparable periods of 2009. The impact of price increases across the segment during both the three and six month periods was negligible on a year-over-year basis.

Operating profit margins decreased 170 basis points during the three months ended July 2, 2010 as compared to the comparable period of 2009. The dilutive effect of acquired businesses adversely impacted operating profit margins on a year-over-year basis by 265 basis points, primarily as a result of the acquisitions of AB Sciex and Molecular Devices. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of acquisition related charges recorded in the comparable period of 2009) also adversely impacted operating profit margin comparisons by 90 basis points on a year-over-year basis. Partially offsetting these adverse impacts were 85 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Year-over-year operating profit margin comparisons also reflect the favorable impact of higher sales volumes in the second quarter of 2010 compared to the second quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities.

Operating profit margins decreased 240 basis points during the six months ended July 2, 2010 as compared to the comparable period of 2009. The decrease in operating profit margins reflects the adverse impact of 240 basis points of year-over-year operating profit margin declines due to acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as significant 2010 transaction costs associated with completed acquisitions (net of acquisition related charges recorded in the comparable period of 2009). Management expects acquisition related charges, primarily related to the AB Sciex and Molecular Devices acquisitions, to adversely impact the segment’s operating profit margins through the balance of 2010, but at lower levels than experienced in the first half of 2010. The dilutive effect of acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 160 basis points. Partially offsetting these adverse impacts were 45 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Year-over-year operating profit margin comparisons also reflect the favorable impact of higher sales volumes in the second quarter of 2010 compared to the second quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities.

Overview of Businesses within the Medical Technologies Segment

Life Sciences & Diagnostics: Life sciences & diagnostics’ sales, representing 56% of segment sales in the three months ended July 2, 2010, increased 55.0% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 7.5% growth, acquisitions contributed 48.5% growth and the impact of currency translation decreased reported sales by 1.0% on a year-over-year basis. Acquisition growth was primarily related to the acquisitions of AB Sciex and Molecular Devices.

Life sciences & diagnostics’ sales increased 53.5% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 8.0% growth, acquisitions contributed 43.5% growth and the impact of currency translation contributed 2.0% growth on a year-over-year basis.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a low double-digit rate during the three months ended July 2, 2010 as compared to the comparable period of 2009 and at a mid-single digit rate for the six months ended July 2, 2010. Growth during both periods was driven by strong aftermarket consumables sales related to the business’ installed base of acute care diagnostic instrumentation. Sales growth in the second quarter also benefited from increased demand, primarily in Europe, for the business’ cardiac marker instruments and a new version of its compact blood gas analyzer. Sales in Asia were particularly strong in both periods.

Sales from existing businesses in the segment’s life science instrumentation and pathology diagnostics business grew at a mid-single digit rate during the three months ended July 2, 2010 as compared to the comparable period of 2009. For the six months ended July 2, 2010, sales grew at a high-single digit rate as compared to the comparable periods of 2009. The majority of the year-over-year growth during both periods was driven by increased demand for new instruments and consumable products in the pathology diagnostic business. Stronger demand for compound and stereo microscopy equipment serving the life sciences research and industrial markets also contributed to the year-over-year sales growth due, in part, to economic stimulus funding. The six month period, in particular, was positively impacted from economic stimulus funding in Japan as purchases eligible for Japanese stimulus funding were required to be completed by March 2010.

Dental: Dental sales, representing 44% of segment sales in the three months ended July 2, 2010, increased 10.5% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 2.0% growth, acquisitions contributed 10.0% growth and the impact of currency translation decreased reported sales by 1.5% on a year-over-year basis.

Dental sales increased 12.5% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 2.0% growth, acquisitions contributed 9.5% growth and the impact of currency translation contributed 1.0% growth on a year-over-year basis.

Sales in the segment’s dental technologies businesses grew at a low double-digit rate in the three months ended July 2, 2010 as compared to the comparable period of 2009 and at a high-single digit rate for the six months ended July 2, 2010. Growth in the dental technologies businesses during both periods was primarily attributable to increased sales in the imaging product lines as a result of strong demand for 3D equipment and a recently introduced digital x-ray sensor, and to a lesser extent, increased demand for instruments and treatment units. Sales in the dental consumables businesses declined at a mid-single digit rate and a low-single digit rate in the three and six months ended July 2, 2010, respectively. In the dental consumables business, increased sales of orthodontia products in both periods were more than offset by weak demand for general dentistry consumables, particularly in the second quarter, reflecting adjustments to inventory levels in the distribution channel despite positive end-user demand.

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

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$768.9	$647.9	$1,488.8	$1,298.0
Operating profit	157.2	101.8	293.4	191.1
Depreciation and amortization	14.3	14.3	28.4	28.7
Operating profit as a % of sales	20.4%	15.7%	19.7%	14.7%
Depreciation and amortization as % of sales	1.9%	2.2%	1.9%	2.2%

Components of Sales Growth	Three Months Ended July 2, 2010 vs. Comparable 2009 Period	Six Months Ended July 2, 2010 vs. Comparable 2009 Period
Existing Businesses	15.5%	10.5%
Acquisitions and divestitures, net	1.5%	1.0%
Impact of currency translation	(1.0%)	1.0%
Inter-segment business transfer	2.5%	2.0%

Total	18.5%	14.5%

Segment Overview

During both the three and six months ended July 2, 2010, sales growth from existing businesses in the segment’s product identification, motion and sensors and controls businesses was partially offset by sales declines from existing businesses in the aerospace and defense businesses. Price increases, reflected in the sales change from existing businesses, accounted for approximately 1.5% of sales growth during both the three and six month periods. Effective January 1, 2010 and in connection with certain changes in management responsibilities, the results of the integrated scanning system product line are reported as a component of the segment’s focused niche businesses. Prior to January 1, 2010, the results of this product line were reported as a component of the segment’s product identification businesses. Industrial Technologies segment results, in the aggregate, were not impacted by the reporting change.

Operating profit margins increased 470 basis points during the three months ended July 2, 2010 as compared to the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the second quarter of 2010 compared to the second quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Second quarter 2010 year-over-year operating margin comparisons also benefited from approximately 95 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The divestiture of certain lower margin businesses and product lines in the fourth quarter 2009 in connection with the Company’s restructuring activities also favorably impacted year-over-year operating profit margin comparisons by 45 basis points.

Operating profit margins increased 500 basis points during the six months ended July 2, 2010 as compared to the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the first half of 2010 compared to the first half of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. First half 2010 year-over-year operating margin comparisons also benefited from approximately 75 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The divestiture of certain lower margin businesses and product lines in the fourth quarter 2009 in connection with the Company’s restructuring activities also favorably impacted year-over-year operating profit margin comparisons by 50 basis points.

Overview of Businesses within the Industrial Technologies Segment

Product Identification. Sales from the product identification businesses, representing 26% of segment sales in the three months ended July 2, 2010, increased 22.5% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 15.5% growth, acquisitions contributed 7.5% growth and the impact of currency translation decreased reported sales by 0.5% on a year-over-year basis.

Sales in the product identification businesses increased 22.0% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 13.5% growth, acquisitions contributed 6.5% growth and the impact of currency translation contributed 2.0% growth on a year-over-year basis

Sales from existing businesses increased during both the three and six month periods of 2010 as a result of strong consumable product sales associated with the installed base of marking and coding equipment in addition to increased demand for core marking and coding equipment as customers released capital spending that was delayed in the prior year. Sales grew in all major geographies with particular strength in emerging markets as aggregate year-over-year growth in these regions exceeded 20% in both periods.

Motion. Sales in the segment’s motion businesses, representing 28% of segment sales in the three months ended July 2, 2010, increased 30.0% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 34.0% growth on a year-over-year basis. Sales declines of 3.5% attributable to businesses that were divested during the fourth quarter 2009 in connection with the Company’s 2009 restructuring activities partially offset the increased sales from existing businesses. The motion businesses divested during 2009 are expected to reduce annual sales by approximately $31 million on a year-over-year basis. In addition, the impact of currency translation decreased reported sales 0.5% on a year-over-year basis.

Sales in the segment’s motion businesses increased 20.5% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 22.0% growth and the impact of currency translation contributed 2.0% growth on a year-over-year basis. Sales declines of 3.5% attributable to businesses that were divested during the fourth quarter 2009 in connection with the Company’s 2009 restructuring activities partially offset these increases.

Sales from existing businesses increased in both the three and six month periods of 2010 in the majority of end markets served due primarily to the general economic recovery. While growth was broad-based, product sales into the semi-conductor and electronics assembly end markets grew most significantly in both periods. Sales increased in all major geographies.

Focused Niche Businesses. Sales in the segment’s niche businesses, representing 46% of segment sales in the three months ended July 2, 2010, increased 7.0% in the second quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 6.5% growth, acquisitions contributed 1.5% growth and the impact of currency translation decreased reported sales by 1.0% on a year-over-year basis.

Sales in the segment’s niche businesses increased 3.5% in the first half of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 2.5% growth, acquisitions contributed 1.0% growth on a year-over-year basis and the impact of currency translation was negligible.

Increased sales in the segment’s sensors and controls business during both the three and six-month periods more than offset sales declines in the Company’s aerospace and defense businesses.

TOOLS & COMPONENTS

As discussed above, on July 4, 2010, the Company closed the previously announced joint venture with Cooper Industries, plc (Cooper), combining the businesses in the Company’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). As of the closing of the transaction, the Company deconsolidated the financial results of its contributed businesses and will account for its investment in the joint venture based on the equity method of accounting. Since the joint venture transaction closed as of the beginning of the third quarter, the second quarter results discussed below reflect the Tools & Components segment as it existed prior to the closing of the joint venture.

Tools & Components Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$300.7	$252.6	$567.8	$502.8
Operating profit	45.6	36.6	83.0	53.2
Depreciation and amortization	5.0	5.6	10.1	10.9
Operating profit as a % of sales	15.2%	14.5%	14.6%	10.6%
Depreciation and amortization as % of sales	1.7%	2.2%	1.8%	2.2%

Components of Sales Growth	Three Months Ended July 2, 2010 vs. Comparable 2009 Period	Six Months Ended July 2, 2010 vs. Comparable 2009 Period
Existing Businesses	20.0%	14.0%
Divestitures	(1.5%)	(1.5%)
Impact of currency translation	0.5%	0.5%

Total	19.0%	13.0%

Segment Overview

Sales grew in both the mechanics’ hand tools business and the segment’s niche businesses during the three and six months ended July 2, 2010 as compared to the comparable periods of 2009. Price increases, reflected in the sales change from existing businesses, accounted for approximately 0.5% of sales growth during both the three and six month periods. The fourth quarter 2009 divestiture of certain businesses and product lines in connection with the Company’s 2009 restructuring activities accounted for a 1.5% sales decline on a year-over-year basis for both the three and six month periods.

Operating profit margins increased 70 basis points during the three months ended July 2, 2010 as compared to the comparable period of 2009. Second quarter 2010 year-over-year operating margin comparisons benefited from approximately 70 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The divestiture of certain lower margin businesses and product lines in the fourth quarter of 2009 favorably impacted year-over-year operating profit margin comparisons by 10 basis points. Operating margin benefits associated with increased sales volumes in the period were offset by higher commodity costs.

Operating profit margins increased 400 basis points during the six months ended July 2, 2010 as compared to the comparable period of 2009. The increase in operating profit margins during the first half of 2010 is primarily a result of higher sales volumes in the first half of 2010 compared to the first half of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. First half 2010 year-over-year operating margin comparisons also benefited from approximately 35 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. First half 2010 year-over-year operating profit margins also benefited by 5 basis points from the fourth quarter 2009 divestiture of certain low margin businesses and product lines. In addition, the settlement of litigation matters in certain of the segment’s businesses during the first quarter 2009 had a positive impact on year-over-year operating profit margin comparisons.

Overview of Businesses within the Tools & Components Segment

Sales from mechanics’ hand tools existing businesses, representing 73% of segment sales in the three months ended July 2, 2010, grew 13.5% in the second quarter as compared to the comparable period of 2009 and grew 9.0% in the first half of 2010. The growth in both periods is primarily attributable to increased sales to the retail channel. Sales growth during the three month period also benefited from increased demand in the industrial and professional end markets. In addition, strong domestic demand during both periods in China for consumer and professional products contributed to the year-over-year increase in sales.

Sales in the segment’s existing niche businesses, representing 27% of segment sales in the three months ended July 2, 2010, grew 43.0% in the second quarter as compared to the comparable period of 2009 and grew 30.5% in the first half of 2010. Sales growth during both periods was primarily led by increased demand in the segment’s engine retarder business and, to a lesser extent, increased demand in the wheel service business.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$3,310.9	$2,673.6	$6,403.1	$5,301.4
Cost of sales	1,671.5	1,411.3	3,265.7	2,780.5

Gross profit	1,639.4	1,262.3	3,137.4	2,520.9
Gross profit margin	49.5%	47.2%	49.0%	47.6%

The year-over-year increase in gross profit margin in the three and six months ended July 2, 2010 reflects the impact of higher sales volumes during both periods as compared to the comparable periods of 2009 as well as year-over-year cost savings attributable to the Company’s 2009 restructuring activities. Gross profit margins in the three and six months ended July 3, 2009 reflect approximately 35 and 25 basis points, respectively, associated with costs incurred in connection with the Company’s 2009 restructuring actions. Acquisition related charges recorded in the three and six month ended July 2, 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of AB Sciex, Molecular Devices and certain other acquisitions adversely impacted gross profit margin comparisons by approximately 15 and 45 basis points, respectively.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Sales	$3,310.9	$2,673.6	$6,403.1	$5,301.4
Selling, general and administrative expenses	907.9	759.8	1,785.4	1,517.3
Research and development expenses	197.7	158.5	384.9	319.4
SG&A as % of sales	27.4%	28.4%	27.9%	28.6%
R&D as % of sales	6.0%	5.9%	6.0%	6.0%

The decreases in year-over-year selling, general and administrative expenses as a percentage of sales in the three and six months ended July 2, 2010 reflect the benefit of approximately 125 and 65 basis points, respectively, associated with costs incurred in connection with the Company’s 2009 restructuring actions that did not repeat in 2010. In addition, selling, general and administrative expenses as a percentage of sales benefited from increased leverage of the Company’s cost base resulting from higher sales volumes during both periods as compared to the comparable periods of 2009. Largely offsetting these positive impacts to selling, general and administrative expenses as a percentage of sales on a year-over-year basis were continuing investments in the Company’s sales growth initiatives, increased commission costs due to the higher sales volumes and the dilutive effect of certain recently acquired businesses and those businesses’ higher relative operating expense structures.

Research and development expenses as a percentage of sales were essentially flat on year-over-year basis in both the three and six month periods. Overall research and development costs increased in both periods as compared to the prior year comparable periods due to recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives. With the contribution of most of the Company’s Tools and Components businesses to the Apex joint venture, the Company anticipates that research and development expenses as a percentage of sales will increase in future periods as the contributed businesses have historically lower research and development spending as a percentage of sales relative to the overall Company average.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $29.6 million in the three months ended July 2, 2010 was approximately $1.7 million lower than the comparable period of 2009. Interest expense of $60.2 million in the six months ended July 2, 2010 was approximately $4.8 million higher than the comparable period of 2009. The slight decrease in interest expense in the three month period is a result of favorable impact of the strengthening U.S. dollar on the Company’s accrued interest expense that is payable in July associated with its Euro-denominated debt. The increase in interest expense during the six month period is primarily associated with higher average debt levels during the first half of 2010 as compared to the first half of 2009 due to the Company’s March 2009 issuance of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019.

Interest income of $1.0 million and $2.6 million in the three and six months ended July 2, 2010 was essentially flat compared to the comparable periods of 2009.

INCOME TAXES

The effective income tax rate was 26.3% and 26.0% in the three and six months ended July 2, 2010, respectively, as compared to 5.8% and 15.4% in the three and six months ended July 3, 2009, respectively. The effective tax rates for the three and six months ended July 3, 2009 reflect a benefit of $60.5 million ($0.09 per diluted share), recorded during the second quarter 2009, primarily related to the reduction of previously provided reserves associated with uncertain tax positions as various international and domestic tax positions were resolved in favor of the Company during that period.

In addition, the effective tax rates for the three and six months ended July 2, 2010 are higher than the effective rates in the comparable periods of 2009 due to the expiration of the U.S. federal research and experimentation tax credit and certain foreign income tax exclusions on December 31, 2009. Legislative proposals to extend these provisions into 2010 are being discussed but the outcome is uncertain. The impact of these matters was partially offset by a net discrete tax benefit in the first quarter of 2010 of $4 million ($0.01 per diluted share). The discrete tax benefit results from the reduction of tax reserves associated with the resolution of uncertain U.S., state and non-U.S. tax positions net of a charge to write-off deferred tax assets associated with the taxation of Medicare Part D subsidies in the United States as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

Assuming legislation extending the U.S. tax provisions noted above is not enacted in 2010, the effective tax rate for the balance of 2010 is expected to be approximately 26.5% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete” as well as any impact associated with the gain on the formation of the Apex joint venture which is currently being evaluated. Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended July 2, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Overview of Cash Flows and Liquidity

($ in millions)	Six Months Ended
	July 2, 2010	July 3, 2009

Total operating cash flows	$931.8	$802.3

Purchases of property, plant and equipment	(92.4)	(83.9)
Cash paid for acquisitions	(1,398.5)	(140.4)
Other (uses) sources	0.7	(48.6)

Net cash used in investing activities	(1,490.2)	(272.9)

Proceeds from the issuance of common stock	92.9	46.7
Debt proceeds (repayments), net of new borrowings (excluding March 2009 public debt offering)	21.5	(472.0)
Proceeds of March 2009 public debt offering	—	744.6
Payment of dividends	(26.0)	(19.1)

Net cash provided by financing activities	88.4	300.2

•	Operating cash flow, a key source of the Company’s liquidity, was $932 million for the first half of 2010, an increase of $130 million, or 16% as compared to the comparable period of 2009.

•	As of July 2, 2010, the Company held $1.2 billion of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in the first half of 2010. The Company completed the acquisition of 14 businesses during the period for total consideration of approximately $1.4 billion.

•	The Company’s 2009 restructuring activities used approximately $88 million in cash during the first half of 2010.

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

Operating cash flow was $932 million for the six months ended July 2, 2010, an increase of $130 million, or 16% as compared to the comparable period of 2009. The increase in operating cash flow was primarily attributable to the $139 million increase in earnings in the first half of 2010 as compared to the first half of 2009. The Company’s trade accounts receivable, inventory and accounts payable in aggregate used $47 million of cash flow during the first half of 2010 as compared to contributing $96 million of cash flow in the first half of 2009. The increased use of cash reflects increased inventory and accounts receivable levels, partially offset by increased accounts payable, associated with increased business activity.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first half 2010, the Company paid $88 million related to these restructuring activities.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $1.5 billion during the first half of 2010 compared to $273 million of net cash used in the first half of 2009. In 2010, the Company expects capital spending to approximate $225 million, though actual expenditures will ultimately depend on business conditions.

As discussed above, on January 30, 2010, the Company completed the acquisitions of AB Sciex and Molecular Devices. The aggregate purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for these transactions from available cash on hand. The Company completed the acquisition of 12 additional businesses during the first half of 2010 for consideration of approximately $335 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, environmental, life sciences, diagnostics, dental or sensors and controls markets. These businesses were acquired to complement existing units of the Medical Technologies, Professional Instrumentation and Industrial Technologies segments.

The aggregate annual sales of the 14 businesses (including AB Sciex and Molecular Devices) acquired during the first half of 2010 at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $820 million.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, excess tax benefits from stock-based compensation, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $88 million during the first half of 2010 compared to $300 million provided during the first half of 2009. The year-over-year change was primarily due to the $745 million of net proceeds realized from the March 2009 issuance of the 5.40% senior notes due 2019 partially offset by the net repayment of approximately $426 million of other borrowings (primarily commercial paper) during the first half of 2009.

For a description of the Company’s outstanding debt as of July 2, 2010, please refer to Note 7 of the Consolidated Condensed Financial Statements. As of July 2, 2010, the Company was in compliance with all of its debt covenants.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of July 2, 2010, $180 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.3% and a weighted average maturity of approximately 7 days. There was no outstanding Euro-denominated commercial paper as of July 2, 2010. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 (the “Credit Facility”) and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities”). There were no borrowings outstanding under either credit facility during the six months ended July 2, 2010.

Aggregate cash payments for dividends during the first half of 2010 were approximately $26 million. In addition, the Company declared a regular quarterly dividend of $0.02 per share payable on July 30, 2010 to holders of record on June 25, 2010.

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or the Credit Facilities or, subject to availability, access the capital markets as needed for liquidity. As of July 2, 2010, the Company held $1.2 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.4%. Of this amount, approximately $770 million was held outside the United States.

During the second quarter 2010, the Company contributed approximately $8 million cash to the Company’s defined benefit plan in the U.S. Total expected cash contribution requirements for the U.S. plan during 2010 are expected to be approximately $37 million; however, the ultimate amounts to be contributed depend upon, among other things, underlying asset returns. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

On May 11, 2010, the Company’s Board of Directors approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended July 2, 2010 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended July 2, 2010 to this information reported in the Company’s 2009 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Relating to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended July 2, 2010 to this information reported in the Company’s 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the second quarter of 2010. On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (which repurchase program replaces the repurchase program that was authorized by the Board in April 2005). There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of July 2, 2010, 20 million shares remain available for repurchase pursuant to this program.

During the second quarter of 2010, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 1,811,583 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Exchange Act 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Amended and Restated Interchange Agreement dated July 15, 2010 by and between Danaher Corporation and Joust Capital, LLC (3)

11.1	Computation of per-share earnings (4)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089).
(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089).
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an amended and restated interchange agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.1 except as to the name of the counterparty (Joust Capital II, LLC).
(4)	See Note 10, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 21, 2010	By:	/s/ Daniel L. Comas
Daniel L. Comas Executive Vice President and Chief Financial Officer

Date: July 21, 2010	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer