Form 10-Q/A
period 2010-07-02
DANAHER CORP /DE/
filed 2010-08-11
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☒	Non-accelerated filer	☐

Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of common stock outstanding at July 16, 2010 was 652,622,896.

DANAHER CORPORATION

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2010 is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the Form 10-Q, and this Amendment No. 1 does not reflect events occurring subsequent to the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Amended and Restated Interchange Agreement dated July 15, 2010 by and between Danaher Corporation and Joust Capital, LLC (3)

11.1	Computation of per-share earnings (4)

12.1	Calculation of ratio of earnings to fixed charges (3)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089).
(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089).
(3)	Filed as exhibit to Danaher’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010.
(4)	See Note 10, “Earnings Per Share”, to the Consolidated Condensed Financial Statements included in Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010.
(5)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at July 2, 2010 and December 31, 2009, (ii) Consolidated Condensed Statements of Earnings for the three months ended July 2, 2010 and July 3, 2009, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended July 2, 2010, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended July 2, 2010 and July 3, 2009, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: August 9, 2010	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer