Form 10-Q
period 2010-10-01
DANAHER CORP /DE/
filed 2010-10-21
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

The number of shares of common stock outstanding at October 15, 2010 was 653,954,253.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	October 1, 2010 (unaudited)	December 31, 2009 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$1,635,041	$1,721,920
Trade accounts receivable, net	2,032,661	1,916,831
Inventories:
Finished goods	606,925	474,671
Work in process	219,148	179,461
Raw material and supplies	418,822	338,884

Total inventories	1,244,895	993,016
Prepaid expenses and other current assets	548,026	588,861

Total current assets	5,460,623	5,220,628

Property, plant and equipment, net of accumulated depreciation of $1,495,863 and $1,570,586 respectively	1,153,431	1,143,331
Investment in joint venture	498,500	—
Other assets	837,513	758,035
Goodwill	10,476,778	9,817,923
Other intangible assets, net	3,070,990	2,655,503

Total assets	21,497,835	$19,595,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$39,483	$44,186
Trade accounts payable	1,178,865	1,051,487
Accrued expenses	1,861,079	1,665,287

Total current liabilities	3,079,427	2,760,960

Other liabilities	2,424,216	2,315,261
Long-term debt	2,822,259	2,889,023
Stockholders’ equity:
Common stock - $0.01 par value	7,269	3,589
Additional paid-in capital	2,307,548	2,074,501
Retained earnings	10,485,199	9,205,142
Accumulated other comprehensive income	371,917	346,944

Total stockholders’ equity	13,171,933	11,630,176

Total liabilities and stockholders’ equity	$21,497,835	$19,595,420

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Sales	$3,190,193	$2,750,693	$9,593,334	$8,052,046
Cost of sales	1,541,337	1,429,736	4,807,015	4,210,211

Gross profit	1,648,856	1,320,957	4,786,319	3,841,835

Operating costs and other:
Selling, general and administrative expenses	(884,165)	(782,438)	(2,669,530)	(2,299,756)
Research and development expenses	(202,591)	(159,040)	(587,473)	(478,435)
Earnings from unconsolidated joint venture	10,550	—	10,550	—
Other income	—	85,118	—	85,118

Operating profit	572,650	464,597	1,539,866	1,148,762

Non-operating income (expense):
Gain on contribution of businesses to joint venture	291,037	—	291,037	—
Interest expense	(31,903)	(31,842)	(92,128)	(87,228)
Interest income	1,777	1,594	4,369	3,385

Earnings before income taxes	833,561	434,349	1,743,144	1,064,919

Income taxes	(187,126)	(82,986)	(424,000)	(180,150)

Net earnings	$646,435	$351,363	$1,319,144	$884,769

Net earnings per share:
Basic	$0.99	$0.55	$2.02	$1.39

Diluted	$0.95	$0.53	$1.95	$1.33

Average common stock and common equivalent shares outstanding:
Basic	654,599	642,186	651,995	637,038
Diluted	683,431	672,536	681,964	669,526

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value				Comprehensive Income
Balance, December 31, 2009	358,922	$3,589	$2,074,501	$9,205,142	$346,944

Net earnings	—	—	—	1,319,144	—	$1,319,144
Dividends declared	—	—	—	(39,087)	—	—
Common stock based award activity	4,179	42	183,102	—	—	—
Stock dividend	362,196	3,622	(3,622)	—	—	—
Common stock issued in connection with LYONs’ conversion	1,577	16	53,567	—	—	—
Unrealized gain on available-for-sale securities (net of tax expense of $10.1 million)	—	—	—	—	18,677	18,677
Increase from translation of foreign financial statements	—	—	—	—	6,296	6,296

Balance, October 1, 2010	726,874	$7,269	$2,307,548	$10,485,199	$371,917	$1,344,117

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net earnings	$1,319,144	$884,769
Non-cash items:
Depreciation	146,367	138,506
Amortization	144,717	113,891
Stock compensation expense	65,954	66,924
Earnings from unconsolidated joint venture	(10,550)	—
Pre-tax gain on contribution of businesses to joint venture	(291,037)	—
Consideration received in shares	—	(84,749)
Change in trade accounts receivable, net	(76,575)	145,814
Change in inventories	(207,567)	112,590
Change in accounts payable	186,037	(146,746)
Change in prepaid expenses and other assets	119,097	108,591
Change in accrued expenses and other liabilities	115,482	(34,098)

Net cash flows from operating activities	1,511,069	1,305,492

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(145,256)	(115,414)
Proceeds from disposals of property, plant and equipment	738	3,387
Proceeds from contribution of businesses to joint venture	45,226	—
Cash paid for acquisitions	(1,568,068)	(281,369)
Cash paid for other investments	—	(50,768)

Net cash used in investing activities	(1,667,360)	(444,164)

Cash flows from financing activities:
Proceeds from issuance of common stock	117,200	96,591
Payment of dividends	(39,087)	(28,776)
Net repayments of borrowings (maturities of 90 days or less)	(9,131)	(457,095)
Proceeds of borrowings (maturities longer than 90 days)	—	744,615
Repayments of borrowings (maturities longer than 90 days)	—	(6,827)

Net cash flows from financing activities	68,982	348,508

Effect of exchange rate changes on cash and equivalents	430	33,541

Net change in cash and equivalents	(86,879)	1,243,377

Beginning balance of cash and equivalents	1,721,920	392,854

Ending balance of cash and equivalents	$1,635,041	$1,636,231

Supplemental disclosures:
Cash interest payments	$104,941	$86,185
Cash income tax payments	$177,628	$159,593

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

In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at October 1, 2010 and December 31, 2009, and its results of operations and cash flows for the three and nine month periods ended October 1, 2010 and October 2, 2009.

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

Total comprehensive income for the periods presented was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net earnings	$646.4	$351.4	$1,319.1	$884.8
Change in foreign currency translation adjustment	(370.7)	161.1	6.3	348.3
Unrealized gain on available-for-sale securities, net of income tax	44.3	34.1	18.7	34.1

Comprehensive income	$320.0	$546.6	$1,344.1	$1,267.2

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

The following briefly describes the Company’s acquisition activity for the nine months ended October 1, 2010. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2009, please refer to Note 2 to the Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.

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

In addition, during the first nine months of 2010, the Company completed the acquisition of 13 other businesses for total consideration of approximately $507 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, environmental, life sciences and diagnostics, dental or sensors and controls markets. These businesses were acquired to complement existing units of the Professional Instrumentation, Medical Technologies and Industrial Technologies segments. The aggregate annual sales of the additional 13 businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $250 million.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended October 1, 2010 ($ in millions):

	AB Sciex & Molecular Devices	Others	Total
Accounts receivable	$109.9	$47.8	$157.7
Inventory	105.7	31.9	137.6
Property, plant and equipment	54.6	13.8	68.4
Goodwill	470.1	375.1	845.2
Other intangible assets, primarily trade names, customer relationships and patents	350.6	217.9	568.5
Accounts payable	(35.8)	(14.2)	(50.0)
Other assets and liabilities, net	6.9	(165.3)	(158.4)
Assumed debt	(0.9)	—	(0.9)

Net cash consideration	$1,061.1	$507.0	$1,568.1

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

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$3,206.7	$3,048.4	$9,757.1	$8,972.0
Net earnings	646.2	351.7	1,321.5	882.7

Diluted earnings per share	$0.95	$0.53	$1.95	$1.33

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. As a result of the new business combination accounting standards that became effective on January 1, 2009, all integration related costs, including workforce reduction and restructuring costs as well as facility closure and realignment costs, associated with acquisitions completed after December 31, 2008 are expensed as incurred. In addition, all legal, investment banking and other direct transaction costs associated with due diligence related to acquisitions pending and completed after December 31, 2008 are expensed as incurred under these accounting standards. During the first nine months of 2010, in connection with completed acquisitions, the Company has incurred $8 million of significant transaction related costs, primarily banking fees and amounts paid to third party advisers. In addition, the Company’s earnings for the first nine months of 2010 reflect the impact of pre-tax charges totaling $46 million associated with fair value adjustments to acquired inventory and acquired deferred revenue related to completed acquisitions.

NOTE 3. FORMATION OF JOINT VENTURE

On July 4, 2010, the Company closed the previously announced joint venture with Cooper Industries, plc (“Cooper”), combining the businesses in the Company’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Neither joint venture partner controls the significant operating and financing activities of Apex. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $45.2 million of the term debt financing to purchase from the Company certain assets of the Company’s Tools business. In addition, the Company has receivables from Apex totaling approximately $44.8 million to consideration due to the Company in connection with the formation of the joint venture.

In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $232.2 million gain ($0.34 per diluted share) during the third quarter 2010 associated with the transaction. The gain is computed as the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, consisting of $45.2 million in cash, a receivable of $44.8 million from Apex and the 50% interest in Apex as indicated in the table below ($ in millions):

Fair value of consideration received:
Fair value of 50% equity interest received	$480.0
Cash received	45.2
Receivable from joint venture	44.8

Total fair value of consideration received	570.0

Less: book value of net assets contributed	(279.0)

Pre-tax gain on contribution to joint venture	291.0

Income taxes	(58.8)

After-tax gain on contribution to joint venture	$232.2

As of the closing of the transaction, the Company deconsolidated its contributed businesses and accounts for its investment in the joint venture based on the equity method of accounting. As a result of the Company’s continuing involvement with the joint venture in future periods, the contributed businesses are not presented as a discontinued operation. The Company recorded its equity in the earnings of Apex of $10.5 million, reflecting its 50% ownership position, during the three months ended October 1, 2010 which is reflected in the results of the Company’s Tools & Components segment.

Sales and operating profit generated by the contributed business prior to the closing of the transaction and included in the Company’s consolidated results of operations during the nine months ended October 1, 2010, and the three and nine months ended October 2, 2009 were as indicated in the table below:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$—	$156.6	$315.7	$441.4
Operating profit	—	23.6	41.3	52.1

NOTE 4. STOCK-BASED COMPENSATION

Stock options and RSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In May 2009, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 14 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 38 million. No more than 12 million of the 38 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. At October 1, 2010, approximately 17 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The estimated fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the nine months ended October 1, 2010:

Risk-free interest rate	2.17 - 3.41%
Weighted average volatility	27.6%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$9.9	$8.0	$23.3	$21.5
Tax benefit	(3.7)	(2.8)	(8.7)	(7.5)

Restricted stock unit and restricted share expense, net of tax	$6.2	$5.2	$14.6	$14.0

Stock Options:
Pre-tax compensation expense	$15.2	$13.2	$42.7	$45.4
Tax benefit	(4.6)	(4.0)	(12.6)	(13.1)

Stock option expense, net of tax	$10.6	$9.2	$30.1	$32.3

Total Share-Based Compensation:
Pre-tax compensation expense	$25.1	$21.2	$66.0	$66.9
Tax benefit	(8.3)	(6.8)	(21.3)	(20.6)

Total share-based compensation expense, net of tax	$16.8	$14.4	$44.7	$46.3

Share based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings as payroll costs of the employees receiving the awards. As of October 1, 2010, $106 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of October 1, 2010, $148 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

Option activity under the Company’s stock plans as of October 1, 2010 and changes during the nine months ended October 1, 2010 were as follows:

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2010	38,794	$27.57
Granted	4,125	$37.31
Exercised	(5,266)	$17.73
Cancelled / Forfeited	(1,052)	$31.44

Outstanding at October 1, 2010	36,601	$29.29	6	$386.5

Vested and Expected to Vest at October 1, 2010	35,555	$29.69	6	$381.3

Vested and Exercisable at October 1, 2010	19,942	$25.99	4	$287.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended October 1, 2010 and October 2, 2009 was $113 million and $70 million, respectively. Exercise of options during the first nine months of 2010 and 2009 resulted in cash receipts of $94 million and $70 million, respectively. The Company recognized excess tax benefits of approximately $6 million and $37 million in the three and nine months ended October 1, 2010, respectively, related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of October 1, 2010:

	Number of RSUs /Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	5,580	$29.53
Granted	1,632	$37.38
Cancelled / Forfeited	(277)	$34.31
Vested and issued	(1,795)	$23.98

Unvested at October 1, 2010	5,140	$32.98

The Company realized a tax benefit of approximately $1.7 million and $25.1 million in the three and nine months ended October 1, 2010 related to the vesting of restricted stock units, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first nine months of 2010, approximately 737 thousand shares with an aggregate value of approximately $28 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2009	$9,817.9
Acquisitions	845.3
Dispositions / joint venture formation	(173.7)
Foreign currency translation & other	(12.7)

Balance, October 1, 2010	$10,476.8

Adjustments to purchase price allocations are a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price.

The carrying value of goodwill by segment as of October 1, 2010 and December 31, 2009 is summarized as follows ($ in millions):

Segment	October 1, 2010	December 31, 2009
Professional Instrumentation	$4,197.1	$4,027.9
Medical Technologies	4,102.5	3,555.3
Industrial Technologies	2,156.6	2,040.4
Tools & Components	20.6	194.3

	$10,476.8	$9,817.9

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

A summary of financial assets and liabilities that are carried at fair value measured on a recurring basis as of October 1, 2010 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Available for sale securities	$247.9	—	—	$247.9

Liabilities:
Deferred compensation plans	—	$62.1	—	$62.1

Available for sale securities are measured at fair value using quoted market prices and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheet. Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401K program in the United States (except that the earnings rates for amounts deferred by the Company’s directors are based on changes in the value of Danaher’s common stock). Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on their investment elections.

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

The carrying amounts and fair values of financial instruments at October 1, 2010 and December 31, 2009 were as follows ($ in millions):

	October 1, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available for sale securities	$247.9	$247.9	$219.1	$219.1

Liabilities:
Short-term borrowings	39.5	39.5	44.2	44.2
Long-term borrowings	2,822.3	3,377.9	2,889.0	3,335.0

The above fair values were computed based on quoted market prices. Differences in fair value from carrying amounts of long-term borrowings are attributable to changes in interest and/or credit rates subsequent to the incurrence of such borrowings. The available for sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The fair values of cash and cash equivalents, accounts receivable, net, short term borrowings and accounts payable approximate their respective carrying amounts due to the short term maturities of these instruments and therefore are not reflected in the table above.

NOTE 7. FINANCING TRANSACTIONS

The components of the Company’s debt as of October 1, 2010 and December 31, 2009 were as follows ($ in millions):

	October 1, 2010	December 31, 2009
U.S. dollar-denominated commercial paper	$180.0	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	689.1	715.9
5.625% notes due 2018	500.0	500.0
5.4% notes due 2019	750.0	750.0
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	591.5	634.2
Other	151.2	153.1

Total borrowings	2,861.8	2,933.2
Less – currently payable	39.5	44.2

Total long-term portion of borrowings	$2,822.3	$2,889.0

For a full description of the Company’s debt financing, please refer to Note 9 of the Company’s 2009 Annual Report on Form 10-K.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of October 1, 2010, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 13 days. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011. There were no borrowings outstanding under either credit facility during the nine months ended October 1, 2010.

The Company has classified the borrowings under the commercial paper programs at October 1, 2010 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended October 1, 2010 ($ in millions):

Balance, December 31, 2009	$124.9
Accruals for warranties issued during the period	92.3
Acquisitions	2.8
Dispositions / joint venture formation	(6.1)
Settlements made	(85.9)

Balance, October 1, 2010	$128.0

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three and nine months ended October 1, 2010 and October 2, 2009 respectively ($ in millions):

U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$0.5	$0.4	$1.5	$1.6
Interest cost	17.4	18.9	53.8	57.1
Expected return on plan assets	(20.7)	(21.0)	(62.1)	(63.2)
Amortization of loss / (gain)	4.6	2.3	15.0	7.3

Net periodic cost	$1.8	$0.6	$8.2	$2.8

Non U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$2.9	$3.2	$8.6	$9.2
Interest cost	7.5	7.9	22.6	22.7
Expected return on plan assets	(4.8)	(4.8)	(14.2)	(13.7)
Amortization of loss / (gain)	0.3	0.9	0.9	2.4
Amortization of prior service credits	(0.1)	(0.1)	(0.3)	(0.3)
Other	—	—	—	0.8

Net periodic cost	$5.8	$7.1	$17.6	$21.1

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three and nine months ended October 1, 2010 and October 2, 2009 respectively ($ in millions):

Other Post-Retirement Benefits

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	0.2	$0.1	0.6	$0.7
Interest cost	1.7	1.5	4.5	5.1
Amortization of prior service credits	(2.0)	(2.0)	(5.8)	(6.0)
Amortization of loss	0.9	—	1.5	1.6

Net periodic cost	$0.8	$(0.4)	$0.8	$1.4

Employer Contributions

During the nine months ended October 1, 2010, the Company contributed approximately $15 million in cash to the Company’s defined benefit plan in the U.S. There are no significant anticipated statutory funding requirements for the U.S. plan for the remainder of 2010. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

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

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three and nine months ended October 1, 2010, approximately 3 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended October 2, 2009, approximately 10.6 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share is summarized as follows ($ in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended October 1, 2010:

Basic EPS	$646.4	654.6	$0.99
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options	—	6.9
Incremental shares from assumed conversion of the convertible debentures	—	21.9

Diluted EPS	$649.0	683.4	$0.95

For the Three Months Ended October 2, 2009:

Basic EPS	$351.4	642.2	$0.55
Adjustment for interest on convertible debentures	2.5	—
Incremental shares from assumed exercise of dilutive options	—	6.4
Incremental shares from assumed conversion of the convertible debentures	—	23.9

Diluted EPS	$353.9	672.5	$0.53

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended October 1, 2010:

Basic EPS	$1,319.1	652.0	$2.02
Adjustment for interest on convertible debentures	8.0	—
Incremental shares from assumed exercise of dilutive options	—	8.1
Incremental shares from assumed conversion of the convertible debentures	—	21.9

Diluted EPS	$1,327.1	682.0	$1.95

For the Nine Months Ended October 2, 2009:

Basic EPS	$884.8	637.0	$1.39
Adjustment for interest on convertible debentures	7.4	—
Incremental shares from assumed exercise of dilutive options	—	8.6
Incremental shares from assumed conversion of the convertible debentures	—	23.9

Diluted EPS	$892.2	669.5	$1.33

On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (which repurchase program replaces the repurchase program that was authorized by the Board in April 2005). There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. There were no repurchases of equity securities during the first nine months of 2010 and as of October 1, 2010, 20 million shares remain available for repurchase pursuant to this program.

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

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2009 restructuring activities referenced above ($ in millions):

	Balance as of December 31, 2009	Paid / Settled	Balance as of October 1, 2010
Restructuring Charges
Employee severance and related	$105.0	$(84.2)	$20.8
Facility exit and related	16.6	(8.3)	8.3

Total Restructuring	$121.6	$(92.5)	$29.1

NOTE 12: SEGMENT INFORMATION

The Company reports under four segments: Professional Instrumentation, Medical Technologies, Industrial Technologies and Tools & Components. Other than the impact of the AB Sciex and Molecular Devices acquisitions as described in Note 2 and the contribution of certain tools businesses to the Apex joint venture as described in Note 3, there has been no material change in total assets or liabilities by segment. Effective January 1, 2010 and in connection with certain changes in management responsibilities, results associated with a component of the environmental business focused on sensors and measurement commenced being reported with the Industrial Technologies segment. Previously, the results of the business were reported with the Professional Instrumentation segment. As the results of this business do not have a significant impact on either segment’s aggregate results of operations in any period presented, the Company has not restated its prior year segment information. Segment results for the three and nine months ended October 1, 2010 and October 2, 2009 are shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales:
Professional Instrumentation	$1,278.1	$1,060.1	$3,707.9	$3,106.0
Medical Technologies	1,002.8	766.3	2,919.5	2,220.9
Industrial Technologies	783.0	654.9	2,271.8	1,952.9
Tools & Components	126.3	269.4	694.1	772.2

	$3,190.2	$2,750.7	$9,593.3	$8,052.0

Operating Profit:
Professional Instrumentation	$270.5	$165.2	$757.2	$500.3
Medical Technologies	126.4	168.2	278.4	317.5
Industrial Technologies	165.0	111.2	458.4	302.3
Tools & Components	34.4	42.1	117.4	95.3
Other	(23.7)	(22.1)	(71.6)	(66.6)

	$572.6	$464.6	$1,539.8	$1,148.8

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K, and the Consolidated Condensed Financial Statements and related Notes as of October 1, 2010 included in this Report.

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

•	Product defects could adversely affect our results of operations.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations and reputation.

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

•

If we cannot adjust our purchases of materials, components and equipment required for our manufacturing activities to reflect changing market conditions or customer demand, our profitability may suffer.

•	If we cannot adjust our manufacturing capacity to reflect the demand for our products, our profitability may suffer.

•	Changes in governmental regulations and funding may reduce demand for our products or increase our expenses.

•	We may be unable to adjust to changes in the healthcare industry, some of which could adversely affect our business.

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

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased in the third quarter and first nine months of 2010 as compared to the comparable periods of 2009 resulting in aggregate year-over-year sales growth in both periods. The growth in sales is due in part to the stabilization in global economic conditions that began in the fourth quarter 2009, easier year-over-year comparisons resulting from the recessionary economic conditions that prevailed during most of 2009, investments made in sales growth initiatives and other business-specific factors discussed below. Year-over-year sales growth during the third quarter and first nine months of 2010 was led by emerging markets, with particular strength in China. North America and Europe also grew on a year-over-year basis, but to a lesser extent than the emerging markets. Providing no significant deterioration in general economic conditions occurs, the Company expects sales to continue to grow on a year-over-year basis during the remainder of 2010 but at a moderating rate from that experienced in the third quarter of 2010 due primarily to the more difficult year-over-year comparisons in the fourth quarter.

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

On July 4, 2010, the Company closed the previously announced joint venture with Cooper Industries, plc (“Cooper”), combining the businesses in the Company’s Tools and Components segment (except for the Matco tool business, the Hennessy wheel service equipment business and the Jacobs Vehicle Systems diesel engine retarders business) with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $45 million of the term debt financing to purchase from the Company certain assets of the Company’s Tools business. In addition, the Company has a receivable from Apex for $45 million as of October 1, 2010 related to certain assets transferred to Apex which is expected to be paid to the Company during 2011. As of the closing of the transaction, the Company deconsolidated the financial results of its contributed businesses and accounts for its investment in the joint venture based on the equity method of accounting. In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $291 million gain (after tax $232.2 million or $0.34 per diluted share) during the third quarter 2010 associated with the transaction reflecting the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, including the 50% interest in Apex and the cash and receivables received from Apex in connection with the transaction.

On September 29, 2010, the Company and Keithley Instruments, Inc. (“Keithley”) entered into a definitive merger agreement pursuant to which Danaher will acquire all of the outstanding Common Shares and Class B Common Shares of Keithley at a purchase price of $21.60 per share in cash for an aggregate price of approximately $300 million, including debt assumed and net of cash acquired. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals and adoption of the merger agreement by Keithley’s shareholders, and is expected to be completed during the fourth quarter of 2010. Danaher anticipates paying for the purchase price using available cash on hand.

Keithley designs, develops, manufactures, and markets electronic instruments and systems geared to the specialized needs of engineers at electronics manufacturers and academic institutions for research, product development, high-performance production testing and process monitoring. Keithley had revenues of $103 million in its most recent completed fiscal year and is expected to become part of Danaher’s test & measurement platform included in the Professional Instrumentation segment. Keithley is expected to provide additional sales and earnings growth opportunities in the Company’s Tektronix business by strengthening its offerings in the scientific general purpose test instrument market.

Restructuring Activities

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. Substantially all restructuring activities related to the 2009 plans were completed during 2009. Remaining cash payments to be made related to the completed activities, consisting primarily of payments due to former Company employees under severance agreements, were approximately $29 million as of October 1, 2010.

Management expects to realize approximately $170 million of incremental year-over-year pre-tax savings during 2010 associated with these restructuring activities.

Refer to Note 11 to the Company’s Consolidated Condensed Financial Statements included in this Report and Note 17 of the Company’s 2009 Annual Report on Form 10-K for additional information related to these restructuring activities.

Currency Exchange Rates

On average, the U.S. dollar was stronger against other major currencies during the third quarter of 2010 as compared to the third quarter of 2009. As a result, currency exchange rates decreased reported sales for the third quarter of 2010 by approximately 1.5% as compared to the same period of 2009.

For the first nine months of 2010, the U.S. dollar, on average, was slightly weaker against other major currencies as compared to the first nine months of 2009. As a result, for the nine months ended October 1, 2010, currency exchange rates had a minor positive impact on reported sales as compared to the same period of 2009.

If the exchange rates in effect as of October 1, 2010 prevail throughout the remainder of 2010, fourth quarter currency exchange rates will have a minor negative impact on the Company’s estimated annual 2010 revenues on a year-over-year basis. If the U.S. dollar strengthens against other major currencies, the Company’s sales and results of operations will be adversely impacted on an overall basis and if the U.S. dollar weakens against other major currencies, Company’s sales and results of operations will be positively impacted.

RESULTS OF OPERATIONS

Consolidated sales for the three months ended October 1, 2010 increased 16.0% as compared to the comparable period of 2009. Sales from existing businesses contributed 12.5% growth, acquisitions contributed 5.0% growth and the impact of currency translation decreased reported sales by 1.5% on a year-over-year basis. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses, (2) third quarter 2009 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses and third quarter 2009 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in revenue (excluding sales from acquired businesses and third quarter 2009 sales attributable to the businesses contributed to the Apex joint venture) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends. The Company excludes the third quarter 2009 sales attributable to the businesses contributed to the Apex joint venture from sales from existing businesses because as a result of application of the equity method of accounting beginning with the formation of the joint venture on July 4, 2010, the Company did not recognize sales from those businesses in the third quarter of 2010.

For the nine months ended October 1, 2010, consolidated sales increased 19.0% as compared to the comparable period in 2009. Sales from existing businesses contributed 11.0% growth and acquisitions contributed 8.0% growth. The impact of currency translation on sales growth for the nine month period was not significant on a year-over-year basis.

Operating profit margins were 18.0% for the three months ended October 1, 2010 compared to 16.9% in the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the third quarter of 2010 compared to the third quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Third quarter 2010 year-over-year operating margin comparisons also benefited from approximately 150 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The favorable settlement of litigation with Align Technologies in the third quarter 2009 adversely impacted year-over-year operating profit margin comparisons by 310 basis points. The net dilutive effect of acquired businesses, 2009 divestitures and the operating profit margin impact of contributing certain businesses to the Apex joint venture adversely impacted year-over-year operating profit margin comparisons by approximately 40 basis points.

Operating profit margins for the nine months ended October 1, 2010 were 16.1% compared to 14.3% in the comparable period of 2009. The increase in operating profit margins during the first nine months of 2010 is also primarily a result of higher sales volumes in the first nine months of 2010 compared to the first nine months of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for the first nine months of 2010 also benefited from approximately 110 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The favorable settlement of litigation with Align Technologies in the third quarter 2009 adversely impacted year-over-year operating profit margin comparisons for the nine month period by 105 basis points. The net dilutive effect of acquired businesses, 2009 divestitures and the operating profit margin impact of contributing certain businesses to the Apex joint venture adversely impacted year-over-year operating profit margin comparisons by approximately 75 basis points. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as 2010 transaction costs deemed significant by the Company (net of comparable acquisition related charges and costs recorded in the comparable period of 2009) also adversely impacted year-over-year operating profit margin comparisons by 45 basis points as such charges and costs were greater in the 2010 period than in the 2009 period.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Professional Instrumentation	$1,278.1	$1,060.1	$3,707.9	$3,106.0
Medical Technologies	1,002.8	766.3	2,919.5	2,220.9
Industrial Technologies	783.0	654.9	2,271.8	1,952.9
Tools and Components	126.3	269.4	694.1	772.2

Total	$3,190.2	$2,750.7	$9,593.3	$8,052.0

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

Professional Instrumentation Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$1,278.1	$1,060.1	$3,707.9	$3,106.0
Operating profit	270.5	165.2	757.2	500.3
Depreciation and amortization	37.3	34.1	109.5	100.3
Operating profit as a % of sales	21.2%	15.6%	20.4%	16.1%
Depreciation and amortization as % of sales	2.9%	3.2%	3.0%	3.2%

Components of Sales Growth	Three Months Ended October 1, 2010 vs. Comparable 2009 Period	Nine Months Ended October 1, 2010 vs. Comparable 2009 Period
Existing businesses	15.5%	13.5%
Acquisitions	8.0%	7.5%
Impact of currency translation	(1.5%)	—
Inter-segment business transfer	(1.5%)	(1.5%)

Total	20.5%	19.5%

Segment Overview

Sales increased in both of the segment’s strategic lines of business during the three and nine months ended October 1, 2010 as compared to the comparable periods of 2009. Price increases, reflected in the sales growth from existing businesses, accounted for approximately 0.5% of sales growth during both the three and nine month periods.

Operating profit margins increased 560 basis points during the three months ended October 1, 2010 as compared to the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the third quarter of 2010 compared to the third quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Third quarter 2010 year-over-year operating margin comparisons also benefited from approximately 260 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of comparable acquisition related charges recorded in the comparable period of 2009) favorably impacted year-over-year operating profit margin comparisons by 70 basis points as such charges were greater in the third quarter of 2009 than in the third quarter of 2010. The dilutive effect of acquired businesses reduced third quarter 2010 operating profit margins on a year-over-year basis by approximately 110 basis points and partially offset these favorable year-over-year factors.

Operating profit margins increased 430 basis points during the nine months ended October 1, 2010 as compared to the comparable period of 2009. The increase in operating profit margins during the period is also primarily a result of higher sales volumes in the first nine months of 2010 compared to the first nine months of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for the first nine months of 2010 also benefited from approximately 180 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of comparable acquisition related charges recorded in the comparable period of 2009) favorably impacted year-over-year operating profit margin comparisons by 35 basis points as such charges were greater in the first nine months of 2009 than in the first nine months of 2010. The dilutive effect of acquired businesses reduced operating profit margins for the first nine months 2010 on a year-over-year basis by approximately 90 basis points and partially offset these favorable year-over-year factors.

Overview of Businesses within the Professional Instrumentation Segment

Environmental. Sales from the environmental businesses, representing 53% of segment sales in the three months ended October 1, 2010, increased 13.0% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 10.5% growth, acquisitions contributed 4.5% growth and the impact of currency translation decreased reported sales by 2.0% on a year-over-year basis.

Sales from the environmental businesses increased 15.5% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 11.5% growth and acquisitions contributed 4.0% growth. The impact of currency translation on sales growth for the nine month period was not significant on a year-over-year basis.

Sales from existing businesses in the segment’s water quality businesses grew at a low double-digit rate during the three months ended October 1, 2010 as compared to the comparable period of 2009 and at a high-single-digit rate for the nine months ended October 1, 2010. Demand for the businesses’ laboratory and process instrumentation product lines, led by industrial markets, was strong in all major geographies in both the three and nine month periods as compared to the comparable periods of 2009. Sales in the business’ ultraviolet water treatment product line declined at a mid-single digit rate during the three month period and grew at a mid-single digit rate during the nine month period. Solid growth on a year-over-year basis during the third quarter of 2010 in industrial and residential applications was more than offset by a difficult prior year comparison associated with a significant drinking water treatment project that began in 2009 and was substantially completed by the third quarter of 2010. While municipal market growth rates in the third quarter 2010 were adversely impacted by the difficult comparison, underlying demand in municipal markets remains robust. The nine month period benefited from first quarter 2010 shipments associated with this project. Growth rates in the ultraviolet water treatment line are expected to stabilize in the fourth quarter 2010 at levels consistent with the nine month period. Sales in the business’ specialty chemicals product line grew in the three and nine month period.

Sales from existing businesses in the segment’s retail petroleum equipment businesses grew at a low double-digit rate in the three months ended October 1, 2010 as compared to the comparable period of 2009 and at a mid-teens rate for the nine months ended October 1, 2010 as compared to the comparable period of 2009. Strong North American demand for the business’ payment solutions products, driven by enhanced industry standards, contributed significantly to the sales growth in both periods. Sales growth in the nine month period also benefited from demand for the business’ point-of-sale retail solution as customers were required to comply with new industry standards by July 2010. Increased demand for dispensing equipment in all major geographic regions also contributed to the year-over-year sales growth in both periods. Sales declines in the business’ vapor recovery product offerings primarily due to the weaker impact of regulatory requirements in the first nine months of 2010 compared to the first nine months of 2009, partially offset these increases.

Test and Measurement. Sales from the test and measurement businesses, representing 47% of segment sales in the three months ended October 1, 2010, increased 32.5% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 22.5% growth, acquisitions contributed 11.0% growth and the impact of currency translation decreased reported sales by 1.0% on a year-over-year basis.

Sales from the test and measurement businesses increased 27.0% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 16.5% growth, acquisitions contributed 10.0% growth and the impact of currency translation contributed 0.5% growth on a year-over-year basis.

During both the three and nine month periods, demand increased significantly for the business’ core instruments, including oscilloscopes, thermography products and digital multi-meters. Sales were strong in all major geographies, with particular strength in China. In addition, distributor inventory reductions that occurred in the first half of 2009 due to the recessionary economic conditions also have not continued into 2010 which positively impacted the year-over-year comparisons. The segment’s network and communication businesses grew at a mid-teens rate for the three month period on a year-over-year basis driven by strong demand for both network management solutions and network enterprise solutions.

MEDICAL TECHNOLOGIES

The Medical Technologies segment consists of businesses that offer clinical and research professionals various products and services that are used in connection with the performance of their work. The Medical Technologies segment encompasses two strategic lines of business: life sciences and diagnostics and dental.

Medical Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$1,002.8	$766.3	$2,919.5	$2,220.9
Operating profit	126.4	168.2	278.4	317.5
Depreciation and amortization	43.5	32.7	124.5	93.6
Operating profit as a % of sales	12.6%	21.9%	9.5%	14.3%
Depreciation and amortization as % of sales	4.3%	4.3%	4.3%	4.2%

Components of Sales Growth	Three Months Ended October 1, 2010 vs. Comparable 2009 Period	Nine Months Ended October 1, 2010 vs. Comparable 2009 Period
Existing businesses	7.5%	5.5%
Acquisitions	26.0%	26.0%
Impact of currency translation	(2.5%)	—

Total	31.0%	31.5%

Segment Overview

Sales increased in both of the segment’s strategic lines of business during the three and nine months ended October 1, 2010 as compared to the comparable periods of 2009. Price increases, reflected in the sales growth from existing businesses, accounted for approximately 0.5% of sales growth during the three month period on a year-over-year basis. The impact of price increases on sales growth in the nine month period was not significant on a year-over-year basis.

Operating profit margins decreased 930 basis points during the three months ended October 1, 2010 as compared to the comparable period of 2009. The decrease in operating profit margins is largely due to the favorable settlement of litigation with Align Technologies that occurred in the third quarter 2009 and adversely impacted year-over-year operating profit margin comparisons by 1,110 basis points. In addition, the dilutive effect of acquired businesses adversely impacted operating profit margins by 115 basis points on a year-over-year basis, primarily as a result of the acquisitions of AB Sciex and Molecular Devices. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of comparable acquisition related charges recorded in the comparable period of 2009) also adversely impacted operating profit margin comparisons by 75 basis points on a year-over-year basis. The favorable impact of higher sales volumes in the third quarter of 2010 compared to the third quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities positively impacted year-over-year operating profit margin comparisons. In addition, 40 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010 also partially offset these adverse impacts.

Operating profit margins decreased 480 basis points during the nine months ended October 1, 2010 as compared to the comparable period of 2009. The decrease in operating profit margins is largely due to the favorable settlement of litigation with Align Technologies that occurred in the third quarter 2009 and adversely impacted year-over-year operating profit margin comparisons by 385 basis points. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as significant 2010 transaction costs deemed significant by the Company (net of comparable acquisition related charges and costs recorded in the comparable period of 2009) adversely impacted year-over-year operating profit margin comparisons by 185 basis points as such charges and costs were greater in the 2010 period than in the 2009 period. Management expects acquisition related charges, primarily related to the AB Sciex and Molecular Devices acquisitions, to adversely impact the segment’s operating profit margins through the balance of 2010, but at lower levels than experienced in the first nine months of 2010. The dilutive effect of acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 140 basis points. The favorable impact of higher sales volumes in the first nine months of 2010 compared to the comparable 2009 period as well as cost savings attributable to the Company’s 2009 restructuring activities positively impacted the year-over-year operating profit margin comparisons. In addition, 40 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010 also partially offset these adverse impacts.

Overview of Businesses within the Medical Technologies Segment

Life Sciences and Diagnostics: Life sciences and diagnostics’ sales, representing 56% of segment sales in the three months ended October 1, 2010, increased 54.5% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 10.0% growth, acquisitions contributed 47.0% growth and the impact of currency translation decreased reported sales by 2.5% on a year-over-year basis. Acquisition growth was primarily related to the acquisitions of AB Sciex and Molecular Devices.

Life sciences and diagnostics’ sales increased 53.5% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 8.5% growth, acquisitions contributed 44.5% growth and the impact of currency translation contributed 0.5% growth on a year-over-year basis.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a high single-digit rate during both the three and nine months ended October 1, 2010 as compared to the comparable periods of 2009 due to strong demand in all major geographies for a new version of the business’ compact blood gas analyzer. Increased demand, primarily in Europe, for the business’ cardiac marker instruments also contributed to year-over-year sales growth. In addition, continued strong sales of consumables related to the business’ installed base of acute care diagnostic instrumentation contributed to growth in both periods.

Sales from existing businesses in the segment’s life sciences instrumentation and pathology diagnostics businesses grew at a low double-digit rate during the three months ended October 1, 2010 as compared to the comparable period of 2009. For the nine months ended October 1, 2010, sales grew at a high-single digit rate as compared to the comparable period of 2009. The majority of the year-over-year growth during both periods was driven by increased demand for new instruments and consumable products in the pathology diagnostic business. Strong demand for compound and stereo microscopy equipment serving the life sciences research and industrial markets, partially offset by lower confocal microscopy equipment demand in Europe, also contributed to the year-over-year sales growth. The nine month period was also positively impacted from economic stimulus funding in Japan as purchases eligible for Japanese stimulus funding were required to be completed by March 2010.

Dental: Dental sales, representing 44% of segment sales in the three months ended October 1, 2010, increased 10.0% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 6.0% growth, acquisitions contributed 6.5% growth and the impact of currency translation decreased reported sales by 2.5% on a year-over-year basis.

Dental sales increased 11.5% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 3.5% growth, acquisitions contributed 8.5% growth and the impact of currency translation decreased reported sales by 0.5% on a year-over-year basis.

Sales in the segment’s dental technologies businesses grew at a low double-digit rate in the three months ended October 1, 2010 as compared to the comparable period of 2009 and at a high-single digit rate for the nine months ended October 1, 2010. Growth in the dental technologies businesses during both periods was primarily attributable to increased sales in the imaging product lines as a result of strong demand for 3D equipment and a recently introduced digital x-ray sensor, and to a lesser extent, increased demand for instruments and treatment units. Imaging product sales were particularly strong in North America and Asia in the three month period. Sales in the dental consumables businesses increased at a low-single digit rate in the three months ended October 1, 2010 and declined at a low-single digit rate in the nine months ended October 1, 2010. Increased sales of orthodontia and infection control products in the third quarter were partially offset by weak demand for general dentistry consumables, reflecting adjustments to inventory levels in distribution channels.

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

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$783.0	$654.9	$2,271.8	$1,952.9
Operating profit	165.0	111.2	458.4	302.3
Depreciation and amortization	13.6	14.3	42.0	42.3
Operating profit as a % of sales	21.1%	17.0%	20.2%	15.5%
Depreciation and amortization as % of sales	1.7%	2.2%	1.8%	2.2%

Components of Sales Growth	Three Months Ended October 1, 2010 vs. Comparable 2009 Period	Nine Months Ended October 1, 2010 vs. Comparable 2009 Period
Existing businesses	16.5%	12.5%
Acquisitions and divestitures, net	2.0%	1.5%
Impact of currency translation	(1.0%)	0.5%
Inter-segment business transfer	2.0%	2.0%

Total	19.5%	16.5%

Segment Overview

During the three months ended October 1, 2010, sales grew across all the segment’s businesses. During the nine months ended October 1, 2010, sales growth from the segment’s product identification, motion and sensors and controls businesses was partially offset by sales declines from the aerospace and defense businesses. Price increases, reflected in the sales change from existing businesses, accounted for approximately 1.5% of sales growth during both the three and nine month periods. Effective January 1, 2010 and in connection with certain changes in management responsibilities, the results of the integrated scanning system product line are reported as a component of the segment’s focused niche businesses. Prior to January 1, 2010, the results of this product line were reported as a component of the segment’s product identification businesses. Industrial Technologies segment results, in the aggregate, were not impacted by the reporting change.

Operating profit margins increased 410 basis points during the three months ended October 1, 2010 as compared to the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the third quarter of 2010 compared to the third quarter of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Third quarter 2010 year-over-year operating margin comparisons also benefited from approximately 105 basis points of costs incurred in the comparable period of 2009 associated with restructuring activities that did not repeat in 2010. Acquisitions and the impact of the divestiture of certain lower margin businesses and product lines in the fourth quarter 2009 in connection with the Company’s restructuring activities also favorably impacted year-over-year operating profit margin comparisons by 35 basis points.

Operating profit margins increased 470 basis points during the nine months ended October 1, 2010 as compared to the comparable period of 2009. The increase in operating profit margins reflects the impact of higher sales volumes in the first nine months of 2010 compared to the first nine months of 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for the first nine months of 2010 also benefited from approximately 85 basis points of costs incurred in the comparable period of 2009 associated with restructuring activities that did not repeat in 2010. The divestiture of certain lower margin businesses and product lines in the fourth quarter 2009 in connection with the Company’s restructuring activities also favorably impacted year-over-year operating profit margin comparisons by 45 basis points.

Overview of Businesses within the Industrial Technologies Segment

Product Identification. Sales from the product identification businesses, representing 27% of segment sales in the three months ended October 1, 2010, increased 20.0% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 16.0% growth, acquisitions contributed 6.0% growth and the impact of currency translation decreased reported sales by 2.0% on a year-over-year basis.

Sales in the product identification businesses increased 21.5% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 14.5% growth, acquisitions contributed 6.5% growth and the impact of currency translation contributed 0.5% growth on a year-over-year basis.

Sales from existing businesses increased during both the three and nine month periods of 2010 as a result of increased demand for core marking and coding equipment as customers released capital spending that was delayed in the prior year. Strong consumable product sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth in both periods. Sales grew in all major geographies with particular strength in emerging markets and Europe.

Motion. Sales in the segment’s motion businesses, representing 27% of segment sales in the three months ended October 1, 2010, increased 22.0% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 26.5% growth on a year-over-year basis. The divestiture of certain businesses during the fourth quarter 2009 in connection with the Company’s 2009 restructuring activities accounted for a sales decline of 3.5% and is expected to reduce annual sales by approximately $31 million on a year-over-year basis. In addition, the impact of currency translation decreased reported sales 1.0% on a year-over-year basis.

Sales in the segment’s motion businesses increased 21.0% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 23.5% growth and the impact of currency translation contributed 1.0% growth on a year-over-year basis. The divestiture of certain businesses during the fourth quarter 2009 in connection with the Company’s 2009 restructuring activities accounted for a sales decline of 3.5%.

Sales from existing businesses grew in both the three and nine month periods of 2010 in the majority of end markets served due primarily to the general economic recovery. While growth was generally broad-based, industrial automation led the growth with strong sales of the business’ advanced motor and drive product offerings. Sales increased in all major geographies.

Focused Niche Businesses. Sales in the segment’s focused niche businesses, representing 46% of segment sales in the three months ended October 1, 2010, increased 14.0% in the third quarter as compared to the comparable period of 2009. Sales from existing businesses contributed 12.5% growth, acquisitions contributed 2.5% growth and the impact of currency translation decreased reported sales by 1.0% on a year-over-year basis.

Sales in the segment’s niche businesses increased 6.5% in the first nine months of 2010 as compared to the comparable period of 2009. Sales from existing businesses contributed 5.5% growth, acquisitions contributed 1.5% growth on a year-over-year basis and the impact of currency translation decreased reported sales by 0.5% on a year-over-year basis.

Sales grew in both the segment’s sensors and controls and aerospace and defense businesses during the three month period due generally to higher demand in all major end-markets. During the nine-month period, increased demand in the segment’s sensors and controls businesses more than offset sales declines in the aerospace and defense businesses. Sales in the aerospace and defense businesses did not begin to increase until the third quarter of 2010.

TOOLS & COMPONENTS

As discussed above, on July 4, 2010, the Company closed the previously announced formation of a joint venture with Cooper, combining the businesses in the Company’s Tools and Components segment (except for the Matco, Hennessy and Jacobs Vehicle Systems businesses), referred to as the “contributed businesses”, with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC. As of the closing of the transaction, the Company deconsolidated the financial results of its contributed businesses and began accounting for its investment in the joint venture based on the equity method of accounting.

The segment results presented in the table below reflect (1) the sales and operating profit of the segment businesses that were not contributed to the Apex joint venture for the period from January 1, 2010 through October 1, 2010, (2) the sales and operating profit of the contributed businesses for the period from January 1, 2010 through July 4, 2010, and (3) the equity in earnings (included in operating profit) attributable to the Company’s interest in the Apex joint venture for the period from July 4, 2010 through October 1, 2010, representing the Company’s proportionate share of Apex’s consolidated net income for such period. As a result of deconsolidating the contributed businesses, sales from the contributed businesses recorded after July 4, 2010 are not reflected in the segment’s sales.

Tools & Components Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$126.3	$269.4	$694.1	$772.2
Operating profit	34.4	42.1	117.4	95.3
Depreciation and amortization	1.8	5.2	11.9	16.2
Operating profit as a % of sales	27.2%	15.6%	16.9%	12.3%
Depreciation and amortization as % of sales	1.4%	1.9%	1.7%	2.1%

Components of Sales Growth (Decline)	Three Months Ended October 1, 2010 vs. Comparable 2009 Period	Nine Months Ended October 1, 2010 vs. Comparable 2009 Period
Existing businesses	5.0%	11.0%
Contribution of businesses to joint venture & divestitures	(58.0%)	(21.0%)

Total	(53.0%)	(10.0%)

Segment Overview

The overall decline in sales on a year-over-year basis in both periods is primarily attributable to the contribution of businesses to the Apex joint venture. The fourth quarter 2009 divestiture of certain businesses and product lines in connection with the Company’s 2009 restructuring activities also contributed to the sales decline. Price increases, reflected in the sales growth from existing businesses, accounted for approximately 0.5% of sales growth during both the three and nine month periods.

Operating profit margins increased 1,160 basis points during the three months ended October 1, 2010 as compared to the comparable period of 2009. Approximately 800 basis points of the year-over-year increase in operating profit margins is a result of the deconsolidation of the businesses contributed to the Apex joint venture and the associated equity method of accounting in addition to the divestiture of certain lower margin businesses and product lines in the fourth quarter of 2009. Third quarter 2010 year-over-year operating margin comparisons also benefited from approximately 160 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. The favorable impact of higher sales volumes in the third quarter of 2010 compared to the third quarter of 2009 also benefited year-over-year operating profit margin comparisons.

Operating profit margins increased 460 basis points during the nine months ended October 1, 2010 as compared to the comparable period of 2009. The increase in operating profit margins during the first nine months of 2010 is primarily a result of higher sales from existing businesses in the first nine months of 2010 compared to the first nine months of 2009. Year-over-year operating margin comparisons for the first nine months of 2010 also benefited from approximately 80 basis points of costs incurred in the comparable period of 2009 associated with the Company’s restructuring activities that did not repeat in 2010. Approximately 25 basis points of the year-over-year increase in operating profit margins for the nine month period is a result of the deconsolidation of the businesses contributed to the Apex joint venture and the associated equity method of accounting in addition to the divestiture of certain lower margin businesses and product lines in the fourth quarter of 2009.

Overview of Businesses within the Tools & Components Segment

Year-over-year sales from existing businesses grew 5% in the three months ended October 1, 2010 due to increased demand in the segment’s mobile hand tool and engine retarder business, partially offset by a modest sales decline in the wheel service business.

Year-over-year sales from existing businesses grew 11% in the nine months ended October 1, 2010. Sales attributable to the businesses that were contributed to the Apex joint venture grew during the first half of 2010 on a year-over-year basis, and sales attributable to the businesses that were not contributed to the Apex joint venture grew during the first nine months of 2010 on a year-over-year basis, in each case, primarily as a result of the general economic recovery in 2010.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$3,190.2	$2,750.7	$9,593.3	$8,052.0
Cost of sales	1,541.3	1,429.7	4,807.0	4,210.2

Gross profit	1,648.9	1,321.0	4,786.3	3,841.8
Gross profit margin	51.7%	48.0%	49.9%	47.7%

The year-over-year increase in gross profit margin in the three and nine months ended October 1, 2010 reflects the impact of higher sales volumes during both periods as compared to the comparable periods of 2009 as well as year-over-year cost savings attributable to the Company’s 2009 restructuring activities. The year-over-year comparisons also benefit from approximately 65 and 45 basis points of costs incurred during the three and nine months ended October 2, 2009, respectively, in connection with the Company’s 2009 restructuring actions that did not repeat in 2010. Gross profit margins during the 2010 three and nine month periods also benefited from the contribution to the Apex joint venture at the beginning of the third quarter of certain of the Company’s Tools businesses that had lower average gross profit margins as compared to the remainder of the Company. Acquisition related charges recorded in the three and nine months ended October 1, 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of AB Sciex, Molecular Devices and certain other acquisitions adversely impacted gross profit margin comparisons by approximately 10 and 35 basis points, respectively.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Sales	$3,190.2	$2,750.7	$9,593.3	$8,052.0
Selling, general and administrative expenses	884.2	782.4	2,669.5	2,299.7
Research and development expenses	202.6	159.0	587.5	478.4
SG&A as % of sales	27.7%	28.4%	27.8%	28.6%
R&D as % of sales	6.4%	5.8%	6.1%	5.9%

The decreases in year-over-year selling, general and administrative expenses as a percentage of sales in the three and nine months ended October 1, 2010 reflect the benefit of increased leverage of the Company’s cost base resulting from higher sales volumes during both periods as compared to the comparable periods of 2009. Continuing investments in the Company’s sales growth initiatives, increased commission costs due to the higher sales volumes and the dilutive effect of certain recently acquired businesses and those businesses’ higher relative operating expense structures partially offset these year-over-year improvements.

Research and development expenses as a percentage of sales increased 60 basis points and 20 basis points on year-over-year basis in the three and nine month periods ended October 1, 2010, respectively. The increase in both periods is primarily attributable to the contribution of most of the Company’s Tools and Components businesses to the Apex joint venture, as the contributed businesses have historically lower research and development spending as a percentage of sales relative to the overall Company average. Overall research and development costs increased in both periods as compared to the prior year comparable periods due to recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $31.9 million in the three months ended October 1, 2010 was essentially flat on a year-over-year basis. Interest expense of $92.1 million in the nine months ended October 1, 2010 was approximately $4.9 million higher than the comparable period of 2009. The increase in interest expense during the nine month period is primarily associated with higher average debt levels during the first nine months of 2010 as compared to the first nine months of 2009 due to the Company’s March 2009 issuance of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019.

Interest income of $1.8 million and $4.4 million in the three and nine months ended October 1, 2010 was essentially flat compared to the comparable periods of 2009.

INCOME TAXES

The effective income tax rate was 22.5% and 24.3% in the three and nine months ended October 1, 2010, respectively, as compared to 19.1% and 16.9% in the three and nine months ended October 2, 2009, respectively.

The lower effective tax rates for the three and nine months ended October 2, 2009 reflect a benefit of $37 million ($0.22 per diluted share) and $97 million ($0.58 per diluted share), respectively, primarily related to the reduction of previously provided reserves associated with uncertain tax positions as various international and domestic tax positions were resolved in favor of the Company during those periods. In addition, the effective tax rates for the three and nine months ended October 1, 2010 are higher than the effective rates in the comparable periods of 2009 due to the expiration of the U.S. federal research and experimentation tax credit and certain foreign income tax exclusions on December 31, 2009. Legislative proposals to extend these provisions into 2010 are being discussed but the outcome is uncertain. The impact of these matters was partially offset by net discrete tax benefits and changes in the estimate of the annual effective tax rate recorded in the three and nine months ended October 1, 2010 of $14 million ($0.02 per diluted share) and $18.6 million ($0.03 per diluted share), respectively. The net discrete tax benefits result from finalizing certain 2009 tax returns as well as the reduction of tax reserves associated with the resolution of uncertain international and domestic tax positions. In addition, the effective tax rate for the three and nine months ended October 1, 2010 reflects the impact of lower tax rates applied to the components of the gain arising from the Apex transaction. These benefits were partially offset by changes in tax rates in certain non US jurisdictions and a charge to write-off deferred tax assets associated with the taxation of Medicare Part D subsidies in the United States as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

Assuming legislation extending the U.S. tax provisions noted above is not enacted in 2010, the effective tax rate for the balance of 2010 is expected to be approximately 25% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete” and including the impact on the Company’s overall effective rate of the gain recorded on the formation of the Apex joint venture. Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods.

On August 10, 2010, President Obama signed into law the Education Jobs and Medicaid Assistance Act of 2010 (the “Act”). The Act repealed or modified certain tax provisions applicable to U.S. companies having international operations including provisions enabling the use of foreign tax credits to offset U.S. corporate income taxes. The provisions impacting the Company become effective in 2011 and are expected to have an adverse impact on the Company’s effective tax rate. Until further guidance is issued from the U.S. Treasury Department, the full extent or application of these modifications is unknown. The Company is continuing to evaluate the impact of the Act on the taxation of its international operations.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended October 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Overview of Cash Flows and Liquidity

($ in millions)	Nine Months Ended
	October 1, 2010	October 2, 2009

Total operating cash flows	$1,511.1	$1,305.5

Purchases of property, plant and equipment	(145.3)	(115.4)
Cash paid for acquisitions	(1,568.1)	(281.4)
Other (uses) sources	46.0	(47.4)

Net cash used in investing activities	(1,667.4)	(444.2)

Proceeds from the issuance of common stock	117.2	96.6
Debt repayments, net of new borrowings (excluding March 2009 public debt offering)	(9.1)	(463.9)
Proceeds of March 2009 public debt offering	—	744.6
Payment of dividends	(39.1)	(28.8)

Net cash provided by financing activities	69.0	348.5

•	Operating cash flow, a key source of the Company’s liquidity, was $1.5 billion for the first nine months of 2010, an increase of $206 million, or 16% as compared to the comparable period of 2009.

•	As of October 1, 2010, the Company held $1.6 billion of cash and cash equivalents.

•

Acquisitions constituted the most significant use of cash in the first nine months of 2010. The Company completed the acquisition of 15 businesses during the period for total cash consideration of approximately $1.6 billion.

•	The Company’s 2009 restructuring activities used approximately $93 million in cash during the first nine months of 2010.

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

Operating cash flow was $1.5 billion for the nine months ended October 1, 2010, an increase of $206 million, or 16% as compared to the comparable period of 2009. The increase in operating cash flow was primarily attributable to the increase in earnings in the first nine months of 2010 as compared to the first nine months of 2009. The Company’s trade accounts receivable, inventory and accounts payable in aggregate used $98 million of cash flow during the first nine months of 2010 as compared to contributing

$112 million of cash flow in the first nine months of 2009. The increased use of cash reflects increased inventory and accounts receivable levels, partially offset by increased accounts payable levels, associated with increased business activity.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first nine months of 2010, the Company paid $93 million related to these restructuring activities.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $1.7 billion during the first nine months of 2010 compared to $444 million of net cash used in the first nine months of 2009. In 2010, the Company expects capital spending to approximate $225 million, though actual expenditures will ultimately depend on business conditions.

As discussed above, on January 30, 2010, the Company completed the acquisitions of AB Sciex and Molecular Devices. The aggregate purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for these transactions from available cash on hand. The Company completed the acquisition of 13 additional businesses during the first nine months of 2010 for consideration of $507 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, environmental, life sciences and diagnostics, dental or sensors and controls markets. These businesses were acquired to complement existing units of the Medical Technologies, Professional Instrumentation and Industrial Technologies segments.

The aggregate annual sales of the 15 businesses (including AB Sciex and Molecular Devices) acquired during the first nine months of 2010 at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $900 million.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, excess tax benefits from stock-based compensation, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $69 million during the first nine months of 2010 compared to $349 million of cash provided during the first nine months of 2009. The year-over-year change was primarily due to the $745 million of net proceeds realized from the March 2009 issuance of the 5.40% senior notes due 2019 partially offset by the net repayment of approximately $464 million of other borrowings (primarily commercial paper) during the first nine months of 2009.

For a description of the Company’s outstanding debt as of October 1, 2010, please refer to Note 7 of the Consolidated Condensed Financial Statements. As of October 1, 2010, the Company was in compliance with all of its debt covenants.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro denominated commercial paper. As of October 1, 2010, $180 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.2% and a weighted average maturity of approximately 13 days. There was no outstanding Euro-denominated commercial paper as of October 1, 2010. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011. There were no borrowings outstanding under either credit facility during the nine months ended October 1, 2010.

Aggregate cash payments for dividends during the first nine months of 2010 were approximately $39 million. In addition, the Company declared a regular quarterly dividend of $0.02 per share payable on October 29, 2010 to holders of record on September 24, 2010.

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under existing commercial paper programs or the credit facilities described above or access the capital markets as needed for liquidity. As of October 1, 2010, the Company held $1.6 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.5%. Of this amount, approximately $1 billion was held outside the United States.

During the first nine months of 2010, the Company contributed approximately $15 million cash to the Company’s defined benefit pension plan in the U.S. There are no significant anticipated statutory funding requirements for the U.S. plan for the remainder of 2010. The Company expects to contribute approximately $34 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2010.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended October 1, 2010 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended October 1, 2010 to this information reported in the Company’s 2009 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The California Department of Toxic Substances Control (“DTSC”) has alleged that the Paso Robles, California facility of Joslyn Sunbank Company LLC (“Sunbank”), an indirect subsidiary of the Company, violated certain provisions of the California Hazardous Waste Control Law (“HWCL”) and related regulations. The DTSC’s primary allegations are that Sunbank submitted insufficient documentation from 2005 to 2009 relating to financial assurance for closure costs, and that Sunbank did not adhere to wastewater requirements during a certain period of operation. The DTSC has acknowledged that Sunbank is no longer in violation of the HWCL or related regulations and that Sunbank has taken appropriate corrective action in response to the alleged violations. The DTSC and Sunbank have reached an agreement in principle whereby all of Sunbank’s alleged violations of the HWCL and related regulations would be settled for a payment of $135,000, as well as payment of the DTSC’s administrative costs with respect to this matter, financing of a supplemental environmental project and certain injunctive relief. The final resolution of this matter will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Relating to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended October 1, 2010 to this information reported in the Company’s 2009 Annual Report on Form 10-K.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the third quarter of 2010. On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (which repurchase program replaces the repurchase program that was authorized by the Board in April 2005). There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of October 1, 2010, 20 million shares remain available for repurchase pursuant to this program.

During the third quarter of 2010, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 39,764 shares of Danaher common stock, par value $0.01 per share. The shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM  6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Form of Stock Option Agreement under Danaher Corporation 2007 Stock Incentive Plan*

10.2	Form of RSU Agreement under Danaher Corporation 2007 Stock Incentive Plan*

10.3	Description of compensation arrangements for non-management directors*

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089).
(2)	Incorporated by reference to Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089).
(3)	See Note 10, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at October 1, 2010 and

December 31, 2009, (ii) Consolidated Condensed Statements of Earnings for the three months ended October 1, 2010 and October 2, 2009, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended October 1, 2010, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended October 1, 2010 and October 2, 2009, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 20, 2010	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 20, 2010	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer