Form 10-K
period 2010-12-31
DANAHER CORP /DE/
filed 2011-02-24
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 11, 2011, the number of shares of Registrant’s common stock outstanding was 659,181,326. The aggregate market value of common stock held by non-affiliates of the Registrant on July 2, 2010 was $19.2 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 107

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2011 Proxy Statement specifically incorporated herein by reference, the 2011 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions and the existence, length or timing of an economic recovery; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods. These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

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

PART I

ITEM 1. BUSINESS

General

Danaher Corporation (“Danaher,” “Company,” “we,” “us,” “our”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries. Our business consists of five segments: Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies.

We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for our products and services;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.

To accomplish these goals, we use a set of tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in the critical areas of quality, delivery, cost and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives relating to idea generation, product development and commercialization, global sourcing of materials and services, manufacturing improvement and sales and marketing.

To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. Given the rapid pace of technological development and the specialized expertise typical of our served markets, acquisitions also provide us important access to new technologies and domain expertise. We believe there are many acquisition opportunities available within our target markets. The extent to which we make and effectively integrate appropriate acquisitions will affect our overall growth and operating results. We also continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.

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

Sales in 2010 by geographic destination were: North America, 49% (including 45% in the U.S.); Europe, 28%; Asia/Australia, 17%; and other regions, 6%. For additional information regarding our segments and sales by geography, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.

Operating Segments

During the fourth quarter of 2010, the Company changed the composition of its reportable segments to reflect changes in its internal organization resulting from the rate of growth within certain of the Company’s businesses and the contribution of certain of the Company’s tool manufacturing and distribution businesses to the Apex joint venture. The Company now reports results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. The Company previously reported its operations under four segments: Professional Instrumentation, Medical Technologies; Industrial Technologies; and Tools & Components. All information set forth in this report has been recast to reflect the new segmentation.

The table below describes the percentage of our total annual revenues attributable to each of our five segments over each of the last three years:

	For the Years Ended December 31
Segment	2010	2009	2008

Test & Measurement	22%	20%	22%
Environmental	21%	22%	19%
Life Sciences & Diagnostics	17%	13%	12%
Dental	14%	15%	14%
Industrial Technologies	24%	25%	27%
Businesses contributed to the Apex Joint Venture	2%	5%	6%

TEST & MEASUREMENT

Our Test & Measurement segment is a leading global provider of electronic measurement instruments, monitoring, management and optimization tools for communications networks and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Customers for these products and services include manufacturers of electronic products; electrical engineers and technicians; research and development operations; operators of and service providers for local and wide area networks; and communications network equipment manufacturers. Sales for this segment in 2010 by geographic destination were: North America, 54%; Europe, 20%; Asia/Australia, 20%; and other regions, 6%.

We established our Test & Measurement business in 1998 through the acquisition of Fluke Corporation, and have expanded the business through numerous subsequent acquisitions, including the acquisition of Tektronix, Inc. in November 2007 and Keithley Instruments, Inc. in 2010. Our Test & Measurement segment consists of the following lines of business.

Fluke

The Fluke business designs, manufactures, and markets a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. Products in this business are marketed under a variety of brands, including FLUKE, RAYTEK, FLUKE BIOMEDICAL and AMPROBE. Sales in the Fluke business are generally made through independent distributors as well as direct sales personnel.

Tektronix Instruments

The Tektronix Instruments business offers general purpose test products and video test, measurement and monitoring products. Tektronix’s general purpose test products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers, are used to capture, display and analyze streams of electrical data. We sell these products into a variety of industries with significant electronic content, including the communications, computer, consumer electronics, education, military/aerospace and semiconductor industries. Typical users include research and development engineers who use our general purpose test products to design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products. Tektronix’s video test products include waveform monitors, video signal generators, compressed digital video test products and other test and measurement equipment used to enhance a viewer’s video experience. Typical users of these products include video equipment manufacturers, content developers and traditional television broadcasters. Products in this business are marketed under the TEKTRONIX, MAXTEK and KEITHLEY brands. Sales in the Tektronix Instruments business are generally made through direct sales personnel as well as independent distributors and resellers.

Tektronix Communications/Fluke Networks

The Tektronix Communications and Fluke Networks businesses offer network management solutions, handheld and fixed diagnostic equipment and security solutions, as well as related installation and maintenance services, for a wide range of private network owner applications as well fixed and mobile communications systems, including wireless, coaxial, copper and fiber optics networks. Communications service providers use our products to ensure the reliability of their network equipment, expand their service offerings and operate their networks at ever-increasing loads. Typical users of the business’ products include network engineers, installers, operators, and technicians. Our network management tools help network operators continuously manage network performance and optimize the utilization, uptime and service quality of the network. Products in this business are marketed under the TEKTRONIX, FLUKE NETWORKS, VISUAL NETWORKS and AIRMAGNET brands. Sales in the Tektronix Communications and Fluke Networks businesses are generally made through direct sales personnel as well as independent distributors and resellers.

Other Businesses

Matco Tools. Matco Tools manufactures and distributes professional tools, toolboxes and automotive equipment through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics and do-it-yourself consumers typically select tools based on quality, brand, price, relevant innovative features and the other factors described under “—Competition.”

Hennessy Industries. Hennessy Industries is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA and COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel, independent distributors, retailers, and original equipment manufacturers.

Test & Measurement segment manufacturing facilities are located in North America, Europe, and Asia. Competition in the Fluke business is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product and the other factors described under “—Competition.” Competition in the Tektronix Instruments, Tektronix Communications and Fluke Networks businesses is also based on a number of factors, including product performance, technology and product availability as well as the other factors described under “—Competition.”

ENVIRONMENTAL

Our Environmental segment provides products that help protect our water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Sales for this segment in 2010 by geographic destination were: North America, 51%; Europe, 26%; Asia/Australia, 14%; and other regions, 9%. Our Environmental segment consists of the following lines of business.

Water Quality

Danaher’s water quality business is a global leader in water quality analysis and treatment providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable and waste water in residential, commercial and industrial applications. We entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Viridor Instrumentation in 2002, Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. To expand our presence in emerging markets, in 2009 we acquired Hexis Cientifica S/A, a leading distributor of scientific laboratory products in Brazil. Our water quality operations design, manufacture and market:

•

a wide range of analytical instruments, related consumables, and associated services that detect and measure chemical, physical, and microbiological parameters in ultra pure, potable and waste water as well as groundwater and ocean bodies;

•	ultraviolet disinfection systems, which disinfect billions of gallons of municipal, industrial and consumer water every day in more than 35 countries; and

•

industrial water treatment solutions, including chemical treatment solutions intended to address corrosion, scaling and biological growth problems in boiler, cooling water and industrial waste water applications as well as associated analytical services.

Typical users of our analytical instruments, ultraviolet disinfection systems, treatment chemicals and related consumables and associated services include professionals in municipal drinking water and waste water treatment plants and industrial process water and waste water treatment facilities, third-party testing laboratories and environmental field operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering and the other factors described under “—Competition.” Our water quality business provides products under a variety of well-known brands, including HACH, HACH/LANGE, TROJAN TECHNOLOGIES and CHEMTREAT. Manufacturing facilities are located in North America, Europe, and Asia. Sales are made through our direct sales personnel, independent representatives and independent distributors and directly through our websites.

Retail/Commercial Petroleum

We have served the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001, Gilbarco in 2002 and Autotank Ltd. in 2008. To expand our presence in emerging markets, in 2010 the Company acquired the petroleum dispenser business of Larsen & Toubro, an Indian manufacturer of retail petroleum equipment. Today, Gilbarco Veeder-Root is a leading worldwide provider of products and services for the retail/commercial petroleum market, including:

•	environmental monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and secure electronic payment technologies for retail petroleum stations;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.

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

LIFE SCIENCES & DIAGNOSTICS

Our Life Sciences businesses offer a broad range of research and clinical tools that are used by scientists to study cells, and the components of cells, to gain a better understanding of complex biological matters. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools and this information to study the causes of disease, identify new therapies and test new drugs and vaccines. Our Diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that are used to diagnose disease, make treatment decisions and monitor patients in hospitals and other critical care settings. Customers of these businesses include hospitals, physician’s offices and reference laboratories. Sales for this segment in 2010 by geographic destination were: Europe, 36%; North America, 33%; Asia/Australia, 27%; and other regions, 4%.

We established our Life Sciences & Diagnostics business in 2004 through the acquisition of Radiometer, and have expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006 and AB Sciex and Molecular Devices in 2010. The Life Sciences & Diagnostics segment consists of the following lines of business.

Acute Care Diagnostics

Our acute care diagnostics business was created in 2004 through the acquisition of Radiometer and has since been augmented by additional acquisitions. Our acute care diagnostics business is a leading worldwide provider of instruments and related consumables and services that are sold under the RADIOMETER brand and are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers. Typical users of Radiometer products include hospital central laboratories, intensive care units, hospital operating rooms, and hospital emergency rooms. Customers in this industry select products based on a number of factors, including the accuracy and speed of the product, the scope of tests that can be performed, the product’s ability to enhance productivity and the other factors described under “—Competition.” Manufacturing facilities are located in Europe and North America, and sales are made primarily through our direct sales personnel and, in some countries, through distributors.

Pathology Diagnostics

Our pathology diagnostics business, Leica Biosystems, is a leading histology company in the anatomical pathology market, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. We established our pathology diagnostics business in 2005 through the acquisition of Leica Microsystems and have expanded the business through subsequent acquisitions, including Vision Systems in 2006 and Surgipath Medical Industries, Inc. and CoreTech in 2008. Our pathology diagnostics products include:

•	tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables;

•	chemical and immuno-staining instruments, reagents, antibodies and consumables;

•	slide coverslipping and slide/cassette marking instruments; and

•	imaging instrumentation including slide scanners, microscopes, cameras and associated software.

Typical users of our pathology diagnostics products include pathologists, lab managers and researchers. Customers in this industry select products based on a number of factors, including operational reliability, the product’s ability to produce consistent samples and the breadth of the offered reagent portfolio, as well as the other factors described under “—Competition.” We generally market our products under the LEICA and SURGIPATH brands. Manufacturing facilities are located in Europe, China, Australia and the U.S. The businesses sell to customers primarily through direct sales personnel.

Life Sciences Instrumentation

Our life sciences instrumentation business was created in 2005 through the acquisition of Leica Microsystems and has been expanded through subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010.

Leica Microsystems

Our Leica Microsystems business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization of, microscopic structures. Our Leica Microsystems products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes; and

•	specimen preparation products for electron microscopy; and

•	digital image capture and manipulation equipment.

Typical users of our Leica Microsystems products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters. Customers in this industry select products based on a number of factors, including product performance and ergonomics, the product’s capacity to enhance productivity, and the other factors described under “—Competition.” We generally market our products under the LEICA MICROSYSTEMS brand. Manufacturing facilities are located in Europe, Australia, Asia and the United States. The businesses sell to customers through a combination of our direct sales personnel, independent representatives and independent distributors.

AB Sciex and Molecular Devices

AB Sciex is a leading global provider of high-end mass spectrometers. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. AB Sciex’s products utilize various combinations of quadrupole, time-of-flight and ion trap technologies, and are typically used in conjunction with a third party liquid chromatography instrument. AB Sciex’s mass spectrometer systems are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. To support our installations around the world, we provide implementation, validation, training, maintenance and support from our global services network. Typical users of these products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians.

Molecular Devices is a leading global supplier of high-performance bioanalytical measurement systems. Molecular Devices designs, manufactures and sells cellular analysis instrumentation, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.

In addition to the factors described under “—Competition,” productivity and sensitivity improvements remain the primary basis of product differentiation for the analytical instrumentation equipment provided by AB Sciex and Molecular Devices. We generally market our products under the AB SCIEX and MOLECULAR DEVICES brands. Manufacturing facilities are located in Asia and North America. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors. For a discussion of the pending acquisition of Beckman Coulter, Inc., please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

DENTAL

Our Dental segment is a leading worldwide provider of a broad range of equipment and consumables for the dental market, focused on developing, manufacturing and marketing innovative solutions for dental professionals around the world. The global dental market encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The market we serve encompasses the whole working environment of an oral health professional and we are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Sales for this segment in 2010 by geographic destination were: North America, 47%; Europe, 36%; Asia/Australia, 11%; and other regions, 6%.

We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006 and PaloDEx Group Oy in 2009. Today, our dental businesses develop, manufacture and market:

•	digital imaging and other visualization and magnification systems;

•	air and electric handpieces and associated consumables;

•	treatment units;

•	impression, bonding and restorative materials;

•	endodontic systems and related consumables;

•	infection control products;

•	orthodontic bracket systems and lab products; and

•	implant systems.

Typical users of these products include dentists, orthodontists, endodontists, oral surgeons, dental technicians, dental hygienists and other oral health professionals. Dental professionals choose dental products based on a number of factors including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the KAVO, GENDEX, iCAT, INSTRUMENTARIUM, SOREDEX, PELTON & CRANE, DEXIS, ORMCO, KERR, PENTRON, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America and South America. Sales are primarily made through independent distributors and, to a lesser extent, through direct sales personnel.

INDUSTRIAL TECHNOLOGIES

Our Industrial Technologies segment manufactures products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines as well as incorporated by original equipment manufacturers (OEMs) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. Sales for this segment in 2010 by geographic destination were: North America, 50%; Europe, 30%; Asia/Australia, 14%; and other regions, 6%. Our Industrial Technologies segment consists of the following lines of business.

Product Identification. Danaher’s product identification business is a leading global provider of coding and marking systems, fluids, and accessories for the product identification industry. We entered the product identification market through the acquisition of Videojet in 2002, and have expanded our product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003 and Linx Printing Technologies PLC in January 2005. Our businesses design, manufacture, and market a variety of equipment used to print bar codes, date codes, lot codes, and other information on primary and secondary packaging. Our equipment can apply high-quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of line speeds, angles and locations on a product or package. Typical users of these products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, package and parcel delivery companies, the United States Postal Service and commercial printing and mailing operations. Customers in this industry choose suppliers based on a number of factors, including printer speed and accuracy, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” Our product identification products are primarily marketed under the VIDEOJET and LINX brands. Manufacturing facilities are located in the United States, Europe, Latin America, and Asia. Sales are generally made through our direct sales personnel and independent distributors. In January 2011, we announced the execution of a definitive agreement to acquire EskoArtwork, a leading full service solutions provider for the digital packaging design and production market. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals and the absence of a material adverse change with respect to EskoArtwork, and is expected to be completed in the first half of 2011. Following the acquisition, EskoArtwork will become part of Danaher’s product identification business.

Motion. We are one of the leading worldwide providers of precision motion control equipment. We entered the motion control industry through the acquisition of Pacific Scientific Company in 1998, and have subsequently expanded our product and geographic breadth with additional acquisitions, including the acquisitions of American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002. Our businesses provide a wide range of products including:

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

Other Businesses

Sensors & Controls. Our sensors & controls products include instruments that monitor, sense and control discrete manufacturing variables such as temperature, position, quantity, level, flow, and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems, as well as automatic identification solutions. These products are marketed under a variety of brands, including DYNAPAR, HENGSTLER, IRIS POWER, WEST, GEMS SENSORS, SETRA, QUALITROL and ACCU-SORT. Sales are generally made through our direct sales personnel and independent distributors.

Aerospace and Defense. Our aerospace and defense business designs, manufactures, and markets a variety of aircraft and defense equipment, including:

•	energetic material systems;

•	submarine periscopes and related sensors;

•	smoke detection and fire suppression systems;

•	electronic security systems;

•	electrical power generation systems; and

•	linear actuators.

These product lines came principally from the acquisitions of Pacific Scientific in 1998 and Kollmorgen in 2000 and have been supplemented by several subsequent acquisitions. Typical users of these products include commercial and business aircraft manufacturers as well as defense systems integrators and prime contractors. Customers in this industry choose suppliers based on a number of factors, including the supplier’s experience with the particular technology or application in the aerospace and defense industry, product reliability and the other factors described under “—Competition.” Our aerospace and defense products are marketed under a variety of brands, including the PACIFIC SCIENTIFIC, SUNBANK, SECURAPLANE, KOLLMORGEN ELECTRO-OPTICAL, ARTUS, CALZONI and OECO brands. In January 2011, the Company announced that it has agreed to sell the Pacific Scientific Aviation portion of its aerospace and defense business, which generally encompasses the product lines described in the last four bullet points above. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2011.

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

Manufacturing facilities of our Aerospace & Defense, Sensors & Controls and JVS businesses are located in the United States, Latin America, Europe and Asia.

************************************

The following discussions of Materials, Intellectual Property, Competition, Seasonal Nature of Business, Working Capital, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations and Major Customers include information common to all of our segments.

Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications there may be a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in our supply chain, including the use of alternative materials and qualification of multiple supply sources. During 2010 we had no raw material shortages that had a material adverse effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

Intellectual Property

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent or trademark to be of material importance to any segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher or its subsidiaries.

Competition

Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all of the same product lines or serve all of the same markets as we do. Because of the diversity of the products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets we serve. Key competitive factors vary among our businesses and product lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”

Seasonal Nature of Business

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end-markets that they serve. For example, European sales are often weaker in the summer months, medical and capital equipment sales are often stronger in the fourth calendar quarter, sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products, and sales to the United States government are often stronger in the third calendar quarter. However, as a whole, we are not subject to material seasonality.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.

Backlog

The table below provides the unfulfilled orders attributable to each of our five segments at the end of 2010 and 2009 ($ in millions):

	As of December 31
Segment	2010	2009

Test & Measurement	$641	$515
Environmental	382	342
Life Sciences & Diagnostics	186	156
Dental	71	66
Industrial Technologies	885	752
Businesses contributed to the Apex Joint Venture	—	56

Total	$2,165	$1,887

We expect that a large majority of these unfilled orders will be delivered to customers within 3 to 4 months. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term performance.

Employee Relations

At December 31, 2010, we employed approximately 48,200 persons, of whom approximately 21,400 were employed in the United States and approximately 26,800 were employed outside of the United States. Of our United States employees, approximately 1,560 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”

Research and Development

The table below describes our research and development expenditures over each of the last three years, by segment and in the aggregate ($ in millions):

	For the Years Ended December 31
Segment	2010	2009	2008

Test & Measurement	$258	$216	$262
Environmental	136	116	114
Life Sciences & Diagnostics	193	117	131
Dental	73	52	59
Industrial Technologies	146	126	152
Businesses contributed to the Apex Joint Venture	3	6	7

Total	$809	$633	$725

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2010, 2009 or 2008.

Government Contracts

Although the substantial majority of our revenue in 2010 was from customers other than governmental entities, we have agreements relating to the sale of products to government entities, primarily involving products in the aerospace and defense, motion, test & measurement, life sciences & diagnostics, water quality, product identification, and sensors and controls businesses. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”

Regulatory Matters

We face comprehensive government regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products and services. The following sections describe certain significant regulations that we are subject to.

Environmental Laws and Regulations

Our operations, products and services are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on our capital expenditures, earnings or competitive position, and we do not anticipate material capital expenditures for environmental control facilities. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”

In addition to environmental compliance costs, we from time to time incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where we and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under U.S. federal and state environmental laws. We have projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally involve soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study, and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

We have made a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where we have been determined to be a potentially responsible party. Refer to Note 8 to the Consolidated Financial Statements for information about the amount of our environmental provisions. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. If we determine that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, we accrue the total estimated costs, including investigation and remediation costs, associated with the site or claim. While we actively pursue insurance recoveries, as well as recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.

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

In view of our financial position and provisions for environmental remediation matters and other environmental-related claims and based on current information and the applicable laws and regulations currently in effect, we believe that our liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on our results of operations, financial condition or cash flow. For a discussion of risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”

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

Other nations’ governments have implemented similar export and import control regulations, which may affect our operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, please refer to “Item 1A. Risk Factors.”

International Operations

Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to develop products and sales models that successfully target developing countries. The table below describes annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2010	2009	2008

Test & Measurement	49%	50%	52%
Environmental	53%	51%	54%
Life Sciences & Diagnostics	70%	73%	74%
Dental	58%	57%	56%
Industrial Technologies	52%	49%	50%
Businesses contributed to the Apex Joint Venture	22%	20%	22%

Total percentage of revenue derived from customers outside of the United States	55%	52%	53%

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets at the end of each of the last three years, by segment and in the aggregate:

	Year Ended December 31
Segment	2010	2009	2008

Test & Measurement	17%	20%	18%
Environmental	44%	43%	47%
Life Sciences & Diagnostics	85%	89%	94%
Dental	34%	39%	33%
Industrial Technologies	21%	19%	18%
Businesses contributed to the Apex Joint Venture	—	9%	12%

Total percentage of long-lived assets located outside of the United States	39%	38%	37%

For additional information related to revenues and long-lived assets by country, please refer to Note 19 to the Consolidated Financial Statements and for information regarding deferred taxes by geography, please refer to Note 14 to the Consolidated Financial Statements.

The manner in which our products and services are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the United States, though we also sell directly from the U.S. into non-U.S. markets through various representatives and distributors. In countries with low sales volumes, we generally sell through representatives and distributors.

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

Major Customers

No customer accounted for more than 10% of consolidated sales in 2010, 2009 or 2008.

Available Information

We maintain an internet website at www.danaher.com. We make available free of charge on the website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Our Internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as U.S. and non-U.S. economic and financial market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Instability in the global economy and financial markets may adversely affect our operating results, financial condition and liquidity.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. The global economic turmoil that began in 2008 continued through 2009, involving widespread recessionary conditions, record levels of unemployment in some countries and volatility in and tightening of the capital and credit markets. During 2010, the Company began to see signs of an economic recovery in many markets. However, we cannot assure you that these improvements will be broad-based and sustainable and will benefit all of the markets we serve, or that we will not experience further adverse effects from broad economic trends. Instability in the global economy and financial markets can adversely affect the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, including having the effect of:

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

Although we have been able to continue accessing the commercial paper markets through the date of this report, if conditions in the financial markets worsen there can be no assurances that the commercial paper markets will remain available to us or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations. In addition, the failure of one of more of the syndicate members in our credit facilities could reduce the availability of credit and harm our liquidity.

The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

In 2008 and 2009, we implemented significant restructuring activities across our businesses to adjust our cost structure. These restructuring activities and our regular ongoing cost reduction activities have the effect of reducing our available talent, assets and other resources and could slow improvements in our products and technologies, adversely affect our ability to respond to customers and limit our ability to increase production quickly as demand for our products increases. These circumstances could adversely impact our financial position, results of operations and cash flows.

Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our revenues and profitability. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses product demand depends on the customer’s capital spending budget as well as government funding policies, and matters of public policy as well as product and economic cycles can affect the spending decisions of these entities. Any of these factors could adversely affect our growth and results of operations in any given period.

We face intense competition and if we are unable to compete effectively, we may face decreased demand, decreased market share or price reductions for our products.

Our businesses operate in industries that are intensely competitive and that in many cases have been subject to increasing consolidation. Because of the diversity of products we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see “Item 1. Business – Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product categories and penetrate new markets, including in developing countries. Our failure to compete effectively may adversely affect our revenues, profitability and cash flow, and pricing pressures resulting from competition may adversely impact our revenues and profitability.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products will become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	differentiate our offerings from our competitors’ offerings;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights;

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and

•	encourage customers to adopt new technologies.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the need for regulatory (including antitrust) approvals and the availability of affordable funding in the capital markets. In addition, competition for acquisitions in our business areas is significant and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions. Our ability to grow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

Our acquisition of businesses could negatively impact our profitability and return on invested capital.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material; please see the section titled “Liquidity and Capital Resources – Investing Activities” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. Our acquisitions involve a number of financial, accounting, managerial, operational and other risks and challenges, including the following, any of which could adversely affect our profitability and return on invested capital:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	Acquisitions could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•

Acquisition-related earnings charges (including both pre-closing and post-closing charges) could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•	Acquisitions could create demands on our management, operational resources and financial and internal control systems that we are not equipped to handle.

•	We could experience difficulty in integrating personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition.

•

We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, or internal control deficiencies. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•

In connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results

•

As a result of our acquisitions, we have recorded significant goodwill and other indefinite lived intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business, including potentially dilutive impacts on the Company’s earnings per share and other accounting impacts, potential disputes with buyers and distraction of management. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some the known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims and environmental matters. The resolution of these contingencies has not had a material adverse effect on our results of operations or financial condition but we cannot be certain that this favorable pattern will continue.

We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

At December 31, 2010, the net carrying value of our goodwill and other indefinite lived intangible assets totaled approximately $12.2 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair these assets. Any charges relating to such impairments could adversely affect our results of operations in the periods recognized.

Foreign currency exchange rates may adversely affect our results of operations and financial condition.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our results of operations and financial condition. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services purchased overseas. Our sales and expenses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects.

Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits and could damage our reputation.

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

The Obama administration has announced proposals to tax profits of U.S. companies earned abroad. While it is not possible for us to predict whether any such proposals will be implemented, or how they will ultimately impact us, they may adversely impact our results of operations.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our operations. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property, could adversely impact our competitive position and results of operations.

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

From time to time, we receive notices from third parties regarding intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position, revenues, profitability and cash flows. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our profitability and cash flows.

We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our results of operations and financial condition.

We are subject to a variety of litigation and similar proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition, operations and results of operations. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, make estimates for matters previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our results of operations and cash flows in any particular period.

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our financial condition, results of operations and reputation.

Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program has been or will be at all times effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition and results of operations.

In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.” We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition, results of operations and reputation or that we will not be subject to additional claims for personal injury or cleanup in the future based on our past, present or future business activities.

Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our reputation and results of operations.

Manufacturing or design defects (including in components that we source from third parties), unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Recalls and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our reputation, financial condition and results of operations.

In addition to the environmental, health and safety regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:

•

We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by comparable agencies of other countries and by regulations governing the management, storage, handling and disposal of (or manufacture and sale of products containing) hazardous or radioactive materials. We cannot guarantee that we will be able to obtain clearance for our new products or modifications to existing products, and if we do such clearance may be time-consuming, costly and restrictive. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products can lead to warning letters, declining sales, recalls, seizures, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, suspension or withdrawal of approvals and pre-market notification rescissions. In addition, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws.

•

We also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts. Any failure to comply with these requirements could result in suspension of these contracts and the Company’s suspension or debarment from government contracting or subcontracting.

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import and export products and services, disbarment from selling to certain federal agencies and damage to our reputation. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the ISO, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our results of operations. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.”

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.

As of December 31, 2010, we had approximately $2.8 billion in outstanding indebtedness. In addition, based on the credit support provided by our credit facilities as of December 31, 2010, we had the ability to incur an additional $1.35 billion of indebtedness under our outstanding commercial paper facilities. Our debt level and related debt service obligations could have negative consequences, including:

•

requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes such as acquisitions and capital investment;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and

•	exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

We may incur significantly more debt in the future, particularly in connection with acquisitions. If we add new debt, the risks described above could increase.

Our current revolving credit facilities and long-term debt obligations impose certain restrictions on us; for more information please refer to the MD&A. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial condition.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our funding obligations and adversely impact our results of operations and cash flows.

We may incur higher costs to produce our products if commodity prices rise.

As discussed in “Item 1. Business – Materials,” our manufacturing and other operations employ a wide variety of raw materials. Prices for these raw materials have fluctuated significantly in the past. Due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to fully pass along cost increases through higher prices. If we are unable to fully recover higher raw material costs through price increases or offset these increases through other cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our results of operations, financial condition and cash flows could be adversely affected.

If we cannot adjust the purchases required for our manufacturing activities to reflect changing market conditions or customer demand, our profitability may suffer. In addition, our reliance upon sole sources of supply for certain materials and components could cause production interruptions, delays and inefficiencies.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed or our costs may increase. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies.

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

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as regulations governing health and safety, the environment, food and drugs and electronic communications. We develop, configure and market our products to meet customer needs created by these regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Any significant change in any of these regulations could reduce demand for our products or increase our costs of producing these products. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, or the adoption of new regulations which our products and services are not positioned to address, could adversely affect our growth rate. In addition, the manner in which regulations and related deadlines impact demand for our products may be substantially different from period to period.

We may be unable to adjust to changes in the healthcare industry, some of which could adversely affect our business.

The healthcare industry has undergone, and is in the process of undergoing, significant changes in an effort to reduce costs. These changes include the recently enacted U.S. legislation on healthcare reform, healthcare austerity measures in Europe, wider implementation of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates. Some of these potential changes may cause healthcare-industry participants to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement available for our products from governmental agencies or third-party payors, reduce the volume of medical procedures or impose excise taxes on medical device companies. These changes could adversely affect our revenues and profitability.

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

Adverse changes in our relationships with, or the financial condition, performance or purchasing patterns of, key distributors and other channel partners could adversely affect our results of operations.

Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products, and if they favor our competitors’ products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our results of operations and cash flows. Changes in the levels of inventory maintained by our distributors and other channel partners can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors in certain of our served industries, as well as the formation of large and sophisticated purchasing groups in industries such as healthcare, could adversely impact our profitability.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2010, approximately 55% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in emerging markets. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions (including safety and health issues);

•	trade protection measures and import or export licensing requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.

Any of these risks could negatively affect our results of operations, cash flows, financial condition and growth.

If we suffer loss to our facilities, distribution systems or information technology systems due to catastrophe, our operations could be seriously harmed.

Our facilities, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments and result in large expenses to repair or replace the facility. The third-party insurance coverage that we maintain with respect to these and other risks will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be insufficient or unavailable to protect us against losses.

We own a 50% interest in but do not control the Apex Tool Group joint venture, and as a result we may not be able to direct management of the joint venture in a manner that we believe is in Danaher’s best interests.

In 2010, Danaher and Cooper Industries plc formed a joint venture named Apex Tool Group LLC. Each company contributed its respective tools business to, and received a 50% interest in, the joint venture. Our joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. Since we do not control the joint venture, we may not be able to direct the management and operations of the joint venture in the manner that we believe is most appropriate. In addition, the joint venture agreement gives each party veto rights with respect to certain fundamental corporate actions, and as a result we cannot assure you that we could effect certain fundamental corporate actions that we believe would be in Danaher’s best interests. Any of these circumstances and any conflict that may arise between the parties could adversely impact our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Washington, D.C. in a facility that we lease. At December 31, 2010, we had approximately 219 significant manufacturing and distribution facilities worldwide. 112 of these facilities are located in the United States in over 30 states and 107 are located outside the United States in over 50 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and Australia. These facilities cover approximately 18.6 million square feet, of which approximately 12.0 million square feet are owned and approximately 6.6 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Test & Measurement, 40;

•	Environmental, 42;

•	Life Sciences & Diagnostics, 37;

•	Dental, 34; and

•	Industrial Technologies, 66.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Please refer to Note 12 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

In 2010, the California Department of Toxic Substances Control (“DTSC”) alleged that the Paso Robles, California facility of Joslyn Sunbank Company LLC (“Sunbank”), an indirect subsidiary of the Company, violated certain provisions of the California Hazardous Waste Control Law (“HWCL”) by submitting insufficient documentation from 2005 to 2009 relating to financial assurance for closure costs, and failing to adhere to wastewater requirements during a certain period of operation. The DTSC has acknowledged that Sunbank is no longer in violation of the HWCL or related regulations and that Sunbank has taken appropriate corrective action in response to the alleged violations. On December 1, 2010, the DTSC and Sunbank settled the alleged violations for a payment of $135,000, as well as payment of the DTSC’s administrative costs with respect to this matter, financing of a supplemental environmental project and certain injunctive relief. This matter did not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

For additional information regarding legal proceedings, please see the section titled “Legal Proceedings” in the MD&A.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers as of February 11, 2011. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position	Officer Since

Steven M. Rales	59	Chairman of the Board	1984

Mitchell P. Rales	54	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	47	Chief Executive Officer and President	1995

Daniel L. Comas	47	Executive Vice President and Chief Financial Officer	1996

James A. Lico	45	Executive Vice President	2002

Thomas P. Joyce, Jr.	50	Executive Vice President	2002

William K. Daniel II	46	Executive Vice President	2006

James H. Ditkoff	64	Senior Vice President – Finance and Tax	1991

Jonathan P. Graham	50	Senior Vice President – General Counsel	2006

Robert S. Lutz	53	Senior Vice President – Chief Accounting Officer	2002

Daniel A. Raskas	44	Senior Vice President – Corporate Development	2004

Steven M. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Danaher’s Chairman of the Board since 1984. He was also CEO of the Company from 1984 to 1990. In addition, for more than the past five years he has been a principal in private business entities in the areas of manufacturing and film production. Mr. Rales is a brother of Mitchell P. Rales.

Mitchell P. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Chairman of the Executive Committee of Danaher since 1984. He was also President of the Company from 1984 to 1990. In addition, for more than the past five years he has been a principal in private and public business entities in the manufacturing area. Mr. Rales is also a member of the board of directors of Colfax Corporation, and is a brother of Steven M. Rales.

H. Lawrence Culp, Jr. has served on Danaher’s Board of Directors and as Danaher’s President and Chief Executive Officer since May 2001. He is also a member of the board of directors of GlaxoSmithKline plc.

Daniel L. Comas has served as Executive Vice President and Chief Financial Officer since April 2005.

William K. Daniel II joined Danaher as Vice President and Group Executive in July 2006 and was appointed Executive Vice President in July 2008. From 1987 until he joined Danaher he worked at ArvinMeritor, Inc., a supplier of motor vehicle systems and components, in a variety of general management positions, most recently as Senior Vice President.

James A. Lico has served as Executive Vice President since September 2005.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 11, 2011, there were approximately 3,731 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2010			2009
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$40.38	$35.01	$0.02	$29.95	$23.87	$0.01
Second quarter	$43.65	$36.22	$0.02	$32.45	$26.19	$0.01
Third quarter	$41.43	$35.71	$0.02	$34.50	$28.52	$0.02
Fourth quarter	$47.35	$39.70	$0.02	$38.28	$32.20	$0.02

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during 2010. On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (which repurchase program replaced the repurchase program that was authorized by the Board in April 2005). There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of December 31, 2010, 20 million shares remain available for repurchase pursuant to this program.

Recent Issuances of Unregistered Securities

During the fourth quarter of 2010, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 798,151 shares of Danaher common stock, par value $0.01 per share. From January 1, 2011 through February 11, 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 5,193,146 shares of Danaher common stock, par value $0.01 per share. The conversion of LYONs to common stock will not impact diluted earnings per share as the LYONs are considered a dilutive security in all periods presented. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

Stock Split

On May 11, 2010, the Company’s Board of Directors approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share, dividends per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2010		2009	2008	2007		2006
Sales	$13,202,602		$11,184,938	$12,697,456	$11,025,917		$9,466,056
Operating Profit	2,166,374		1,542,476	1,869,477	1,740,709		1,500,210

Earnings from continuing operations	1,793,000	(a)	1,151,704	1,317,631	1,213,998		1,109,206

Earnings from discontinued operations, net of tax	—		—	—	155,906	(b)	12,823

Net earnings	1,793,000	(a)	1,151,704	1,317,631	1,369,904		1,122,029

Earnings per share from continuing operations:
Basic	$2.74	(a)	$1.80	$2.06	$1.95		$1.80
Diluted	2.64	(a)	1.73	1.98	1.86		1.72

Earnings per share from discontinued operations:
Basic	—		—	—	$0.25	(b)	$0.02
Diluted	—		—	—	0.23	(b)	0.02

Net earnings per share:
Basic	$2.74	(a)	1.80	$2.06	$2.20	(b)	$1.82
Diluted	2.64	(a)	1.73	1.98	2.09	(b)	1.74

Dividends per share	$0.08		$0.06	$0.06	$0.05		$0.04

Total assets	$22,217,130		$19,595,420	$17,490,128	$17,471,935		$12,864,151
Total debt	$2,824,668		$2,933,209	$2,619,329	$3,726,244		$2,433,716

(a)	Includes $291 million ($232 million after-tax or $0.34 per diluted share) gain on contribution of certain of the Company’s hand tool manufacturing and distribution businesses to the Apex Tool Group, LLC joint venture. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information.
(b)	Includes $211 million ($150 million after-tax or $0.23 per diluted share) gain on sale of the Company’s power quality business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

OVERVIEW

General

Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2010, approximately 55% of Danaher’s sales were derived from customers outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. For example, in those industry segments where the Company is a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of the Company’s customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy. Danaher’s geographic and industry diversity, as well as the diversity of its products and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

As a result of our geographic and industry diversity we face a variety of challenges and opportunities, including rapid technological development in most of our served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of our competitors. We operate in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to expand our business (including through geographical and product line expansion), identify, consummate and integrate appropriate acquisitions, develop innovative new products and services with higher gross profit margins, expand and improve the effectiveness of our sales force and continue to reduce costs and improve operating efficiency and quality. We are making significant investments, organically and through acquisitions, to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources (particularly in emerging markets such as China, India and Brazil) in order to improve the efficiency of our operations and be responsive to our customers throughout the world.

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased substantially in 2010 as compared to 2009 resulting in aggregate year-over-year sales growth. The growth in sales is due in part to the stabilization in global economic conditions that began in the fourth quarter 2009, easier year-over-year comparisons resulting from the recessionary economic conditions that prevailed during most of 2009, investments made in sales growth initiatives and other business-specific factors discussed below. Year-over-year sales growth rates during 2010 were led by emerging markets, with particular strength in China. North America and Europe also grew on a year-over-year basis, but at a lesser rate than the emerging markets. Providing no significant deterioration in general economic conditions occurs, the Company expects sales to continue to grow on a year-over-year basis during 2011 but at a moderating rate from that experienced during 2010 due primarily to more difficult year-over-year comparisons.

Acquisitions; Joint Venture with Cooper Industries plc

On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB Sciex”) and a 100% ownership position in the Molecular Devices business (“Molecular Devices”). In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.1 billion, including debt assumed and net of cash acquired. The aggregate sales of AB Sciex and Molecular Devices in their last completed fiscal year prior to the acquisition were approximately $650 million and these businesses now operate within the Company’s Life Sciences & Diagnostics segment. The acquisitions of AB Sciex and Molecular Devices significantly expand the Company’s position in the life sciences and diagnostics business and in particular establish a position in the mass spectrometry market. AB Sciex is expected to provide additional sales and earnings growth opportunities in the Company’s Life Sciences & Diagnostics segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses. Company management and other personnel are devoting significant resources to the successful integration of the acquired businesses into Danaher.

In addition to the acquisitions of AB Sciex and Molecular Devices, the Company acquired 17 businesses during 2010 for aggregate consideration of approximately $1.1 billion in cash, net of cash acquired. These businesses were acquired to complement existing units of the Life Sciences & Diagnostics, Test & Measurement, Dental, Environmental and Industrial Technologies segments. The aggregate annual sales of these 17 acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $440 million.

On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool manufacturing and distribution businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $45 million of the term debt financing to purchase from the Company certain assets of the Company’s hand tools business. In addition to the cash received for the purchase of these assets, the Company recorded a receivable from Apex of $45 million upon closing. Subsequent to the formation of the joint venture, the Company collected $11.3 million from Apex related to the receivable and expects to the collect the balance in 2011. As of the closing of the transaction, the Company deconsolidated the financial results of its contributed businesses and began accounting for its investment in the joint venture based on the equity method of accounting. In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $291 million gain ($232.2 million or $0.34 per diluted share on an after-tax basis) during the third quarter 2010 associated with the transaction reflecting the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, including the 50% interest in Apex and the cash and receivables received from Apex in connection with the transaction.

Recent Acquisition and Divestiture Developments

In January 2011, the Company announced that it has agreed to sell its Pacific Scientific Aerospace business for a sale price of $685 million in cash. This business, which is part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $378 million in 2010. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and the absence of a material adverse change with respect to the business, and is expected to close in the first half of 2011. Upon closing of the transaction, the Company expects to report an after-tax gain on the sale of approximately $200 million or $0.29 per diluted share. The Company committed to sell the business subsequent to the end of 2010 and will be reporting the business as a discontinued operation in future filings.

Also in January 2011, the Company announced that it has signed a definitive agreement to acquire EskoArtwork, a leading full service solutions provider for the digital packaging design and production market, for a purchase price of approximately €350 million ($470 million based on exchange rates on the date of the agreement), net of cash acquired. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals and the absence of a material adverse change with respect to EskoArtwork, and is expected to be completed in the first half of 2011. EskoArtwork’s suite of software and hardware solutions helps its customers reduce digital design cycle time and ensure integrity throughout the packaging material supply chain. EskoArtwork had revenues of $247 million (based on exchange rates at December 31, 2010) in its most recent completed fiscal year and is expected to become part of the Company’s product identification platform included in the Industrial Technologies segment.

On February 6, 2011, the Company and Beckman Coulter, Inc. entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Beckman Coulter for $83.50 per share, for an aggregate purchase price of approximately $6.8 billion including debt assumed and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares (on a fully diluted basis) into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Beckman Coulter. The Company anticipates completing the offer in the first half of 2011. Beckman Coulter develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing. Its diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and would become part of the Company’s Life Sciences & Diagnostics segment.

The Company anticipates financing the acquisition of Beckman Coulter through a combination of available cash, proceeds from the issuance of commercial paper and proceeds from the issuance of securities. The Company may also enter into one or more additional credit facilities in order to expand borrowing capacity under its commercial paper program and issue commercial paper in amounts in excess of the program’s current capacity, and may also enter into one or more bridge loan agreements to provide temporary financing pending the implementation of more permanent financing arrangements.

RESULTS OF OPERATIONS

Consolidated sales for the year ended December 31, 2010 increased 18.0% compared to 2009. Sales from existing businesses increased 11.5% on a year-over-year basis. The impact of currency translation decreased reported sales by 0.5% as the U.S. dollar was, on average, slightly stronger against other major currencies during 2010 as compared to exchange rate levels during 2009. Acquired businesses provided sales growth of approximately 7.0%. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses, (2) second half 2009 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of sales attributable to currency translation is calculated as the difference between (a) the period-to-period change in sales (excluding sales from acquired businesses and second half 2009 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in sales (excluding the same items) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends. The Company excludes the effect of the second half 2009 sales attributable to the businesses contributed to the Apex joint venture because as a result of application of the equity method of accounting beginning with the formation of the joint venture on July 4, 2010, the Company did not recognize sales from those businesses in the second half of 2010.

Operating profit margins were 16.4% for the year ended December 31, 2010 compared to 13.8% for the year ended December 31, 2009. The increase in operating profit margins reflects the impact of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons also benefited from approximately 160 basis points of incremental restructuring costs incurred during 2009 as compared to 2010. The favorable settlement of litigation with Align Technologies in the third quarter 2009 adversely impacted year-over-year operating profit margin comparisons by 75 basis points. The net dilutive effect of acquired businesses, 2009 divestitures and the operating profit margin impact of contributing certain businesses to the Apex joint venture adversely impacted year-over-year operating profit margin comparisons by approximately 65 basis points. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as 2010 transaction costs deemed significant by the Company (net of comparable acquisition related charges and costs recorded in the comparable period of 2009) also adversely impacted year-over-year operating profit margin comparisons by 35 basis points as such charges and costs were greater in 2010 than in 2009.

Operating profit margins were 13.8% in the year ended December 31, 2009 as compared to 14.7% for the year ended December 31, 2008. The decrease in operating profit margins during 2009 is primarily a result of lower sales volumes in 2009 compared to 2008, as well as restructuring costs incurred during 2009 in excess of the level incurred during 2008 which reduced operating profit margin comparisons by 115 basis points on a year-over-year basis. In addition, the dilutive effect of recently acquired businesses had a net adverse impact of 20 basis points on year-over-year operating profit margin comparisons. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset the reductions in operating profit margins. The gain recognized during 2009 in connection with the Align litigation settlement also favorably impacted year-over-year operating profit margin comparisons by 75 basis points. In addition, accounting charges recorded in 2008 associated with recording the fair value of inventory and deferred revenue acquired in connection with the November 2007 acquisition of Tektronix (net of comparable acquisition-related charges recorded in 2009) favorably impacted year-over-year operating profit margin comparisons by 10 basis points as such charges were greater in 2008 than 2009.

Business Segments

During the fourth quarter of 2010, the Company changed the composition of its reportable segments to reflect changes in its internal organization resulting from the rate of growth within certain of the Company’s businesses and the contribution of certain of the Company’s hand tool manufacturing and distribution businesses to the Apex joint venture. The Company now reports results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. In addition, the historical results of the hand tool businesses contributed to Apex and the Company’s equity in earnings of the Apex joint venture will be shown separately in the Company’s segment disclosures. The Company previously reported its operations under four segments: Professional Instrumentation; Medical Technologies; Industrial Technologies; and Tools & Components.

The table below summarizes sales by business segment for each of the periods indicated ($ in millions):

	For the Year Ended December 31
	2010	2009	2008
Test & Measurement	$2,832.9	$2,221.3	$2,805.0
Environmental	2,738.0	2,418.7	2,413.2
Life Sciences & Diagnostics	2,298.3	1,484.9	1,481.5
Dental	1,824.6	1,657.0	1,795.5
Industrial Technologies	3,193.2	2,795.1	3,471.0
Businesses contributed to Apex joint venture	315.6	607.9	731.3

Total	$13,202.6	$11,184.9	$12,697.5

TEST & MEASUREMENT

The Company’s Test & Measurement segment is a leading global provider of electronic measurement instruments, monitoring, management and optimization tools for communications networks and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Customers for these products and services include manufacturers of electronic products, network equipment manufacturers who design, develop, manufacture and install network equipment, and service providers who implement, maintain and manage communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.

Test & Measurement Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2010	2009	2008
Sales	$2,832.9	$2,221.3	$2,805.0
Operating profit	572.9	301.4	490.4
Depreciation and amortization	107.8	93.5	90.6
Restructuring and other related charges	—	67.7	10.7
Operating profit as a % of sales	20.2%	13.6%	17.5%
Depreciation and amortization as a % of sales	3.8%	4.2%	3.2%
Restructuring and other related charges as a % of sales	—	3.0%	0.1%

Components of Sales Growth (Decline)

	2010 vs. 2009	2009 vs. 2008
Existing businesses	17.0%	(22.0%)
Acquisitions	10.5%	2.0%
Currency exchange rates	—	(1.0%)

Total	27.5%	(21.0%)

2010 COMPARED TO 2009

During 2010, demand increased significantly for the business’ core instruments, including oscilloscopes, thermography products and digital multi-meters. Sales were strong in all major geographies, with particular strength in China. In addition, distributor inventory reductions that occurred in the first three quarters of 2009 due to the recessionary economic conditions did not continue into 2010 which positively impacted the year-over-year comparisons. Sales from existing businesses in the segment’s network and communication businesses grew at a low double-digit rate during 2010 on a year-over-year basis driven by strong demand for both network management solutions and core network enterprise solutions. Year-over-year price increases in the segment had a negligible impact on sales growth during 2010.

Operating profit margins increased 660 basis points in 2010 as compared to 2009. The increase in operating profit margins during the period is primarily a result of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for 2010 also benefited from approximately 265 basis points of incremental restructuring costs incurred in 2009 as compared to 2010. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of comparable acquisition related charges recorded in 2009) favorably impacted year-over-year operating profit margin comparisons by 55 basis points as such charges were greater in 2009 than in 2010. The dilutive effect of acquired businesses had a net adverse impact of 130 basis points on year-over-year operating profit margin comparisons, partially offsetting these favorable year-over-year factors.

2009 COMPARED TO 2008

Soft demand across all instrumentation related product lines, attributable to general economic conditions and inventory reductions by distributors, drove sales declines from existing businesses during 2009. Year-over-year price increases of 1.5% partially offset the sales decline during 2009. While year-over-year sales declined during each quarter during 2009, the rate of decline during the fourth quarter of 2009 improved compared to the first three quarters of the year primarily due to the adverse impact of inventory level reductions in the distribution channel that were largely completed by the end of the third quarter. Year-over-year comparisons for the fourth quarter were also favorably impacted by the decline in demand that commenced in the fourth quarter 2008 resulting in an easier comparison. Sales declined in all significant geographic regions. Year-over-year sales in the network and communication businesses declined at a lower rate than the instrumentation business primarily as a result of positive performance in the network management solutions businesses which benefited from the competition among mobile telecommunication providers to expand coverage, services and performance of their networks.

Operating profit margins decreased 390 basis points in 2009 as compared to 2008. The decrease in operating profit margins resulted primarily from lower sales volumes during 2009, as well as 230 basis points of incremental restructuring costs incurred during 2009 compared to 2008. The dilutive effect of recently acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 35 basis points. Accounting charges incurred in 2008 associated with recording the fair value of inventory and deferred revenue acquired in connection with the November 2007 acquisition of Tektronix (net of comparable acquisition-related charges recorded in 2009) favorably impacted year-over-year operating profit margin comparisons by 120 basis points. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses also partially offset the reductions in operating profit margins.

ENVIRONMENTAL

The Company’s Environmental segment provides products that help protect our water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable, and waste water in residential, commercial and industrial applications. Danaher’s retail/commercial petroleum business is a leading worldwide provider of products and services for the retail/commercial petroleum market.

Environmental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2010	2009	2008
Sales	$2,738.0	$2,418.7	$2,413.2
Operating profit	564.3	471.0	477.3
Depreciation and amortization	45.9	43.1	41.5
Restructuring and other related charges	—	31.7	18.9
Operating profit as a % of sales	20.6%	19.5%	19.8%
Depreciation and amortization as a % of sales	1.7%	1.8%	1.7%
Restructuring and other related charges as a % of sales	—	1.3%	0.1%

Components of Sales Growth (Decline)

	2010 vs. 2009	2009 vs. 2008
Existing businesses	10.5%	(1.0%)
Acquisitions	3.0%	3.5%
Currency exchange rates	(0.5%)	(2.5%)

Total	13.0%	—

2010 COMPARED TO 2009

Sales grew during 2010 as compared to 2009 in both the water quality and retail petroleum equipment businesses. Price increases in the segment contributed 0.5% to sales growth during 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a low double-digit rate during 2010 as compared to 2009. Demand for the businesses’ laboratory and process instrumentation product lines was led by industrial markets and was stronger in all major geographies as compared to 2009. Sales in the business’ ultraviolet water treatment product line grew at a high-single digit rate during 2010. Solid year-over-year growth in the product line’s industrial and residential applications was partially offset by a difficult prior year comparison associated with a significant drinking water treatment project that favorably impacted revenues throughout 2009 and into the first half of 2010. Despite the difficult year-over-year comparison, underlying demand in the product line’s municipal markets remains robust. Sales in the business’ chemical treatment solutions product line also grew during 2010 as compared to 2009 due, in part, to continuing expansion of the chemical treatment solutions product line outside of the US market.

Sales from existing businesses in the segment’s retail petroleum equipment businesses grew at a low double-digit rate during 2010 as compared to 2009. Strong North American demand during 2010 for the business’ payment and point-of-sale retail solutions products was driven by enhanced industry standards deadlines and contributed significantly to the year-over-year sales growth. Demand for dispensing equipment also increased in all major geographic regions due to an increase in capital spending by customers. The business’ growth rate is expected to moderate in 2011 compared to 2010 as North American demand for payment and point-of-sale products is expected to moderate following the 2010 deadlines referenced above. Sales declines in the business’ vapor recovery product offerings in North America, primarily due to regulatory compliance deadlines in 2009 compared to 2010, partially offset these increases.

Operating profit margins increased 110 basis points in 2010 as compared to 2009. The increase in operating profit margins during the period is primarily a result of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for 2010 also benefited from approximately 100 basis points of incremental restructuring costs incurred in 2009 as compared to 2010. The dilutive effect of acquired businesses had a net adverse impact of 55 basis points on year-over-year operating profit margin comparisons, partially offsetting these favorable year-over-year factors. Incremental year-over-year investments in 2010 associated with the segment’s emerging market growth initiatives also negatively impacted year-over-year operating profit margin comparisons.

2009 COMPARED TO 2008

Sales in the water quality businesses during 2009 were essentially flat on a year-over-year basis while sales in the retail petroleum equipment businesses declined as compared to 2008. Price increases in the segment contributed 1.5% to sales growth during 2009 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses during 2009 were essentially flat as compared to 2008. A mid-teens growth rate in the business’ ultraviolet water treatment product line and a mid-single digit growth rate in the chemical treatment solutions product line along with year-over-year price increases of 2.0% offset low-single digit sales declines in the business’ laboratory and process instrumentation product line. Growth rates in the ultraviolet water treatment product line reflected strength in demand for municipal wastewater applications, as well as shipments related to a significant drinking water treatment plant project that commenced in 2009. In the business’ laboratory and process instrumentation and consumable product line, general economic conditions adversely impacted demand in all major geographies with the exception of China, where revenues grew at a low double-digit rate during 2009.

Sales from existing businesses in the retail petroleum equipment business during 2009 declined at a low-single digit rate as compared to 2008. Strong North American sales of the business’ point-of-sale retail and payment solution product offerings that were driven in part by regulatory requirements were more than offset by lower demand for dispensing equipment, primarily in Europe, and service offerings. Lower demand for the business’ automatic tank gauge product offerings and leak detection systems also adversely impacted year-over-year comparisons. The decline in demand for the business’ leak detection systems was partially attributable to a significant project in 2008 that did not repeat in 2009.

Operating profit margins decreased 30 basis points in 2009 as compared to 2008. The decrease in operating profit margins resulted primarily from lower sales volumes from existing businesses during 2009, as well as 45 basis points of incremental restructuring costs incurred during 2009 compared to 2008. The dilutive effect of recently acquired businesses also adversely impacted operating profit margins on a year-over-year basis by 50 basis points. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset the reductions in operating profit margins.

LIFE SCIENCES & DIAGNOSTICS

The Company’s life sciences businesses offer a broad range of research and clinical tools that are used by scientists to study cells, and the components of cells, to gain a better understanding of complex biological matters. The Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that are used to diagnose disease, make treatment decisions and monitor patients in hospitals and other critical care settings.

Life Sciences & Diagnostics Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2010	2009	2008
Sales	$2,298.3	$1,484.9	$1,481.5
Operating profit	227.9	179.6	193.2
Depreciation and amortization	90.7	56.6	53.7
Restructuring and other related charges	—	16.7	6.6
Operating profit as a % of sales	9.9%	12.1%	13.0%
Depreciation and amortization as a % of sales	3.9%	3.8%	3.6%
Restructuring and other related charges as a % of sales	—	1.1%	0.1%

Components of Sales Growth (Decline)

	2010 vs. 2009	2009 vs. 2008
Existing businesses	9.0%	(1.0%)
Acquisitions	46.0%	3.5%
Currency exchange rates	—	(2.5%)

Total	55.0%	—

2010 COMPARED TO 2009

During 2010, sales from existing businesses grew in each of the segment’s businesses. Sales growth from acquisitions was primarily attributable to the acquisition of AB/Sciex and Molecular Devices in January 2010. Year-over-year price increases in the segment had a negligible impact on sales growth during 2010.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a high single-digit rate during 2010 as compared to 2009 due primarily to strong demand in all major geographies for a new version of the business’ compact blood gas analyzer. Increased European demand for the business’ cardiac care instruments as well as continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation also contributed to year-over-year sales growth.

Sales from existing businesses in the segment’s life sciences instrumentation and pathology diagnostics businesses grew at a high single-digit rate during 2010 as compared 2009. Year-over-year growth was driven primarily by strong demand in all major geographies for new instruments and consumables in the pathology diagnostics business. Increased sales of compound and stereo microscopy equipment serving the life sciences research and industrial markets also contributed to the growth. Japanese economic stimulus funding also positively impacted 2010 sales as purchases were required to be completed by March 2010 in order to be eligible for Japanese stimulus funding.

Operating profit margins decreased 220 basis points during 2010 as compared to 2009. Acquisition related charges during 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances, primarily related to the AB Sciex and Molecular Devices acquisitions, as well as 2010 transaction costs deemed significant by the Company (in each case net of comparable acquisition related charges and costs recorded in the comparable period of 2009) adversely impacted year-over-year operating profit margin comparisons by 270 basis points as such charges and costs were greater in 2010 than in 2009. The dilutive effect of acquired businesses had a net adverse impact of 265 basis points on year-over-year operating profit margin comparisons. The favorable impact of higher sales volumes in 2010 compared to 2009, cost savings attributable to the Company’s 2009 restructuring activities and 50 basis points of incremental restructuring costs incurred in 2009 as compared to 2010 partially offset these adverse impacts.

2009 COMPARED TO 2008

During 2009, sales growth in the segment’s acute care diagnostic and pathology diagnostic businesses was largely offset by sales declines in the segment’s life sciences instrumentation businesses. Price increases contributed 1.5% sales growth during 2009 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the acute care diagnostics business grew at a mid-single digit rate during 2009 as compared to 2008. Continued strong aftermarket consumables sales related to the business’ installed base of acute care diagnostic instrumentation drove the majority of the growth during 2009. Increased sales of the business’ cardiac marking instrument also contributed to the year-over-year growth. Sales grew at a double-digit rate in China and the emerging economies of Latin America during 2009, while combined Europe and North America sales were flat.

Sales from existing businesses in the segment’s life science instrumentation and pathology diagnostics businesses declined at a low-single digit rate during 2009 as compared to 2008. Sales growth attributable to pathology diagnostic instrumentation and associated consumable products, primarily outside of North America, was more than offset by sales declines attributable to lower demand for compound and stereo microscopy equipment primarily in Europe and North America. Lower demand for microscopy equipment resulted largely from lower capital spending in the Company’s customer base throughout 2009. While year-over-year sales in the life sciences instrumentation business declined in each quarter during 2009, the rate of year-over-year decline during the fourth quarter of 2009 improved compared to the first three quarters of the year as economic stimulus funding, primarily in Japan, began to favorably impact the business.

Operating profit margins declined 90 basis points in 2009 as compared to 2008. Restructuring costs incurred during 2009 in excess of the levels incurred during 2008 reduced operating profit margins by 65 basis points on a year-over-year basis and the dilutive effect of recently acquired businesses adversely impacted operating profit margin comparisons by 5 basis points. The impact of the new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, also reduced operating profit margins for 2009 by 100 basis points. While the year-over-year sales declines diminished leverage of the segment’s fixed cost base, the 2009 cost savings attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses offset this adverse impact.

DENTAL

The Company’s Dental segment is a leading worldwide provider of a broad range of equipment and consumables for the dental market, focused on developing, manufacturing and marketing innovative solutions for dental professionals around the world.

Dental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2010	2009	2008
Sales	$1,824.6	$1,657.0	$1,795.5
Operating profit before Align gain	203.3	130.8	177.3
Impact of Align gain	—	85.1	—

Total operating profit	203.3	215.9	177.3
Depreciation and amortization	81.7	71.3	69.8
Restructuring and other related charges	—	43.8	19.5
Operating profit as a % of sales	11.1%	13.0%	9.9%
Depreciation and amortization as a % of sales	4.5%	4.3%	3.9%
Restructuring and other related charges as a % of sales	—	2.6%	1.1%

Components of Sales Growth (Decline)

	2010 vs. 2009	2009 vs. 2008
Existing businesses	4.5%	(8.5%)
Acquisitions	6.5%	3.0%
Currency exchange rates	(1.0%)	(2.0%)

Total	10.0%	(7.5%)

2010 COMPARED TO 2009

Price increases throughout the segment contributed 0.5% to sales growth during 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s dental technologies businesses grew at a low double-digit rate and increased in all major product categories during 2010 as compared to 2009. Growth was led by increased sales in the imaging product lines as a result of strong demand for 3D equipment and a recently introduced digital x-ray sensor. Year-over-year demand also increased for the business’ instruments and treatment units. Imaging product sales were particularly strong in North America and Asia, while instrument and treatment unit sales were particularly strong in Europe. Sales from existing businesses in the dental consumables businesses were essentially flat in 2010 as compared to 2009. Robust demand for orthodontia products throughout 2010 in addition to increased sales of infection control products were offset by weak demand for general dentistry consumables (primarily during the first three quarters of 2010) primarily as a result of adjustments to inventory levels in distribution channels that occurred during those periods. Demand in the general dentistry consumable businesses increased sequentially in the fourth quarter 2010 as inventories in the distribution channels returned to more normalized levels.

Operating profit margins decreased 190 basis points during 2010 as compared to 2009. The decrease in operating profit margins is largely due to the favorable settlement of litigation with Align Technologies that occurred in 2009 and adversely impacted year-over-year operating profit margin comparisons by 515 basis points. The dilutive effect of acquired businesses had a net adverse impact of 10 basis points on year-over-year operating profit margin comparisons. The favorable impact of higher sales volumes during 2010 compared to 2009, cost savings attributable to the Company’s 2009 restructuring activities and 145 basis points of incremental restructuring costs incurred in 2009 as compared to 2010 partially offset these adverse impacts.

2009 COMPARED TO 2008

Price increases contributed 1.0% sales growth during 2009 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the dental consumables business in 2009 were essentially flat as compared to 2008. Increased sales of orthodontia and infection control products during 2009 were offset by weaker demand for implants, endodontic products and general dentistry consumables. Lower capital spending by customers and inventory reductions in certain distribution channels drove year-over-year sales declines at a mid-teen rate in the dental technologies businesses. While year-over-year sales in the dental technologies business declined in each quarter during 2009, the rate of year-over-year decline during the fourth quarter of 2009 improved compared to the first three quarters of the year due to strong sales of treatment units in Europe, as well as easier year-over-year comparisons due to a large stocking order for imaging equipment that occurred in the third quarter 2008.

Operating profit margins increased 310 basis points in 2009 as compared to 2008. The gain recognized during 2009 in connection with the Align litigation settlement favorably impacted year-over-year operating profit margin comparisons by 515 basis points. Restructuring costs incurred during 2009 in excess of the levels incurred during 2008 reduced operating profit margins by 140 basis points on a year-over-year basis and the dilutive effect of recently acquired businesses adversely impacted operating profit margin comparisons by 20 basis points. The impact of the new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, also reduced operating profit margins for 2009 by 20 basis points. While the year-over-year sales declines diminished leverage of the segment’s fixed cost base, the 2009 cost savings attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset this adverse impact.

INDUSTRIAL TECHNOLOGIES

The Company’s Industrial Technologies segment manufactures products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines, as well as incorporated by original equipment manufacturers (“OEMs”) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, aerospace and defense and engine retarder businesses.

Industrial Technologies Segment Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2010	2009	2008
Sales	$3,193.2	$2,795.1	$3,471.0
Operating profit	630.1	400.2	551.1
Depreciation and amortization	60.3	61.3	68.4
Restructuring and other related charges	—	61.5	24.0
Operating profit as a % of sales	19.7%	14.3%	15.9%
Depreciation and amortization as a % of sales	1.9%	2.2%	2.0%
Restructuring and other related charges as a % of sales	—	2.2%	0.1%

Components of Sales Growth (Decline)

	2010 vs. 2009	2009 vs. 2008
Existing businesses	13.5%	(17.0%)
Acquisitions	0.5%	0.5%
Currency exchange rates	—	(3.0%)

Total	14.0%	(19.5%)

2010 COMPARED TO 2009

Price increases throughout the segment contributed 1.5% to sales growth during 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s product identification businesses grew at a mid-teens rate during 2010 as compared to 2009 primarily due to increased demand for core marking and coding equipment as customers released capital spending that had been delayed from prior years. Strong consumable sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth. Sales grew in all major geographies with particular strength in Europe and the emerging markets.

Sales from existing businesses in the segment’s motion businesses grew at a double-digit rate during 2010 as compared to 2009 as demand was strong in the majority of end markets served due primarily to the general economic recovery. While growth was generally broad-based, industrial automation led the growth with strong sales of advanced motor and drive product offerings. Sales increased in all major geographies.

Sales from existing businesses in the segment’s other businesses grew collectively at a high-single digit rate during 2010 as compared to 2009 due to generally higher demand in most major end-markets. Demand increased in the segment’s sensors and controls businesses and engine-retarder business during 2010. Sales in the aerospace and defense businesses were essentially flat compared to 2009 as the aerospace end markets did not begin to recover from the recession until the second half of 2010.

Operating profit margins increased 540 basis points during 2010 as compared to 2009. The increase in operating profit margins reflects the impact of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for 2010 also benefited from approximately 175 basis points of incremental restructuring costs incurred in 2009 as compared to 2010. The divestiture of certain lower margin businesses and product lines in the fourth quarter 2009 in connection with the Company’s restructuring activities also favorably impacted year-over-year operating profit margin comparisons by 40 basis points.

2009 COMPARED TO 2008

Sales declines in a majority of the segment’s businesses during 2009 more than offset sales growth of approximately 1.5% related to price increases which are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s product identification businesses declined at a high single digit rate during 2009 as compared to 2008. Sales declines during 2009 resulted primarily from weak demand for core marking and coding equipment due to lower capital spending by customers as a result of general economic conditions. Sales of consumable products associated with the businesses’ installed base of marking and coding equipment also declined on a year-over-year basis but not as significantly as equipment sales. During the fourth quarter of 2009, equipment sales increased on a year-over-year basis primarily due to emerging market growth. Flat consumable product sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008 were an improvement compared to year-over-year consumable sales declines during the first three quarters of the year. Sales in the China market grew during the second half of 2009, resulting in low-single digit sales growth for the full year.

Sales from existing businesses in the segment’s motion businesses declined at double digit rates during 2009 as compared to 2008. Sales declined as a result of weak demand for most of the businesses’ product offerings attributable to the recessionary economic conditions that existed throughout 2009. While year-over-year sales in the motion businesses declined in each quarter during 2009, the rate of year-over-year decline during the fourth quarter of 2009 improved slightly compared to the second and third quarters of the year, due to improvements in demand for certain product offerings and the absence of inventory reductions experienced in early 2009 in the business’ distribution channels.

Sales from existing businesses in the segment’s other businesses declined at a low-double digit rate during 2009 as compared to 2008. The Company’s sensors and controls business saw modest improvement in certain end markets during the fourth quarter 2009 as compared to the first nine months of 2009. Demand in the Company’s aerospace and defense businesses softened in the second half of 2009, however, primarily due to declines in demand in the commercial aviation end markets. Continued capital project freezes by the United States Postal Service contributed to year-over-year sales declines in the business’ integrated scanning system product line.

Operating profit margins in the segment declined 160 basis points in 2009 as compared to 2008. The decrease in operating profit margins resulted primarily from lower sales volumes during 2009, as well as 75 basis points of incremental restructuring costs incurred during 2009 compared to 2008. The impact of the new business combination accounting standard, requiring the expensing of transaction costs for pending and completed acquisitions after December 31, 2008, combined with the dilutive effect of recently acquired businesses, also reduced operating profit margins for 2009 by 10 basis points. Cost savings realized in 2009 attributable to the Company’s 2008 and 2009 restructuring activities and ongoing efforts to reduce material costs and other operating expenses partially offset these negative factors.

GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2010	2009	2008
Sales	$13,202.6	$11,184.9	$12,697.5
Cost of sales	6,575.8	5,904.7	6,757.3

Gross profit	6,626.8	5,280.2	5,940.2
Gross profit margin	50.2%	47.2%	46.8%

Gross profit margins for 2010 increased 300 basis points from 2009. The year-over-year increase reflects the impact of higher sales volumes as compared to 2009, year-over-year cost savings attributable to the Company’s 2009 restructuring activities and 95 basis points of incremental restructuring costs incurred during 2009 as compared to 2010. Gross profit margins during 2010 also benefited from the contribution to the Apex joint venture at the beginning of the third quarter of certain of the Company’s hand tools businesses that had lower average gross profit margins than the remainder of the Company. Acquisition related charges recorded in 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of AB Sciex, Molecular Devices and certain other acquisitions adversely impacted gross profit margin comparisons by approximately 30 basis points.

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

OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2010	2009	2008
Sales	$13,202.6	$11,184.9	$12,697.5
Selling, general and administrative expenses	3,673.7	3,190.2	3,345.3
Research and development expenses	809.5	632.7	725.4
SG&A as a % of sales	27.8%	28.5%	26.3%
R&D as a % of sales	6.1%	5.7%	5.7%

The year-over-year decrease in selling, general and administrative expenses as a percentage of sales in 2010 reflects the benefit of increased leverage of the Company’s cost base resulting from higher sales volumes during 2010 as compared to 2009 in addition to 65 basis points of incremental restructuring costs incurred during 2009 as compared to 2010. Incremental year-over-year investments in the Company’s sales growth initiatives, increased commission costs due to the higher sales volumes and the dilutive effect of certain recently acquired businesses and those businesses’ higher relative operating expense structures partially offset these year-over-year improvements.

The year-over-year increase in selling, general and administrative expenses as a percentage of sales from 2008 to 2009 is primarily due to reduced leverage of the Company’s cost base caused by lower sales volumes during 2009 as compared to 2008. Incremental year-over-year costs associated with 2009 restructuring activities adversely impacted selling, general and administrative expenses as a percentage of sales by 50 basis points on a year-over-year basis, although the 2008 and 2009 restructuring actions generated year-over-year cost savings that partially offset these negative factors.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 40 basis points during 2010 on a year-over-year basis. The increase is primarily attributable to the contribution of the Company’s hand tools businesses to the Apex joint venture, as the research and development spending of such businesses has historically been less than the Company average. Overall research and development costs also increased in 2010 compared to 2009 due to recently acquired businesses, primarily AB Sciex and Molecular Devices, with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives.

Research and development expenses as a percentage of sales were flat during 2009 as compared to 2008. The Company continued to invest in new product development within all of its businesses, with particular emphasis on the medical technologies, test and measurement, environmental and product identification businesses.

EARNINGS FROM UNCONSOLIDATED JOINT VENTURE

As previously discussed, in July, 2010 the Company closed on the formation of the Apex joint venture. As of the closing of the transaction, the Company deconsolidated its contributed businesses and commenced accounting for its investment in the joint venture based on the equity method of accounting. As a result of the Company’s continuing involvement with the joint venture, the contributed businesses are not presented as a discontinued operation. The equity in the earnings of Apex, reflecting the Company’s 50% ownership position subsequent to the formation, is reflected in the “Earnings from unconsolidated joint venture” caption in the accompanying Consolidated Statements of Earnings.

The impact on the Company’s results of operations from (1) the contributed business prior to the formation of Apex, and (2) the Company’s equity in the earnings of Apex subsequent to the formation of Apex, is reflected in the table below ($ in millions):

	For the Year Ended December 31
	2010	2009	2008
Prior to formation of Apex
Sales	$315.6	$607.9	$731.3
Operating profit	41.5	63.9	68.2
Subsequent to formation of Apex
Earnings from unconsolidated joint venture	22.8	—	—

INTEREST EXPENSE AND INCOME

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $121 million in 2010 was essentially flat as compared to 2009. Interest expense of $123 million in 2009 was $7.5 million lower than 2008 primarily as a result of lower average debt levels during 2009 as the Company deployed cash flows to repay a portion of its commercial paper borrowings. Interest attributable to the $750 million principal amount of 5.40% senior unsecured notes issued in March 2009 partially offset the positive impact of the reduction in outstanding commercial paper borrowings.

The Company recognized interest income of $6 million, $5 million and $10 million in 2010, 2009 and 2008, respectively. Interest income in 2010 was higher than interest income in 2009 due to higher average invested cash balances. Interest income in 2009 was lower than interest income in 2008 as the lower interest rates on deposits in 2009 compared to 2008 more than offset higher average invested cash balances.

INCOME TAXES

General

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies and changes in tax laws. The Company’s effective tax rate for 2010 differs from the United States federal statutory rate of 35% primarily as a result of lower effective tax rates on certain earnings from operations outside of the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States. The amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings. As of December 31, 2010, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $6.5 billion.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities and the expiration of statutes of limitation, reserves are adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors”.

Year-Over-Year Changes in Tax Provision and Effective Tax Rate

The Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 23.5%, 19.2% and 24.7%, respectively.

The Company’s 2010 effective tax rate of 23.5% reflects the benefit of earnings outside the United States taxed at rates lower than the U.S. Federal income tax rate. The 2010 effective tax rate includes the benefit of approximately 50 basis points ($11.5 million, or $0.02 per diluted share) of discrete tax reserve reductions associated with resolution of certain international and domestic tax positions and refinements of reserve estimates related to prior period tax contingencies. The Company’s tax provision was reduced by approximately $15 million in the fourth quarter of 2010 as a result of the extension of the research and experimentation credit and other U.S. legislation enacted in December 2010 related to taxation of international earnings.

The Company’s 2009 effective tax rate of 19.2% includes the impact of approximately 680 basis points ($97.2 million, or $0.15 per diluted share) related to gains from the net reduction of reserves associated with the resolution of uncertain tax positions and discrete items. The impact of expensing transaction costs (in accordance with the business combination accounting standard that became effective at the beginning of 2009), much of which are not deductible for income tax purposes, partially offset these beneficial factors.

The effective tax rate for 2011 is expected to be approximately 25.5%. The anticipated increase from the 2010 rate is largely attributable to recent U.S. legislation effective as of the beginning of 2011 that repealed or modified certain tax provisions applicable to U.S. companies having international operations that enable the use of foreign tax credits to offset U.S. corporate income taxes.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the twelve months ended December 31, 2010, 2009 or 2008.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk, equity prices and commodity prices, each of which could impact its results of operations and financial condition. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating profit as a whole.

Interest Rate Risk

A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not our earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2010, an increase of 100 basis points in interest rates would decrease the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from its underlying common stock) by approximately $105 million. However, since the Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, the impact of market interest rate fluctuations on the Company’s fixed-rate long-term debt does not affect the Company’s results of operations or stockholders’ equity.

As of December 31, 2010, the Company’s variable-rate debt obligations relate primarily to U.S. dollar commercial paper borrowings, and as a result its primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2010. As these obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2010, a 100% increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $0.4 million. A 100% hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2010.

Currency Exchange Rate Risk

The Company faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries. The Eurobond Notes described below (which as of December 31, 2010 had outstanding borrowings in principal amount equivalent to $669 million) provide a natural hedge to a portion of the Company’s European net asset position. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries, net of the translation effect of the Company’s Eurobond Notes, is reflected in the “accumulated other comprehensive income” component of stockholders’ equity. A 10% depreciation in major currencies, relative to the U.S. dollar at December 31, 2010 (net of the translation effect of the Company’s Eurobond Notes) would result in a reduction of stockholders’ equity of approximately $450 million.

The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a substantial portion of its costs are incurred, and sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

Currency exchange rates decreased reported 2010 sales by 0.5% on a year-over-year basis as the U.S. dollar was, on average, slightly stronger against other major currencies during 2010 as compared to exchange rate levels during 2009. The strengthening of the U.S. dollar that began in the second quarter 2010 and prevailed throughout most of the remainder of 2010 more than offset the U.S. dollar’s weakness against other major currencies during the first quarter of 2010.

If the exchange rates in effect as of December 31, 2010 prevail throughout 2011, currency exchange rates will positively impact 2011 reported sales by approximately 1.0% relative to the Company’s performance in 2010. Weakening of the U.S. dollar against other major currencies would have a further positive impact on the Company’s reported sales and results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s consolidated financial statements.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, and trade accounts receivable. The Company is exposed to credit losses in the event of nonperformance by counterparties to its financial instruments. The Company places cash and temporary investments with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.

In addition, concentrations of credit risk arising from trade accounts receivable are limited due to the diversity of the Company’s customers. The Company’s businesses perform ongoing credit evaluations of their customers’ financial conditions and typically obtain collateral or other security when appropriate.

Equity Price Risk

The Company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2010 would have reduced the fair value of the Company’s available-for-sale investment portfolio by approximately $26 million.

Commodity Price Risk

For a discussion of risks relating to commodity prices, please see “Item 1. Materials.”

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses and strategic acquisitions and maintain its capital structure on a short and long-term basis. For a discussion of risks related to the uncertainty in the financial markets and the global economy in general, please refer to “Item 1A. Risk Factors.”

Overview of Cash Flows and Liquidity

($ in millions)	For the Years Ended December 31
	2010	2009	2008
Operating cash flows	$2,084.4	$1,800.8	$1,859.0

Purchases of property, plant and equipment	(217.3)	(188.5)	(193.8)
Cash paid for acquisitions	(2,129.7)	(703.5)	(423.2)
Cash paid for other investments	—	(66.8)	—
Other sources	58.1	15.9	49.6

Net cash used in investing activities	(2,288.9)	(942.9)	(567.4)

Proceeds from the issuance of common stock	178.4	174.2	82.4
Debt repayments, net of new borrowings (excluding March 2009 public debt offering)	(9.4)	(469.9)	(1,092.3)
Proceeds of March 2009 public debt offering	—	744.6	—
Purchase of treasury stock	—	—	(74.2)
Payment of dividends	(52.2)	(41.7)	(38.2)

Net cash provided by / (used in) financing activities	116.8	407.2	(1,122.3)

•	Operating cash flow, a key source of the Company’s liquidity, increased $284 million, or approximately 16%, during 2010 as compared to 2009.

•

Funding for acquisitions constituted the most significant use of cash during 2010. The Company acquired 19 businesses during 2010. Total consideration paid for these acquisitions was approximately $2.1 billion in cash, net of cash acquired.

•	The Company repaid approximately $9 million of debt (net of new borrowings) during 2010.

•	The Company’s restructuring activities used approximately $110 million in cash during 2010.

•

The Company contributed approximately $90 million in cash to the Company’s U.S. defined benefit pension plan and approximately $33 million to the Company’s non-U.S. defined benefit pension plans during 2010.

•	As of December 31, 2010, the Company held $1.6 billion of cash and cash equivalents.

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

Operating cash flow was approximately $2.1 billion for 2010, an increase of $284 million, or 16% as compared to 2009. The increase in operating cash flow was primarily attributable to the increase in earnings in 2010 as compared to 2009. Partially offsetting this benefit was an investment in trade accounts receivable, inventory and accounts payable which in the aggregate used $204 million of cash flow during 2010 as compared to contributing $228 million of cash flow during 2009. The increased use of cash reflects increased inventory and accounts receivable levels, partially offset by increased accounts payable levels, associated with increased business activity.

Operating cash flow was approximately $1.8 billion for 2009, a decrease of $58 million, or approximately 3% as compared to 2008. The decrease in operating cash flow was primarily attributable to the decrease in earnings in 2009 as compared to 2008 and to a lesser extent attributable to the year-over-year incremental amount of cash paid related to the Company’s restructuring activities. In addition, the Company voluntarily contributed $60 million to the Company’s U.S. defined benefit pension plan in 2009 while it made no contribution in 2008. The declines in operating cash flow were partially offset by cash generated from the aggregate of trade accounts receivable, inventory and accounts payable which contributed $228 million of cash flow during 2009 as compared to contributing $108 million of cash flow during 2008. Increased collections of accounts receivable and reduced inventory levels (partially offset by reductions in accounts payable) associated with lower levels of business activity benefited cash flow in 2009 as compared to 2008. A decline of approximately $100 million in tax payments during 2009 as compared to 2008 also partially offset the decline in operating cash flow.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During 2010, the Company paid approximately $110 million related to its 2009 restructuring activities. During 2009, the Company paid approximately $161 million related to its 2009 and 2008 restructuring activities and approximately $29 million related to restructuring activities associated with acquisitions completed prior to December 31, 2008. Please refer to Note 2 and Note 17 to the Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $2.3 billion during 2010 compared to $943 million of net cash used in 2009. Gross capital spending of $217 million during 2010 was approximately $29 million more than gross capital spending during 2009. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In 2011, the Company expects capital spending to approximate $250 million, though actual expenditures will ultimately depend on business conditions.

Net cash used in investing activities was approximately $943 million in 2009 compared to approximately $567 in 2008. Gross capital spending of $194 million in 2009 decreased approximately $5 million from 2008 capital spending levels.

As discussed below, the Company completed numerous business acquisitions and divestitures during 2010, 2009 and 2008. All of the acquisitions during this period have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill typically arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. For a discussion of other factors resulting in the recognition of goodwill see Notes 2 and 6 to the accompanying Consolidated Financial Statements.

2010 Acquisitions and Apex Joint Venture

For a discussion of the Company’s 2010 acquisitions and the 2010 formation of the Apex joint venture, please refer to “—Overview — Acquisitions; Joint Venture with Cooper Industries plc.”

2009 Acquisitions/Divestitures

The Company acquired fifteen businesses during 2009 for consideration of approximately $704 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These businesses were acquired to complement existing units of the Life Sciences & Diagnostics, Dental, Industrial Technologies, Environmental and Test & Measurement segments. The aggregate annual sales of these fifteen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $430 million.

In addition, during 2009 the Company divested five businesses or product lines for approximately $10 million of net cash proceeds. The divested businesses were part of the Industrial Technologies and the former Tools and Components segments and had aggregate annual revenues of approximately $53 million in 2009. The Company recorded no significant gain or loss, either individually or in the aggregate, associated with these divestitures. The Company used the proceeds from these sales for general corporate purposes.

2008 Acquisitions

The Company acquired seventeen companies or product lines during 2008 for consideration of approximately $423 million in cash, including transaction costs and net of cash acquired and $8 million of debt assumed. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These companies were acquired to complement existing units of the Life Sciences & Diagnostics, Dental, Industrial Technologies, Environmental and Test & Measurement segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and notes, excess tax benefits from stock-based compensation, repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $117 million during 2010 compared to $407 million of cash provided during 2009. The year-over-year change was primarily due to the proceeds from the issuance of the 2019 Notes (described below) during 2009 partially offset by lower repayments of borrowings during 2010 as compared to 2009.

Total debt was $2.8 billion at December 31, 2010 compared to $2.9 billion at December 31, 2009. The Company’s debt as of December 31, 2010 was as follows:

•	$180 million of outstanding U.S. dollar denominated commercial paper;

•	$669 million (€500 million) aggregate principal amount of 4.5% guaranteed Eurobond Notes due 2013 (“Eurobond Notes”);

•	$500 million aggregate principal amount of 5.625% Senior Notes due 2018 (“2018 Notes”);

•	$750 million aggregate principal amount of 5.4% Senior Notes due 2019 (“2019 Notes”);

•	$573 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$152 million of other borrowings.

For additional details regarding the Company’s debt as of December 31, 2010, see Note 9 to the Consolidated Financial Statements. The Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except in connection with the change of control provisions described as follows. Under each of the Eurobond Notes, the 2018 Notes and the 2019 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of the 2018 Notes and 2019 Notes, or the principal amount plus accrued interest in the case of Eurobond Notes. The Company’s outstanding indentures and comparable instruments also contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2010, the Company was in compliance with all of its debt covenants. For a discussion of the risks related to our indebtedness, please refer to “Item 1A. Risk Factors.”

Commercial Paper Program and Credit Facility

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro denominated commercial paper. Under the Company’s U.S. dollar and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in aggregate principal amount not to exceed $4.0 billion. Since the Credit Facilities (described below) provide credit support for the program, the $1.525 billion of availability under the Credit Facilities has the practical effect of reducing from $4.0 billion to $1.525 billion the maximum amount of commercial paper that the Company can issue under the program. Borrowings under the program are available for general corporate purposes, including acquisitions. The Company classifies the borrowings under the commercial paper program as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and the ability, as supported by the availability of the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) with a syndicate of banks that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities”). The Credit Facilities can also be used for working capital and other general corporate purposes. Under the Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, (2) a formula based on the higher (as of the date of determination) of Bank of America’s prime rate or the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. Under the Supplemental Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula, or (2) a formula based on the highest (as of the date of determination) of the lender’s prime rate, the Federal funds rate plus 50 basis points or the LIBOR rate plus 100 basis points. Both of the Credit Facilities require the Company to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus stockholders’ equity) as of the last day of each quarter of 0.65 to 1.00 or less. As of December 31, 2010, the Company was in compliance with this covenant. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of our commercial paper program. We expect to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that we could borrow, if needed, to repay all of our outstanding commercial paper as it matures. The Company anticipates seeking a renewal of the term of the Supplemental Credit Facility from the lender prior to its scheduled expiration.

During 2010, the Company refinanced balances under its commercial paper program as they came due to maintain an outstanding balance throughout the year. Amounts outstanding under the Company’s U.S. dollar commercial paper program as of December 31, 2010 had a weighted average interest rate of 0.25% and a weighted average maturity of approximately 11 days. The Company had no outstanding Euro denominated commercial paper as of December 31, 2010.

Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash, operating cash flow and our Credit Facilities to provide short-term funding. In such event, the cost of borrowings under our Credit Facilities could be higher than the cost of commercial paper borrowings.

In addition to the Credit Facilities, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

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

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of Danaher common stock (in the aggregate for all LYONs that were originally issued, approximately 24.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2010, an aggregate of approximately 2.4 million shares of Danaher common stock had been issued upon conversion of LYONs. From January 1, 2011 through February 11, 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of approximately 5.2 million shares of Danaher common stock, par value $0.01 per share. As of December 31, 2010, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011, which resulted in notes with an accreted value of approximately $13 thousand being redeemed by the Company for cash. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $2.1 million of contingent interest on the LYONs for the year ended December 31, 2010. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Shelf Registration Statement

The Company has a “well-known seasoned issuer” shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use the net proceeds from future securities sales off this shelf for general corporate purposes. These purposes may include, but are not limited to, reduction or refinancing of debt or other corporate obligations; acquisitions; capital expenditures; share repurchases and dividends; and working capital.

Stock Repurchase Program

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

The Company did not repurchase any shares of Company common stock during 2010 or 2009. During 2008, the Company repurchased 2.76 million shares of Company common stock in open market transactions at a cost of $74 million, under the Company’s prior stock repurchase program. The 2008 repurchases were funded from available cash and from proceeds from the issuance of commercial paper. As of December 31, 2010, 20 million shares remain available for repurchase pursuant to this program. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Dividends

The Company declared a regular dividend of $0.02 per share that was paid on January 28, 2011 to holders of record on December 31, 2010. Aggregate cash payments for dividends during 2010 were approximately $52 million.

Cash and Cash Requirements

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its existing commercial paper programs or the Credit Facilities, enter into new credit facilities in order to expand borrowing capacity under its commercial paper program and issue commercial paper in amounts in excess of the program’s current capacity and/or access the capital markets as needed for liquidity. We also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. As of December 31, 2010, the Company held $1.6 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.4%.

The Company’s cash balances are generated and held in numerous locations throughout the world. At December 31, 2010, approximately $1.4 billion of the Company’s cash and cash equivalents was held outside the United States. Most of the cash balances held outside the United States could be repatriated to the United States although under current law would potentially be subject to United States federal income taxes, less applicable foreign tax credits. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. Wherever possible, intra-company financing is used to provide working capital to the Company’s operations.

During 2010, the Company contributed $90 million to its U.S. defined benefit pension plan and approximately $33 million to its non-U.S. defined benefit pension plans. During 2011, the Company’s cash contribution requirements are expected to be approximately $50 million for its U.S. plan, although the ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. The Company expects to contribute approximately $27 million in employer contributions and unfunded benefit payments to the non-U.S. defined benefit plans in 2011.

Contractual Obligations

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2010 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $389 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 14 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$2,799.2	$38.3	$915.5	$4.2	$1,825.4
Capital Lease Obligations (b)	25.5	2.5	8.0	7.2	23.6

Total Long-Term Debt	2,824.7	40.8	923.5	11.4	1,849.0
Interest Payments on Long-Term Debt and Capital Lease Obligations (c)	833.3	106.3	207.6	145.6	373.8
Operating Lease Obligations (d)	463.8	124.8	165.7	94.3	79.0
Other:
Purchase Obligations (e)	654.9	535.7	67.2	2.8	49.2
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (f)	1,845.6	—	574.7	398.1	872.8

Total	$6,622.3	$807.6	$1,938.7	$652.2	$3,223.8

(a)	As described in Note 9 to the Consolidated Financial Statements.
(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c)	Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2010. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(d)	As described in Note 12 to the Consolidated Financial Statements, certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(e)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(f)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, certain pension obligations, deferred tax liabilities (excluding unrecognized tax benefits) and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

Off-Balance Sheet Arrangements

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company as of December 31, 2010.

	Amount of Commitment Expiration per Period
($ in millions)	Total Amounts Committed	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Standby Letters of Credit and Performance Bonds	$305.2	$88.4	$164.8	$29.9	$22.1
Guarantees	68.7	30.3	10.7	2.0	25.7

Total	$373.9	$118.7	$175.5	$31.9	$47.8

Standby letters of credit and performance bonds are generally issued to secure the Company’s obligations under short-term contracts to purchase raw materials and components and for performance under specific sales agreements. Guarantees are generally issued in connection with certain transactions with vendors, suppliers, and financing counterparties and governmental entities.

Other Off-Balance Sheet Arrangements

The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company has not included any such items in the table above because they relate to unknown conditions and the Company cannot estimate the potential liabilities from such matters, but the Company does not believe that any such liability will have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacates any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial position, results of operations or liquidity.

In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of the Company’s products or claims alleging that Company products infringe third-party intellectual property. The Company cannot estimate its maximum exposure under these indemnification provisions and has not accrued any liabilities in its consolidated financial statements or included any indemnification provisions in our contractual commitments table above. Historically, the Company has not experienced significant losses on these types of indemnification obligations.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Danaher’s Amended and Restated By-laws provide for similar indemnification rights. In addition, Danaher has executed with each director and executive officer of Danaher Corporation an indemnification agreement which provides for substantially similar indemnification rights and under which Danaher has agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

Legal Proceedings

Please refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for information regarding certain litigation matters.

In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety” and “Item 3. Legal Proceedings,” the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business (or the business operations of previously owned entities). These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its cash flows, financial position or results of operations.

While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. For general and products liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as amounts or ranges of probable losses, and if appropriate recognizes a reserve for these contingencies. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in our settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. The Company believes the liability recorded for such contingencies as of December 31, 2010 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Please see Note 8 to the Consolidated Financial Statements for information about the amount of our accruals for self-insurance and litigation liability.

For a discussion of additional risks related to existing and potential legal proceedings, please refer to “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES

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

The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 in the Company’s Consolidated Financial Statements.

Accounts receivable. The Company maintains allowances for doubtful accounts to reflect probable credit losses inherent in its portfolio of receivables. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios based on ongoing assessments and evaluations of collectability and historical loss experience. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company regularly performs detailed reviews of its accounts receivable portfolio to determine if an impairment has occurred and to assess the adequacy of the allowances. Additions to the allowances for doubtful accounts are charged to current period earnings; amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

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

Acquired intangibles. The Company’s business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The Company does not amortize goodwill but does amortize certain identifiable intangible assets, primarily customer relationships and acquired technology, over the estimated useful life of the identified asset. On an annual basis (the first day of the Company’s fiscal fourth quarter) the Company estimates the fair value of each of its reporting units and compares the fair value of each unit to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been diminution of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. The Company estimates the fair value of its reporting units primarily using a market based approach. The Company estimates fair value based on EBITDA multiples determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company’s reporting units in addition to market available precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach in certain circumstances. Once completed, the results of the income and market approaches are reconciled and compared. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

As of December 31, 2010, the Company had 27 reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from approximately $6.6 million to approximately $2.1 billion. The Company’s annual goodwill impairment analysis in 2010 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 16% to approximately 617%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 4% to approximately 545%.

Contingent Liabilities. As discussed above under “—Legal Proceedings”, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed above under “—Legal Proceedings”. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings.

Revenue Recognition: The Company derives revenues from the sale of products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. See Note 1 to the Company’s Consolidated Financial Statements for a description of the Company’s revenue recognition policies. Although most of the sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements.

Share-Based Compensation: The Company accounts for share-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. For a discussion of the Company’s share-based compensation accounting practices, please see Note 16 to the Company’s Consolidated Financial Statements. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate during a reporting period is materially different than its estimate, the Company’s earnings may be significantly impacted as the Company records the effect of actual experience in the period it occurs.

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

Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, changes in the assumptions (as a result of differences in actual experience, changes in key economic indicators or other factors) may affect the Company’s financial position or results of operations. For the U.S. plan, the Company used a 5.2% discount rate in computing the amount of the minimum pension liability to be recorded at December 31, 2010, which represents a decrease of 55 basis points in the discount rate from December 31, 2009. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. A 25 basis point reduction in the discount rate used for the plans would have increased the U.S. and non-U.S. net obligation by $59 million ($40 million on an after tax basis) from the amount recorded in the financial statements at December 31, 2010.

For 2010, the expected long-term rate of return assumption applicable to assets held in the U.S. plan has been estimated at 8%. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in corporate bonds and bond index funds. If the expected long-term rate of return on plan assets was reduced by 0.5%, pension expense for 2010 would have increased $5 million (or $3 million on an after-tax basis). The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 7.20% for 2010 and ranged from 0.75% to 8.0% for 2009.

For a discussion of the Company’s 2010 and anticipated 2011 defined benefit pension plan contributions, please see “Liquidity and Capital Resources —Cash and Cash Requirements”.

Income Taxes: The Company’s income tax expense represents the current tax liability for the year and the tax benefit or expense for the net change in deferred tax liabilities and assets during the year. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statement of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Judgment is required in estimating valuation allowances. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies, and can also be impacted by changes to tax laws. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations.

An increase in our nominal tax rate of 1.0 percent would have resulted in an additional income tax provision for the fiscal year ended December 31, 2010 of approximately $23 million.

New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. Concurrent with the issuance of ASU No. 2009-13, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of these updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified transactions in any given period.

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

The Company completed the acquisition of AB Sciex on January 30, 2010. Since the Company has not yet fully incorporated the internal controls and procedures of this business into the Company’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. As of December 31, 2010, AB Sciex accounted for $1.1 billion and $861 million of the Company’s total and net assets, respectively, and $482 million and ($58) million of the Company’s revenues and operating profit (loss), respectively, for the year then ended.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 with the exception of the aforementioned AB Sciex business. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2011 appears on page 62 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Danaher Corporation:

We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AB Sciex, which is included in the 2010 consolidated financial statements of Danaher Corporation and subsidiaries and constituted $1.1 billion and $861 million of total and net assets, respectively, as of December 31, 2010 and $482 million and ($58) million of the Company’s revenues and operating profit (loss), respectively, for the year then ended. Our audit of internal control over financial reporting of Danaher Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of AB Sciex.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31 ($ in thousands, except per share data)
	2010	2009	2008

Sales	$13,202,602	$11,184,938	$12,697,456
Cost of sales	6,575,812	5,904,718	6,757,262

Gross profit	6,626,790	5,280,220	5,940,194

Operating costs and other:
Selling, general and administrative expenses	3,673,703	3,190,211	3,345,274
Research and development expenses	809,481	632,651	725,443
Earnings from unconsolidated joint venture	(22,768)	—	—
Other income	—	(85,118)	—

Operating profit	2,166,374	1,542,476	1,869,477

Non-operating income (expense):
Gain on contribution of businesses to joint venture	291,037	—	—
Interest expense	(120,775)	(122,656)	(130,174)
Interest income	6,069	5,034	10,004

Earnings before income taxes	2,342,705	1,424,854	1,749,307

Income taxes	(549,705)	(273,150)	(431,676)

Net earnings	$1,793,000	$1,151,704	$1,317,631

Net earnings per share:
Basic	$2.74	$1.80	$2.06

Diluted	$2.64	$1.73	$1.98

Average common stock and common equivalent shares outstanding (in thousands):
Basic	653,194	641,530	638,722
Diluted	683,275	671,484	671,726

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ and shares in thousands)
	2010	2009
ASSETS

Current Assets:
Cash and equivalents	$1,632,980	$1,721,920
Trade accounts receivable, less allowance for doubtful accounts of $136,648 and $133,103, respectively	2,218,975	1,916,831
Inventories	1,225,151	993,016
Prepaid expenses and other current assets	652,407	588,861

Total current assets	5,729,513	5,220,628

Property, plant and equipment, net	1,192,303	1,143,331
Investment in joint venture	511,283	—
Other assets	701,127	758,035
Goodwill	10,758,402	9,817,923
Other intangible assets, net	3,324,502	2,655,503

Total assets	$22,217,130	$19,595,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$40,761	$44,186
Trade accounts payable	1,215,818	1,051,487
Accrued expenses and other liabilities	2,048,175	1,665,287

Total current liabilities	3,304,754	2,760,960

Other long-term liabilities	2,355,703	2,315,261
Long-term debt	2,783,907	2,889,023
Stockholders’ equity:
Common stock - $0.01 par value, 1 billion shares authorized; 729,516 and 717,844 issued; 656,360 and 645,470 outstanding, respectively	7,295	3,589
Additional paid-in capital	2,412,401	2,074,501
Retained earnings	10,945,928	9,205,142
Accumulated other comprehensive income (loss)	345,386	346,944

Total Danaher stockholders’ equity	13,711,010	11,630,176
Non-controlling interest	61,756	—

Total stockholders’ equity	13,772,766	11,630,176

Total liabilities and stockholders’ equity	$22,217,130	$19,595,420

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 ($ in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$1,793,000	$1,151,704	$1,317,631
Non-cash items:
Depreciation	197,998	184,524	193,997
Amortization	199,084	157,063	145,290
Stock compensation expense	88,122	87,350	86,000
Earnings from unconsolidated joint venture	(22,768)	—	—
Pre-tax gain on contribution of businesses to joint venture	(291,037)	—	—
Consideration received in shares	—	(84,749)	—
Change in deferred income taxes	43,353	(154,098)	27,691
Change in trade accounts receivable, net	(262,123)	106,132	71,403
Change in inventories	(166,454)	211,595	33,119
Change in accounts payable	224,711	(89,853)	3,713
Change in prepaid expenses and other assets	70,715	142,396	(4,773)
Change in accrued expenses and other liabilities	209,750	88,770	(15,042)

Net cash flows from operating activities	2,084,351	1,800,834	1,859,029

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(217,328)	(188,547)	(193,783)
Proceeds from disposals of property, plant and equipment	1,559	6,090	1,088
Proceeds from contribution of businesses to joint venture	56,542	—	—
Cash paid for acquisitions	(2,129,652)	(703,511)	(423,208)
Cash paid for other investments	—	(66,768)	—
Proceeds from divestitures and refundable escrowed purchase price	—	9,795	48,504

Net cash used in investing activities	(2,288,879)	(942,941)	(567,399)

Cash flows from financing activities:
Proceeds from issuance of common stock	178,406	174,233	82,430
Payment of dividends	(52,214)	(41,717)	(38,259)
Purchase of treasury stock	—	—	(74,165)
Net (repayments) proceeds of borrowings (maturities of 90 days or less)	—	(445,711)	(905,567)
Proceeds of borrowings (maturities longer than 90 days)	—	744,615	72,652
Repayments of borrowings (maturities longer than 90 days)	(9,388)	(24,188)	(259,344)

Net cash provided by (used in) financing activities	116,804	407,232	(1,122,253)

Effect of exchange rate changes on cash and equivalents	(1,216)	63,941	(15,631)

Net change in cash and equivalents	(88,940)	1,329,066	153,746

Beginning balance of cash and equivalents	1,721,920	392,854	239,108

Ending balance of cash and equivalents	$1,632,980	$1,721,920	$392,854

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
($ and shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Non-Controlling Interest	Comprehensive Income
Balance, January 1, 2008	352,608	$3,526	$1,718,716	$6,820,756	$542,690	$—
Cumulative impact of change in measurement date for post - employment benefit obligations, net of taxes (see Note 1)	—	—	—	(4,973)	978	—	$978
Net earnings for the year	—	—	—	1,317,631	—	—	1,317,631
Dividends declared	—	—	—	(38,259)	—	—	—
Common stock based award activity	1,861	18	167,427	—	—	—	—
Common stock issued in connection with LYONs’ conversions	18	—	985	—	—	—	—
Treasury stock purchase (2.76 million shares)	—	—	(74,165)	—	—	—	—
Unrecognized pension and postretirement plan costs (net of tax)	—	—	—	—	(287,248)	—	(287,248)
Decrease from translation of foreign financial statements	—	—	—	—	(359,520)	—	(359,520)

Balance, December 31, 2008	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)	$—	$671,841

Net earnings for the year	—	—	—	1,151,704	—	—	1,151,704
Dividends declared	—	—	—	(41,717)	—	—	—
Common stock based award activity	4,435	45	261,538	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax)	—	—	—	—	54,342	—	54,342
Unrecognized pension and postretirement plan costs (net of tax)	—	—	—	—	22,469	—	22,469
Increase from translation of foreign financial statements	—	—	—	—	373,233	—	373,233

Balance, December 31, 2009	358,922	$3,589	$2,074,501	$9,205,142	$346,944	$—	$1,601,748

Net earnings for the year	—	—	—	1,793,000	—	—	1,793,000
Dividends declared	—	—	—	(52,214)	—	—	—
Common stock based award activity	6,023	60	266,444	—	—	—	—
Stock dividend	362,196	3,622	(3,622)	—	—	—	—
Common stock issued in connection with LYONs’ conversions	2,375	24	75,078	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax)	—	—	—	—	24,632	—	24,632
Unrecognized pension and postretirement plan costs (net of tax)	—	—	—	—	(26,797)	—	(26,797)
Increase from translation of foreign financial statements	—	—	—	—	607	—	607
Non-controlling interest acquired	—	—	—	—	—	61,756	—

Balance, December 31, 2010	729,516	$7,295	$2,412,401	$10,945,928	$345,386	$61,756	$1,791,442

See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Danaher Corporation designs, manufactures and markets professional, medical, industrial and commercial products and services which are typically characterized by strong brand names, innovative technology and major market positions in five business segments: Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies. The Company’s Test & Measurement segment provides electronic measurement instruments, monitoring equipment, management and optimization tools for communications networks, and related services that are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses. The Company’s Environmental segment provides products that help protect water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. The segment’s water quality business provides instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable and waste water in residential, commercial and industrial applications. The segment’s retail/commercial petroleum business provides products and services for the retail/commercial petroleum market. Businesses in the Life Sciences & Diagnostics segment offer a broad range of research and clinical tools used by scientists to study cells and the components of cells and a broad range of analytical instruments, reagents, consumables, software and services that are used for diagnostics, research, analysis, manufacturing and drug discovery. The Company’s Dental segment provides a broad range of equipment and consumables for the dental market focused on developing, manufacturing and marketing innovative solutions for dental professionals around the world. The Company’s Industrial Technologies segment manufactures products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines, as well as incorporated by original equipment manufacturers (“OEMs”) into various end-products. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, aerospace and defense and engine retarder businesses.

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

Stock Split—On May 11, 2010, the Company’s Board of Directors approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the balance sheet adjusted for any write-offs and net of allowances for doubtful accounts.

The Company maintains allowances for doubtful accounts to reflect probable credit losses inherent in its portfolio of receivables. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net income. The Company evaluates the collectibility of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas.

The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios based on ongoing assessments and evaluations of collectability and historical loss experience. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and to assess the adequacy of the allowances based on historical and current trends and other factors affecting credit losses. Additions to the allowances for doubtful accounts are charged to current period earnings; amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required.

Included in the Company’s accounts receivable and other long-term assets as of December 31, 2010 and 2009 are $121.0 million and $122.3 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio.

Inventory Valuation—Inventories include the costs of material, labor and overhead. Domestic inventories are primarily stated at either the lower of cost or market using the first-in, first-out (FIFO) method with certain businesses applying the last-in, first-out method (LIFO) to value inventory. Inventories held outside the United States are primarily stated at the lower of cost or market using the FIFO method.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives (3 to 35 years) of the depreciable assets.

Investments—The investment in the joint venture, over which the Company has a significant influence but not a controlling interest, is accounted for using the equity method of accounting. Investments accounted for under the equity method are initially recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees are strong indicators of other-than-temporary declines. If the decline in fair value is determined to be other- than-temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Other investments are carried at market value, if readily determinable, or at cost.

Other Assets—Other assets include principally noncurrent trade receivables, other investments, and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, available for sale securities, obligations under trade accounts payable and short and long term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value. Refer to Note 7 for the fair values of the Company’s available for sale securities and other obligations.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill amortization ceased effective January 1, 2002, however, amortization of certain identifiable intangible assets, primarily comprising customer relationships and acquired technology, continues over the estimated useful life of the identified asset. Refer to Notes 2 and 6 for additional information.

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of professional, medical, industrial and commercial products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectibility of the balance must be reasonably assured. The Company’s standard terms of sale are FOB Shipping Point and, as such, the Company principally records revenue for product sales upon shipment. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Product returns consist of estimated returns for products sold and are recorded as a reduction in reported revenues at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is recognized as revenue over the term of the agreement.

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

Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of recently updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified transactions in any given period.

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

Income Taxes—The Company’s income tax expense represents the current tax liability for the year and the tax benefit or expense for the net change in deferred tax liabilities and assets during the year. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statement of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions within its global operations in income tax expense. Refer to Note 14 for additional information.

Restructuring—The Company periodically initiates restructuring activities to appropriately position the Company’s cost base for prevailing economic conditions and associated customer demand. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when the associated liability is incurred. Refer to Note 17 for additional information.

Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) as of December 31 are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries ($ in millions).

	Foreign currency translation adjustment	Unrealized gain on available-for- sale securities	Unrecognized pension and post- retirement costs	Total
January 1, 2008	$597.0	—	$(54.3)	$542.7
Decrease	(359.5)	—	(436.1)	(795.6)
Income tax benefit	—	—	149.8	149.8

December 31, 2008	237.5	—	(340.6)	(103.1)
Increase	373.2	$83.5	30.5	487.2
Income tax (expense)	—	(29.2)	(8.0)	(37.2)

December 31, 2009	610.7	54.3	(318.1)	346.9
Increase (decrease)	0.6	37.9	(37.9)	0.6
Income tax (expense) benefit	—	(13.3)	11.1	(2.2)

December 31, 2010	$611.3	$78.9	$(344.9)	$345.3

See Notes 10 and 11 for additional information related to the unrecognized pension and post-retirement cost components of accumulated other comprehensive income (loss).

Accounting for Share-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award. In the case of performance based equity awards, compensation expense is recognized on an accelerated attribution method.

Pension & Post Retirement Benefit Plans—The Company measures its pension and post retirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s over funded status or a liability for a plan’s under funded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss).

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

(2)	ACQUISITIONS & DIVESTITURES:

Effective January 1, 2009, the Company adopted revised business combination accounting standards that establish principles and requirements for how the Company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill and any noncontrolling interest in the acquired business. The revised standard requires the Company to record fair value estimates of contingent consideration and certain other contingent assets and liabilities during the original purchase price allocation, expense acquisition costs as incurred, and does not permit restructuring activities to be recorded as a component of purchase price as was required under prior business combination accounting standards. The revised business combination accounting standard is applicable to all acquisitions completed after December 31, 2008.

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2010 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2010.

On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which includes a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB Sciex”), a mass spectrometry business, and a 100% ownership position in the former Molecular Devices Corporation, a bioresearch and analytical instrumentation company. In a separate, but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate cash purchase price for the combined transactions was approximately $1.1 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for these transactions from available cash on hand. The acquired entities had annual aggregate sales of approximately $650 million based on the acquired businesses’ revenues in their respective most recently completed fiscal years prior to the acquisitions.

AB Sciex and Molecular Devices Corporation operate within the Company’s Life Sciences & Diagnostics segment. The acquisition of AB Sciex significantly expands the Company’s position in the life sciences and diagnostics business and in particular establishes a position in the mass spectrometry market. AB Sciex is expected to provide additional sales and earnings growth opportunities in the Company’s Life Sciences & Diagnostics segment, both through the growth of existing products and services and through the potential acquisition of complementary businesses.

In addition, during 2010, the Company completed the acquisition of seventeen other businesses for total consideration of approximately $1.1 billion in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, dental, environmental, life science and diagnostics, sensors and controls or product identification markets. These businesses were acquired to complement existing units of the Test & Measurement, Dental, Environmental, Life Sciences & Diagnostics, and Industrial Technologies

segments. The aggregate annual sales of the additional seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $440 million. The Company recorded approximately $1.2 billion of goodwill in connection with its 2010 acquisitions, including AB Sciex and Molecular Devices, reflecting the strategic fit and revenue and earnings growth potential of these businesses.

The Company acquired fifteen businesses during 2009 for total consideration of approximately $704 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, environmental, dental, product identification and sensors and controls markets. These businesses were acquired to complement existing units of the Test & Measurement, Environmental, Dental and Industrial Technologies segments. The aggregate annual sales of these acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $425 million. The Company recorded approximately $423 million of goodwill in connection with its 2009 acquisitions reflecting the strategic fit and revenue and earnings growth potential of these businesses

The Company acquired seventeen businesses during 2008 for consideration of approximately $423 million in cash, including transaction costs and net of cash acquired and $8 million of debt assumed. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These companies were acquired to complement existing units of the Life Sciences & Diagnostics, Dental, Industrial Technologies, Environmental and Test & Measurement segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million. The Company recorded an aggregate of $265 million goodwill in connection with its 2008 acquisitions reflecting the strategic fit and revenue and earnings growth potential of these businesses.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2010, 2009 and 2008 ($ in millions):

Overall	2010	2009	2008
Accounts receivable	$178.7	$70.6	$43.8
Inventory	171.2	42.8	56.4
Property, plant and equipment	84.8	39.0	30.1
Goodwill	1,157.8	422.9	264.5
Other intangible assets, primarily customer relationships, trade names and patents	870.9	224.7	88.7
In-process research and development	26.5	1.0	—
Accounts payable	(59.6)	(35.1)	(16.1)
Other assets and liabilities, net	(238.4)	(62.1)	(35.9)
Assumed debt	(0.9)	(0.3)	(8.3)
Attributable to non-controlling interest	(61.3)	—	—

Net cash consideration	$2,129.7	$703.5	$423.2

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisitions in 2010 discussed above, and all of the other 2010 acquisitions as a group ($ in millions):

2010 Acquisitions

	AB Sciex & Molecular Devices	Others	Total
Accounts receivable	$102.7	$76.0	$178.7
Inventory	104.3	66.9	171.2
Property, plant and equipment	54.5	30.3	84.8
Goodwill	496.9	660.9	1,157.8
Other intangible assets, primarily customer relationships, trade names and patents	342.0	528.9	870.9
In-process research and development	7.4	19.1	26.5
Accounts payable	(37.9)	(21.7)	(59.6)
Other assets and liabilities, net	(30.7)	(207.7)	(238.4)
Assumed debt	(0.9)	—	(0.9)
Attributable to non-controlling interest	—	(61.3)	(61.3)

Net cash consideration	$1,038.3	$1,091.4	$2,129.7

The unaudited pro forma information for the periods set forth below gives effect to the 2010 and 2009 acquisitions as if they had occurred at the beginning of the annual period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, $ in millions except per share amounts):

	2010	2009

Net sales	$13,546.8	$12,529.5

Net earnings	$1,806.1	$1,156.2

Diluted earnings per share	$2.66	$1.74

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. As a result of the new business combination accounting standards that became effective on January 1, 2009, all integration related costs, including workforce reduction and restructuring costs as well as facility closure and realignment costs, associated with acquisitions completed after December 31, 2008 are expensed as incurred. In addition, all legal, investment banking and other direct transaction costs related to acquisitions completed after December 31, 2008 are expensed as incurred under these new accounting standards. During 2010 and 2009, in connection with completed acquisitions, the Company has incurred $36 million and $24 million, respectively, of pre-tax transaction related costs, primarily banking fees and amounts paid to third party advisers. In addition, the Company’s earnings for 2010 and 2009 reflect the impact of pre-tax charges totaling $54 million and $13 million, respectively, associated with fair value adjustments to acquired inventory and acquired deferred revenue related to completed acquisitions.

The previous business combination accounting standards that applied to all acquisitions completed prior to December 31, 2008 required restructuring and transaction related costs to be accrued as a component of the purchase price allocation. During the years ended December 31, 2009 and 2008, the Company made cash payments of $29 million and $55 million, respectively, related to accrued liabilities recorded for restructuring costs associated with transactions completed prior to December 31, 2008. Remaining accrued liabilities at December 31, 2010 and cash payments made during 2010 related to these accrued restructuring costs were not significant.

During 2009, the Company divested of five businesses or product lines for approximately $10 million of net cash proceeds. The divested businesses and product lines were part of the Industrial Technologies and former Tools and Components segments. The Company recorded no significant gain or loss, either individually or in the aggregate, associated with these divestitures. The businesses divested by the Company have not been treated as discontinued operations in the accompanying financial statements as the impact of these businesses to the Company’s results of operations, financial position, cash flows and segment information were not significant.

Recent Acquisition and Divestiture Developments

In January 2011, the Company entered into an agreement to sell its Pacific Scientific Aerospace business for a sales price of $685 million in cash. This business, which is part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had revenues of $378 million in 2010. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and the absence of a material adverse change with respect to the business, and is expected to close in the first half of 2011. The Company committed to sell the business subsequent to the end of 2010 and will be reporting the business as a discontinued operation in future filings.

Also in January 2011, the Company entered into a definitive agreement to acquire EskoArtwork, a leading full service solutions provider for the digital packaging design and production market, for a purchase price of approximately €350 million ($470 million based on exchange rates on the date of the agreement), net of cash acquired. The acquisition is subject to customary closing conditions, including receipt of regulatory approvals and the absence of a material adverse change with respect to EskoArtwork, and is expected to be completed in the first half of 2011. EskoArtwork’s suite of software and hardware solutions helps its customers reduce digital design cycle time and ensure integrity throughout the packaging material supply chain. EskoArtwork had revenues of $247 million in its most recent completed fiscal year and is expected to become part of the Company’s product identification platform included in the Industrial Technologies segment.

On February 6, 2011, the Company and Beckman Coulter, Inc. entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Beckman Coulter for $83.50 per share, for an aggregate purchase price of approximately $6.8 billion including debt assumed and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares (on a fully diluted basis) into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Beckman Coulter. The Company anticipates completing the offer in the first half of 2011. Beckman Coulter develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing. Its diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and would become part of the Company’s Life Sciences & Diagnostics segment.

The Company anticipates financing the acquisition of Beckman Coulter through a combination of available cash, proceeds from the issuance of commercial paper and proceeds from the issuance of securities. The Company may also enter into one or more additional credit facilities in order to expand borrowing capacity under its commercial paper program and issue commercial paper in amounts in excess of the program’s current capacity, and may also enter into one or more bridge loan agreements to provide temporary financing pending the implementation of more permanent financing arrangements.

(3)	FORMATION OF JOINT VENTURE:

On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool manufacturing and distribution business with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Neither joint venture partner controls the significant operating and financing activities of Apex. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $45.2 million of the term debt financing to purchase from the Company certain assets of the Company’s Tools business. In addition, the Company recorded receivables from Apex totaling approximately $44.8 million related to consideration due to the Company in connection with the formation of the joint venture. Subsequent to the formation of the joint venture, the Company collected $11.3 million from Apex related to the receivable and expects to the collect the balance in 2011.

In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $232.2 million after-tax gain ($0.34 per diluted share) during the third quarter 2010 associated with the transaction. The gain is computed as the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, consisting of $45.2 million in cash, a receivable of $44.8 million from Apex and the 50% interest in Apex as indicated in the table below ($ in millions):

Fair value of consideration received:
Fair value of 50% equity interest received	$480.0
Cash received	45.2
Receivable from joint venture	44.8

Total fair value of consideration received	570.0

Less: book value of net assets contributed	(279.0)

Pre-tax gain on contribution to joint venture	291.0

Income taxes	(58.8)

After-tax gain on contribution to joint venture	$232.2

As of the closing of the transaction, the Company deconsolidated its contributed businesses and accounts for its investment in the joint venture based on the equity method of accounting. As a result of the Company’s continuing involvement with the joint venture, the contributed businesses are not presented as a discontinued operation. The Company recorded its equity in the earnings of Apex in an amount equal to $22.8 million for the year ended December 31, 2010, reflecting its 50% ownership position.

Sales and operating profit generated by the contributed business prior to the closing of the transaction and included in the Company’s consolidated results of operations during the three years ended December 31 were as indicated in the table below ($ in millions):

	2010	2009	2008
Sales	$315.6	$607.9	$731.3
Operating profit	41.5	63.9	68.2

(4)	INVENTORY:

The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2010	2009
Finished goods	$585.2	$474.7
Work in process	202.2	179.4
Raw material	437.8	338.9

	$1,225.2	$993.0

At December 31, 2010, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. During 2010 and 2009, the Company recorded approximately $2 million and $10 million, respectively, of operating profit associated with the liquidation of LIFO inventory.

(5)	PROPERTY, PLANT AND EQUIPMENT:

The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2010	2009
Land and improvements	$121.7	$110.6
Buildings	749.0	725.7
Machinery and equipment	1,844.0	1,877.6

	2,714.7	2,713.9
Less accumulated depreciation	(1,522.4)	(1,570.6)

	$1,192.3	$1,143.3

(6)	GOODWILL & OTHER INTANGIBLE ASSETS:

As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter or as “triggering” events occur. As of December 31, 2010, the Company had 27 reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from approximately $6.6 million to approximately $2.1 billion. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s annual impairment test was performed as of the first day of the Company’s fiscal fourth quarters of 2010, 2009 and 2008 and no impairment was identified. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during 2008, 2009, and 2010 ($ in millions).

Balance January 1, 2008	$9,241.0
Attributable to 2008 acquisitions	264.5
Adjustments due to finalization of purchase price allocations	(19.5)
Effect of foreign currency translation	(275.4)

Balance December 31, 2008	$9,210.6
Attributable to 2009 acquisitions	422.9
Adjustments due to finalization of purchase price allocations	(21.0)
Effect of foreign currency translation	205.4

Balance December 31, 2009	$9,817.9
Attributable to 2010 acquisitions	1,157.8
Goodwill of businesses contributed to Apex joint venture	(173.8)
Adjustments due to finalization of purchase price allocations	4.9
Effect of foreign currency translation	(48.4)

Balance December 31, 2010	$10,758.4

The carrying value of goodwill by segment as of December 31 is summarized as follows ($ in millions):

Segment	2010	2009
Test & Measurement	$3,001.6	$2,687.9
Environmental	1,383.6	1,329.6
Life Sciences & Diagnostics	2,122.4	1,512.2
Dental	2,114.5	2,043.2
Industrial Technologies	2,136.3	2,071.2
Businesses contributed to Apex joint venture	—	173.8

	$10,758.4	$9,817.9

Intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite - Lived Intangibles
Patents & technology	$764.9	$(298.1)	$597.0	$(215.4)
Customer relationships and other intangibles	1,866.4	(460.7)	1,354.4	(338.4)

Total finite - lived intangibles	2,631.3	(758.8)	1,951.4	(553.8)

Indefinite - Lived Intangibles
Trademarks & trade names	1,452.0	—	1,257.9	—

	$4,083.3	$(758.8)	$3,209.3	$(553.8)

Total intangible amortization expense in 2010, 2009 and 2008 was $199 million, $157 million and $145 million, respectively. Based on the intangible assets recorded as of December 31, 2010, amortization expense is estimated to be $225 million during 2011, $214 million during 2012, $203 million during 2013, $193 million during 2014 and $183 million during 2015.

(7)	FAIR VALUE MEASUREMENTS:

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010:
Assets:
Available for sale securities	$257.0	—	—	$257.0

Liabilities:
Deferred compensation plans	—	$64.4	—	64.4

December 31, 2009:
Assets:
Available for sale securities	219.1	—	—	219.1

Liabilities:
Deferred compensation plans	—	61.5	—	61.5

Available for sale securities are measured at fair value using quoted market prices and included in other assets in the accompanying Consolidated Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheet (refer to Note 8). Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401(k) program in the United States (except that the earnings rates for amounts deferred by the Company’s directors are based on changes in the value of Danaher’s common stock). Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on their investment elections.

Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

(8)	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities as of December 31 include the following ($ in millions):

	2010		2009
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$618.5	$252.0	$499.1	$219.8
Restructuring	12.0	—	129.9	—
Claims, including self-insurance and litigation	110.0	82.8	100.7	80.3
Pension and postretirement benefits	89.7	621.5	60.1	709.0
Environmental and regulatory compliance	46.6	77.9	41.6	72.2
Taxes, income and other	206.5	1,215.4	161.9	1,181.8
Deferred revenue and sales and product allowances	620.5	45.4	389.5	36.2
Warranty	118.4	13.5	111.9	13.0
Other, individually less than 5% of current or total liabilities	226.0	47.2	170.6	3.0

	$2,048.2	$2,355.7	$1,665.3	$2,315.3

Approximately $305 million of accrued expenses and other liabilities were guaranteed by standby letters of credit and performance bonds as of December 31, 2010. Refer to Note 14 for further discussion of the Company’s income tax obligations.

(9)	FINANCING:

The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2010	2009
U.S. dollar-denominated commercial paper	$180.0	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	668.9	715.9
5.625% notes due 2018	500.0	500.0
5.4% notes due 2019	750.0	750.0
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	573.4	634.2
Other	152.4	153.1

	2,824.7	2,933.2
Less – currently payable	40.8	44.2

	$2,783.9	$2,889.0

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

Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility (the “Credit Facility”) that expires on April 25, 2012 and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities”). The Credit Facilities can also be used for working capital and other general corporate purposes. Under the Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating, (2) a formula based on the higher (as of the date of determination) of Bank of America’s prime rate or the Federal funds rate plus 50 basis points, or (3) the rate of interest bid by a particular lender for a particular loan under the facility. Under the Supplemental Credit Facility, interest is based on, at the Company’s option (1) a LIBOR-based formula, or (2) a formula based on the highest (as of the date of determination) of the lender’s prime rate, the Federal funds rate plus 50 basis points or the LIBOR rate plus 100 basis points. Both of the Credit Facilities require the Company to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus stockholders’ equity) as of the last day of each quarter of 0.65 to 1.00 or less. As of December 31, 2010, the Company was in compliance with these covenants. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the commercial paper program. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. The Company anticipates seeking a renewal of the term of the Supplemental Credit Facility from the lender prior to its scheduled expiration date.

During 2010, the Company refinanced balances under its commercial paper program as they came due to maintain an outstanding balance throughout the year. As of December 31, 2010, borrowings outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.25% and a weighted average maturity of approximately 11 days. As of December 31, 2010, there was no outstanding Euro-denominated commercial paper.

In addition to the Credit Facilities, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

In March 2009, the Company completed an underwritten public offering of $750 million aggregate principal amount of 5.40% senior unsecured notes due 2019 (“2019 Notes”). The notes were issued at 99.93% of their principal amount. The net proceeds, after expenses and the underwriters’ discount, were $744.6 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper with the balance of the net proceeds used for general corporate purposes, including acquisitions. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 40 basis points. As of December 31, 2010, the fair value of the 2019 Notes was approximately $834 million.

In December 2007, the Company completed an underwritten public offering of $500 million aggregate principal amount of 5.625% senior notes due 2018 (“2018 Notes”). The net proceeds, after expenses and the underwriters’ discount, were $493.4 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company may redeem the notes at any time prior to their maturity at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest plus 25 basis points. As of December 31, 2010, the fair value of the 2018 Notes was approximately $548 million.

On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the U.S. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Company may redeem the notes upon the occurrence of specified, adverse changes in tax laws or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed. As of December 31, 2010, the fair value of the Eurobond Notes was approximately $705 million.

In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of Danaher common stock (in the aggregate for all LYONs that were originally issued, approximately 24.0 million shares of Danaher common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2010, an aggregate of approximately 2.4 million shares of Danaher common stock had been issued upon conversion of LYONs. From January 1, 2011 through February 11, 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of approximately 5.2 million shares of Danaher common stock, par value $0.01 per share. As of December 31, 2010, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on January 22, 2011, which resulted in notes with an accreted value of approximately $13 thousand being redeemed by the Company for cash. The holders had a similar option to require the Company to purchase all or a portion of the notes as of January 22, 2004, which resulted in notes with an accreted value of $1.1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $2.1 million of contingent interest on the LYONs for the year ended December 31, 2010. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity. As of December 31, 2010, the fair value of the LYONs was approximately $994 million, which is derived primarily from the underlying common stock due to the conversion feature of the LYONs.

The Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt, except in connection with the change of control provisions described as follows. Under each of the Eurobond Notes, the 2018 Notes and the 2019 Notes, if the Company experiences a change of control and a rating downgrade of a specified nature within a specified period following the change of control, the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount plus accrued interest in the case of the 2018 Notes and 2019 Notes, or the principal amount plus accrued interest in the case of the Eurobond Notes. The Company’s outstanding indentures and comparable instruments also contain customary covenants including for example limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2010, the Company was in compliance with all of its debt covenants.

The minimum principal payments during the next five years are as follows: 2011 - $41 million, 2012 - $188 million, 2013 - $735 million, 2014 - $6 million, 2015 - $6 million and $1,849 million thereafter.

The Company made interest payments of approximately $107 million, $88 million and, $72 million in 2010, 2009 and 2008, respectively.

(10)	PENSION BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. Benefit accruals under most of these plans have ceased. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices market conditions interest rates, and other factors. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31, 2010 and 2009 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2010	2009	2010	2009
Change in pension benefit obligation
Benefit obligation at beginning of year	$1,309.3	$1,275.1	$646.1	$607.6
Service cost	2.2	2.0	12.3	13.2
Interest cost	71.1	75.9	30.4	31.0
Employee contributions	—	—	2.8	3.1
Amendments, settlements and curtailments	—	—	(0.4)	(6.2)
Benefits paid and other	(89.0)	(90.5)	(35.5)	(37.1)
Acquisitions	56.5	—	8.8	6.4
Actuarial loss (gain)	32.3	46.8	29.7	(5.0)
Foreign exchange rate impact	—	—	(8.8)	33.1

Benefit obligation at end of year	1,382.4	1,309.3	685.4	646.1

Change in plan assets
Fair value of plan assets at beginning of year	916.4	821.0	374.7	315.6
Actual return on plan assets	109.9	125.2	28.0	36.7
Employer contributions	90.5	60.7	32.7	32.5
Employee contributions	—	—	2.8	3.1
Plan settlements	—	—	(0.5)	(6.0)
Benefits paid and other	(89.0)	(90.5)	(35.5)	(37.1)
Acquisitions	45.8	—	0.3	5.5
Foreign exchange rate impact	—	—	4.2	24.4

Fair value of plan assets at end of year	1,073.6	916.4	406.7	374.7

Funded status	(308.8)	(392.9)	(278.7)	(271.4)
Accrued contribution	—	—	—	—

Accrued benefit cost	$(308.8)	$(392.9)	$(278.7)	$(271.4)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	U. S. Plans		Non-U.S. Plans
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Discount rate	5.20%	5.75%	4.70%	5.10%
Rate of compensation increase	4.00%	4.00%	3.00%	3.10%

($ in millions)	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2010	2009	2010	2009
Components of net periodic pension cost
Service cost	$2.2	$2.0	$12.3	$13.2
Interest cost	71.1	75.9	30.4	31.0
Expected return on plan assets	(83.0)	(84.1)	(19.0)	(18.8)
Amortization of prior service credit	—	—	(0.3)	(0.3)
Amortization of net loss	19.7	9.6	1.2	3.3
Curtailment and settlement losses recognized	—	—	—	1.4

Net periodic pension cost	$10.0	$3.4	$24.6	$29.8

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U. S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Discount rate	5.75%	6.25%	5.10%	5.15%
Expected long-term return on plan assets	8.00%	8.00%	5.25%	5.80%
Rate of compensation increase	4.00%	4.00%	3.05%	3.10%

Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.2 million ($1.4 million, net of tax) and unrecognized actuarial losses of $510.1 million ($332.5 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2010. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2011 is $0.3 million ($0.2 million, net of tax) and $31.8 million ($20.7 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2011.

Selection of Expected Rate of Return on Assets

For the years ended December 31, 2010, 2009, and 2008, the Company used an expected long-term rate of return assumption of 8.0% for the Company’s U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 8.0% for 2011 for its U.S. plan. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.25% to 7.20% and 0.75% to 8.0% in 2010 and 2009, respectively, with a weighted average rate of return assumption of 5.25% and 5.80% in 2010 and 2009, respectively.

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

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans at December 31, 2010, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$16.8	$—	$—	$16.8
Equity Securities:
Common stock	376.2	—	0.7	376.9
Preferred stock	13.1	—	—	13.1
Fixed Income Securities:
Corporate bonds	92.4	—	—	92.4
Government issued	49.7	—	—	49.7
Mutual Funds	348.4	11.4	—	359.8
Common/Collective Trusts	—	372.7	—	372.7
Venture capital and partnerships	—	—	62.6	62.6
Real estate	—	—	101.7	101.7
Insurance contracts	—	34.6	—	34.6

Total	$896.6	$418.7	$165.0	$1,480.3

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans at December 31, 2009, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$16.3	$—	$—	$16.3
Equity Securities:
Common stock	323.1	—	6.4	329.5
Preferred stock	9.5	—	—	9.5
Fixed Income Securities:
Corporate bonds	107.7	—	—	107.7
Government issued	53.0	—	—	53.0
Mutual Funds	267.9	12.5	—	280.4
Common/Collective Trusts	—	317.5	—	317.5
Venture capital and partnerships	—	—	52.2	52.2
Real estate	—	—	100.2	100.2
Insurance contracts	—	24.8	—	24.8

Total	$777.5	$354.8	$158.8	$1,291.1

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

Venture capital and partnership investments are valued based on the information provided by the asset fund managers which reflects the plan’s share of the fair value of the net assets of the investment. The investments are valued using a combination of discounted cash flows, earnings and market multiples and through reference to the quoted market prices of the underlying investments held by the venture or partnership where available. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.

Real estate investments are valued periodically using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. The real estate investment fund managers supplement the discounted cash flow valuations with third-party appraisals that are performed on either a quarterly or an annual basis.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with the methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended December 31, 2009 and 2010 ($ in millions):

	Common Stock	Venture capital and partnerships	Real estate	Total
Balance, January 1, 2009	$10.8	$49.6	$111.9	$172.3
Actual return on plan assets:
— Relating to assets sold during the period	(0.7)	—	—	(0.7)
— Relating to assets still held at December 31, 2009	2.3	(4.6)	(14.9)	(17.2)
Purchases, sales, issuances, and settlements (net)	(6.0)	7.2	3.2	4.4

Balance, December 31, 2009	$6.4	$52.2	$100.2	$158.8
Actual return on plan assets:
— Relating to assets sold during the period	(0.1)	(1.0)	—	(1.1)
— Relating to assets still held at December 31, 2010	0.5	1.9	(0.7)	1.7
Acquisitions	—	9.9	—	9.9
Purchases, sales, issuances, and settlements (net)	(6.1)	(0.4)	2.2	(4.3)

Balance, December 31, 2010	$0.7	$62.6	$101.7	$165.0

Expected Contributions

During 2010, the Company contributed $90 million to its U.S. defined benefit pension plan and approximately $33 million to its non-U.S. defined benefit pension plans. During 2011, the Company’s cash contribution requirements are expected to be approximately $50 million for its U.S. plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. The Company expects to contribute approximately $27 million in employer contributions and unfunded benefit payments to the non-U.S. plans in 2011.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2011	$95.1	$30.3	$125.4
2012	99.0	34.8	133.8
2013	98.7	32.7	131.4
2014	99.4	32.9	132.3
2015	100.4	34.6	135.0
2016-2020	506.8	184.6	691.4

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.

Expense for all defined benefit and defined contribution pension plans amounted to $129 million, $112 million and, $97 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(11)	OTHER POST RETIREMENT EMPLOYEE BENEFIT PLANS:

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31, 2010 and 2009 ($ in millions):

	Post Retirement Medical Benefits
	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$104.8	$122.4
Service cost	0.9	0.8
Interest cost	6.3	6.5
Amendments and other	0.5	(3.5)
Actuarial loss (gain)	23.8	(9.4)
Retiree contributions	1.8	1.7
Benefits paid	(14.4)	(13.7)

Benefit obligation at end of year	123.7	104.8

Change in plan assets
Fair value of plan assets	—	—

Funded status / accrued benefit cost	$(123.7)	$(104.8)

At December 31, 2010, $111 million of the total underfunded status of the plan was recognized as long-term accrued post retirement liability since it is not expected to be funded within one year. At December 31, 2009, $94.2 million of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	2010	2009
Discount rate	5.20%	5.75%
Medical trend rate – initial	7.90%	8.10%
Medical trend rate – grading period	18 years	19 years
Medical trend rate – ultimate	4.5%	4.5%

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Point Increase	1% Point Decrease
Effect on the total of service and interest cost components	$0.3	$(0.3)
Effect on post retirement medical benefit obligation	7.7	(6.9)

The medical trend rate used to determine the post retirement benefit obligation was 7.90% for 2010. The rate decreases gradually to an ultimate rate of 4.5% in 2029, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

($ in millions)	Post Retirement Medical Benefits
	2010	2009
Components of net periodic benefit cost
Service cost	$0.9	$0.8
Interest cost	6.3	6.5
Amortization of loss	2.3	1.6
Amortization of prior service credit	(7.9)	(7.9)
Curtailment/settlement (gain)	—	(1.1)

Net periodic benefit cost	$1.6	$(0.1)

Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $20.0 million ($12.5 million, net of tax) and unrecognized actuarial losses of $42.1 million ($26.3 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2010. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2011 is $5.7 million ($3.6 million, net of tax) and $3.5 million ($2.2 million, net of tax), respectively.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

Amount
2011	$12.7
2012	12.0
2013	11.4
2014	11.1
2015	11.0
2016-2020	50.0

(12)	LEASES AND COMMITMENTS:

The Company’s operating leases extend for varying periods of time up to ten years and, in some cases, contain renewal options that would extend existing terms beyond ten years. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $125 million in 2011, $95 million in 2012, $70 million in 2013, $52 million in 2014, $42 million in 2015 and $79 million thereafter. Total rent expense charged to income for all operating leases was $150 million, $136 million and, $110 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following is a rollforward of the Company’s warranty accrual for the years ended December 31, 2010 and 2009 ($ in millions):

Balance January 1, 2009	$107.9
Accruals for warranties issued during period	105.9
Settlements made	(96.0)
Additions due to acquisitions	4.6
Effect of foreign currency translation	2.5

Balance December 31, 2009	124.9
Accruals for warranties issued during period	121.0
Settlements made	(116.2)
Additions due to acquisitions	9.6
Amount transferred to Apex joint venture	(6.1)
Effect of foreign currency translation	(0.3)

Balance December 31, 2010	$132.9

(13)	LITIGATION AND CONTINGENCIES:

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business (or the business operations of previously owned entities). These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its financial position, results of operations or cash flows.

While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover a portion of these claims, this insurance may be insufficient or unavailable to cover such losses. For general and products liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as amounts or ranges of probable losses, and if appropriate recognizes a reserve for these contingencies. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. The Company believes the liability recorded for such contingencies as of December 31, 2010 is adequate, but due to judgments inherent in the reserve process it is possible the ultimate costs will differ from this estimate. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Refer to Note 8 for information about the amount of the Company’s accruals for self-insurance and litigation liability.

In addition, the Company’s operations are subject to environmental laws and regulations in the jurisdictions in which it operates, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with the Company’s operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.

In addition to environmental compliance costs, the Company from time to time incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under U.S. federal and state environmental laws. The Company has projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally involve soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study, and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where it has been determined to be a potentially responsible party. Refer to Note 8 to the Consolidated Financial Statements for information about the amount of the Company’s environmental provisions. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, it accrues the total estimated costs, including investigation and remediation costs, associated with the site or claim. While the Company actively pursues insurance recoveries, as well as recoveries from other potentially responsible parties, the Company does not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.

The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. For the reasons described above, it cannot be assured that the Company’s estimates of environmental liabilities will not change.

In view of the Company’s financial position and provisions for environmental remediation matters and environmental-related claims and based on current information and the applicable laws and regulations currently in effect, the Company believes that its liability related to past or current waste disposal practices and other hazardous materials handling practices will not have a material adverse effect on its results of operations, financial condition or cash flow.

The Company’s Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. The Company’s Amended and Restated By-laws provide for similar indemnification rights. In addition, the Company has executed with each of Danaher Corporation’s directors and executive officers an indemnification agreement with the Company which provides for substantially similar indemnification rights and under which the Company has agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

(14)	INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following ($ in millions):

	2010	2009	2008
Current:
Federal U.S.	$387.7	$297.3	$207.0
Non - U.S.	93.2	106.6	180.4
State and local	25.5	23.4	16.6
Deferred:
Federal U.S.	49.6	(38.2)	90.1
Non - U.S.	(11.6)	(121.6)	(65.4)
State and Local	5.3	5.7	3.0

Income tax provision	$549.7	$273.2	$431.7

Current deferred income tax assets are reflected in prepaid expenses and other current assets. Long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income taxes consist of the following ($ in millions):

	2010	2009
Bad debt allowance	$46.3	$35.6
Inventories	78.8	81.4
Property, plant and equipment	(73.3)	(54.8)
Pension and postretirement benefits	174.1	192.3
Insurance, including self – insurance	(54.4)	(35.5)
Basis difference in LYONs	(151.3)	(146.6)
Goodwill and other intangibles	(1,104.3)	(952.5)
Environmental and regulatory compliance	30.8	33.2
Other accruals and prepayments	305.0	292.8
Deferred service income	(180.9)	(155.5)
Stock compensation expense	101.2	92.4
Tax credit and loss carryforwards	788.3	515.2
Unrealized gains on marketable securities	(42.5)	(29.3)
Other accounts	15.3	7.9
Valuation allowance	(283.9)	(159.4)

Net deferred tax liability	$(350.8)	$(282.8)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense. Deferred taxes associated with U.S. entities consisted of net deferred tax liabilities of approximately $526 million and $478 million as of December 31, 2010 and 2009, respectively. Deferred taxes associated with non-U.S. entities consisted of net deferred tax assets of approximately $175 million and $195 million as of December 31, 2010 and 2009, respectively.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	1.4	1.6	0.8
Foreign income taxed at different statutory rates	(10.0)	(11.8)	(11.1)
Resolution of uncertain tax positions / statute expirations	(0.5)	(6.8)	(0.1)
Acquisition costs	—	0.5	—
Research and experimentation credits and other	(0.4)	0.7	0.1
Joint venture formation	(2.0)	—	—

Effective income tax rate	23.5%	19.2%	24.7%

The Company’s 2010 effective tax rate of 23.5% reflects the benefit of earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. Federal income tax rate. The 2010 effective tax rate includes the benefit of approximately 50 basis points ($11.5 million, or $0.02 per diluted share) of discrete tax reserve reductions associated with resolution of certain international and domestic tax positions and refinements of reserve estimates related to prior period tax contingencies. The Company’s tax provision was reduced by approximately $15 million in the fourth quarter of 2010 as a result of the extension of the research and experimentation credit and other U.S. legislation enacted in December 2010 related to taxation of international earnings.

The effective tax rate for 2009 of 19.2% reflects net discrete tax benefits of approximately $97 million, or $0.15 per diluted share. The discrete benefit is primarily associated with the reduction of income tax reserves during the period associated with the resolution of uncertain tax positions and the lapse of statutes of limitations in various jurisdictions.

The Company made income tax payments of $282 million, $283 million, and $390 million in 2010, 2009, and 2008, respectively. Current income tax payable has been reduced by $57 million, $53 million, and $18 million in 2010, 2009, and 2008, respectively, for tax deductions attributable to stock-based compensation. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been credited to invested capital.

Included in deferred income taxes as of December 31, 2010 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $226 million (net of applicable valuation allowances of $264 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2011 through 2030. In addition, the Company had general business and foreign tax credit carryforwards of $279 million (net of applicable valuation allowances of $2 million) at December 31, 2010. At December 31, 2010, the Company also had an $18 million valuation allowance related to deferred tax assets associated with a capital loss carryforward. Included in the deferred tax asset related to net operating loss carryforwards and tax credits is $101 million associated with the indirect impact of certain unrecognized tax benefits (see below).

As of December 31, 2010, gross unrecognized tax benefits totaled approximately $518 million ($402 million, net of offsetting indirect tax benefits and including $84 million associated with potential interest and penalties). As of December 31, 2009, gross unrecognized tax benefits totaled approximately $439 million ($361 million, net of offsetting indirect tax benefits and including $81 million associated with potential interest and penalties). The Company recognized approximately $25 million, $18 million and $19 million in potential interest and penalties associated with uncertain tax positions during 2010, 2009 and 2008, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in “Taxes, income and other” in accrued expenses as detailed in Note 8.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2010	2009	2008
Unrecognized tax benefits, beginning of year	$439.3	$446.9	$475.1
Additions based on tax positions related to the current year	62.2	33.4	48.6
Additions for tax positions of prior years	101.8	82.3	25.1
Reductions for tax position of prior years	(50.0)	(11.8)	(47.5)
Acquisitions	5.7	3.0	—
Lapse of statute of limitations	(32.8)	(104.5)	(2.8)
Settlements	(4.9)	(21.6)	(26.4)
Effect of foreign currency translation	(3.8)	11.6	(25.2)

Unrecognized tax benefits, end of year	$517.5	$439.3	$446.9

The Company and its subsidiaries are routinely examined by various taxing authorities. The Internal Revenue Service (“IRS”) has initiated examinations of certain of the Company’s federal income tax returns for the years 2006 and 2007. It is expected that these examinations will be completed within the next twelve months. To date, the IRS has proposed and management has agreed to certain adjustments that will not have a material impact on the Company’s financial position or results of operations. In addition, the Company has subsidiaries in Germany, Denmark, Canada, France, Hong Kong, India, Australia and various other states, provinces and countries that are currently under audit for years ranging from 2001 through 2009.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2006 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2001.

Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $145 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.

The Company operates in various non – U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specified period of time. These tax benefits are not material to the Company’s financial position or results of operations.

The Company does not provide income taxes for unremitted earnings of foreign subsidiaries that are considered indefinitely reinvested overseas. As of December 31, 2010, the approximate amount of earnings and profits from foreign subsidiaries, excluding earnings and profit adjustments for U.S. tax purposes, that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $6.5 billion. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

(15)	EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing earnings by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. There were no anti-dilutive options for the year ended December 31, 2010. For the years ended December 31, 2009 and December 31, 2008, approximately 4.8 million and 10.3 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share of common stock is summarized as follows (in millions, except per share amounts):

For the Year Ended December 31, 2010:

	Net earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,793.0	653.2	$2.74
Adjustment for interest on convertible debentures	10.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.0
Incremental shares from assumed conversion of the convertible debentures	—	21.1

Diluted EPS	$1,803.6	683.3	$2.64

For the Year Ended December 31, 2009:

	Net earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,151.7	641.5	$1.80
Adjustment for interest on convertible debentures	10.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	6.0
Incremental shares from assumed conversion of the convertible debentures	—	24.0

Diluted EPS	$1,162.0	671.5	$1.73

For the Year Ended December 31, 2008:

	Net earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,317.6	638.7	$2.06
Adjustment for interest on convertible debentures	10.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.0
Incremental shares from assumed conversion of the convertible debentures	—	24.0

Diluted EPS	$1,328.0	671.7	$1.98

(16)	STOCK TRANSACTIONS:

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

The Company did not repurchase any shares of Company common stock during 2010 and 2009. During 2008, the Company repurchased 2.76 million shares of Company common stock in open market transactions at a cost of $74 million under the Company’s prior stock repurchase program. The 2008 repurchases were funded from available cash and from proceeds from the issuance of commercial paper. The Company expects to fund any further repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper. At December 31, 2010, the Company had 20 million shares remaining for stock repurchases under the existing Board authorization.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. At December 31, 2010, approximately 17.3 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period, which is generally the vesting period. The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.39 – 3.41%	2.08 – 3.68%	2.75 – 3.80%
Weighted average volatility	28%	31%	27%
Dividend yield	0.2%	0.2%	0.2%
Expected years until exercise	6 – 8.5	6 – 9.5	6 – 9.5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. To estimate the option exercise timing to be used in the valuation model, in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise data for previously granted options.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

The Company stratifies its employee population into multiple groups for valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods.

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Year Ended December 31,
	2010	2009	2008
Restricted Stock Units & Restricted Shares:
Pre-tax compensation expense	$32.2	$29.1	$25.1
Tax benefit	(12.0)	(10.8)	(8.8)

Restricted stock unit and restricted share expense, net of tax	$20.2	$18.3	$16.3

Stock Options:
Pre-tax compensation expense	$55.9	$58.2	$60.9
Tax benefit	(16.5)	(18.0)	(16.8)

Stock option expense, net of tax	$39.4	$40.2	$44.1

Total Share-Based Compensation:
Pre-tax compensation expense	$88.1	$87.3	$86.0
Tax benefit	(28.5)	(28.8)	(25.6)

Total share-based compensation expense, net of tax	$59.6	$58.5	$60.4

Share-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings as payroll costs of the employees receiving the awards. As of December 31, 2010, $99 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of December 31, 2010, $131 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

Option activity under the Company’s stock plans as of December 31, 2010 and changes during the three years ended December 31, 2010 were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	44,456	$23.14
Granted	6,040	$38.95
Exercised	(3,578)	$18.92
Cancelled	(2,750)	$29.47

Outstanding at December 31, 2008	44,168	$25.25
Granted	5,120	$28.59
Exercised	(8,642)	$14.28
Cancelled	(1,852)	$37.15

Outstanding at December 31, 2009	38,794	$27.57
Granted	4,425	$38.26
Exercised	(7,028)	$19.49
Cancelled	(1,371)	$33.62

Outstanding at December 31, 2010	34,820	$30.31	6	$587,113

Vested and Expected to Vest at December 31, 2010	33,887	$30.14	6	$576,570

Exercisable at December 31, 2010	18,436	$26.12	4	$382,295

Options outstanding at December 31, 2010 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$11.47 to $18.12	4,131	$16.16	2	4,112	$16.17
$18.13 to $24.78	3,062	$20.95	2	3,061	$20.95
$24.79 to $31.44	11,513	$28.28	6	5,629	$27.50
$31.45 to $38.10	10,406	$35.76	7	4,097	$34.32
$38.11 to $44.70	5,708	$39.72	8	1,537	$39.31

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $151 million, $151 million and $64 million, respectively. Exercise of options during the years ended December 31, 2010, 2009 and 2008 resulted in cash receipts of approximately $134 million, $120 million, and $60 million, respectively. The Company recognized a tax benefit of approximately $49 million, $53 million, and $20 million in 2010, 2009 and 2008, respectively related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares activity during the three years ended December 31, 2010:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	4,162	$29.98
Forfeited	(220)	35.81
Vested	(272)	33.76
Granted	458	37.77

Unvested at December 31, 2008	4,128	30.29
Forfeited	(166)	34.21
Vested	(296)	31.42
Granted	1,914	28.60

Unvested at December 31, 2009	5,580	29.53
Forfeited	(309)	34.37
Vested	(1,877)	25.19
Granted	1,759	38.17

Unvested at December 31, 2010	5,153	$33.77

The Company recognized a tax benefit of approximately $27 million, $3.5 million and $3.5 million in the years ended December 31, 2010, 2009 and 2008, respectively, related to the vesting of RSUs, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of RSUs and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2010, approximately 765 thousand shares with an aggregate value of approximately $29 million were withheld to satisfy the requirement. During the year ended December 31, 2009, approximately 104 thousand shares with an aggregate value of approximately $3 million were withheld to satisfy the requirement. The withholding is treated as a reduction of proceeds and reduces additional paid-in capital in the accompanying Consolidated Statement of Stockholders’ Equity.

(17)	RESTRUCTURING AND OTHER RELATED CHARGES:

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $238.5 million. Of the total 2009 restructuring costs incurred, $192.3 million ($144.4 million net of tax or $0.22 per diluted share) was incurred pursuant to plans approved by the Company in April and August of 2009 and $46.2 million was incurred in connection with the Company’s normal on-going restructuring actions. The plans approved by the Company in April and August 2009 reflected management’s assessment that adjustments to the Company’s on-going cost structure were appropriate in light of lower demand in most of the Company’s end markets resulting from the overall deterioration in global economic conditions that began in the latter half of 2008 and continued through 2009. Substantially all planned restructuring activities related to the 2009 plans were completed during 2009 resulting in approximately $204 million of employee severance and related charges and $35 million of facility exit and other related charges.

During the fourth quarter of 2008 the Company recorded pre-tax restructuring and other related charges totaling $82.0 million ($61.5 million net of tax, or $0.09 per diluted share) associated with restructuring actions initiated and substantially completed during 2008 to better position the Company’s cost base for future periods. The pre-tax charge recorded during 2008 consisted of approximately $72 million of employee severance and related charges and $10 million of facility exit and other related charges.

The nature of the restructuring and related activities initiated in both 2009 and 2008 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures.

Restructuring and other related charges recorded for the year ended December 31 by segment are summarized in the table below ($ in millions):

Segment	2009	2008
Test & Measurement	$67.7	$10.7
Environmental	31.7	18.9
Life Sciences & Diagnostics	16.7	6.6
Dental	43.8	19.5
Industrial Technologies	61.5	24.0
Businesses contributed to Apex joint venture	17.1	2.3

	$238.5	$82.0

The tables below summarize the accrual balance and utilization by type of restructuring cost associated with the 2008 and 2009 actions ($ in millions):

	Balance as of December 31, 2008	Costs Incurred	Paid / Settled	Balance as of December 31, 2009
Restructuring Charges
Employee severance and related	$52.7	$203.9	$(151.6)	$105.0
Facility exit and related	2.6	34.6	(20.6)	16.6

Total Restructuring	$55.3	$238.5	$(172.2)	$121.6

	Balance as of December 31, 2009	Paid / Settled	Balance as of December 31, 2010
Restructuring Charges
Employee severance and related	$105.0	$(96.4)	$8.6
Facility exit and related	16.6	(13.2)	3.4

Total Restructuring	$121.6	$(109.6)	$12.0

The restructuring and other related charges incurred during 2009 include cash charges of $228.1 million and $10.4 million of non-cash charges. The restructuring and other related charges incurred during 2008 include cash charges of $76.3 million and $5.7 million of non-cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings as of December 31($ in millions):

Statement of Earnings Caption	2009	2008
Cost of sales	$121.8	$33.1
Selling, general and administrative expenses	116.7	48.9

	$238.5	$82.0

(18)	OTHER INCOME:

During the third quarter of 2009, Ormco Corporation, a wholly-owned subsidiary of the Company, settled certain litigation pending between Ormco and Align Technology, Inc. (“Align”). Among other provisions, as part of the settlement, Align paid $13 million in cash to Ormco and issued to the Company 7.6 million shares of Align common stock, which following issuance represented an approximately ten percent ownership interest in Align. The Company recorded a pre-tax gain of $85 million ($53 million after tax or $0.08 per share) related to the settlement representing the cash received and the value of the shares received on the respective dates the shares were issued to the Company, net of $13 million of related legal and direct settlement costs incurred. This gain is reflected as “other income” in the accompanying Consolidated Statements of Earnings. The shares received in connection with the settlement have been classified as available-for-sale securities. Any gains or losses resulting from changes in the fair value of the securities are reflected as unrealized gains or losses in other comprehensive income and classified as a component of stockholders’ equity until such gains or losses are realized.

(19)	SEGMENT DATA:

During the fourth quarter of 2010, the Company changed the composition of its reportable segments to reflect changes in its internal organization resulting from the rate of growth within certain of the Company’s businesses and the contribution of certain of the Company’s tool manufacturing and distribution businesses to the Apex joint venture. The Company now reports results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. In addition, the historical results of the tool related business and the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. The Company previously reported its operations under four segments: Professional Instrumentation, Medical Technologies; Industrial Technologies; and Tools & Components.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2010, 2009 and 2008 is presented in the following table ($ in millions):

	2010	2009	2008
Total Sales:
Test & Measurement	$2,832.9	$2,221.3	$2,805.0
Environmental	2,738.0	2,418.7	2,413.2
Life Sciences & Diagnostics	2,298.3	1,484.9	1,481.5
Dental	1,824.6	1,657.0	1,795.5
Industrial Technologies	3,193.2	2,795.1	3,471.0
Businesses contributed to Apex joint venture attributable to periods prior to contribution	315.6	607.9	731.3

	$13,202.6	$11,184.9	$12,697.5

Operating Profit:
Test & Measurement	$572.9	$301.4	$490.4
Environmental	564.3	471.0	477.3
Life Sciences & Diagnostics	227.9	179.6	193.2
Dental	203.3	215.9	177.3
Industrial Technologies	630.1	400.2	551.1
Businesses contributed to Apex joint venture:
Attributable to periods prior to contribution	41.5	63.9	68.2
Equity method earnings subsequent to JV formation	22.8	—	—
Other	(96.4)	(89.6)	(88.0)

	$2,166.4	$1,542.4	$1,869.5

Identifiable Assets:
Test & Measurement	$5,322.9	$4,577.7	$4,386.6
Environmental	2,634.9	2,591.3	2,432.5
Life Sciences & Diagnostics	4,071.7	2,609.5	2,775.6
Dental	4,120.2	3,947.8	3,414.0
Industrial Technologies	3,545.4	3,432.7	3,453.6
Businesses contributed to Apex joint venture	—	399.0	494.8
Other	2,522.0	2,037.4	533.0

	$22,217.1	$19,595.4	$17,490.1

	2010	2009	2008
Liabilities:
Test & Measurement	$1,416.6	$995.4	$818.5
Environmental	709.5	696.0	493.2
Life Sciences & Diagnostics	1,031.3	787.1	818.3
Dental	885.7	894.5	703.4
Industrial Technologies	866.2	808.9	856.2
Businesses contributed to Apex joint venture	—	142.6	189.4
Other	3,535.1	3,640.7	3,802.6

	$8,444.4	$7,965.2	$7,681.6

Depreciation and Amortization:
Test & Measurement	$107.7	$93.5	$90.6
Environmental	45.9	43.1	41.5
Life Sciences & Diagnostics	90.7	56.6	53.7
Dental	81.7	71.3	69.8
Industrial Technologies	60.3	61.3	68.4
Businesses contributed to Apex joint venture attributable to periods prior to contribution	6.2	13.8	14.0
Other	4.6	2.0	1.3

	$397.1	$341.6	$339.3

Capital Expenditures, Gross
Test & Measurement	$35.6	$25.3	$18.2
Environmental	25.4	22.8	24.9
Life Sciences & Diagnostics	49.6	25.7	29.9
Dental	31.8	28.5	31.8
Industrial Technologies	61.6	49.7	48.9
Businesses contributed to Apex joint venture attributable to periods prior to contribution	6.9	9.4	14.9
Other	6.4	27.1	25.2

	$217.3	$188.5	$193.8

Operations in Geographical Areas

Year Ended December 31

($ in millions)	2010	2009	2008
Total Sales:
United States	$6,545.2	$5,919.7	$6,646.6
Germany	1,671.1	1,475.4	1,799.4
China	937.6	702.3	771.9
United Kingdom	467.7	379.0	485.8
All other	3,581.0	2,708.5	2,993.8

	$13,202.6	$11,184.9	$12,697.5

Long-lived assets:
United States	$10,294.4	$8,886.8	$8,393.9
Germany	1,399.2	1,488.2	1,553.8
United Kingdom	608.7	530.7	467.9
All other	4,185.3	3,469.1	2,887.4

	$16,487.6	$14,374.8	$13,303.0

	2010	2009	2008
Sales Originating outside the U.S.:
Test & Measurement	$1,381.2	$1,111.6	$1,458.6
Environmental	1,451.4	1,233.5	1,303.1
Life Sciences & Diagnostics	1,596.9	1,089.8	1,096.3
Dental	1,047.1	941.0	1,005.5
Industrial Technologies	1,648.5	1,369.8	1,736.5
Businesses contributed to Apex joint venture attributable to periods prior to contribution	70.3	124.5	160.9

	$7,195.4	$5,870.2	$6,760.9

Sales by Major Product Group:

Year Ended December 31

($ in millions)	2010	2009	2008
Analytical and physical instrumentation	$5,206.0	$4,364.9	$4,925.2
Medical & dental products	4,122.9	3,141.9	3,277.0
Motion and industrial automation controls	1,617.4	1,206.5	1,720.7
Mechanics and related hand tools	590.9	843.8	891.3
Product identification	818.4	780.2	872.4
Aerospace and defense	689.5	695.1	695.6
All other	157.5	152.5	315.3

Total	$13,202.6	$11,184.9	$12,697.5

(20)	QUARTERLY DATA-UNAUDITED ($ in millions, except per share data):

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$3,092.2	$3,310.9	$3,190.2	$3,609.3
Gross profit	1,498.1	1,639.4	1,648.8	1,840.5
Operating profit	433.4	533.8	572.7	626.5
Net earnings	300.2	372.5	646.4	473.9

Earnings per share:
Basic	$0.46	$0.57	$0.99	$0.72
Diluted	$0.45	$0.55	$0.95	$0.69

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,627.7	$2,673.6	$2,750.7	$3,132.9
Gross profit	1,258.6	1,262.3	1,320.9	1,438.4
Operating profit	340.2	343.9	464.6	393.8
Net earnings	237.7	295.7	351.4	266.9

Earnings per share:
Basic	$0.37	$0.46	$0.55	$0.42
Diluted	$0.36	$0.44	$0.53	$0.40

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

Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, respectively, and are incorporated herein by reference.

The Company completed the acquisition of AB Sciex on January 30, 2010. Since the Company has not yet fully incorporated the internal controls and procedures of this business into the Company’s internal controls over financial reporting, management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. As of December 31, 2010, AB Sciex accounted for $1.1 billion and $861 million of the Company’s total and net assets, respectively, and $482 million and ($58) million of the Company’s revenues and operating profit (loss), respectively, for the year then ended.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2011 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2011 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2011 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2011 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2011 annual meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 105 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:

Valuation and Qualifying Accounts	115

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089)

4	Danaher is a party to multiple long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement *	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2010 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement *	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2010 (Commission File Number: 1-8089)

10.7	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.8	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.9	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (U.S. Participants)*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 1-8089)

10.10	Form of Restricted Stock Unit Award Statement under 1998 Stock Option Plan (non-U.S. Participants)*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006 (Commission File Number: 1-8089)

10.11	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.12	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended *	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.13	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.14	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and amended as of December 30, 2008*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.15	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Form 10-Q for the quarter ended September 26, 2003 (Commission File Number: 1-8089)

10.16	Danaher Corporation Share Award Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Annex C to Danaher Corporation’s 2003 Proxy Statement on Schedule 14A filed with the Commission on April 1, 2003 (Commission File Number: 1-8089)

10.17	Form of Proprietary Interest Agreement for Named Executive Officers (with severance) **	Incorporated by reference from Exhibit 10.33 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.18	Form of Proprietary Interest Agreement for Named Executive Officers*	Incorporated by reference from Exhibit 10.34 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.19	Description of compensation arrangements for non-management directors

10.20	Credit Agreement, dated as of April 25, 2006, among the lenders referred to therein, Banc of America Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Documentation Agents (“2006 Credit Agreement”)	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.21	First Amendment to 2006 Credit Agreement	Incorporated by reference from Exhibit 10.27 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 1-8089)

10.22	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.23	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference from Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.24	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Citigroup Global Markets Inc., as Dealer, dated November 6, 2006	Incorporated by reference from Exhibit 10.24 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.25	Amended and Restated Dealer Agreement among Danaher European Finance Company ehf and Danaher European Finance S.A., as Issuers, Danaher Corporation, as Guarantor, Lehman Brothers International (Europe), as Dealer and Arranger, and Barclays Bank PLC and Lehman Brothers International (Europe) as Dealers, dated May 23, 2007	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.26	Second Amended and Restated Issuing and Paying Agency Agreement among Danaher European Finance Company ehf and Danaher European Finance S.A., as Issuers, Danaher Corporation, as Guarantor and Issuer, and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, dated May 23, 2007	Incorporated by reference from Exhibit 10.26 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.27	Management Agreement dated February 15, 2007 by and between FJ900, Inc. and Joust Capital, LLC***	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 20, 2007 (Commission File Number: 1-8089)

10.28	Amended and Restated Interchange Agreement dated July 15, 2010 by and between Danaher Corporation and Joust Capital, LLC****	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010 (Commission File Number: 1-8089)

10.29	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

12.1	Calculation of ratio of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Indicates management contract or compensatory plan, contract or arrangement. In addition, in accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into an agreement with each Named Executive Officer named in the exhibit that is substantially identical in all material respects to the form of agreement attached, except as to the name of the counterparty.
***	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.27, except as to the name of the counterparty (Joust Capital II, LLC).

****	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an interchange agreement that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.28, except as to the name of the counterparty (Joust Capital II, LLC).
*****	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at December 31, 2010 and December 31, 2009, (ii) Consolidated Condensed Statements of Earnings for the twelve months ended December 31, 2010, 2009 and 2008, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the twelve months ended December 31, 2010, 2009 and 2008, (iv) Consolidated Condensed Statements of Cash Flows for the twelve months ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date: February 23, 2011	By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ H. LAWRENCE CULP, JR.	February 23, 2011
H. Lawrence Culp, Jr.
President, Chief Executive Officer and Director

/s/ STEVEN M. RALES	February 23, 2011
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 23, 2011
Mitchell P. Rales
Chairman of the Executive Committee

/s/ WALTER G. LOHR, JR.	February 23, 2011
Walter G. Lohr, Jr.
Director

/s/ DONALD J. EHRLICH	February 23, 2011
Donald J. Ehrlich
Director

/s/ MORTIMER M. CAPLIN	February 23, 2011
Mortimer M. Caplin
Director

/s/ JOHN T. SCHWIETERS	February 23, 2011
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 23, 2011
Alan G. Spoon
Director

/s/ LINDA P. HEFNER	February 23, 2011
Linda P. Hefner
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 23, 2011
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 23, 2011
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 23, 2011
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)

Classification	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period

Year Ended December 31, 2010
Allowances deducted from asset account:
Allowance for doubtful accounts:	$133,103	$48,078	$6,159	(a)	$50,692	$136,648

Year Ended December 31, 2009
Allowances deducted from asset account:
Allowance for doubtful accounts:	$120,730	$47,369	$2,394	(a)	$37,390	$133,103

Year Ended December 31, 2008
Allowances deducted from asset account:
Allowance for doubtful accounts:	$108,781	$34,957	$1,920	(a)	$24,928	$120,730

Notes: (a)—Amounts related to businesses acquired, net of amounts related to businesses disposed.