Form 10-Q
period 2011-04-01
DANAHER CORP /DE/
filed 2011-04-21
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State of Incorporation)	(I.R.S. Employer Identification number)

2200 Pennsylvania Avenue, N.W., Suite 800W Washington, D.C.	20037-1701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

2099 Pennsylvania Avenue, N.W., 12th Floor

Washington, D.C. 20006

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares of common stock outstanding at April 15, 2011 was 664,056,433.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

	April 1, 2011	December 31, 2010 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$1,593,559	$1,632,980
Trade accounts receivable, net	2,210,224	2,159,503
Inventories:
Finished goods	601,487	582,331
Work in process	230,236	185,658
Raw material and supplies	453,209	412,194

Total inventories	1,284,932	1,180,183
Prepaid expenses and other current assets	1,043,177	1,070,215

Total current assets	6,131,892	6,042,881

Property, plant and equipment, net	1,177,703	1,160,886
Investment in joint venture	523,231	511,283
Other assets	727,658	696,498
Goodwill	10,934,931	10,482,998
Other intangible assets, net	3,539,466	3,322,584

Total assets	$23,034,881	$22,217,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$58,922	$40,761
Trade accounts payable	1,239,137	1,169,185
Accrued expenses and other liabilities	2,025,796	2,110,756

Total current liabilities	3,323,855	3,320,702

Other long-term liabilities	2,319,298	2,339,755
Long-term debt	2,668,039	2,783,907
Stockholders’ equity:
Common stock - $0.01 par value	7,370	7,295
Additional paid-in capital	2,682,929	2,412,401
Retained earnings	11,362,018	10,945,928
Accumulated other comprehensive income	606,862	345,386

Total Danaher stockholders’ equity	14,659,179	13,711,010
Non-controlling interest	64,510	61,756

Total stockholders’ equity	14,723,689	13,772,766

Total liabilities and stockholders’ equity	$23,034,881	$22,217,130

See the accompanying Notes to Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010

Sales	$3,345,702	$3,007,829
Cost of sales	1,582,314	1,539,117

Gross profit	1,763,388	1,468,712

Operating costs and other:
Selling, general and administrative expenses	969,702	866,331
Research and development expenses	217,573	180,836
Earnings from unconsolidated joint venture	(14,475)	—

Operating profit	590,588	421,545

Non-operating income (expense):
Interest expense	(30,725)	(30,044)
Interest income	2,115	1,553

Earnings from continuing operations before income taxes	561,978	393,054

Income taxes	(141,732)	(100,307)

Earnings from continuing operations	420,246	292,747

Earnings from discontinued operations, net of income taxes	9,112	7,486

Net earnings	$429,358	$300,233

Earnings per share from continuing operations:
Basic	$0.64	$0.45

Diluted	$0.61	$0.43

Earnings per share from discontinued operations:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Net earnings per share:
Basic	$0.65	$0.46

Diluted	$0.63 *	$0.45 *

Average common stock and common equivalent shares outstanding (in thousands):
Basic	661,599	648,968
Diluted	688,328	680,122

*	Earnings per share amounts do not add due to rounding.

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

($ and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Comprehensive Income
	Shares	Amount
Balance, December 31, 2010	729,516	$7,295	$2,412,401	$10,945,928	$345,386	$61,756
Net earnings	—	—	—	429,358	—	—	429,358
Dividends declared	—	—	—	(13,268)	—	—	—
Common stock based award activity	1,704	17	73,194	—	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $41.1 million	5,740	58	197,334	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax expense of $4.6 million)	—	—	—	—	8,459	—	8,459
Increase from translation of foreign financial statements	—	—	—	—	253,017	—	253,017
Non-controlling interest acquired	—	—	—	—	—	2,754	—

Balance, April 1, 2011	736,960	$7,370	$2,682,929	$11,362,018	$606,862	$64,510	$690,834

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net earnings	$429,358	$300,233
Less: earnings from discontinued operations, net of tax	9,112	7,486

Net earnings from continued operations	420,246	292,747
Non-cash items:
Depreciation	49,443	47,026
Amortization	55,580	45,967
Stock compensation expense	22,776	16,482
Earnings from unconsolidated joint venture	(14,475)	—
Change in trade accounts receivable, net	63,211	38,346
Change in inventories	(44,200)	(73,878)
Change in accounts payable	27,374	90,454
Change in prepaid expenses and other assets	29,117	41,606
Change in accrued expenses and other liabilities	(175,162)	(103,252)

Total operating cash flows from continuing operations	433,910	395,498
Total operating cash flows from discontinued operations	2,573	(1,619)

Net cash flows from operating activities	436,483	393,879

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(48,424)	(37,285)
Proceeds from disposals of property, plant and equipment	2,410	331
Cash paid for acquisitions	(517,420)	(1,263,242)

Total investing cash flows from continuing operations	(563,434)	(1,300,196)
Total investing cash flows from discontinued operations	(1,521)	(1,118)

Net cash used in investing activities	(564,955)	(1,301,314)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,480	30,313
Payment of dividends	(13,268)	(12,962)
Net proceeds (repayments) of borrowings (maturities of 90 days or less)	17,271	(7,522)
Repayments of borrowings (maturities greater than 90 days)	(2,021)	(2,919)

Net cash provided by (used in) financing activities	52,462	6,910

Effect of exchange rate changes on cash and equivalents	36,589	(15,027)

Net change in cash and equivalents	(39,421)	(915,552)

Beginning balance of cash and equivalents	1,632,980	1,721,920

Ending balance of cash and equivalents	$1,593,559	$806,368

Supplemental disclosures:
Cash interest payments	$36,369	$36,570
Cash income tax payments (refunds)	$93,285	$(6,863)

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at April 1, 2011 and December 31, 2010, and its results of operations and cash flows for the three months ended April 1, 2011 and April 2, 2010. Please see Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s discontinuance of its Pacific Scientific Aerospace business.

Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of recently updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. As a result of adopting these standards, reported sales for the three months ended April 1, 2011 were not significantly different than sales that would have been reported under the previous accounting rules. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified transactions in any given period.

Total comprehensive income for the periods presented was as follows ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Net earnings	$429.4	$300.2
Change in foreign currency translation adjustment	253.0	(127.3)
Unrealized gain on available-for-sale securities, net of income tax	8.4	12.1

Comprehensive income	$690.8	$185.0

NOTE 2. ACQUISITIONS & PENDING ACQUISITION

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2011 and 2010 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The following briefly describes the Company’s acquisition activity for the three months ended April 1, 2011. For a complete description of the Company’s acquisition and divestiture activity for the year ended December 31, 2010, please refer to Note 2 to the Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

During the first three months of 2011, the Company completed the acquisition of two businesses (including the previously announced acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $517 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services in the product identification and water quality markets and were acquired to complement existing units of the Industrial Technologies and Environmental segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $252 million. The Company preliminarily recorded an aggregate of $249 million of goodwill related to these acquisitions.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the three months ended April 1, 2011 ($ in millions):

Total
Accounts receivable	$65.5
Inventory	31.6
Property, plant and equipment	3.4
Goodwill	248.5
Other intangible assets, primarily trade names, customer relationships and patents	237.3
Accounts payable	(15.8)
Other assets and liabilities, net	(50.3)
Non-controlling interest acquired	(2.8)

Net cash consideration	$517.4

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

	Three Months Ended April 1, 2011	Three Months Ended April 2, 2010
Sales	$3,401.8	$3,225.8
Net earnings from continuing operations	425.4	302.2
Diluted earnings per share from continuing operations	$0.62	$0.45

Pending Acquisition

On February 6, 2011, the Company and Beckman Coulter, Inc. entered into a definitive agreement pursuant to which a wholly-owned subsidiary of the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Beckman Coulter for $83.50 per share, for an aggregate purchase price of approximately $6.8 billion including debt assumed and net of cash acquired (to be followed by a second step cash-out merger at the offer price). The offer is subject to customary conditions, including tender of a majority of the outstanding shares (on a fully diluted basis) into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Beckman Coulter. On March 9, 2011, Danaher received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), applicable to the offer and accordingly, the portion of the closing conditions relating to the HSR Act has been satisfied. The Company anticipates completing the offer in the second quarter of 2011. Beckman Coulter develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing. Its diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and will become part of the Company’s Life Sciences & Diagnostics segment.

The Company anticipates financing the acquisition of Beckman Coulter through a combination of available cash, proceeds from the issuance of commercial paper and proceeds from the issuance of securities. The Company may also enter into one or more additional credit facilities and/or may replace its existing credit facilities with a new facility with an increased borrowing limit in order to expand borrowing capacity under its commercial paper program and issue commercial paper in amounts in excess of the program’s current capacity. The Company may also enter into one or more bridge loan agreements to provide temporary financing pending the implementation of more permanent financing arrangements.

NOTE 3. DISCONTINUED OPERATIONS

In January 2011, the Company announced that it has agreed to sell its Pacific Scientific Aerospace business for a sale price of $685 million in cash. This business, which is part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2011. Upon closing of the transaction, the Company expects to report an after-tax gain on the sale of approximately $210 million or $0.30 per diluted share. The Company has reported the Pacific Scientific Aerospace business as a discontinued operation in this Form 10-Q. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for all periods presented. The Company allocated a portion of consolidated interest expense to discontinued operations based on the ratio of the Pacific Scientific Aerospace net assets to the Company’s consolidated net assets.

The key components of income from discontinued operations related to the Pacific Scientific Aerospace business were as follows ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 1010
Net sales	$97.6	$84.4
Operating expenses	(82.8)	(72.6)
Allocated interest expense	(0.6)	(0.6)

Earnings before taxes	14.2	11.2
Income taxes	(5.1)	(3.7)

Earnings from discontinued operations, net of income taxes	$9.1	$7.5

The components of assets and liabilities classified as discontinued operations and included in other current assets and other current liabilities related to the Pacific Scientific Aerospace businesses consisted of the following ($ in millions):

	April 1, 2011	December 31, 2010
Accounts receivable, net	$59.8	$59.5
Inventories	51.3	45.0
Prepaid expenses and other	14.2	14.0
Property, plant & equipment, net	32.0	31.4
Goodwill and other intangibles, net	277.9	277.3

Total assets	435.2	427.2

Accounts payable	47.6	46.6
Accrued expenses and other	45.1	46.2

Total liabilities	$92.7	$92.8

NOTE 4. STOCK-BASED COMPENSATION

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

On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (which repurchase program replaces the repurchase program that was authorized by the Board in April 2005). There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. At April 1, 2011, the Company had 20 million shares remaining for stock repurchases under the existing Board authorization.

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

These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award In May 2009, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 14 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 38 million. No more than 12 million of the 38 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price of the Company’s common stock on the NYSE on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of Danaher stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. Most RSU awards granted prior to the third quarter of 2009 are subject to performance criteria determined by the Compensation Committee, and RSU awards granted during or after the third quarter of 2009 to members of the Company’s senior management are also subject to performance criteria. The RSUs that have been granted under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan generally provide for time-based vesting over a five year period, although the specific time-based vesting terms vary depending on grant date and on whether the recipient is a member of senior management. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances and unvested options and RSUs are forfeited upon retirement before age 65 unless the Compensation Committee determines otherwise. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may issue treasury shares in certain circumstances. At April 1, 2011, approximately 15 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period, which is generally the vesting period. The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended April 1, 2011:

Risk-free interest rate	2.55 - 3.19%
Weighted average volatility	26.5%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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

The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods.

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Restricted Stock Units and Restricted Shares:
Pre-tax compensation expense	$9.4	$4.5
Tax benefit	(3.5)	(1.7)

Restricted stock unit and restricted share expense, net of tax	$5.9	$2.8

Stock Options:
Pre-tax compensation expense	$13.4	$12.0
Tax benefit	(3.8)	(3.3)

Stock option expense, net of tax	$9.6	$8.7

Total Share-Based Compensation:
Pre-tax compensation expense	$22.8	$16.5
Tax benefit	(7.3)	(5.0)

Total share-based compensation expense, net of tax	$15.5	$11.5

Share-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings as payroll costs of the employees receiving the awards. As of April 1, 2011, $119 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of April 1, 2011, $142 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 3 years.

Option activity under the Company’s stock plans as of April 1, 2011 and changes during the three months ended April 1, 2011 were as follows (in thousands, except for exercise price and number of years):

	Shares in 000’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2011	34,820	$30.31
Granted	1,659	$49.59
Exercised	(1,577)	$25.84
Cancelled / Forfeited	(274)	$37.53

Outstanding at April 1, 2011	34,628	$31.38	6	$733.7

Vested and Expected to Vest at April 1, 2011	33,753	$31.23	6	$720.4

Vested and Exercisable at April 1, 2011	19,568	$27.26	4	$497.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the quarters ended April 1, 2011 and April 2, 2010 was $34 million and $46 million, respectively. Exercise of options during the first quarters of 2011 and 2010 resulted in cash receipts of $39 million and $26 million, respectively. The Company realized a tax benefit of approximately $11 million in the quarter ended April 1, 2011 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

The following table summarizes information on unvested RSUs and restricted shares outstanding as of April 1, 2011:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	5,153	$33.77
Granted	666	$49.59
Vested and issued	(128)	$34.95
Cancelled / Forfeited	(102)	$30.93

Unvested at April 1, 2011	5,589	$35.68

The Company realized a tax benefit of approximately $2 million in the quarter ended April 1, 2011 related to the vesting of restricted stock units, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first quarter 2011, approximately 48 thousand shares with an aggregate value of approximately $2 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2010	$10,483.0
Acquisitions	248.5
Foreign currency translation & other	203.4

Balance, April 1, 2011	$10,934.9

The carrying value of goodwill by segment as of April 1, 2011 and December 31, 2010 is summarized as follows ($ in millions):

	April 1, 2011	December 31, 2010
Segment
Test & Measurement	$3,024.5	$3,001.6
Environmental	1,415.8	1,383.6
Life Sciences & Diagnostics	2,204.3	2,122.4
Dental	2,170.4	2,114.5
Industrial Technologies	2,119.9	1,860.9

	$10,934.9	$10,483.0

Goodwill arises from the amount by which the purchase price for acquired businesses exceeds the fair value of tangible and intangible assets acquired. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. The Company’s annual impairment test was performed as of the first day of the Company’s fourth quarter of 2010 and no impairment was identified. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

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

A summary of financial assets and liabilities that are carried at fair value measured on a recurring basis as of April 1, 2011 and December 31, 2010 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 1, 2011:
Assets:
Available for sale securities	$270.0	—	—	$270.0

Liabilities:
Deferred compensation plans	—	$68.9	—	68.9

December 31, 2010:
Assets:
Available for sale securities	257.0	—	—	257.0

Liabilities:
Deferred compensation plans	—	64.4	—	64.4

Available for sale securities are measured at fair value using quoted market prices and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under these plans are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheet. Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401(k) program in the United States (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of Danaher’s common stock). Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on the applicable earnings rate.

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

The carrying amounts and fair values of financial instruments at April 1, 2011 and December 31, 2010 were as follows ($ in millions):

	April 1, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available for sale securities	$270.0	$270.0	$257.0	$257.0

Liabilities:
Short-term borrowings	58.9	58.9	40.8	40.8
Long-term borrowings	2,668.1	3,199.9	2,783.9	3,372.6

The above fair values were computed based on quoted market prices. Differences in fair value from carrying amounts of long-term borrowings are attributable to interest and or credit rate changes subsequent to when the transaction occurred. In the case of the Company’s LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock. The available for sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short term maturities of these instruments.

NOTE 7. FINANCING TRANSACTIONS

The components of the Company’s debt as of April 1, 2011 and December 31, 2010 were as follows ($ in millions):

	April 1, 2011	December 31, 2010
U.S. dollar-denominated commercial paper	$180.0	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	711.5	668.9
5.625% notes due 2018	500.0	500.0
5.4% notes due 2019	750.0	750.0
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	420.2	573.4
Other	165.3	152.4

	2,727.0	2,824.7
Less – currently payable	58.9	40.8

	$2,668.1	$2,783.9

For a full description of the Company’s debt financing, please refer to Note 9 of the Company’s 2010 Annual Report on Form 10-K. During the three months ended April 1, 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of approximately 5.7 million shares of Danaher common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $41 million was transferred to additional paid in capital as a result of the conversions.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of April 1, 2011, the commercial paper outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 17 days. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 (the “Credit Facility”) and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011 (the “Supplemental Credit Facility” and together with the “Credit Facility”, the “Credit Facilities”). There were no borrowings outstanding under either credit facility during the three months ended April 1, 2011. The Company anticipates renewing or replacing the Credit Facilities prior to their respective scheduled expiration.

The Company has classified the borrowings under the commercial paper programs at April 1, 2011 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the above mentioned Credit Facilities, to refinance these borrowings for at least one year from the balance sheet date.

NOTE 8. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 13 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

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

The following is a rollforward of the Company’s warranty accrual for the three months ended April 1, 2011 ($ in millions):

Balance, December 31, 2010	$130.1
Accruals for warranties issued during the period	30.6
Acquisitions	0.1
Settlements made	(28.9)

Balance, April 1, 2011	$131.9

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three months ended April 1, 2011 and April 2, 2010 respectively ($ in millions):

	Pension Benefits
	U.S.		Non-U.S.
	2011	2010	2011	2010
Service cost	$1.6	$0.5	$3.2	$2.9
Interest cost	17.3	18.2	8.0	7.8
Expected return on plan assets	(22.4)	(20.7)	(5.1)	(4.8)
Amortization of loss / (gain)	7.3	5.2	0.7	0.3
Amortization of prior service credits	—	—	(0.1)	(0.1)

Net periodic cost	$3.8	$3.2	$6.7	$6.1

The following sets forth the components of the Company’s other postretirement employee benefit plans for the three months ended April 1, 2011 and April 2, 2010 respectively ($ in millions):

	Other Post-Retirement Benefits
	2011	2010
Service cost	$0.3	$0.2
Interest cost	1.5	1.4
Amortization of prior service credits	(1.4)	(1.9)
Amortization of loss	0.9	0.3

Net periodic cost	$1.3	$—

Employer Contributions

During the three months ended April 1, 2011, the Company contributed approximately $13 million to the U.S. pension plan. During 2011, the Company expects to contribute approximately $50 million to its U.S. plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. The Company expects to contribute approximately $27 million in employer contributions and unfunded benefit payments to its non-U.S. plans in 2011.

NOTE 10. EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic earnings per share (EPS) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted EPS from continuing operations is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three months ended April 2, 2010, approximately 2.8 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three months ended April 1, 2011. Information related to the calculation of earnings per share is summarized as follows ($ in millions, except per share amounts):

	Net Earnings from continuing operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended April 1, 2011:

Basic EPS	$420.2	661.6	$0.64
Adjustment for interest on convertible debentures	2.1	—
Incremental shares from assumed exercise of dilutive options	—	11.3
Incremental shares from assumed conversion of the convertible debentures	—	15.4

Diluted EPS	$422.3	688.3	$0.61

For the Three Months Ended April 2, 2010:

Basic EPS	$292.7	649.0	$0.45
Adjustment for interest on convertible debentures	2.8	—
Incremental shares from assumed exercise of dilutive options	—	7.4
Incremental shares from assumed conversion of the convertible debentures	—	23.7

Diluted EPS	$295.5	680.1	$0.43

NOTE 11. SEGMENT INFORMATION

During the fourth quarter of 2010, the Company changed the composition of its reportable segments to reflect changes in its internal organization resulting from the rate of growth within certain of the Company’s businesses and the contribution of certain of the Company’s tool manufacturing and distribution businesses to the Apex joint venture. The Company now reports results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. In addition, the historical results of the tool related business and the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. The Company previously reported its operations under four segments: Professional Instrumentation, Medical Technologies; Industrial Technologies; and Tools & Components. There has been no material change in total assets or liabilities by segment since December 31, 2010. Segment results for the first quarter of 2011 and 2010 are shown below ($ in millions):

	Sales		Operating Profit
	2011	2010	2011	2010
Test & Measurement	$830.5	$652.1	$172.2	$123.8
Environmental	668.0	611.7	128.9	104.0
Life Sciences & Diagnostics	626.6	516.5	90.4	36.8
Dental	463.5	431.8	49.5	36.6
Industrial Technologies	757.1	652.4	161.6	125.2
Businesses contributed to Apex joint venture:
Attributable to period prior to contribution	—	143.3	—	18.8
Equity method earnings subsequent to JV formation	—	—	14.5	—
Other	—	—	(26.5)	(23.7)

	$3,345.7	$3,007.8	$590.6	$421.5

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements included in the Company’s 2010 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of April 1, 2011.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this quarterly report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies (including with respect to the pending acquisition of Beckman Coulter), divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions and the existence, length or timing of an economic recovery; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods.

These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Instability in the global economy and financial markets may adversely affect our operating results, financial condition and liquidity.

•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand, decreased market share or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

•	Foreign currency exchange rates may adversely affect our results of operations and financial condition.

•	Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents or business partners.

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

•	We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our results of operations and financial condition.

•

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our financial condition, results of operations and reputation.

•	Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our reputation and results of operations.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations and reputation.

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

•

We own a 50% interest in but do not control the Apex Tool Group joint venture, and as a result we may not be able to direct management of the joint venture in a manner that we believe is in Danaher’s best interests.

See Part I – Item 1A of the Company’s 2010 Annual Report on Form 10-K for a further discussion regarding some of the reasons that actual results may differ materially from the results contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services during the first quarter 2011 resulted in aggregate year-over-year sales growth. The growth in sales is attributable to increased demand as the global economy continues to improve; the Company’s previous investments in sales growth initiatives; easier year-over-year comparisons resulting from the lower overall levels of demand that prevailed in the first quarter 2010 as the global economy was in an earlier stage of recovery; and the other business-specific factors discussed below. Geographically, year-over-year sales growth rates during the first quarter were led primarily by China and other emerging markets, and to a lesser extent, North America. The Company expects sales to continue to grow during the remainder of 2011 as compared to 2010, but at a moderating rate compared to the first quarter 2011 growth rate in part because of more difficult year-over-year comparisons.

Significant Acquisitions and Pending Transactions

During the first three months of 2011, the Company completed the acquisition of two businesses (including the previously announced acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market) for total consideration of $517 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services in the product identification and water quality markets and were acquired to complement existing units of the Industrial Technologies and Environmental segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $252 million.

In January 2011, the Company announced that it has agreed to sell its Pacific Scientific Aerospace business for a sale price of $685 million in cash. This business, which is part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2011. Upon closing of the transaction, the Company expects to report an after-tax gain on the sale of approximately $210 million or $0.30 per diluted share. The Company has reported the Pacific Scientific Aerospace business as a discontinued operation in this Form 10-Q. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for all periods presented.

On February 6, 2011, the Company and Beckman Coulter, Inc. entered into a definitive agreement pursuant to which a wholly-owned subsidiary of the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Beckman Coulter for $83.50 per share, for an aggregate purchase price of approximately $6.8 billion including debt assumed and net of cash acquired (to be followed by a second step cash-out merger at the offer price). The offer is subject to customary conditions, including tender of a majority of the outstanding shares (on a fully diluted basis) into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Beckman Coulter. On March 9, 2011, Danaher received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), applicable to the offer and accordingly, the portion of the closing conditions relating to the HSR Act has been satisfied. The Company anticipates completing the offer in the second quarter of 2011. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Its diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and would become part of the Company’s Life Sciences & Diagnostics segment.

The Company anticipates financing the acquisition of Beckman Coulter through a combination of available cash, proceeds from the issuance of commercial paper and proceeds from the issuance of securities. The Company may also enter into one or more additional credit facilities and/or may replace its existing credit facilities with a new facility with an increased borrowing limit in order to expand borrowing capacity under its commercial paper program and issue commercial paper in amounts in excess of the program’s current capacity. The Company may also enter into one or more bridge loan agreements to provide temporary financing pending the implementation of more permanent financing arrangements.

Currency Exchange Rates

On average, the U.S. dollar was weaker against other major currencies during the first quarter 2011 as compared to the first quarter 2010. As a result, currency exchange rates increased reported sales for the first quarter of 2011 by approximately 1.5% as compared to the same period of 2010. If the currency exchange rates in effect as of April 1, 2011 were to prevail throughout the remainder of 2011, the Company’s estimated annual 2011 revenues would increase by approximately 2.5% on a year-over-year basis. Additional weakening of the U.S. dollar against other major currencies would further increase the Company’s sales on an overall basis, whereas strengthening of the U.S. dollar against other major currencies would decrease the Company’s sales on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the first quarter 2011 increased 11.0% compared to the first quarter 2010. Sales from existing businesses contributed 10.0% growth and the impact of currency translation contributed 1.5% growth on a year-over-year basis. The sales decline attributable to the contribution of businesses to the Apex joint venture more than offset year-over-year sales growth attributable to acquired businesses and on a net basis reduced reported sales by 0.5%. The Company no longer reports sales of the businesses contributed to the Apex joint venture due to the application of equity accounting that commenced upon formation of the joint venture in the third quarter 2010. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses, (2) first quarter 2010 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses and first quarter 2010 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in revenue (excluding sales from acquired businesses and first quarter 2010 sales attributable to the businesses contributed to the Apex joint venture) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends. We exclude the effect of the first quarter 2010 sales attributable to the businesses contributed to the Apex joint venture because the Company did not recognize sales from those businesses in the first quarter of 2011.

Operating profit margins increased 370 basis points during the first quarter 2011 as compared to the first quarter 2010. Year-over-year operating profit margin comparisons benefited 245 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with future growth investments. In addition, 2010 acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of comparable acquisition related charges recorded in 2011) favorably impacted year-over-year operating profit margin comparisons by 125 basis points as such charges were greater in 2010 than in 2011.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Test & Measurement	$830.5	$652.1
Environmental	668.0	611.7
Life Sciences & Diagnostics	626.6	516.5
Dental	463.5	431.8
Industrial Technologies	757.1	652.4
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	143.3

	$3,345.7	$3,007.8

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

Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$830.5	$652.1
Operating profit	172.2	123.8
Depreciation and amortization	31.7	25.5
Operating profit as a % of sales	20.7%	19.0%
Depreciation and amortization as a % of sales	3.8%	3.9%

Components of Sales Change	% Change 1st Quarter 2011 vs. 1st Quarter 2010
Existing businesses	14.0%
Acquisitions	12.0%
Impact of currency translation	1.5%

Total	27.5%

During the first quarter 2011, sales in the segment’s instrument businesses grew on a year-over-year basis due to continuing solid demand for core oscilloscope, digital-multi-meter and thermography products partially offset by softness in the video end markets. Instrument sales increased in all major geographies, with particular strength in China and other Asian markets. Sales in the segment’s network and communication businesses also grew during the first quarter 2011 on a year-over-year basis, primarily in North America, as a result of strong demand for both network management solutions and core network enterprise solutions. Year-over-year price increases in the segment had a negligible impact on sales growth during the first quarter 2011.

Operating profit margins increased 170 basis points during the first quarter 2011 as compared to the first quarter 2010. Year-over-year operating profit margin comparisons benefited 270 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with future growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 100 basis points and partially offset the net favorable impacts.

ENVIRONMENTAL

The Company’s Environmental segment provides products that help protect customers’ water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable, and waste water in residential, commercial and industrial applications. Danaher’s retail/commercial petroleum business is a leading worldwide provider of products and services for the retail/commercial petroleum market.

Environmental Selected Financial Data ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$668.0	$611.7
Operating profit	128.9	104.0
Depreciation and amortization	11.2	11.7
Operating profit as a % of sales	19.3%	17.0%
Depreciation and amortization as a % of sales	1.7%	1.9%

Components of Sales Change	% Change 1st Quarter 2011 vs. 1st Quarter 2010
Existing businesses	7.0%
Acquisitions	1.0%
Impact of currency translation	1.0%

Total	9.0%

Sales grew during the first quarter 2011 as compared to the first quarter 2010 in both the water quality and retail petroleum equipment businesses. Price increases in the segment contributed 1.0% to sales growth during 2011 on a year-over-year basis and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a high single-digit rate during the first quarter 2011 as compared to the first quarter 2010. Demand for the businesses’ laboratory and process instrumentation product lines was led by industrial markets and was stronger in all major geographies as compared to 2010. Sales in the business’ ultraviolet water treatment product line grew at a low-double digit rate during the first quarter 2011 as increased sales into the industrial markets were partially offset by lower sales into municipal markets, due to both tighter budgets and a difficult prior year comparison. Sales in the business’ chemical treatment solutions product line also grew at a low double-digit rate during the first quarter on a year-over-year basis due, in part, to continuing expansion of the chemical treatment solutions product line outside of the U.S. market.

Sales from existing businesses in the segment’s retail petroleum equipment businesses grew at a mid single-digit rate during the first quarter 2011 as compared to the first quarter 2010. Increased sales of the business’ automatic tank gauge products, vapor recovery products and dispensing equipment in North America, and to a lesser extent Europe, more than offset the unfavorable impact of a difficult prior year comparison. The difficult prior year comparison is the result of strong 2010 sales of the business’ payment and point-of-sale retail solutions product offerings that were driven by 2010 deadlines for enhanced industry standards. The adverse impact of the difficult prior year comparisons is expected to continue throughout 2011 with the most significant unfavorable impact expected in the second quarter of 2011.

Operating profit margins increased 230 basis points during the first quarter 2011 as compared to the first quarter 2010. Year-over-year operating profit margin comparisons benefited 240 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with future growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 10 basis points.

LIFE SCIENCES & DIAGNOSTICS

The Company’s life sciences businesses offer a broad range of research and clinical tools that are used by scientists to advance the understanding of complex biological matters by enabling the analysis of cells, proteins, genetic material and their interactions with the external environment. The Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that are used to diagnose disease, make treatment decisions and monitor patients in hospitals and other critical care settings.

Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$626.6	$516.5
Operating profit	90.4	36.8
Depreciation and amortization	24.1	18.3
Operating profit as a % of sales	14.4%	7.1%
Depreciation and amortization as a % of sales	3.8%	3.5%

Components of Sales Change	% Change 1st Quarter 2011 vs. 1st Quarter 2010
Existing businesses	9.0%
Acquisitions	10.0%
Impact of currency translation	2.5%

Total	21.5%

During the first quarter 2011, sales from existing businesses grew in each of the segment’s businesses. Price increases in the segment contributed 0.5% to sales growth during 2011 on a year-over-year basis and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a high single-digit rate during the first quarter 2011 as compared to the first quarter 2010 due primarily to strong demand for the business’ compact blood gas analyzer. Increased European demand for the business’ cardiac care instruments as well as continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation also contributed to year-over-year sales growth. In addition, sales of both instruments and associated consumables were robust in Asia and other emerging markets in the first quarter 2011.

Sales from existing businesses in the segment’s life sciences instrumentation and pathology diagnostics businesses grew at a high single-digit rate during the first quarter 2011 as compared to the first quarter 2010. Year-over-year growth was driven primarily by strong demand in all major geographies for new instruments and consumables in the pathology diagnostics business. Demand for the business’ advanced staining instrumentation was particularly robust during the quarter. In addition, strong demand, primarily in Europe, for compound and confocal microscopy equipment serving the life sciences research and industrial markets more than offset the impact of a difficult prior year comparison resulting from first quarter 2010 sales associated with Japanese economic stimulus funding.

Sales from existing businesses in the segment’s mass spectrometry business grew at a high single-digit rate during the first quarter 2011 as compared to the first quarter 2010. Year-over-year growth was driven primarily by strong demand for the business’ broad range of mass spectrometers serving both the academic and proteomic research markets and the applied markets.

Operating profit margins increased 730 basis points during the first quarter 2011 as compared to the first quarter 2010. The increase in operating profit margins on year-over-year basis is primarily a result of the approximate 725 basis point favorable impact resulting from first quarter 2010 acquisition related transaction costs deemed significant and charges associated with fair value adjustments to acquired inventory and deferred revenue balances that did not repeat in the first quarter 2011. In addition, year-over-year operating profit margin comparisons benefited 220 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with future growth investments. The dilutive effect of acquired businesses had an adverse impact of 215 basis points on year-over-year operating profit margin comparisons, partially offsetting these net favorable year-over-year factors.

DENTAL

The Company’s Dental segment is a leading worldwide provider of a broad range of consumables and equipment for the dental market, focused on developing, manufacturing and marketing innovative solutions for dental professionals around the world.

Dental Selected Financial Data ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$463.5	$431.8
Operating profit	49.5	36.6
Depreciation and amortization	22.9	19.6
Operating profit as a % of sales	10.7%	8.5%
Depreciation and amortization as a % of sales	4.9%	4.5%

Components of Sales Change	% Change 1st Quarter 2011 vs. 1st Quarter 2010
Existing businesses	5.5%
Acquisitions	1.0%
Impact of currency translation	1.0%

Total	7.5%

Price increases throughout the segment contributed 0.5% to sales growth on a year-over-year basis during the first quarter 2011 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s dental businesses grew at a mid single-digit rate during the first quarter 2011 as compared to the first quarter 2010. Strong demand for recent product introductions in the instruments business and continued strong demand for imaging product lines led the year-over-year sales increase. Sales in the dental technologies business increased in all major geographies, particularly in the emerging markets and North America. Sales from existing businesses in the dental consumables businesses grew at a mid single-digit rate in the first quarter 2011 as compared to the first quarter 2010. Sales growth in the dental consumables businesses was primarily driven by increased demand for general dentistry consumables and infection control products and, to a lesser extent, increased demand for orthodontic products. Sales grew in all major geographies.

Operating profit margins increased 220 basis points during the first quarter 2011 as compared to the first quarter 2010. Year-over-year operating profit margin comparisons benefited 275 basis points from the favorable impact of higher sales volumes and continued productivity improvements, including cost reduction actions in the dental technologies businesses, net of the unfavorable impact of costs associated with future growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 55 basis points partially offsetting these net favorable year-over-year factors.

INDUSTRIAL TECHNOLOGIES

The Company’s Industrial Technologies segment manufactures products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines, as well as incorporated by original equipment manufacturers (“OEMs”) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, defense and engine retarder businesses. As indicated above, in January 2011, the Company announced that it has agreed to sell its Pacific Scientific Aerospace business that was previously reported as part of the Industrial Technologies segment and all current and prior year period results of the segment have been adjusted to exclude the results of this discontinued operation.

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$757.1	$652.4
Operating profit	161.6	125.2
Depreciation and amortization	14.0	13.9
Operating profit as a % of sales	21.3%	19.2%
Depreciation and amortization as a % of sales	1.8%	2.1%

Components of Sales Change	% Change 1st Quarter 2011 vs. 1st Quarter 2010
Existing businesses	14.5%
Acquisitions and divestitures, net	0.5%
Impact of currency translation	1.0%

Total	16.0%

Price increases throughout the segment contributed 1.5% to sales growth on a year-over-year basis during the first quarter 2011 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s product identification businesses grew at a mid-teens rate during the first quarter 2011 as compared to the first quarter 2010 primarily due to continued strong demand for core marking and coding equipment. Consumable sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth. Sales grew in all major geographies with particular strength in Europe and the emerging markets. The acquisition of EskoArtwork is expected to provide additional sales and earnings growth opportunities for the product identification business, by expanding the business’ geographic and product line diversity and through the potential acquisition of complementary businesses.

Sales from existing businesses in the segment’s motion businesses grew at a double-digit rate during the first quarter 2011 as compared to the first quarter 2010 due to continued strong demand in the majority of end markets served and in all major geographies. While growth was generally broad-based, industrial automation led the growth with strong sales of advanced motor and drive product offerings. Sales growth rates in the motion businesses for the remainder of 2011 are expected to moderate slightly from first quarter 2011 growth rates as the first quarter 2011 growth rate benefitted in part from an easier prior year comparison.

Sales from existing businesses in the segment’s other businesses grew collectively at a low double-digit rate during the first quarter 2011 as compared to the first quarter 2010 due to generally higher demand in the majority of end-markets served.

Operating profit margins increased 210 basis points during the first quarter 2011 as compared to the first quarter 2010. Year-over-year operating profit margin comparisons benefited 200 basis points from the favorable impact of higher sales volumes and continued productivity improvements and 10 basis points from the impact of newly acquired businesses which on a net basis have higher operating profit margins than existing businesses within the Industrial Technologies segment.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$3,345.7	$3,007.8
Cost of sales	1,582.3	1,539.1

Gross profit	1,763.4	1,468.7
Gross profit margin	52.7%	48.8%

The year-over-year increase in gross profit margins is primarily the result of higher sales volumes in the first quarter of 2011 compared to the first quarter of 2010, as well as continued productivity improvements and the higher gross margins of newly acquired businesses. Gross profit margin comparisons also benefited 110 basis points from the contribution to the Apex joint venture at the beginning of the third quarter 2010 of certain of the Company’s Tools businesses that had lower average gross profit margins as compared to the remainder of the Company. In addition, acquisition related charges recorded in the first quarter of 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisitions of AB Sciex, Molecular Devices and certain other businesses favorably impacted gross profit margin comparisons by approximately 80 basis points. Partially offsetting these favorable impacts was the unfavorable impact of costs associated with future growth investments.

OPERATING EXPENSES

($ in millions)	Three Months Ended
	April 1, 2011	April 2, 2010
Sales	$3,345.7	$3,007.8
Selling, general and administrative expenses	969.7	866.3
Research and development expenses	217.6	180.8
SG&A as a % of sales	29.0%	28.8%
R&D as a % of sales	6.5%	6.0%

Selling, general and administrative expenses as a percentage of sales increased 20 basis points as continued investments in the Company’s sales growth initiatives and increased commission costs due to higher sales volumes was largely offset by the increased leverage of the Company’s cost base resulting from higher sales volumes during the first quarter of 2011 as compared to the first quarter 2010.

Research and development expenses as a percentage of sales increased 50 basis points on year-over-year basis. The increase is primarily attributable to the contribution of most of the Company’s Tools and Components businesses to the Apex joint venture, as the contributed businesses have historically lower research and development spending as a percentage of sales relative to the overall Company average. Recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives also contributed to the increase.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $31 million and interest income of $2.1 million recorded in the first quarter of 2011 were both essentially flat compared with the comparable period of 2010.

INCOME TAXES

The Company’s effective tax rates related to continuing operations for the three months ended April 1, 2011 and April 2, 2010 were 25.2% and 25.5%, respectively. The effective tax rates for the first quarters in 2011 and 2010 are lower than the federal statutory rate of 35% due principally to the fact that certain of the Company’s foreign income is taxed at different rates.

The effective tax rate related to continuing operations for 2011 is expected to be approximately 25% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete.” Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended April 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Overview of Cash Flows and Liquidity

($ in millions)	Three Months Ended
	April 1, 2011	April 2, 2010

Total operating cash flows from continuing operations	$433.9	$395.5

Purchases of property, plant and equipment	(48.4)	(37.3)
Cash paid for acquisitions and other investments	(517.4)	(1,263.2)
Other sources	2.4	0.3

Net cash used in investing activities from continuing operations	(563.4)	(1,300.2)

Proceeds from the issuance of common stock	50.5	30.3
Debt (repayments), net of new borrowings	15.3	(10.4)
Payment of dividends	(13.3)	(13.0)

Net cash provided by financing activities	52.5	6.9

•	Operating cash flow, a key source of the Company’s liquidity, increased $38 million or approximately 10% during the first quarter of 2011 as compared to the first quarter of 2010.

•

Funding for acquisitions constituted the most significant use of cash during the first quarter of 2011. The Company acquired two businesses during the first quarter 2011 for total consideration of approximately $517 million.

•	As of April 1, 2011, the Company held $1.6 billion of cash and cash equivalents.

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

Operating cash flow from continuing operations was $434 million for the first quarter of 2011, an increase of $38 million, or 10% as compared to the comparable period of 2010. The increase in operating cash flow was primarily attributable to the $128 million increase in earnings in the first quarter 2011 as compared to the first quarter 2010. A $100 million year-over-year net increase in income tax payments partially offset this increase as the Company made income tax payments of approximately $93 million in the first quarter of 2011 and received a net tax refund of approximately $7 million in the first quarter of 2010. The aggregate of trade accounts receivable, inventory and accounts payable contributed $46 million in operating cash flow during the first quarter of 2011, $9 million less than the amount of operating cash flow contributed by these items during the first quarter of 2010.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities from continuing operations was $563 million during the first quarter of 2011 compared to approximately $1.3 billion of net cash used in the first quarter of 2010. In 2011, the Company expects capital spending to approximate $275 million, though actual expenditures will ultimately depend on business conditions.

For a discussion of the Company’s first quarter 2011 acquisitions, the pending acquisition of Beckman Coulter and the pending divestiture of the Pacific Scientific Aerospace business, please refer to “—Overview – Significant Acquisitions and Pending Transactions.”

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $53 million during the first quarter of 2011 compared to $7 million provided during the first quarter of 2010.

For a description of the Company’s outstanding debt as of April 1, 2011, please refer to Note 7 of the Consolidated Condensed Financial Statements. As of April 1, 2011, the Company was in compliance with all of its debt covenants.

The Company satisfies its short-term liquidity needs primarily through issuances of U.S. dollar and Euro commercial paper. As of April 1, 2011, $180 million was outstanding under the Company’s U.S. dollar commercial paper program with a weighted average interest rate of 0.2% and a weighted average maturity of approximately 17 days. There was no outstanding Euro-denominated commercial paper as of April 1, 2011. Credit support for the commercial paper program is provided by an unsecured $1.45 billion multicurrency revolving credit facility that expires on April 25, 2012 (the “Credit Facility”) and an unsecured $75 million multicurrency revolving credit facility that expires on May 3, 2011 (the “Supplemental Credit Facility” and together with the Credit Facility, the “Credit Facilities.”). There were no borrowings outstanding under either credit facility during the three months ended April 1, 2011. The Company anticipates renewing or replacing the Credit Facilities prior to their respective, scheduled expiration.

Aggregate cash payments for dividends during the first quarter of 2011 were $13 million. In addition, the Company declared a regular quarterly dividend of $0.02 per share payable on April 29, 2011 to holders of record on March 25, 2011.

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. As discussed above, the Company anticipates financing the acquisition of Beckman Coulter through a combination of available cash, proceeds from the issuance of commercial paper and proceeds from the issuance of securities. The Company may also enter into one or more additional credit facilities and/or may replace its existing credit facilities with a new facility with an increased borrowing limit in order to expand borrowing capacity under its commercial paper program and issue commercial paper in amounts in excess of the program’s current capacity. The Company may also enter into one or more bridge loan agreements to provide temporary financing pending the implementation of more permanent financing arrangements. With respect to cash requirements not relating to the acquisition of Beckman Coulter, the Company generally intends to use available cash and internally generated funds to meet such cash requirements, but in the event that additional liquidity is required the Company may also borrow under its commercial paper program or any of the credit facilities described above and/or access the capital markets as needed for liquidity. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. As of April 1, 2011, the Company held approximately $1.6 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.5%. Of this amount, approximately $1.3 billion was held outside the United States.

During the first quarter of 2011, the Company contributed approximately $13 million to the U.S. pension plan. During 2011, the Company expects to contribute approximately $50 million to its U.S. pension plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. The Company expects to contribute approximately $27 million in employer contributions and unfunded benefit payments to its non-U.S. retirement plans in 2011.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended April 1, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended April 1, 2011 to this information reported in the Company’s 2010 Annual Report on Form 10-K.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended April 1, 2011 to this information reported in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the first quarter of 2011. On May 1, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of April 1, 2011, 20 million shares remained available for repurchase pursuant to this program.

During the first quarter of 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 5,740,333 shares of Danaher common stock, par value $0.01 per share. The conversion of LYONs to common stock does not impact diluted earnings per share as the LYONs are considered a dilutive security in all periods presented. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

(a)	Exhibits:

2.1	Agreement and Plan of Merger, dated as of February 6, 2011, by and among Danaher Corporation, Djanet Acquisition Corp. and Beckman Coulter, Inc. (1)

3.1	Restated Certificate of Incorporation of Danaher Corporation (2)

3.2	Amended and Restated By-laws of Danaher Corporation (3)

11.1	Computation of per-share earnings (4)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 10, 2011 (Commission File Number: 1-8089).
(2)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 12, 2007 (Commission File Number: 1-8089).
(3)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2008 (Commission File Number: 1-8089).
(4)	See Note 9, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.
(5)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at April 1, 2011 and December 31, 2010, (ii) Consolidated Condensed Statements of Earnings for the three months ended April 1, 2011 and April 2, 2010, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended April 1, 2011, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended April 1, 2011 and April 2, 2010, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 20, 2011	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 20, 2011	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer