Form 10-Q
period 2011-07-01
DANAHER CORP /DE/
filed 2011-07-27
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

The number of shares of common stock outstanding at July 15, 2011 was 685,554,656.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

(unaudited)

	July 1, 2011	December 31, 2010 (Note 1)
ASSETS

Current Assets:
Cash and equivalents	$551,583	$1,632,980
Trade accounts receivable, net	3,099,418	2,159,503
Inventories:
Finished goods	1,115,452	582,331
Work in process	314,060	185,658
Raw material and supplies	635,537	412,194

Total inventories	2,065,049	1,180,183
Prepaid expenses and other current assets	838,750	1,070,215

Total current assets	6,554,800	6,042,881

Property, plant and equipment, net of accumulated depreciation of $1,583,010 and $1,462,686, respectively	2,226,119	1,160,886
Investment in joint venture	533,136	511,283
Other assets	1,247,548	696,498
Goodwill	14,741,004	10,482,998
Other intangible assets, net	6,210,769	3,322,584

Total assets	$31,513,376	$22,217,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$47,932	$40,761
Trade accounts payable	1,515,113	1,169,185
Accrued expenses and other liabilities	2,718,251	2,110,756

Total current liabilities	4,281,296	3,320,702

Other long-term liabilities	4,151,630	2,339,755
Long-term debt	6,524,931	2,783,907
Stockholders’ equity:
Common stock - $0.01 par value	7,585	7,295
Additional paid-in capital	3,746,995	2,412,401
Retained earnings	11,997,077	10,945,928
Accumulated other comprehensive income	737,839	345,386

Total Danaher stockholders’ equity	16,489,496	13,711,010
Non-controlling interest	66,023	61,756

Total stockholders’ equity	16,555,519	13,772,766

Total liabilities and stockholders’ equity	$31,513,376	$22,217,130

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Sales	$3,711,674	$3,217,428	$7,057,376	$6,225,257
Cost of sales	1,768,479	1,611,875	3,350,793	3,150,992

Gross profit	1,943,195	1,605,553	3,706,583	3,074,265

Operating costs and other:
Selling, general and administrative expenses	1,095,749	896,588	2,065,451	1,762,919
Research and development expenses	235,803	191,199	453,376	372,035
Earnings from unconsolidated joint venture	(14,460)	—	(28,935)	—

Operating profit	626,103	517,766	1,216,691	939,311

Non-operating income (expense):
Interest expense	(31,709)	(28,944)	(62,434)	(58,988)
Interest income	2,280	1,039	4,395	2,592

Earnings from continuing operations before income taxes	596,674	489,861	1,158,652	882,915

Income taxes	(147,028)	(127,738)	(288,760)	(228,046)

Earnings from continuing operations	449,646	362,123	869,892	654,869

Earnings from discontinued operations, net of income taxes	199,118	10,353	208,230	17,840

Net earnings	$648,764	$372,476	$1,078,122	$672,709

Earnings per share from continuing operations:
Basic	$0.67	$0.55	$1.31	$1.01

Diluted	$0.65	$0.53	$1.26	$0.97

Earnings per share from discontinued operations:
Basic	$0.30	$0.02	$0.31	$0.03

Diluted	$0.29	$0.02	$0.30	$0.03

Net earnings per share:
Basic	$0.97	$0.57	$1.62	$1.03 *

Diluted	$0.94	$0.55	$1.56	$1.00

Average common stock and common equivalent shares outstanding (in thousands):
Basic	667,207	652,478	664,403	650,723
Diluted	694,599	682,338	691,464	681,230

*	Earnings per share amounts do not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

($ and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Comprehensive Income
	Shares	Amount
Balance, December 31, 2010	729,516	$7,295	$2,412,401	$10,945,928	$345,386	$61,756
Net earnings	—	—	—	1,078,122	—	—	1,078,122
Dividends declared	—	—	—	(26,973)	—	—	—
Common stock issuance	19,250	193	966,302	—	—	—	—
Common stock-based award activity	2,476	25	119,002	—	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $51.8 million	7,248	72	249,290	—	—	—
Unrealized gain on available-for-sale securities (net of tax expense of $14.4 million)	—	—	—	—	26,724	—	26,724
Increase from translation of foreign financial statements	—	—	—	—	365,729	—	365,729
Non-controlling interest acquired	—	—	—	—	—	4,267	—

Balance, July 1, 2011	758,490	$7,585	$3,746,995	$11,997,077	$737,839	$66,023	$1,470,575

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net earnings	$1,078,122	$672,709
Less: earnings from discontinued operations, net of tax	208,230	17,840

Net earnings from continued operations	869,892	654,869
Non-cash items:
Depreciation	106,628	96,364
Amortization	118,673	94,362
Stock compensation expense	45,966	40,882
Earnings from unconsolidated joint venture, net of cash dividends received	(16,586)	—
Change in trade accounts receivable, net	(14,850)	(63,664)
Change in inventories	(32,280)	(157,413)
Change in accounts payable	36,658	174,265
Change in prepaid expenses and other assets	54,345	123,737
Change in accrued expenses and other liabilities	(11,733)	(47,252)

Total operating cash flows from continuing operations	1,156,713	916,150
Total operating cash flows from discontinued operations	(57,581)	15,652

Net cash flows from operating activities	1,099,132	931,802

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(108,094)	(89,119)
Proceeds from disposals of property, plant and equipment	3,431	627
Cash paid for acquisitions	(6,056,279)	(1,398,526)

Total investing cash flows from continuing operations	(6,160,942)	(1,487,018)
Investing cash flows from discontinued operations	(1,521)	(3,219)
Proceeds from sale of discontinued operations	680,105	—

Net cash used in investing activities	(5,482,358)	(1,490,237)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,050,322	92,850
Payment of dividends	(26,973)	(26,012)
Net proceeds of borrowings (maturities of 90 days or less)	462,147	21,543
Proceeds of borrowings (maturities greater than 90 days)	1,785,764	—
Repayments of borrowings (maturities greater than 90 days)	(2,021)	—

Net cash provided by financing activities	3,269,239	88,381

Effect of exchange rate changes on cash and equivalents	32,590	(18,930)

Net change in cash and equivalents	(1,081,397)	(488,984)

Beginning balance of cash and equivalents	1,632,980	1,721,920

Ending balance of cash and equivalents	$551,583	$1,232,936

Supplemental disclosures:
Cash interest payments	$38,439	$39,192
Cash income tax payments (including $53 million related to the gain on sale of the discontinued Pacific Scientific Aerospace business – refer to Note 3)	$162,696	$114,440

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company’s Form 8-K filed April 21, 2011.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at July 1, 2011 and December 31, 2010, and its results of operations and cash flows for the three and six months ended July 1, 2011 and July 2, 2010. Please see Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s sale of its Pacific Scientific Aerospace business.

Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of recently updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. As a result of adopting these standards, reported sales for the three and six months ended July 1, 2011 were not significantly different than sales that would have been reported under the previous accounting rules. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified transactions in any given period.

Total comprehensive income for the periods presented was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net earnings	$648.8	$372.5	$1,078.1	$672.7
Change in foreign currency translation adjustment	112.7	(252.1)	365.7	(379.4)
Change in unrealized gain on available-for-sale securities, net of income tax	18.3	(37.8)	26.7	(25.7)

Comprehensive income	$779.8	$82.6	$1,470.5	$267.6

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

The following briefly describes the Company’s acquisition activity for the six months ended July 1, 2011. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2010, please refer to Note 2 of the financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company’s Form 8-K filed April 21, 2011.

On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, Inc. (“Beckman Coulter”), the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment. Beckman Coulter is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences & Diagnostics segment, by expanding the business’ geographic and product line diversity and through the potential acquisition of complementary businesses. The combination of Beckman Coulter with the Company’s existing Life Sciences & Diagnostics businesses is also expected to yield significant cost reductions. The Company has preliminarily recorded an aggregate of $3.6 billion of goodwill related to the acquisition of Beckman Coulter. The Company obtained control of Beckman Coulter on June 24, 2011 and, as a result, the earnings of Beckman Coulter are reflected in the Company’s results from June 25, 2011 forward.

The Company paid approximately $5.5 billion in cash (net of approximately $450 million of cash acquired) to acquire all of the outstanding shares of common stock of Beckman Coulter and assumed approximately $1.6 billion of indebtedness in connection with the acquisition. The Company financed the acquisition of Beckman using (1) approximately $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of approximately $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of approximately $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition.

In addition to the acquisition of Beckman Coulter, during the first six months of 2011, the Company completed the acquisition of four other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $521 million in cash, net of cash acquired. The additional businesses acquired manufacture and distribute products and/or provide services in the product identification and water quality markets and were acquired to complement existing units of the Industrial Technologies and Environmental segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $260 million. The Company preliminarily recorded an aggregate of $278 million of goodwill related to these acquisitions.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended July 1, 2011 ($ in millions):

	Beckman Coulter	Others	Total
Accounts receivable	$791.8	$67.1	$858.9
Inventory	779.4	32.5	811.9
Property, plant and equipment	1,033.9	3.8	1,037.7
Goodwill	3,680.2	277.6	3,957.8
Other intangible assets, primarily trade names, customer relationships and patents	2,747.3	215.4	2,962.7
Accounts payable	(257.3)	(16.8)	(274.1)
Other assets and liabilities, net	(1,603.2)	(51.5)	(1,654.7)
Assumed debt	(1,636.3)	—	(1,636.3)
Non-controlling interest acquired	—	(7.6)	(7.6)

Net cash consideration	$5,535.8	$520.5	$6,056.3

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

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$4,595.7	$4,263.0	$8,894.5	$8,363.9
Net earnings from continuing operations	438.4	398.0	880.2	667.0
Diluted earnings per share from continuing operations	$0.62	$0.57	$1.25	$0.96

The 2010 unaudited pro forma revenue and earnings were adjusted to include the impact of approximately $123 million in non-recurring adjustments related to acquisition date fair value adjustments to inventory and deferred revenue related to the Beckman Coulter acquisition. The 2011 unaudited pro forma revenue and earnings were adjusted to exclude the impact of these items. Acquisition-related transaction costs of approximately $60 million associated with the Beckman Coulter transaction were excluded from the pro-forma earnings in each of the 2011 and 2010 periods presented.

NOTE 3. DISCONTINUED OPERATIONS

In April 2011, the Company completed the divestiture of its Pacific Scientific Aerospace business for a sale price of $680 million in cash. This business, which was part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. Upon closing of the transaction, the Company recorded an after-tax gain on the sale of approximately $202 million or $0.29 per diluted share. The Company has reported the Pacific Scientific Aerospace business as a discontinued operation in this Form 10-Q. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for all periods presented. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the Pacific Scientific Aerospace net assets to the Company’s consolidated net assets.

The key components of income from discontinued operations related to the Pacific Scientific Aerospace business were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$13.0	$93.5	$110.6	$177.9
Operating expenses	(16.8)	(77.4)	(99.5)	(150.0)
Allocated interest expense	—	(0.6)	(0.6)	(1.2)

Income (loss) before taxes	(3.8)	15.5	10.5	26.7
Income tax (expense) benefit	1.2	(5.1)	(4.0)	(8.9)

Income (loss) from discontinued operations	(2.6)	10.4	6.5	17.8
Gain on sale, net of $126 million related income taxes	201.7	—	201.7	—

Earnings from discontinued operations, net of income taxes	$199.1	$10.4	$208.2	$17.8

As of December 31, 2010, the components of assets and liabilities classified as discontinued operations and included in other current assets and other current liabilities related to the Pacific Scientific Aerospace businesses consisted of the following ($ in millions):

Accounts receivable, net	$59.5
Inventories	45.0
Prepaid expenses and other	14.0
Property, plant & equipment, net	31.4
Goodwill and other intangibles, net	277.3

Total assets	$427.2

Accounts payable	$46.6
Accrued expenses and other	46.2

Total liabilities	$92.8

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

On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. At July 1, 2011, the Company had 20 million shares remaining for stock repurchases under the existing Board authorization.

Stock options and RSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix

Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock-based award. In May 2011, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 7 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 45 million. No more than 14 million of the 45 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may issue treasury shares in certain circumstances. At July 1, 2011, approximately 22 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period, which is generally the vesting period. The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended July 1, 2011:

Risk-free interest rate	2.24 – 3.19%
Weighted average volatility	26.5%
Dividend yield	0.20%
Expected years until exercise	6 to 8.5

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

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Restricted stock units and restricted shares:
Pre-tax compensation expense	$11.0	$8.9	$20.4	$13.4
Tax benefit	(4.1)	(3.3)	(7.6)	(5.0)

Restricted stock unit and restricted share expense, net of tax	$6.9	$5.6	$12.8	$8.4

Stock options:
Pre-tax compensation expense	$12.2	$15.5	$25.6	$27.5
Tax benefit	(3.5)	(4.7)	(7.3)	(8.0)

Stock option expense, net of tax	$8.7	$10.8	$18.3	$19.5

Total share-based compensation:
Pre-tax compensation expense	$23.2	$24.4	$46.0	$40.9
Tax benefit	(7.6)	(8.0)	(14.9)	(13.0)

Total share-based compensation expense, net of tax	$15.6	$16.4	$31.1	$27.9

Share-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings as payroll costs of the employees receiving the awards. As of July 1, 2011, $107 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of July 1, 2011, $126 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

Option activity under the Company’s stock plans during the six months ended July 1, 2011 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at January 1, 2011	34,820	$30.31
Granted	1,763	$49.89
Exercised	(2,284)	$26.25
Cancelled / Forfeited	(733)	$36.02

Outstanding at July 1, 2011	33,566	$31.49	6	$773

Vested and Expected to Vest at July 1, 2011	32,827	$31.35	6	$761

Vested and Exercisable at July 1, 2011	19,144	$27.35	4	$520

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended July 1, 2011 and July 2, 2010 was $56 million and $95 million, respectively. Exercise of options during the first six months of 2011 and 2010 resulted in cash receipts of $59 million and $71 million, respectively. The Company realized a tax benefit of approximately $17 million in the six months ended July 1, 2011 related to the exercise of employee stock options, which has been recorded as an increase to additional paid-in capital.

RSU and restricted stock activity under the Company’s stock plans during the six months ended July 1, 2011 was as follows:

	Number of RSUs / Restricted Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Unvested at January 1, 2011	5,153	$33.77
Granted	706	$49.89
Vested and issued	(192)	$35.48
Cancelled / Forfeited	(181)	$34.21

Unvested at July 1, 2011	5,486	$35.77

The Company realized a tax benefit of approximately $1 million and $4 million in the three and six months ended July 1, 2011, respectively, related to the vesting of restricted stock units, which has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2011, approximately 73,495 shares with an aggregate value of approximately $4 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2010	$10,483.0
Acquisitions	3,957.8
Foreign currency translation & other	300.2

Balance, July 1, 2011	$14,741.0

The carrying value of goodwill by segment as of July 1, 2011 and December 31, 2010 is summarized as follows ($ in millions):

Segment	July 1, 2011	December 31, 2010
Test & Measurement	$3,039.1	$3,001.6
Environmental	1,433.8	1,383.6
Life Sciences & Diagnostics	5,906.7	2,122.4
Dental	2,204.9	2,114.5
Industrial Technologies	2,156.5	1,860.9

	$14,741.0	$10,483.0

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

A summary of financial assets and liabilities that are carried at fair value measured on a recurring basis as of July 1, 2011 and December 31, 2010 is as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 1, 2011:
Assets:
Available for sale securities	$298.1	—	—	$298.1

Liabilities:
Deferred compensation plans	—	$69.8	—	69.8
Currency swap agreement	—	50.0	—	50.0

December 31, 2010:
Assets:
Available for sale securities	257.0	—	—	257.0

Liabilities:
Deferred compensation plans	—	64.4	—	64.4

Available for sale securities are measured at fair value using quoted market prices and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under these plans are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401(k) program in the United States (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of Danaher’s common stock). Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on the applicable earnings rate.

In connection with the acquisition of Beckman Coulter, the Company acquired an existing currency swap agreement that requires the Company to purchase approximately 184 thousand Japanese Yen (JPY/¥) at rate of $1 / ¥102.25 on a monthly basis through June 1, 2018. As of July 1, 2011, the aggregate Japanese Yen purchase commitment was approximately ¥15.2 billion (approximately $190 million based on exchange rates as of July 1, 2011.) As a result of the strengthening of the Japanese Yen relative to the U.S. dollar from the date the currency swap was entered, the Company recorded an approximate $49 million liability representing the fair value of this swap arrangement at the date of the Beckman Coulter acquisition. Changes in the fair value of the currency swap will be reflected in the Company’s earnings at each reporting period.

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

The carrying amounts and fair values of financial instruments at July 1, 2011 and December 31, 2010 were as follows ($ in millions):

	July 1, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available for sale securities	$298.1	$298.1	$257.0	$257.0

Liabilities:
Short-term borrowings	47.9	47.9	40.8	40.8
Long-term borrowings	6,524.9	6,954.1	2,783.9	3,372.6
Currency swap agreement	50.0	50.0	—	—

The above fair values were computed based on quoted market prices. Differences in fair value from carrying amounts of long-term borrowings are attributable to interest and/or credit rate changes subsequent to when the transaction occurred. In the case of the Company’s LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock. The available for sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short term maturities of these instruments.

NOTE 7. FINANCING TRANSACTIONS

As of July 1, 2011, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of July 1, 2011 and December 31, 2010 were as follows ($ in millions):

	July 1, 2011	December 31, 2010
U.S. dollar-denominated commercial paper	$630.7	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	726.4	668.9
Floating rate senior notes due 2013	300.0	—
1.3% senior notes due 2014	400.0	—
2.3% senior notes due 2016	500.0	—
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	—
Zero-coupon Liquid Yield Option Notes due 2021 (LYONs)	381.4	573.4
Other	145.4	152.4

Subtotal	4,933.9	2,824.7
Debt assumed with Beckman Coulter acquisition:
6.875% senior notes due 2011	229.5	—
6% senior notes due 2015	286.4	—
7% senior notes due 2019	305.8	—
7.05% debentures due 2026	45.5	—
2.50% senior convertible notes due 2036	720.3	—
Other	51.4	—

Subtotal – Beckman Coulter assumed debt	1,638.9	—

	6,572.8	2,824.7
Less – currently payable	47.9	40.8

	$6,524.9	$2,783.9

On June 21, 2011, the Company completed the underwritten public offering of 19,250,000 shares of Danaher common stock at a price to the public of $51.75 per share. The net proceeds, after deducting expenses and the underwriters’ discount, were approximately $966 million and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter.

In addition, on June 23, 2011, the Company completed the underwritten public offering of the following four series of senior unsecured notes:

•

$300 million aggregate principal amount of floating rate senior notes due 2013 (the “2013 Notes”). The 2013 Notes were issued at 100% of their principal amount, will mature on June 21, 2013 and accrue interest at a floating rate equal to three-month LIBOR plus 0.25% per year.

•

$400 million aggregate principal amount of 1.3% senior notes due 2014 (the “2014 Notes”). The 2014 Notes were issued at 99.918% of their principal amount, will mature on June 23, 2014 and accrue interest at the rate of 1.3% per year.

•

$500 million aggregate principal amount of 2.3% senior notes due 2016 (the “2016 Notes”). The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year.

•

$600 million aggregate principal amount of 3.9% senior notes due 2021 (the “2021 Notes” and together with the 2013 Notes, the 2014 Notes and the 2016 Notes, the “Notes”). The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year.

The net proceeds from the Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.79 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company will pay interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, commencing on September 21, 2011. The Company will pay interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year, commencing on December 23, 2011. The supplemental indentures under which the Notes were issued contain customary covenants, all of which the Company complied with as of July 1, 2011.

The Company may redeem some or all of the 2014 Notes or the 2016 Notes at any time by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. Prior to March 23, 2021 (three months prior to their maturity date), the Company may redeem some or all of the 2021 Notes by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. On or after March 23, 2021, the Company may redeem some or all of the 2021 Notes for their principal amount plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes, each holder of Notes may require the Company to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable supplemental indenture.

Also in connection with the acquisition of Beckman Coulter, on June 17, 2011, the Company entered into an unsecured, 364-day revolving credit facility providing for a borrowing capacity of up to $3.0 billion (the “364-Day Facility”). On June 27, 2011, following the completion of the offering of the Notes and in accordance with the terms of the 364-Day Facility, the Company reduced the aggregate commitments under the 364-Day Facility from $3.0 billion to $2.2 billion, and on July 18, 2011 the Company further reduced the aggregate commitments under the 364-Day Facility to $1.5 billion. The 364-Day Facility expires on June 16, 2012, subject to a one-year extension option at the request of the Company and with the consent of the lenders. In addition, on July 15, 2011, the Company replaced its existing $1.45 billion unsecured multi-year revolving credit facility with a $2.5 billion unsecured multi-year revolving credit facility that expires on July 15, 2016 (the “Multi-Year Facility” and together with the 364-Day Facility, the “Credit Facilities”).

Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the applicable facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. Under each of the Credit Facilities, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. Under each of the Credit Facilities, in addition to certain initial fees the Company is obligated to pay a per annum commitment fee that varies according to its long-term debt credit rating.

As of July 1, 2011, the 364-Day Facility and the $1.45 billion unsecured multi-year revolving credit facility provided credit support for the issuance of up to $3.64 billion of commercial paper capacity under the Company’s U.S. commercial paper program. Following entry into the Multi-Year Facility in July 2011, the Credit Facilities provide credit support for the issuance of up to the full $4.0 billion of capacity under the Company’s U.S. commercial paper program. The Credit Facilities can also be used for working capital and other general corporate purposes. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. As of July 1, 2011, no borrowings were outstanding under either the 364-Day Facility or the $1.45 billion unsecured multi-year revolving credit facility and the Company was in compliance with all covenants under both facilities.

The Company satisfies its short-term liquidity needs primarily through issuances of commercial paper. Following the execution of the 364-Day Facility and prior to the closing of the Beckman Coulter acquisition, the Company issued commercial paper under its U.S. commercial paper program and realized net proceeds of approximately $1.1 billion, which were used to fund a portion of the purchase price for Beckman Coulter. Under the Company’s U.S. commercial paper program, the Company may issue and sell unsecured, short-term promissory notes with maturities not in excess of 397 days from the date of issue pursuant to an exemption from federal and state securities laws. The commercial paper notes are not redeemable prior to maturity and are not subject to voluntary prepayment. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. As of July 1, 2011, borrowings outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 15 days. There was no outstanding Euro-denominated commercial paper as of July 1, 2011. The Company classified its borrowings outstanding under the commercial paper programs at July 1, 2011 as long-term borrowings in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under Multi-Year Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.

In connection with the acquisition of Beckman Coulter, the Company also assumed indebtedness with a fair value of $1.6 billion, including $224 million principal amount of 6.875% senior notes due 2011 (fair value $229 million, the “Beckman 2011 Notes”), $250 million principal amount of 6% senior notes due 2015 (fair value $287 million, the “Beckman 2015 Notes”), $250 million principal amount of 7% senior notes due 2019 (fair value $306 million, the “Beckman 2019 Notes”), $36 million principal amount of 7.05% debentures due 2026 (fair value $45 million, the “Beckman 2026 Debentures” and together with the Beckman 2011 Notes, the Beckman 2015 Notes and the Beckman 2019 Notes, the “Beckman Notes”) and $600 million principal amount of 2.50% senior convertible notes due 2036 (fair value, $720 million, the “Beckman Convertible Notes”). As a result of the Company’s acquisition of Beckman Coulter, the holders of the Beckman Convertible Notes have the right to convert their notes into cash or have their notes repurchased within a specified period of time following the closing and the Company anticipates that all or substantially all of such holders will exercise either such conversion or repurchase right. In addition, Beckman Coulter has exercised its right to mandatorily redeem all of the Beckman Notes. The Company expects to retire the Beckman Notes and all or substantially all of the Beckman Convertible Notes during the third quarter of 2011 using proceeds from the issuance of additional commercial paper under the Company’s U.S. commercial paper program. In connection with the redemption of the Beckman Notes, the Company expects to record an approximate $20 million charge to earnings due to “make whole” provisions associated with the Beckman Notes. The Company has classified all borrowings outstanding under Beckman Notes and Beckman Convertible Notes as long-term borrowings in the accompanying Consolidated Condensed Balance Sheets as the Company had the intent and ability, as supported by availability under the Multi-Year Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.

For a further description of the Company’s other debt financing, please refer to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2010 included in the Company’s Form 8-K filed April 21, 2011.

During the six months ended July 1, 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of approximately 7.2 million shares of Danaher common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $51.8 million was transferred to additional paid in capital as a result of the conversions.

NOTE 8. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2010 included in the Company’s Form 8-K filed April 21, 2011.

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

The following is a rollforward of the Company’s warranty accrual for the six months ended July 1, 2011 ($ in millions):

Balance, December 31, 2010	$130.1
Accruals for warranties issued during the period	57.0
Acquisitions	20.6
Settlements made	(55.5)

Balance, July 1, 2011	$152.2

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

In connection with the acquisition of Beckman Coulter, the Company acquired the assets and liabilities associated with Beckman Coulter’s existing U.S. and Non-U.S. retirement plans. The following sets forth the funded position of the acquired plans as of May 31, 2011 ($ in millions):

	Pension Plans
	U.S	Non – U.S.	Other Post- Retirement Plans
Estimated benefit obligation	$852.7	$323.5	$125.9
Fair value of plan assets	650.9	243.3	—

Net un-funded position	$(201.8)	$(80.2)	$(125.9)

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three and six months ended July 1, 2011 and July 2, 2010 respectively ($ in millions):

U.S. Pension Benefits

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost	$1.6	$0.5	$3.2	$1.0
Interest cost	17.3	18.2	34.6	36.4
Expected return on plan assets	(22.4)	(20.7)	(44.8)	(41.4)
Amortization of actuarial loss	7.3	5.2	14.6	10.4

Net periodic cost	$3.8	$3.2	$7.6	$6.4

Non-U.S. Pension Benefits

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost	$3.2	$2.8	$6.4	$5.7
Interest cost	8.4	7.3	16.4	15.1
Expected return on plan assets	(5.3)	(4.6)	(10.4)	(9.4)
Amortization of actuarial loss	0.9	0.3	1.6	0.6
Amortization of prior service credits	—	(0.1)	(0.1)	(0.2)
Other	(0.3)	—	(0.3)	—

Net periodic cost	$6.9	$5.7	$13.6	$11.8

The following sets forth the components of the Company’s other post-retirement employee benefit plans for the three months ended July 1, 2011 and July 2, 2010 respectively ($ in millions):

Other Post-Retirement Benefits

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	1.5	1.4	3.0	2.8
Amortization of prior service credits	(1.4)	(1.9)	(2.8)	(3.8)
Amortization of actuarial loss	0.9	0.3	1.8	0.6

Net periodic cost	$1.3	$—	$2.6	$—

Employer Contributions

During the six months ended July 1, 2011, the Company contributed approximately $23 million to the U.S. pension plan. During 2011, the Company expects to contribute approximately $55 million in aggregate to its U.S. plans, including amounts related to the acquired Beckman Coulter plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. During 2011, the Company expects to contribute approximately $40 million, including amounts related to the acquired Beckman Coulter plans, in employer contributions and unfunded benefit payments to its non-U.S. plans.

NOTE 10. EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic earnings per share (EPS) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted EPS from continuing operations is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three and six months ended July 2, 2010, approximately 600 thousand options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three and six months ended July 1, 2011. Information related to the calculation of earnings per share is summarized as follows ($ in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended July 1, 2011:

Basic EPS	$449.6	667.2	$0.67
Adjustment for interest on convertible debentures	1.6	—
Incremental shares from assumed exercise of dilutive options	—	13.5
Incremental shares from assumed conversion of the convertible debentures	—	13.9

Diluted EPS	$451.2	694.6	$0.65

For the Three Months Ended July 2, 2010:

Basic EPS	$362.1	652.5	$0.55
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options	—	7.8
Incremental shares from assumed conversion of the convertible debentures	—	22.0

Diluted EPS	$364.7	682.3	$0.53

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended July 1, 2011:

Basic EPS	$869.9	664.4	$1.31
Adjustment for interest on convertible debentures	3.7	—
Incremental shares from assumed exercise of dilutive options	—	13.2
Incremental shares from assumed conversion of the convertible debentures	—	13.9

Diluted EPS	$873.6	691.5	$1.26

For the Six Months Ended July 2, 2010:

Basic EPS	$654.9	650.7	$1.01
Adjustment for interest on convertible debentures	5.4	—
Incremental shares from assumed exercise of dilutive options	—	7.5
Incremental shares from assumed conversion of the convertible debentures	—	22.0

Diluted EPS	$660.3	680.2	$0.97

NOTE 11. SEGMENT INFORMATION

During the fourth quarter of 2010, the Company changed the composition of its reportable segments to reflect changes in its internal organization resulting from the rate of growth within certain of the Company’s businesses and the contribution of certain of the Company’s tool manufacturing and distribution businesses to the Apex joint venture. The Company now reports results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. In addition, the historical results of the tool related business and the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. The Company previously reported its operations under four segments: Professional Instrumentation; Medical Technologies; Industrial Technologies; and Tools & Components. There has been no material change in total assets or liabilities by segment since December 31, 2010, except for the addition of Beckman Coulter, Inc. to the Life Sciences & Diagnostics segment effective June 25, 2011 and the sale of the Pacific Scientific Aerospace business from the Industrial Technologies segment in April 2011. Segment results for the three and six months ended July 1, 2011 and July 2, 2010 are shown below ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales:
Test & Measurement	$848.2	$682.2	$1,678.7	$1,334.3
Environmental	730.6	696.0	1,398.6	1,307.7
Life Sciences & Diagnostics	704.8	540.1	1,331.4	1,056.6
Dental	504.7	428.3	968.2	860.1
Industrial Technologies	923.4	698.5	1,680.5	1,351.0
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	172.3	—	315.6

	$3,711.7	$3,217.4	$7,057.4	$6,225.3

Operating Profit:
Test & Measurement	$190.2	$145.3	$362.4	$269.1
Environmental	158.4	150.6	287.3	254.6
Life Sciences & Diagnostics	34.5	32.4	124.9	69.2
Dental	55.0	46.2	104.5	82.8
Industrial Technologies	200.5	144.8	362.1	270.0
Businesses contributed to Apex joint venture:
Attributable to period prior to contribution	—	22.7	—	41.5
Equity method earnings subsequent to JV formation	14.5	—	28.9	—
Other	(27.0)	(24.2)	(53.4)	(47.9)

	$626.1	$517.8	$1,216.7	$939.3

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

For a full understanding of the Company’s financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2010 Annual Report on Form 10-K, the Company’s audited financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Current Report on Form 8-K filed April 21, 2011, and the Company’s Consolidated Condensed Financial Statements and related notes as of July 1, 2011.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this quarterly report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies (including with respect to the acquisition of Beckman Coulter), divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions and the existence, length or timing of an economic recovery; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “could,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods.

These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Instability and uncertainty in the global economy and financial markets may adversely affect our operating results, financial condition and liquidity.

•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand, decreased market share or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	Our acquisition of Beckman Coulter, Inc. could negatively impact our financial position, profitability and return on invested capital.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

•	We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

•	Foreign currency exchange rates may adversely affect our results of operations and financial condition.

•	Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents or business partners.

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

•

Certain of our businesses are subject to extensive regulation by the FDA and by comparable agencies of other countries. Failure to comply with those regulations could adversely affect our reputation, financial condition and results of operations.

•

We are subject to laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, financial condition and results of operations.

•

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our revenues and profits.

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

See Part I – Item 1A of the Company’s 2010 Annual Report on Form 10-K and Part II – Item 1A of this Form 10-Q for a further discussion regarding some of the reasons that actual results, developments and business decisions may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services during the second quarter of 2011 resulted in aggregate year-over-year sales growth. In addition, the Company’s previous investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth during the quarter. Geographically, year-over-year sales growth rates during the second quarter of 2011 were led primarily by China and other emerging markets, and to a lesser extent, North America. Providing no significant deterioration in general economic conditions occurs, the Company expects sales to continue to grow during the remainder of 2011 as compared to 2010.

The acquisition of Beckman Coulter, Inc. (“Beckman Coulter”) (refer “—Overview—Significant Acquisitions and Divestitures”) is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences and Diagnostics segment by expanding the business’ geographic and product line diversity, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. On an overall basis, the acquisition is expected to affect adversely the Company’s third quarter 2011 earnings (primarily as a result of acquisition-related charges related to adjusting inventory and deferred revenue balances to fair value) but favorably impact the Company’s earnings for the fourth quarter of 2011.

Significant Acquisitions and Divestitures

On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, Inc., the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment.

The Company paid approximately $5.5 billion in cash (net of approximately $450 million cash acquired) to acquire all of the outstanding shares of common stock of Beckman Coulter and assumed approximately $1.6 billion of indebtedness in connection with the acquisition. The Company financed the acquisition of Beckman using (1) approximately $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of approximately $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of approximately $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition.

In addition to the acquisition of Beckman Coulter, during the first six months of 2011, the Company completed the acquisition of four other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $521 million in cash, net of cash acquired. The additional businesses acquired manufacture and distribute products and/or provide services in the product identification and water quality markets and were acquired to complement existing units of the Industrial Technologies and Environmental segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $260 million.

In April 2011, the Company sold its Pacific Scientific Aerospace business for a sale price of $680 million in cash. This business, which was part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. Upon closing of the transaction, the Company reported an after-tax gain on the sale of approximately $202 million or $0.29 per diluted share. The Company has reported the Pacific Scientific Aerospace business as a discontinued operation in this Form 10-Q. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for all periods presented.

Currency Exchange Rates

On average, the U.S. dollar was weaker against other major currencies during the three and six month periods ended July 1, 2011 as compared to the comparable periods of 2010. As a result, currency exchange rates increased reported sales for the three month period by approximately 5.0% as compared to the comparable period of 2010 and by approximately 3.5% for the six month period as compared to the comparable period of 2010. If the currency exchange rates in effect as of July 1, 2011 were to prevail throughout the remainder of 2011, currency exchange rates would cause the Company’s estimated annual 2011 revenues to increase by approximately 3.5% on a year-over-year basis. Additional weakening of the U.S. dollar against other major currencies would further increase the Company’s sales on an overall basis, whereas strengthening of the U.S. dollar against other major currencies would decrease the Company’s sales on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the three months ended July 1, 2011 increased 15.5% compared to the three months ended July 2, 2010. Sales from existing businesses contributed 7.5% growth and the impact of currency translation contributed 5.0% growth on a year-over-year basis. The sales increase from acquired businesses more than offset the year-over-year sales decline attributable to the contribution of businesses to the Apex joint venture and on a net basis increased reported sales by 3.0%. The Company no longer reports sales of the businesses contributed to the Apex joint venture due to the application of equity accounting that commenced upon formation of the joint venture in the third quarter 2010. In this report, references to sales from existing businesses refers to sales calculated according to GAAP but excluding (1) sales from acquired businesses, (2) first half 2010 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses and first half 2010 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in revenue (excluding sales from acquired businesses and first half 2010 sales attributable to the businesses contributed to the Apex joint venture) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends. We exclude the effect of the first half 2010 sales attributable to the businesses contributed to the Apex joint venture because the Company did not recognize sales from those businesses in the first half of 2011.

Consolidated sales from continuing operations for the six months ended July 1, 2011 increased 13.5% compared to the six months ended July 2, 2010. Sales from existing businesses contributed 8.5% growth and the impact of currency translation contributed 3.5% growth on a year-over-year basis. The sales increase from acquired businesses more than offset the year-over-year sales decline attributable to the contribution of businesses to the Apex joint venture and on a net basis increased reported sales by 1.5%.

Operating profit margins were 16.9% for the three months ended July 1, 2011 compared to 16.1% in the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 160 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. In addition, operating profit margin comparisons benefited 45 basis points from the favorable impact of contributing certain businesses to the Apex joint venture in July 2010 (net of the dilutive effect of acquired businesses). Acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period) adversely impacted operating profit margin comparisons by 125 basis points.

Operating profit margins were 17.2% for the six months ended July 1, 2011 compared to 15.1% in the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 200 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. In addition, operating profit margin comparisons benefited 20 basis points from the favorable impact to operating profit margin of contributing certain businesses to the Apex joint venture in July 2010 (net of the dilutive effect on operating profit margins of acquired businesses). Acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period) adversely impacted operating profit margin comparisons by 10 basis points.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Test & Measurement	$848.2	$682.2	$1,678.7	$1,334.3
Environmental	730.6	696.0	1,398.6	1,307.7
Life Sciences & Diagnostics	704.8	540.1	1,331.4	1,056.6
Dental	504.7	428.3	968.2	860.1
Industrial Technologies	923.4	698.5	1,680.5	1,351.0
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	172.3	—	315.6

	$3,711.7	$3,217.4	$7,057.4	$6,225.3

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

Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$848.2	$682.2	$1,678.7	$1,334.3
Operating profit	190.2	145.3	362.4	269.1
Depreciation and amortization	31.4	25.6	63.2	51.0
Operating profit as a % of sales	22.4%	21.3%	21.6%	20.2%
Depreciation and amortization as a % of sales	3.7%	3.8%	3.8%	3.8%

Components of Sales Change	% Change Three Months Ended July 1, 2011 vs. Comparable 2010 Period	% Change Six Months Ended July 1, 2011 vs. Comparable 2010 Period
Existing businesses	9.5%	11.5%
Acquisitions	11.0%	12.0%
Impact of currency translation	4.0%	2.5%

Total	24.5%	26.0%

During the three months ended July 1, 2011, sales in the segment’s instrument businesses grew on a year-over-year basis due to continuing solid demand for core oscilloscope and service and installation tools. During the six month period, sales grew on a year-over-year basis as increased demand for core oscilloscope, digital-multi-meter and thermography products was partially offset by year-over-year declines in the video end markets. Instrument sales during both periods were particularly strong in China and other Asian markets. Sales in the segment’s network and communication businesses also grew during the three and six month periods on a year-over-year basis, primarily in North America, as a result of strong demand for both network management solutions and core network enterprise solutions. Year-over-year price increases in the segment had a negligible impact on sales growth during both the three and six months ended July 1, 2011.

Operating profit margins increased 110 basis points during the three months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 120 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 10 basis points.

Operating profit margins increased 140 basis points during the six months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 190 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 50 basis points.

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

Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$730.6	$696.0	$1,398.6	$1,307.7
Operating profit	158.4	150.6	287.3	254.6
Depreciation and amortization	11.5	11.0	22.7	22.7
Operating profit as a % of sales	21.7%	21.6%	20.5%	19.5%
Depreciation and amortization as a % of sales	1.6%	1.6%	1.6%	1.7%

Components of Sales Change	% Change Three Months Ended July 1, 2011 vs. Comparable 2010 Period	% Change Six Months Ended July 1, 2011 vs. Comparable 2010 Period
Existing businesses	(0.5)%	3.0%
Acquisitions	0.5%	1.0%
Impact of currency translation	5.0%	3.0%

Total	5.0%	7.0%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six month periods and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a high single-digit rate during the three months ended July 1, 2011 as compared to the comparable period of 2010 and at a high single-digit rate during the six months ended July 1, 2011. The increase in both periods was led by strong demand for the businesses’ laboratory instrumentation product lines in the industrial market, and to a lesser extent, the municipal market. Demand increased in all major geographies as compared to 2010. Sales in the business’ ultraviolet water treatment product line grew at a mid single-digit rate and high single-digit rate during the three and six month periods, respectively, as increased sales into the industrial markets were partially offset by lower sales into municipal markets, primarily due to tighter municipal budgets. Sales in the business’ chemical treatment solutions product line grew on a year-over-year basis at a low double-digit rate during both the three and six month periods due to the addition of new customers in the U.S. market and expansion of the chemical treatment solutions product line outside of the U.S. market.

Sales from existing businesses in the segment’s retail petroleum equipment businesses declined at a low double-digit rate during the three months ended July 1, 2011 as compared to the comparable period of 2010 and declined at a mid single-digit rate during the six months ended July 1, 2011. The year-over-year sales decline in both periods, and to a larger extent in the three month period, is primarily attributable to a difficult prior year comparison resulting from strong 2010 sales of the business’ payment and point-of-sale retail solutions product offerings that were driven by 2010 deadlines for compliance with enhanced industry security standards. Increased sales of the business’ automatic tank gauge products, vapor recovery products and dispensing equipment in North America, and to a lesser extent Europe, partially offset the unfavorable impact of the difficult prior year comparison. The adverse impact of the difficult prior year comparisons is expected to continue throughout 2011 although not to the same degree experienced in the second quarter of 2011.

Operating profit margins increased 10 basis points during the three months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 20 basis points from the favorable impact of continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 10 basis points.

Operating profit margins increased 100 basis points during the during the six months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 115 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 15 basis points.

LIFE SCIENCES & DIAGNOSTICS

The Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that are used to diagnose disease, make treatment decisions and monitor patients in hospitals and other critical care settings. The Company’s life sciences businesses offer a broad range of research and clinical tools that are used by scientists to advance the understanding of complex biological matters by enabling the analysis of cells, proteins, and genetic material and their interactions with the external environment.

Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$704.8	$540.1	$1,331.4	$1,056.6
Operating profit	34.5	32.4	124.9	69.2
Depreciation and amortization	31.7	23.5	55.8	41.8
Operating profit as a % of sales	4.9%	6.0%	9.4%	6.5%
Depreciation and amortization as a % of sales	4.5%	4.4%	4.2%	4.0%

Components of Sales Change	% Change Three Months Ended July 1, 2011 vs. Comparable 2010 Period	% Change Six Months Ended July 1, 2011 vs. Comparable 2010 Period
Existing businesses	8.0%	8.5%
Acquisitions	15.0%	12.5%
Impact of currency translation	7.5%	5.0%

Total	30.5%	26.0%

Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six month periods and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a high single-digit rate during the three and six months ended July 1, 2011 as compared to comparable periods of 2010 primarily due to continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation. Demand for the business’ compact blood gas analyzer was also strong. Increased European and emerging market demand for the business’ cardiac care instruments also contributed to year-over-year sales growth in both periods.

Sales from existing businesses in the segment’s life sciences instrumentation and pathology diagnostics businesses grew at a mid single-digit rate during the three and six months ended July 1, 2011 as compared to the comparable periods of 2010. Year-over-year growth during both the three and six month periods was driven primarily by strong demand for compound and confocal microscopy equipment serving the life sciences research and industrial markets. In addition, increased demand for core histology systems and consumables contributed to sales growth in both periods. Combined sales of advanced staining instruments and consumables increased during both periods on a year-over-year basis, albeit at a higher rate of growth in the first quarter 2011 than the rate of growth in the second quarter 2011. A difficult prior year comparison resulting from first quarter 2010 sales associated with Japanese economic stimulus funding partially offset the reported sales growth for the six months ended July 1, 2011.

Sales from existing businesses in the segment’s mass spectrometry business grew at a mid-teens rate during the three months ended July 1, 2011 as compared to the comparable period of 2010 and at a low-teens rate during the six month period. Year-over-year growth in both periods was driven by strong demand for the business’ broad range of mass spectrometers serving both the academic and proteomic research markets and the applied markets. Demand in the pharmaceutical and clinical research markets was also robust in the three month period.

Operating profit margins decreased 110 basis points during the three months ended July 1, 2011 as compared to the comparable period of 2010. The year-over-year decrease in operating profit margins is primarily a result of the adverse impact to operating profit margins of 625 basis points due to acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period.) Higher sales volumes and continued productivity improvements, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 390 basis points and operating profit margins of acquired businesses, largely Beckman Coulter, favorably impacted year-over-year comparisons by 125 basis points.

Operating profit margins increased 290 basis points during the six months ended July 1, 2011 as compared to the comparable period of 2010. Higher sales volumes and continued productivity improvements, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 315 basis points. In addition, first half 2010 acquisition related transaction costs and charges associated with fair value adjustments to acquired inventory and deferred revenue balances (net of comparable acquisition related charges associated with the Beckman Coulter acquisition in the second quarter 2011) favorably impacted operating profit margin comparisons by 20 basis points. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 45 basis points.

The acquisition of Beckman Coulter has expanded the product portfolio of the Life Sciences & Diagnostics segment, adding new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research. The Company expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. On an overall basis, the acquisition is expected to adversely affect the segment’s third quarter 2011 operating profit margins (primarily as a result of acquisition-related charges related to adjusting inventory and deferred revenue balances to fair value) but favorably impact the segment’s operating profit margins for the fourth quarter of 2011.

DENTAL

The Company’s Dental segment is a leading worldwide provider of a broad range of consumables and equipment for the dental market, focused on developing, manufacturing and marketing innovative solutions for dental professionals around the world.

Dental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$504.7	$428.3	$968.2	$860.1
Operating profit	55.0	46.2	104.5	82.8
Depreciation and amortization	25.1	19.6	47.9	39.2
Operating profit as a % of sales	10.9%	10.8%	10.8%	9.6%
Depreciation and amortization as a % of sales	5.0%	4.6%	4.9%	4.6%

Components of Sales Change	% Change Three Months Ended July 1, 2011 vs. Comparable 2010 Period	% Change Six Months Ended July 1, 2011 vs. Comparable 2010 Period
Existing businesses	6.5%	6.0%
Acquisitions	4.5%	2.5%
Impact of currency translation	7.0%	4.0%

Total	18.0%	12.5%

Price increases throughout the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six months ended July 1, 2011 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s dental businesses grew at a mid single-digit rate during both the three and six months ended July 1, 2011 as compared to the comparable periods of 2010. The year-over-year sales increase in the three month period resulted from strong demand for equipment and imaging product lines, partially offset by lower year-over-year demand for instruments. During the six month period, sales increased in all major product lines. During both periods, sales in the dental technologies business grew primarily in emerging markets and North America. Sales from existing businesses in the dental consumables businesses grew at a high single-digit rate during the three months ended July 1, 2011 as compared to the comparable period of 2010 and grew at a mid single-digit rate during the six month period. During both periods, sales growth in the dental consumables businesses was primarily driven by increased demand for general dentistry consumables and orthodontic products and, to a lesser extent, increased demand for infection control products. During both periods, sales grew in most major geographies.

Operating profit margins increased 10 basis points during the three months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 25 basis points from the favorable impact of higher sales volumes and continued productivity improvements, including cost reduction actions in the dental technologies businesses, net of the unfavorable impact of costs associated with restructuring activities and various sales, marketing and product development growth investments, in addition to an unfavorable product mix. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 15 basis points.

Operating profit margins increased 120 basis points during the six months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 150 basis points from the favorable impact of higher sales volumes and continued productivity improvements, including cost reduction actions in the dental technologies businesses, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 30 basis points.

INDUSTRIAL TECHNOLOGIES

The Company’s Industrial Technologies segment manufactures products and sub-systems that are typically incorporated by customers and systems integrators into production and packaging lines, as well as incorporated by original equipment manufacturers (“OEMs”) into various end-products. Many of the businesses also provide services to support their products, including helping customers integrate and install the products and helping ensure product uptime. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, defense and engine retarder businesses. In April 2011, the Company sold its Pacific Scientific Aerospace business that was previously reported as part of the Industrial Technologies segment and all current and prior year results of the segment have been adjusted to exclude the results of this discontinued operation.

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$923.4	$698.5	$1,680.5	$1,351.0
Operating profit	200.5	144.8	362.1	270.0
Depreciation and amortization	19.3	14.0	33.3	27.9
Operating profit as a % of sales	21.7%	20.7%	21.6%	20.0%
Depreciation and amortization as a % of sales	2.1%	2.0%	2.0%	2.1%

Components of Sales Change	% Change Three Months Ended July 1, 2011 vs. Comparable 2010 Period	% Change Six Months Ended July 1, 2011 vs. Comparable 2010 Period
Existing businesses	14.5%	14.5%
Acquisitions	13.0%	7.5%
Impact of currency translation	4.5%	2.5%

Total	32.0%	24.5%

Price increases throughout the segment contributed 2.0% to sales growth on a year-over-year basis during both the three and six months ended July 1, 2011 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s product identification businesses grew at a low double-digit rate during the three months ended July 1, 2011 as compared to the comparable period of 2010 and grew at a mid-teens rate during the six month period primarily due to continued strong demand for core marking and coding equipment. Consumable sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth. Sales grew in all major geographies with particular strength in Europe and the emerging markets.

Sales from existing businesses in the segment’s motion businesses grew at a mid-teens rate during the three months ended July 1, 2011 as compared to the comparable period of 2010 and grew at a high-teens rate during the six month period due to continued increased demand in the majority of end markets served and in all major geographies. While growth was broad-based, industrial automation led the growth with strong sales of advanced motor and drive product offerings. Sales growth rates in the motion businesses for the remainder of 2011 are expected to moderate somewhat from first half 2011 growth rates as the growth rates during first half 2011 benefited in part from easier prior year comparisons.

Sales from existing businesses in the segment’s other businesses grew collectively at a mid-teens rate during the three months ended July 1, 2011 and grew at a low double-digit rate during the six month period due to generally higher demand in the majority of end-markets served.

Operating profit margins increased 100 basis points during the three months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 190 basis points from the favorable impact of higher sales volumes and continued productivity improvements. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 90 basis points.

Operating profit margins increased 160 basis points during the six months ended July 1, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 200 basis points from the favorable impact of higher sales volumes and continued productivity improvements. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 40 basis points.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$3,711.7	$3,217.4	$7,057.4	$6,225.3
Cost of sales	1,768.5	1,611.9	3,350.8	3,151.0

Gross profit	1,943.2	1,605.5	3,706.6	3,074.3
Gross profit margin	52.4%	49.9%	52.5%	49.4%

The year-over-year increase in gross profit margins during both the three and six months ended July 1, 2011 is primarily the result of higher sales volumes in the first half of 2011 compared to the first half of 2010, as well as continued productivity improvements and the higher gross margins of newly acquired businesses. Gross profit margin comparisons also benefited 135 and 120 basis points during the three and six month periods, respectively from the contribution to the Apex joint venture at the beginning of the third quarter 2010 of certain of the Company’s Tools businesses, which had lower average gross profit margins than the remainder of the Company. Acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisitions of Beckman Coulter, AB Sciex, Molecular Devices and certain other businesses favorably impacted gross profit margin comparisons by 35 basis points for the six month period and adversely impacted gross profit margin comparisons by 10 basis points for the three month period. Gross profit margins are expected to contract in the second half of 2011 as compared to the first half of 2011 as a result of the acquisition of Beckman Coulter which has lower overall gross profit margins than the Company and also due to the impact of acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances of Beckman Coulter.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$3,711.7	$3,217.4	$7,057.4	$6,225.3
Selling, general and administrative expenses	1,095.7	896.6	2,065.5	1,762.9
Research and development expenses	235.8	191.2	453.4	372.0
SG&A as a % of sales	29.5%	27.9%	29.3%	28.3%
R&D as a % of sales	6.4%	5.9%	6.4%	6.0%

Selling, general and administrative expenses as a percentage of sales increased 160 basis points and 100 basis points on year-over-year basis for the three and six months ended July 1, 2011, respectively. Continued investments in the Company’s sales growth initiatives and increased commission costs due to higher sales volumes was partially offset by the increased leverage of the Company’s cost base resulting from higher sales volumes during each of the three and six months ended July 1, 2011. In addition, required change in control payments due to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition adversely impacted selling, general and administrative expenses as a percentage of sales by 60 and 30 basis points during the three and six month periods ended July 1, 2011, respectively.

Research and development expenses as a percentage of sales increased 50 basis points and 40 basis points on year-over-year basis for the three and six months ended July 1, 2011, respectively. The increase is primarily attributable to the contribution of most of the Company’s Tools and Components businesses to the Apex joint venture, as the contributed businesses had historically lower research and development spending as a percentage of sales relative to the overall Company average. Recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives also contributed to the increase. The Beckman Coulter acquisition is expected to increase the Company’s research and development expenses as a percentage of sales based on Beckman Coulter’s historical rate of research and development expenditures.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense of $32 million in the three months ended July 1, 2011 was approximately $3 million higher than in the comparable period of 2010. Interest expense of $62 million in the six months ended July 1, 2011 was approximately $3 million higher than in the comparable period of 2010. The increase in interest expense during both period results primarily from the additional interest costs associated with the Company’s June 2011 underwritten public offering of four series of senior unsecured notes, the issuance of commercial paper and the debt assumed in connection with the Beckman Coulter acquisition. Since the debt was issued in late June 2011, it is expected to increase interest expense to a greater degree in the second half of the year than it did during the three and six months ended July 1, 2011.

Interest income of $2.3 million and $4.4 million recorded in the three and six months ended July 1, 2011 was slightly higher than the comparable periods of 2010. The year-over-year increase in both periods is attributable to higher average cash balances prevailing in the 2011 periods.

INCOME TAXES

The Company’s effective tax rates related to continuing operations for the three and six months ended July 1, 2011 were 24.6% and 24.9%, respectively, as compared to 26.1% and 25.8% for the three and six months ended July 2, 2010, respectively. The effective tax rates in 2011 and 2010 are lower than the federal statutory rate of 35% due principally to the fact that certain of the Company’s foreign income is taxed at different rates. During the three months ended July 1, 2011, the Company recorded a tax benefit of approximately $4 million ($0.01 per share on a diluted basis) associated with the resolution of certain international tax positions.

The Company does not expect the acquisition of Beckman Coulter to have a significant impact on the Company’s effective tax rate. The effective tax rate related to continuing operations for 2011 is expected to be approximately 25% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete.” Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate may change in future periods.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended July 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

Overview of Cash Flows and Liquidity

($ in millions)	Six Months Ended
	July 1, 2011	July 2, 2010

Total operating cash flows from continuing operations	$1,156.7	$916.2

Purchases of property, plant and equipment	(108.1)	(89.1)
Cash paid for acquisitions and other investments	(6,056.3)	(1,398.5)
Proceeds from sale of discontinued operations	680.1	—
Other sources (uses)	1.9	(2.6)

Net cash used in investing activities	(5,482.4)	(1,490.2)

Proceeds from the issuance of common stock	1,050.3	92.9
Proceeds of new borrowings, net of (repayments)	2,245.9	21.5
Payment of dividends	(27.0)	(26.0)

Net cash provided by financing activities	3,269.2	88.4

•

Operating cash flow from continuing operations, a key source of the Company’s liquidity, increased $241 million or approximately 26% during the first half of 2011 as compared to the first half of 2010.

•

Acquisitions constituted the most significant use of cash during the first six months of 2011. The Company acquired five businesses during the first six months of 2011, including the acquisition of Beckman Coulter, for total consideration (net of cash acquired) of approximately $5.5 billion.

•

The Company financed the acquisition of Beckman Coulter using (1) approximately $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of approximately $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of approximately $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition. The Company also assumed approximately $1.6 billion of indebtedness and acquired approximately $450 million of cash in connection with the acquisition.

•	As of July 1, 2011, the Company held approximately $552 million of cash and cash equivalents.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions, paying interest and servicing debt and managing its capital structure on a short and long-term basis. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Operating cash flow from continuing operations was $1.16 billion for the first half of 2011, an increase of $241 million, or 26% as compared to the comparable period of 2010. The increase in operating cash flow was primarily attributable to the $215 million increase in earnings in the first half 2011 as compared to the first half 2010. In addition, the aggregate of trade accounts receivable, inventory and accounts payable used $10 million in operating cash flow during the first half of 2011, $36 million less than the amount of operating cash flow used by these items during the first half of 2010. Operating cash flow from continuing operations for the third quarter 2011 will be adversely impacted by approximately $50 million due to the timing of transaction costs and change in control payments due to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition. These costs and payments adversely impacted second quarter 2011 earnings and will be paid in the third quarter of 2011.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $5.5 billion during the first six months of 2011 compared to approximately $1.5 billion of net cash used in the first six months of 2010. In 2011, the Company expects capital spending to approximate $420 million, though actual expenditures will ultimately depend on business conditions.

For a discussion of the Company’s acquisitions during the first six months of 2011 and the divestiture of the Pacific Scientific Aerospace business, please refer to “—Overview – Significant Acquisitions and Divestitures.”

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $3.3 billion during the first six months of 2011 compared to $88 million provided during the first six months of 2010.

For a description of the Company’s outstanding debt as of July 1, 2011, please refer to Note 7 of the Consolidated Condensed Financial Statements. As of July 1, 2011, the Company was in compliance with all of its debt covenants.

On June 21, 2011 the Company completed the underwritten public offering of 19,250,000 shares of Danaher common stock at a price to the public of $51.75 per share. The net proceeds, after deducting expenses and the underwriters’ discount, were approximately $966 million and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter.

In addition, on June 23, 2011, the Company completed the underwritten public offering of the following four series of senior unsecured notes:

•

$300 million aggregate principal amount of floating rate senior notes due 2013 (the “2013 Notes”). The 2013 Notes were issued at 100% of their principal amount, will mature on June 21, 2013 and accrue interest at a floating rate equal to three-month LIBOR plus 0.25% per year.

•

$400 million aggregate principal amount of 1.3% senior notes due 2014 (the “2014 Notes”). The 2014 Notes were issued at 99.918% of their principal amount, will mature on June 23, 2014 and accrue interest at the rate of 1.3% per year.

•

$500 million aggregate principal amount of 2.3% senior notes due 2016 (the “2016 Notes”). The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year.

•	$600 million aggregate principal amount of 3.9% senior notes due 2021 (the “2021 Notes” and together with the 2013 Notes, the 2014 Notes and the 2016 Notes, the “Notes”). The 2021

Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year.

The net proceeds from the Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.79 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company will pay interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year, commencing on September 21, 2011. The Company will pay interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year, commencing on December 23, 2011. The supplemental indentures under which the Notes were issued contain customary covenants, all of which the Company complied with as of July 1, 2011.

The Company may redeem some or all of the 2014 Notes or the 2016 Notes at any time by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. Prior to March 23, 2021 (three months prior to their maturity date), the Company may redeem some or all of the 2021 Notes by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. On or after March 23, 2021, the Company may redeem some or all of the 2021 Notes for their principal amount plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes, each holder of Notes may require the Company to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable supplemental indenture.

Also in connection with the acquisition of Beckman Coulter, on June 17, 2011, the Company entered into an unsecured, 364-day revolving credit facility providing for a borrowing capacity of up to $3.0 billion (the “364-Day Facility”). On June 27, 2011, following the completion of the offering of the Notes and in accordance with the terms of the 364-Day Facility, the Company reduced the aggregate commitments under the 364-Day Facility from $3.0 billion to $2.2 billion, and on July 18, 2011 the Company further reduced the aggregate commitments under the 364-Day Facility to $1.5 billion. The 364-Day Facility expires on June 16, 2012, subject to a one-year extension option at the request of the Company and with the consent of the lenders. In addition, on July 15, 2011, the Company terminated its existing $1.45 billion unsecured multi-year revolving credit facility and entered into a $2.5 billion unsecured multi-year revolving credit facility that expires on July 15, 2016 (the “Multi-Year Facility” and together with the 364-Day Facility, the “Credit Facilities”).

Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the applicable facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. Under each of the Credit Facilities, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. Under each of the Credit Facilities, in addition to certain initial fees the Company is obligated to pay a per annum commitment fee that varies according to its long-term debt credit rating.

As of July 1, 2011, the 364-Day Facility and the $1.45 billion unsecured multi-year revolving credit facility provided credit support for the issuance of up to $3.64 billion of commercial paper capacity under the Company’s U.S. commercial paper program. Following the entry into of the Multi-Year Facility in July 2011, the Credit Facilities provide credit support for the issuance of up to the full $4.0 billion of capacity under the Company’s U.S. commercial paper program. The Credit Facilities can also be used for working capital and other general corporate purposes. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. As of July 1, 2011, no borrowings were outstanding under either the 364-Day Facility or the $1.45 billion unsecured multi-year revolving credit facility and the Company was in compliance with all covenants under both facilities.

The Company satisfies its short-term liquidity needs primarily through issuances of commercial paper. Following the execution of the 364-Day Facility and prior to the closing of the Beckman Coulter acquisition, the Company issued commercial paper under its U.S. commercial paper program and realized net proceeds of approximately $1.1 billion, which were used to fund a portion of the purchase price for Beckman Coulter. Under the Company’s U.S. commercial paper program, the Company may issue and sell unsecured, short-term promissory notes with maturities not in excess of 397 days from the date of issue pursuant to an exemption from federal and state securities laws. The commercial paper notes are not redeemable prior to maturity and are not subject to voluntary prepayment. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. As of July 1, 2011, borrowings outstanding under the Company’s U.S. dollar commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 15 days. There was no outstanding Euro-denominated commercial paper as of July 1, 2011.

In connection with the acquisition of Beckman Coulter, the Company also assumed approximately $1.6 billion of indebtedness, including $224 million principal amount of 6.875% senior notes due 2011 (the “Beckman 2011 Notes”), $250 million principal amount of 6% senior notes due 2015 (the “Beckman 2015 Notes”), $250 million principal amount of 7% senior notes due 2019 (the “Beckman 2019 Notes”), $36 million principal amount of 7.05% debentures due 2026 (the “Beckman 2026 Debentures” and together with the Beckman 2011 Notes, the Beckman 2015 Notes and the Beckman 2019 Notes, the “Beckman Notes”) and $600 million principal amount of 2.50% senior convertible notes due 2036 (the “Beckman Convertible Notes”). As a result of the Company’s acquisition of Beckman Coulter, the holders of the Beckman Convertible Notes have the right to convert their notes into cash or have their notes repurchased within a specified period of time following the closing and the Company anticipates that all or substantially all of such holders will exercise either such conversion or repurchase right. In addition, Beckman Coulter has exercised its right to mandatorily redeem all of the Beckman Notes. The Company expects to retire the Beckman Notes and all or substantially all of the Beckman Convertible Notes during the third quarter of 2011 using proceeds from the issuance of additional commercial paper under the Company’s U.S. commercial paper program. In connection with the redemption of the Beckman Notes, the Company expects to record an approximate $20 million charge to earnings due to “make whole” provisions associated with the Beckman Notes.

Aggregate cash payments for dividends during the first six months of 2011 were $27 million. In addition, the Company declared a regular quarterly dividend of $0.02 per share payable on July 29, 2011 to holders of record on June 30, 2011.

The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. As discussed above, the Company intends to retire substantially all of Beckman Coulter’s indebtedness using the net cash acquired from Beckman Coulter as well as proceeds from the issuance of commercial paper under the Company’s U.S. commercial paper program. With respect to its other cash requirements, the Company generally intends to use available cash and internally generated funds to meet such cash requirements, but in the event that additional liquidity is required the Company may also borrow additional amounts under its commercial paper program or either of the credit facilities described above and/or access the capital markets as needed for liquidity. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. As of July 1, 2011, the Company held approximately $552 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.5%. Of this amount, approximately $535 was held outside the United States.

During the six months ended July 1, 2011, the Company contributed approximately $23 million to the U.S. pension plan. During 2011, the Company expects to contribute approximately $55 million in aggregate to its U.S. plans, including amounts related to the acquired Beckman Coulter plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. During 2011, the Company expects to contribute approximately $40 million, including amounts related to the acquired Beckman Coulter plans, in employer contributions and unfunded benefit payments to its non-U.S. plans.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended July 1, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended July 1, 2011 to this information reported in the Company’s 2010 Annual Report on Form 10-K.

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

The Company completed the acquisition of Beckman Coulter, Inc. on June 30, 2011. Management considers this transaction to be material to the Company’s consolidated financial statements and believes that the internal controls and procedures of Beckman Coulter have a material effect on the Company’s internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Beckman Coulter into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Beckman Coulter. The Company will report on its assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Other than the acquisition of Beckman Coulter noted above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As the Beckman Coulter business previously reported in its filings with the Securities and Exchange Commission as a stand-alone company, the U.S. Food and Drug Administration (“FDA”) indicated to Beckman Coulter early in 2010 that it believed certain modifications to Beckman Coulter’s AccuTnI troponin test kits as used on its UniCel DxI immunoassay systems and Access immunoassay systems were made without obtaining appropriate product clearances from FDA. As a result, Beckman Coulter believes it cannot provide troponin test kits to new U.S. immunoassay customers until it obtains updated 510(k) clearances from FDA. The timing of Beckman Coulter’s 510(k) submissions for its troponin test will depend on its ability to achieve expected clinical trial results and other factors.

In light of the troponin matter described above, Beckman Coulter in 2010 initiated a review of other product modifications where a decision was made not to seek clearance or approval from FDA. This review is expected to continue through 2011 and potentially into 2012. Beckman Coulter is also continuing to evaluate its internal processes and procedures regarding quality systems and product quality matters. As part of these reviews, Beckman Coulter has identified corrective actions that need to be made and may identify further required corrective actions, any of which could impact other products and adversely affect the business’ operating results. In addition, FDA recently conducted inspections of five of the facilities operated by Beckman Coulter, all of which were completed as of June 3, 2011. Beckman Coulter has received Form 483 Inspectional Observations from FDA with respect to the completed inspections, most of which relate to matters currently being addressed by Beckman Coulter’s compliance and quality system improvement initiatives. Beckman Coulter has responded to these Form 483 observations.

See “Part II-Item 1A — Risk Factors” in this Form 10-Q for a further discussion of risks relating to the regulation of the Company’s businesses by FDA and by comparable agencies of other countries.

ITEM 1A. RISK FACTORS

In addition to the risks identified below, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2010 Annual Report on Form 10-K. Other than as set forth below, there were no material changes during the quarter ended July 1, 2011 to the risk factors reported in the Company’s 2010 Annual Report on Form 10-K.

Our acquisition of Beckman Coulter, Inc. could negatively impact our financial position, profitability and return on invested capital.

In June 2011, Danaher acquired Beckman Coulter, Inc. The acquisition of Beckman Coulter is Danaher’s largest acquisition to date, expands Danaher’s business into new markets and regulatory areas and involves a number of legal, financial, accounting, managerial, operational and other risks and challenges, including the following. Any of these risks and challenges could adversely affect our financial position, profitability and return on invested capital.

•	Beckman Coulter could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	Beckman Coulter could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Earnings charges relating to the acquisition of Beckman Coulter could adversely impact our operating results in any given period, and the impact may be substantially different from period to period.

•	The integration of Beckman Coulter could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively handle.

•	We could experience difficulty in integrating Beckman Coulter’s personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve the cost savings or other synergies that we anticipate realizing as a result of the acquisition of Beckman Coulter.

•

By acquiring Beckman Coulter we may have assumed unknown liabilities or internal control deficiencies, and the liabilities that we assumed as a result of the acquisition may prove greater than anticipated. Any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•

As a result of the acquisition of Beckman Coulter, we have recorded significant goodwill and other indefinite lived intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

Certain of our businesses are subject to extensive regulation by the FDA and by comparable agencies of other countries. Failure to comply with those regulations could adversely affect our reputation, financial condition and results of operations.

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by comparable agencies of other countries and by regulations governing radioactive or other hazardous materials (or the manufacture and sale of products containing such materials). We cannot guarantee that we will be able to obtain regulatory clearance for our new products or modifications to existing products, and if we do such clearance may be time-consuming, costly and restrictive. Violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) can lead to warning letters, declining sales, recalls, notices to customers, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, suspension or withdrawal of approvals and pre-market notification rescissions. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import and export products and services, disbarment from selling to certain federal agencies and damage to our reputation. Compliance with these and other regulations may also require us to incur significant expenses. For information regarding recent FDA inspection of certain Beckman Coulter facilities, see “Part II-Item 1 – Legal Proceedings”.

As our Beckman Coulter business previously reported in its filings with the Securities and Exchange Commission and as discussed above in “Part II-Item 1 – Legal Proceedings,” the business is working to obtain updated 510(k) clearances for its troponin test kits available on its Dxl and Access immunoassay instruments. Also as discussed above, Beckman Coulter in 2010 initiated a review of other product modifications where a decision was made not to seek clearance or approval from FDA. Beckman Coulter is also continuing to evaluate its internal processes and procedures regarding quality systems and product quality matters. As part of these reviews, Beckman Coulter has identified corrective actions that need to be made and may identify further required corrective actions, any of which could impact other products and adversely affect the business’ operating results. Our ability to obtain in a timely manner any necessary 510(k) clearances for troponin or any other products for which 510(k) approval is required will depend on many factors, including our ability to obtain the necessary clinical trial results. Therefore, we can provide no assurance that the necessary clearance or approvals will be obtained within the timeframe anticipated, if at all. Furthermore, the process for obtaining 510(k) clearances for any new or modified products could be lengthy and costly, could change over time, may require the withdrawal of products from the market until such clearances are obtained and may result in the initiation of enforcement actions against us by FDA, including recalls, warning letters and other adverse actions as described above. Domestic and foreign revenue derived from products that are the subject of FDA inquiries or enforcement actions could decline, such revenue declines could be more than we estimate and we may lose customers as a result of these issues.

We are subject to laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, financial condition and results of operations.

We are subject to various laws regulating (1) fraud and abuse in the healthcare industry, and (2) the privacy and security of health information, including the federal regulations described below. Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations.

•

The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

•

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), also mandates the adoption of standards relating to the privacy and security of individually identifiable health information and requires us to report certain breaches of unsecured, individually identifiable health information.

•

The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery.

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

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our revenues and profits.

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•

Many of our customers rely on government funding for healthcare products and services and research activities. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in Europe and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services. Global economic uncertainty can also adversely impact government funding and reimbursement.

•

Beginning in 2013, the PPACA will also impose a 2.3% deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States as well as new reporting and disclosure requirements on medical device manufacturers.

•

Healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, and healthcare providers are increasingly consolidating and forming group purchasing organizations to improve their purchasing leverage.

These changes may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement available for our products services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services and increase our tax liabilities and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our revenues and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the second quarter of 2011. On May 1, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of July 1, 2011, 20 million shares remained available for repurchase pursuant to this program.

During the second quarter of 2011, holders of certain of the Company’s Liquid Yield Option Notes (LYONs) converted such LYONs into an aggregate of 1,507,490 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion of LYONs to common stock does not impact the Company’s diluted earnings per share as the LYONs are considered a dilutive security in all periods presented.

ITEM 5. OTHER INFORMATION

Lead Independent Director

On July 12, 2011, Danaher’s Board of Directors appointed Donald J. Ehrlich to serve as Danaher’s Lead Independent Director.

Advance Notice Deadline for Business to be Brought at 2012 Annual Meeting

As disclosed in Danaher’s Current Report on Form 8-K filed on July 12, 2011, on July 12, 2011, Danaher’s Board of Directors approved certain amendments to Danaher’s Bylaws, including amendments to the advance notice requirements relating to any proposal to be brought at an annual meeting of shareholders. Shareholders intending to present a proposal at the 2012 Annual Meeting without having it included in Danaher’s proxy statement must comply with these advance notice requirements. Assuming that Danaher’s 2012 Annual Meeting is held during the period from April 10, 2012 to June 9, 2012 (as it is expected to be), in order to comply with the advance notice requirements set forth in Danaher’s Bylaws, appropriate notice would need to be provided to Danaher’s Secretary at 2200 Pennsylvania Avenue, N.W., Suite 800W, Washington, D.C. 20037-1701 by no earlier than January 5, 2012 and no later than February 4, 2012.

Airplane Management Agreements/Interchange Agreements

On July 22, 2011, FJ900, Inc. (“FJ900”), an indirect, wholly-owned subsidiary of Danaher Corporation entered into an airplane management agreement with Joust Capital, LLC (“Joust One”) and Joust Capital III, LLC (“Joust Three”) and a substantially identical agreement with Joust Capital II, LLC (“Joust Two” and together with Joust One and Joust Three, the “Joust entities”). These management agreements replaced, and are substantially the same as, the management agreements that previously existed between Danaher and Joust One and Danaher and Joust Two and were previously disclosed by Danaher in its SEC filings. Joust One and Joust Three are owned by Steven M. Rales, Chairman of the Board of Danaher, and Joust Two is owned by Mitchell P. Rales, Chairman of the Executive Committee of Danaher. Under the management agreements, FJ900 performs management services for the respective aircraft owned by each of the Joust entities in like manner to the management services provided by FJ900 for Danaher’s aircraft. The management services provided by FJ900 include the provision of aircraft management, pilot services, maintenance, record-keeping and other aviation services. FJ900 receives no compensation for its services under the agreements. Having FJ900 perform management services for all of these aircraft enables Danaher and the Joust entities to share certain fixed expenses relating to the use, maintenance, storage, operation and supervision of their respective aircraft and utilize joint purchasing or joint bargaining arrangements where appropriate, allowing each party to benefit from efficiencies of scale and cost savings. We believe that this cost-sharing arrangement results in lower costs to Danaher than if we incurred these fixed costs on a stand-alone basis. Under the agreement, FJ900 prorates all shared expenses annually among the Joust entities and Danaher based on each party’s flight hours logged for the year. The Joust entities pre-pay FJ900 on a quarterly basis for their estimated, prorated portion of such shared expenses, and the amounts are trued up at the end of the year. Each Joust entity pays directly all expenses attributable to its aircraft that are not shared. Under the management agreements, each party is also required to maintain a prescribed amount of comprehensive aviation liability insurance and name the other party and its affiliates as additional named insureds, while the Joust entities must also maintain all-risk hull insurance for their aircraft. If either party suffers any losses in connection with the arrangements set forth in the management agreement, and such losses are due to the fault, negligence, breach or strict liability of the other party, the sole recourse of the party incurring the loss against the other party is to the available insurance proceeds. Each management agreement may be terminated by any party upon 30 days’ notice.

On July 22, 2011, Danaher also entered into substantially identical airplane interchange agreements with each of the Joust entities with respect to each respective aircraft owned by Danaher and by each of the Joust entities. These interchange agreements replaced, and are substantially the same as, the interchange agreements that previously existed between Danaher and Joust One and Danaher and Joust Two and were previously disclosed by Danaher in its SEC filings. Under each interchange agreement, the Joust entity has agreed to lease its respective aircraft to Danaher and Danaher has agreed to lease the respective Danaher aircraft to the Joust entity, in each case on a non-exclusive, equal time basis. Neither party is charged for its use of the other party’s aircraft, the intent being that over the life of the contract each party’s usage of the other party’s aircraft will be generally equal. The owner of each aircraft, as operator of the aircraft, is responsible for providing a flight crew for all flights operated under the interchange agreement. Each owner/operator is required to maintain standard insurance, including all-risk hull insurance and a prescribed amount of comprehensive aviation liability insurance, and to name the other party and its affiliates as additional named insureds. With respect to any losses suffered by the party using the owner/operator’s plane, the using party’s recourse against the owner/operator is limited to the amount of available insurance proceeds. To the extent the using party and/or any third party suffers losses in connection with the using party’s use of the owner/operator’s aircraft, and recovers from the owner/operator an amount in excess of the available insurance proceeds, the using party will indemnify the owner/operator for all such excess amounts. The interchange agreements may be terminated by either party upon 10 days’ notice.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation

3.2	Amended and Restated By-laws of Danaher Corporation (1)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”) (2)

4.2	Supplemental Indenture to Senior Indenture, dated as of December 11, 2007, by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee relating to the 5.625% Senior Notes Due 2018 (3)

4.3	Form of 5.625% Senior Notes Due 2018 (included in Exhibit 4.2)

4.4	Supplemental Indenture to Senior Indenture, dated as of March 5, 2009, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 5.4% Senior Notes Due 2019 (4)

4.5	Form of 5.4% Senior Notes Due 2019 (included in Exhibit 4.4)

4.6	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Notes due 2013 (5)

4.7	Form of Floating Rate Notes Due 2013 (included in Exhibit 4.6)

4.8	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.3% Senior Notes due 2014 (6)

4.9	Form of 1.3% Senior Notes Due 2014 (included in Exhibit 4.8)

4.10	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 2.3% Senior Notes due 2016 (7)

4.11	Form of 2.3% Senior Notes Due 2016 (included in Exhibit 4.10)

4.12	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.9% Senior Notes due 2021 (8)

4.13	Form of 3.9% Senior Notes Due 2021 (included in Exhibit 4.12)

10.1	Credit Agreement, dated as of June 17, 2011, among Danaher Corporation, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley Senior Funding, Inc., Barclays Capital, Citigroup Global Markets Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and the lenders referred to therein (9)

10.2	Credit Agreement, dated as of July 15, 2011, among Danaher Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and JP Morgan Chase Bank, N.A. as Documentation

Agents, Banc of America Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers and the lenders referred to therein (10)

10.3	2007 Stock Incentive Plan, as amended* (11)

10.4	Form of Stock Option Agreement under Danaher Corporation 2007 Stock Incentive Plan*

10.5	Form of RSU Agreement under Danaher Corporation 2007 Stock Incentive Plan*

10.6	Form of Stock Option Agreement for Outside Directors under Danaher Corporation 2007 Stock Incentive Plan*

10.7	Form of RSU Agreement for Outside Directors under Danaher Corporation 2007 Stock Incentive Plan*

10.8	Description of compensation arrangements for non-management directors*

10.9	Management Agreement dated July 22, 2011 by and between FJ900, Inc., Joust Capital, LLC and Joust Capital III, LLC (12)

10.10	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (13)

11.1	Computation of per-share earnings (14)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (15)

101.SCH	XBRL Taxonomy Extension Schema Document (15)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (15)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (15)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (15)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (15)

Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement
(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 12, 2011 (Commission File Number: 1-8089).
(2)	Incorporated by reference to Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007 (Commission File Number: 1-8089).
(3)	Incorporated by reference to Exhibit 1.3 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007 (Commission File Number: 1-8089).
(4)	Incorporated by reference to Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on March 6, 2009 (Commission File Number: 1-8089).
(5)	Incorporated by reference to Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on June 23, 2011 (Commission File Number: 1-8089).
(6)	Incorporated by reference to Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on June 23, 2011 (Commission File Number: 1-8089).
(7)	Incorporated by reference to Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on June 23, 2011 (Commission File Number: 1-8089).
(8)	Incorporated by reference to Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on June 23, 2011 (Commission File Number: 1-8089).
(9)	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on June 17, 2011 (Commission File Number: 1-8089).
(10)	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 19, 2011 (Commission File Number: 1-8089).
(11)	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2011 (Commission File Number: 1-8089).
(12)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement attached as Exhibit 10.9, except as to the referenced aircraft and the name of the counterparty.
(13)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into additional interchange agreements with each of Joust Capital, LLC, Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.10, except as to the referenced aircraft and, in certain cases, the name of the counterparty
(14)	See Note 10, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.
(15)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at July 1, 2011 and December 31, 2010, (ii) Consolidated Condensed Statements of Earnings for the three months ended July 1, 2011 and July 2, 2010, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended July 1, 2011, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended July 1, 2011 and July 2, 2010, and (v) Notes to Consolidated Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: July 25, 2011	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: July 25, 2011	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer