Form 10-Q
period 2011-09-30
DANAHER CORP /DE/
filed 2011-10-20
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock outstanding at October 14, 2011 was 686,347,315.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and equivalents	$484,368	$1,632,980
Trade accounts receivable, net	3,007,192	2,159,503
Inventories:
Finished goods	1,036,932	582,331
Work in process	305,106	185,658
Raw material and supplies	628,858	412,194

Total inventories	1,970,896	1,180,183
Prepaid expenses and other current assets	852,082	1,070,215

Total current assets	6,314,538	6,042,881

Property, plant and equipment, net of accumulated depreciation of $1,636,897 and $1,462,686, respectively	2,151,052	1,160,886
Investment in joint venture	531,179	511,283
Other assets	1,150,969	696,498
Goodwill	14,433,079	10,482,998
Other intangible assets, net	6,037,607	3,322,584

Total assets	$30,618,424	$22,217,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$82,284	$40,761
Trade accounts payable	1,467,349	1,169,185
Accrued expenses and other liabilities	2,574,062	2,110,756

Total current liabilities	4,123,695	3,320,702

Other long-term liabilities	4,119,172	2,339,755
Long-term debt	5,813,406	2,783,907
Stockholders’ equity:
Common stock - $0.01 par value	7,596	7,295
Additional paid-in capital	3,800,736	2,412,401
Retained earnings	12,503,349	10,945,928
Accumulated other comprehensive income	185,110	345,386

Total Danaher stockholders’ equity	16,496,791	13,711,010
Non-controlling interest	65,360	61,756

Total stockholders’ equity	16,562,151	13,772,766

Total liabilities and stockholders’ equity	$30,618,424	$22,217,130

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Sales	$4,518,089	$3,092,836	$11,575,465	$9,318,093
Cost of sales	2,313,427	1,480,901	5,664,220	4,631,893

Gross profit	2,204,662	1,611,935	5,911,245	4,686,200

Operating costs and other:
Selling, general and administrative expenses	1,274,907	872,935	3,340,358	2,635,854
Research and development expenses	289,602	196,437	742,978	568,472
Earnings from unconsolidated joint venture	(15,991)	(10,550)	(44,926)	(10,550)

Operating profit	656,144	553,113	1,872,835	1,492,424

Non-operating income (expense):
Gain on contribution of businesses to joint venture	—	291,037	—	291,037
Loss on early extinguishment of debt	(32,887)	—	(32,887)	—
Interest expense	(42,760)	(31,248)	(105,194)	(90,236)
Interest income	392	1,777	4,787	4,369

Earnings from continuing operations before income taxes	580,889	814,679	1,739,541	1,697,594

Income taxes	(57,461)	(180,875)	(346,221)	(408,921)

Earnings from continuing operations	523,428	633,804	1,393,320	1,288,673

Earnings from discontinued operations, net of income taxes	—	12,631	208,230	30,471

Net earnings	$523,428	$646,435	$1,601,550	$1,319,144

Earnings per share from continuing operations:
Basic	$0.76	$0.97	$2.07	$1.98

Diluted	$0.74	$0.93	$2.00	$1.90

Earnings per share from discontinued operations:
Basic	$—	$0.02	$0.31	$0.05

Diluted	$—	$0.02	$0.30	$0.04

Net earnings per share:
Basic	$0.76	$0.99	$2.38	$2.02 *

Diluted	$0.74	$0.95	$2.30	$1.95 *

Average common stock and common equivalent shares outstanding (in thousands):
Basic	687,259	654,599	672,022	651,995
Diluted	710,403	683,431	697,777	681,964

*	Earnings per share amounts do not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

($ and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest
	Shares	Amount					Comprehensive Income
Balance, December 31, 2010	729,516	$7,295	$2,412,401	$10,945,928	$345,386	$61,756
Net earnings	—	—	—	1,601,550	—	—	$1,601,550
Dividends declared	—	—	—	(44,129)	—	—	—
Common stock issuance	19,250	193	966,302	—	—	—	—
Common stock-based award activity	3,333	33	165,299	—	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $53.2 million	7,465	75	256,734	—	—	—	—
Unrealized loss on available-for-sale securities (net of tax benefit of $18.9 million)	—	—	—	—	(35,082)	—	(35,082)
Decrease from translation of foreign financial statements	—	—	—	—	(125,194)	—	(125,194)
Non-controlling interest acquired	—	—	—	—	—	3,604	—

Balance, September 30, 2011	759,564	$7,596	$3,800,736	$12,503,349	$185,110	$65,360	$1,441,274

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net earnings	$1,601,550	$1,319,144
Less: earnings from discontinued operations, net of tax	208,230	30,471

Net earnings from continued operations	1,393,320	1,288,673
Non-cash items:
Depreciation	232,077	142,190
Amortization	201,786	144,411
Stock compensation expense	71,616	65,954
Earnings from unconsolidated joint venture, net of cash dividends received	(24,059)	(10,550)
Pre-tax gain on contribution of businesses to joint venture	—	(291,037)
Change in trade accounts receivable, net	3,725	(80,004)
Change in inventories	9,911	(200,909)
Change in trade accounts payable	23,653	185,381
Change in prepaid expenses and other assets	60,998	122,648
Change in accrued expenses and other liabilities	(79,073)	110,321

Total operating cash flows from continuing operations	1,893,954	1,477,078
Total operating cash flows (used in) from discontinued operations	(94,880)	33,991

Net cash flows from operating activities	1,799,074	1,511,069

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(217,982)	(140,181)
Proceeds from disposals of property, plant and equipment	10,285	711
Proceeds from contribution of businesses to joint venture	12,454	45,226
Cash paid for acquisitions	(6,087,087)	(1,568,068)

Total investing cash flows used in continuing operations	(6,282,330)	(1,622,312)
Investing cash flows used in discontinued operations	(1,521)	(5,048)
Proceeds from sale of discontinued operations	680,105	—

Net cash used in investing activities	(5,603,746)	(1,667,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,060,272	117,200
Payment of dividends	(44,129)	(39,087)
Net proceeds (repayments) of borrowings (maturities of 90 days or less)	1,416,071	(9,131)
Proceeds of borrowings (maturities greater than 90 days)	1,785,764	—
Repayments of borrowings (maturities greater than 90 days)	(1,594,573)	—

Net cash provided by financing activities	2,623,405	68,982

Effect of exchange rate changes on cash and equivalents	32,655	430

Net change in cash and equivalents	(1,148,612)	(86,879)

Beginning balance of cash and equivalents	1,632,980	1,721,920

Ending balance of cash and equivalents	$484,368	$1,635,041

Supplemental disclosures:
Cash interest payments	$108,546	$104,941
Cash income tax payments (including $85 million in 2011 related to the gain on sale of a discontinued business – refer to Note 3)	$367,890	$177,628

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company's Current Report on Form 8-K filed April 21, 2011.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 2011 and December 31, 2010, and its results of operations for the three and nine months ended September 30, 2011 and October 1, 2010 and its cash flows for the nine months then ended. Please see Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s sale of its Pacific Scientific Aerospace business.

Adoption of New Accounting Pronouncement – Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of recently updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. As a result of adopting these standards, reported sales for the three and nine months ended September 30, 2011 were not significantly different than sales that would have been reported under the previous accounting rules. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified transactions in any given period.

Recently Issued Accounting Pronouncements – In September 2011, updated accounting guidance was issued requiring additional disclosures about an employer’s participation in multiemployer retirement benefit plans. The amended disclosures, which should be applied retrospectively for all prior periods presented, are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. As the new guidance is related to disclosure only, the implementation of this guidance will not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2011, updated accounting guidance was issued which allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2011, updated accounting guidance was issued which requires entities to present comprehensive income, which is currently presented in the Consolidated Condensed Statement of Stockholders’ Equity, either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. As this new guidance is related to presentation only, the implementation in the first quarter of fiscal year 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

Comprehensive Income – Total comprehensive income for the periods presented was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net earnings	$523.4	$646.4	$1,601.6	$1,319.1
Change in foreign currency translation adjustment	(490.9)	(370.7)	(125.2)	6.3
Change in unrealized (loss) gain on available-for-sale securities, net of income taxes	(61.8)	44.3	(35.1)	18.7

Comprehensive (loss) income	$(29.3)	$320.0	$1,441.3	$1,344.1

NOTE 2. ACQUISITIONS

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

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

The following briefly describes the Company’s acquisition activity for the nine months ended September 30, 2011. For a description of the Company’s acquisition and divestiture activity for the year ended December 31, 2010, please refer to Note 2 of the financial statements as of and for the year ended December 31, 2010 and the notes thereto included in the Company's Current Report on Form 8-K filed April 21, 2011.

On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, Inc. (“Beckman Coulter”), the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman

Coulter had revenues of approximately $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment from the acquisition date. Beckman Coulter is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences & Diagnostics segment by expanding the business’ geographic and product line diversity, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. The Company has preliminarily recorded an aggregate of $3.7 billion of goodwill related to the acquisition of Beckman Coulter. The Company obtained control of Beckman Coulter on June 24, 2011 and, as a result, the earnings of Beckman Coulter are reflected in the Company’s results from June 25, 2011 forward.

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

In addition to the acquisition of Beckman Coulter, during the first nine months of 2011, the Company completed the acquisition of six other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $546 million in cash, net of cash acquired. The additional businesses acquired manufacture and distribute products and/or provide services in the product identification, water quality, test and measurement and retail petroleum markets and were acquired to complement existing units of the Industrial Technologies, Environmental and Test and Measurement segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $280 million. The Company preliminarily recorded an aggregate of $303 million of goodwill related to these acquisitions.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 30, 2011 ($ in millions):

	Beckman Coulter	Others	Total
Accounts receivable	$793.3	$70.4	$863.7
Inventories	780.3	35.1	815.4
Property, plant and equipment	1,039.4	5.1	1,044.5
Goodwill	3,668.8	303.4	3,972.2
Other intangible assets, primarily trade names, customer relationships and patents	2,753.3	225.9	2,979.2
Accounts payable	(258.3)	(18.8)	(277.1)
Other assets and liabilities, net	(1,594.8)	(73.2)	(1,668.0)
Assumed debt	(1,640.4)	—	(1,640.4)
Non-controlling interest acquired	—	(2.4)	(2.4)

Net cash consideration	$5,541.6	$545.5	$6,087.1

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$4,531.8	$4,143.4	$13,432.1	$12,362.1
Net earnings from continuing operations	594.5	700.6	1,459.7	1,324.1
Diluted earnings per share from continuing operations	$0.84	$1.00	$2.07	$1.90

The 2010 unaudited pro forma revenue and earnings set forth above were adjusted to include the impact of approximately $123 million in non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Beckman Coulter acquisition. The 2011 unaudited pro forma revenue and earnings were adjusted to exclude the impact of these items. Acquisition-related transaction costs of approximately $60 million associated with the Beckman Coulter transaction were excluded from the pro-forma earnings in each of the 2011 and 2010 periods presented. Restructuring and integration charges associated with the Beckman Coulter acquisition are included in the Company’s actual results for the three and nine months ended September 30, 2011.

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

The key components of income from discontinued operations related to the Pacific Scientific Aerospace business were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$—	$97.3	$110.6	$275.2
Operating expenses	—	(77.8)	(99.5)	(227.8)
Allocated interest expense	—	(0.6)	(0.6)	(1.8)

Income before taxes	—	18.9	10.5	45.6
Income tax expense	—	(6.3)	(4.0)	(15.1)

Income from discontinued operations	—	12.6	6.5	30.5
Gain on sale, net of $126 million of related income taxes	—	—	201.7	—

Earnings from discontinued operations, net of income taxes	$—	$12.6	$208.2	$30.5

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

The Company assesses uncertain tax positions in accordance with income tax accounting standards. As indicated in the Company’s 2010 Annual Report on Form 10-K, management estimated that it was reasonably possible unrecognized tax benefits related to uncertain tax positions may be recognized in 2011 as a result of resolution of worldwide tax matters, tax audit settlements and/or statute of limitations expirations. During 2011, the Company recognized tax benefits associated with certain international and domestic tax positions being resolved in its favor and the lapse of statutes of limitations. The impact of the favorable resolutions have been treated as discrete items in the periods they were resolved and, in addition to adjustments of reserve estimates related to prior period uncertain tax positions, reduced the provision for income taxes by approximately $64.9 million (or $0.09 per diluted share) and $67.8 million (or $0.10 per diluted share) during the three and nine month periods ended September 30, 2011, respectively.

NOTE 5. STOCK-BASED COMPENSATION

On May 11, 2010, the Company’s Board of Directors (the “Board”) approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock) which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

On May 11, 2010, the Company’s Board authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. At September 30, 2011, the Company had 20 million shares remaining for stock repurchases under the existing Board authorization.

Stock options and restricted stock units (“RSUs”) have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock-based award. In May 2011, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 7 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 45 million. No more than 14 million of the 45 million authorized shares may be granted in any form other than stock options or stock appreciation rights.

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria. Option exercise prices for options granted by the Company under these plans equal the closing price of the Company’s common stock on the NYSE on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the Tektronix stock underlying these awards.

RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. Most RSU awards granted prior to the third quarter of 2009 are subject to performance criteria determined by the Compensation Committee, and RSU awards granted during or after the third quarter of 2009 to members of the Company’s senior management are also subject to performance criteria. The RSUs that have been granted to employees under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan generally provide for time-based vesting over a five year period, although the specific time-based vesting terms vary depending on grant date and on whether the recipient is a member of senior management. The RSUs that have been granted to directors under the 2007 Stock Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may issue treasury shares in certain circumstances. At September 30, 2011, approximately 20 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period, which is generally the vesting period. The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”). The following summarizes the assumptions used in the Black-Scholes model to value options granted during the nine months ended September 30, 2011:

Risk-free interest rate	1.90 – 3.19%
Weighted average volatility	27.3%
Dividend yield	0.20%
Expected years until exercise	6 to 8.5

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

The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards as of the grant date that actually vest.

The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods.

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Restricted stock units and restricted shares:
Pre-tax compensation expense	$13.6	$9.9	$34.0	$23.3
Tax benefit	(5.1)	(3.7)	(12.7)	(8.7)

Restricted stock unit and restricted share expense, net of tax benefit	$8.5	$6.2	$21.3	$14.6

Stock options:
Pre-tax compensation expense	$12.1	$15.2	$37.6	$42.7
Tax benefit	(3.6)	(4.6)	(10.9)	(12.6)

Stock option expense, net of tax benefit	$8.5	$10.6	$26.7	$30.1

Total share-based compensation expense:
Pre-tax compensation expense	$25.7	$25.1	$71.6	$66.0
Tax benefit	(8.7)	(8.3)	(23.6)	(21.3)

Total share-based compensation expense, net of tax benefit	$17.0	$16.8	$48.0	$44.7

Share-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings as payroll costs of the employees receiving the awards. As of September 30, 2011, $126 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 3 years. As of September 30, 2011, $136 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

Option activity under the Company’s stock plans during the nine months ended September 30, 2011 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2010	34,820	$30.31
Granted	3,466	$50.15
Exercised	(3,012)	$25.52
Cancelled / Forfeited	(1,389)	$35.07

Outstanding at September 30, 2011	33,885	$32.57	6	$346

Vested and Expected to Vest at September 30, 2011	33,026	$32.33	6	$343

Vested and Exercisable at September 30, 2011	20,456	$28.44	4	$276

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and October 1, 2010 was $73 million and $113 million, respectively. Exercise of options during the first nine months of 2011 and 2010 resulted in cash receipts of $76 million and $94 million, respectively. The Company realized a tax benefit of approximately $5 million and $22 million in the three and nine months ended September 30, 2011, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital.

RSU and restricted stock activity under the Company’s stock plans during the nine months ended September 30, 2011 was as follows:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	5,153	$33.77
Granted	1,410	$50.15
Vested and issued	(321)	$34.67
Cancelled / Forfeited	(279)	$34.51

Unvested at September 30, 2011	5,963	$37.56

The Company realized a tax benefit of approximately $2 million and $6 million in the three and nine months ended September 30, 2011, respectively, related to the vesting of restricted stock units. The net income tax benefit in excess of the expenses recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital. In connection with the vesting of certain restricted stock units and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first nine months of 2011, approximately 120,730 shares with an aggregate value of approximately $6 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 6. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements associated with the Company’s acquisition activities ($ in millions).

Balance, December 31, 2010	$10,483.0
Acquisitions	3,972.2
Foreign currency translation & other	(22.1)

Balance, September 30, 2011	$14,433.1

The carrying value of goodwill by segment as of September 30, 2011 and December 31, 2010 is summarized as follows ($ in millions):

Segment	September 30, 2011	December 31, 2010
Test & Measurement	$3,022.3	$3,001.6
Environmental	1,394.0	1,383.6
Life Sciences & Diagnostics	5,750.0	2,122.4
Dental	2,149.2	2,114.5
Industrial Technologies	2,117.6	1,860.9

	$14,433.1	$10,483.0

Goodwill arises from the amount by which the purchase price for acquired businesses exceeds the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses goodwill for impairment for each of its reporting units at least annually at the beginning of the fourth quarter or as “triggering” events occur. The Company’s most recent annual impairment test was performed as of the first day of the Company’s fourth quarter of 2010 and no impairment was identified. In making its assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

NOTE 7. FAIR VALUE MEASUREMENTS

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial assets and liabilities that are carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010 is as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011:
Assets:
Available for sale securities	$203.0	—	—	$203.0

Liabilities:
Deferred compensation plans	—	$66.2	—	66.2
Currency swap agreement	—	54.7	—	54.7

December 31, 2010:
Assets:
Available for sale securities	257.0	—	—	257.0

Liabilities:
Deferred compensation plans	—	64.4	—	64.4

Available for sale securities are measured at fair value using quoted market prices and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under these plans are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer which are based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of Danaher’s common stock). Changes in the value of the deferred compensation liability under these programs are recognized based on the fair value of the participants’ accounts based on the applicable earnings rate.

In connection with the acquisition of Beckman Coulter, the Company acquired an existing currency swap agreement. The agreement requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at rate of $1 / ¥102.25 on a monthly basis through June 1, 2018. As of September 30, 2011, the aggregate Japanese Yen purchase commitment was approximately ¥14.7 billion (approximately $190 million based on exchange rates as of September 30, 2011). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period. During the three and nine months ended September 30, 2011 the Company recorded a pre-tax charge of approximately $7 million related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Since there is not an active secondary market for the currency swap, the Company obtains a market quote from the swap counterparties to adjust the currency swap to fair value each quarter.

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

The carrying amounts and fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows ($ in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available for sale securities	$203.0	$203.0	$257.0	$257.0

Liabilities:
Short-term borrowings	82.3	82.3	40.8	40.8
Long-term borrowings	5,813.4	6,427.8	2,783.9	3,372.6
Currency swap agreement	54.7	54.7	—	—

The fair values of available for sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the Company’s Liquid Yield Option Notes (“LYONs”), differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock. The available for sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of cash and cash equivalents, accounts receivable, net, short-term borrowings and accounts payable approximate the carrying amounts due to the short term maturities of these instruments.

NOTE 8. FINANCING TRANSACTIONS

As of September 30, 2011, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of September 30, 2011 and December 31, 2010 were as follows ($ in millions):

	September 30, 2011	December 31, 2010
U.S. dollar-denominated commercial paper	$1,562.7	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	669.5	668.9
Floating rate senior notes due 2013	300.0	—
1.3% senior notes due 2014	400.0	—
2.3% senior notes due 2016	500.0	—
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	—
Zero-coupon Liquid Yield Option Notes due 2021	377.6	573.4
Other	235.9	152.4

Subtotal	5,895.7	2,824.7
Less – currently payable	82.3	40.8

Long-term debt	$5,813.4	$2,783.9

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

The net proceeds from the Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company pays interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company will pay interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year, commencing on December 23, 2011. The supplemental indentures under which the Notes were issued contain customary covenants, all of which the Company complied with as of September 30, 2011.

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

Also in connection with the acquisition of Beckman Coulter, on June 17, 2011, the Company entered into an unsecured, 364-day revolving credit facility providing for a borrowing capacity of up to $3.0 billion (the “364-Day Facility”). On June 27, 2011, following the completion of the offering of the Notes and in accordance with the terms of the 364-Day Facility, the Company reduced the aggregate commitments under the 364-Day Facility from $3.0 billion to $2.2 billion. On July 21, 2011, following the execution of the Multi-Year Facility (as defined below), the Company further reduced the aggregate commitments under the 364-Day Facility to $1.5 billion. Effective October 1, 2011, the Company reduced the aggregate commitments under the 364-Day Facility to $1.0 billion. The 364-Day Facility expires on June 16, 2012, subject to a one-year extension option at the request of the Company and with the consent of the lenders. In addition, on July 15, 2011, the Company replaced its existing $1.45 billion unsecured multi-year revolving credit facility with a $2.5 billion unsecured multi-year revolving credit facility that expires on July 15, 2016 (the “Multi-Year Facility” and together with the 364-Day Facility, the “Credit Facilities”).

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

As of September 30, 2011, the Credit Facilities provided credit support for the issuance of up to the full $4.0 billion of capacity under the Company’s U.S. commercial paper program (such credit support was reduced to $3.5 billion when the commitments under the 364-Day Facility were reduced effective October 1, 2011). The Credit Facilities can also be used for working capital and other general corporate purposes. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. As of September 30, 2011, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under both facilities.

The Company satisfies its short-term liquidity needs primarily through issuances of commercial paper. Under the Company’s U.S. commercial paper program, the Company may issue and sell unsecured, short-term promissory notes with maturities not in excess of 397 days from the date of issue pursuant to an exemption from federal and state securities laws. The commercial paper notes are not redeemable prior to maturity and are not subject to voluntary prepayment. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Company issued U.S. dollar commercial paper to fund a portion of the purchase price for Beckman Coulter. During the third quarter, the Company issued additional U.S. dollar commercial paper to fund the retirement of substantially all of the Beckman Coulter debt (see below), and also repaid a portion of the outstanding U.S. dollar commercial paper balances. As of September 30, 2011, $1.6 billion of borrowings were outstanding under the Company’s U.S. dollar commercial paper program at a weighted average interest rate of 0.2% and a weighted average maturity of approximately 7 days. There was no outstanding Euro-denominated commercial paper as of September 30, 2011 or at any other time during the nine months ended September 30, 2011. The Company classified its borrowings outstanding under the commercial paper programs at September 30, 2011 as long-term borrowings in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Multi-Year Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.

In connection with the acquisition of Beckman Coulter, the Company also assumed indebtedness with a fair value of $1.6 billion (the “Beckman Notes”). During the quarter ended September 30, 2011, the Company retired substantially all of the Beckman Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $32.9 million ($20.8 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Notes. The charge to earnings is reflected as loss on early extinguishment of debt in the accompanying Consolidated Condensed Statement of Earnings.

During the nine months ended September 30, 2011, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 7.5 million shares of Danaher common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $53.2 million was transferred to additional paid in capital as a result of the conversions.

For a further description of the Company’s other debt financing, please refer to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2010 included in the Company’s Current Report on Form 8-K filed April 21, 2011.

NOTE 9. CONTINGENCIES

For a further description of the Company’s litigation and contingencies, reference is made to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2010 included in the Company’s Current Report on Form 8-K filed April 21, 2011.

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

The following is a rollforward of the Company’s warranty accrual for the nine months ended September 30, 2011 ($ in millions):

Balance, December 31, 2010	$130.1
Accruals for warranties issued during the period	83.0
Acquisitions	21.3
Settlements made	(93.0)

Balance, September 30, 2011	$141.4

NOTE 10. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

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

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans for the three and nine months ended September 30, 2011 and October 1, 2010 respectively ($ in millions):

U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$5.7	$0.5	$8.9	$1.5
Interest cost	28.1	17.4	62.7	53.8
Expected return on plan assets	(34.9)	(20.7)	(79.7)	(62.1)
Amortization of actuarial loss	7.3	4.6	21.9	15.0

Net periodic cost	$6.2	$1.8	$13.8	$8.2

Non-U.S. Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$5.5	$2.9	$11.9	$8.6
Interest cost	11.7	7.5	28.1	22.6
Expected return on plan assets	(8.5)	(4.8)	(18.9)	(14.2)
Amortization of actuarial loss	0.8	0.3	2.4	0.9
Amortization of prior service credits	(0.1)	(0.1)	(0.2)	(0.3)
Other	—	—	(0.3)	—

Net periodic cost	$9.4	$5.8	$23.0	$17.6

The following sets forth the components of the Company’s other post-retirement employee benefit plans for the three and nine months ended September 30, 2011 and October 1, 2010 respectively ($ in millions):

Other Post-Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$0.5	$0.2	$1.1	$0.6
Interest cost	3.1	1.7	6.1	4.5
Amortization of prior service credits	(1.6)	(2.0)	(4.4)	(5.8)
Amortization of actuarial loss	1.1	0.9	2.9	1.5

Net periodic cost	$3.1	$0.8	$5.7	$0.8

Employer Contributions

During the nine months ended September 30, 2011, the Company contributed approximately $44 million to the U.S. pension plan. During all of 2011, the Company expects to contribute approximately $50 million in aggregate to its U.S. plans, including amounts related to the acquired Beckman Coulter plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. During 2011, the Company expects to contribute approximately $47 million, including amounts related to the acquired Beckman Coulter plans, in employer contributions and unfunded benefit payments to its non-U.S. pension plans.

NOTE 11. EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted EPS from continuing operations is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three and nine months ended September 30, 2011, approximately 3.2 million options and 1.7 million options, respectively, to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended October 1, 2010, approximately 3.0 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. Information related to the calculation of earnings per share is summarized as follows ($ in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2011:

Basic EPS	$523.4	687.3	$0.76
Adjustment for interest on convertible debentures	1.7	—
Incremental shares from assumed exercise of dilutive options	—	9.4
Incremental shares from assumed conversion of the convertible debentures	—	13.7

Diluted EPS	$525.1	710.4	$0.74

For the Three Months Ended October 1, 2010:

Basic EPS	$633.8	654.6	$0.97
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options	—	6.9
Incremental shares from assumed conversion of the convertible debentures	—	21.9

Diluted EPS	$636.4	683.4	$0.93

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2011:

Basic EPS	$1,393.3	672.0	$2.07
Adjustment for interest on convertible debentures	5.4	—
Incremental shares from assumed exercise of dilutive options	—	12.1
Incremental shares from assumed conversion of the convertible debentures	—	13.7

Diluted EPS	$1,398.7	697.8	$2.00

For the Nine Months Ended October 1, 2010:

Basic EPS	$1,288.7	652.0	$1.98
Adjustment for interest on convertible debentures	8.0	—
Incremental shares from assumed exercise of dilutive options	—	8.1
Incremental shares from assumed conversion of the convertible debentures	—	21.9

Diluted EPS	$1,296.7	682.0	$1.90

NOTE 12. SEGMENT INFORMATION

During the fourth quarter of 2010, the Company changed the composition of its reportable segments to reflect changes in its internal organization resulting from the rate of growth within certain of the Company’s businesses and the contribution of certain of the Company’s tool manufacturing and distribution businesses to the Apex joint venture. The Company now reports results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. In addition, the historical results of the tool related business and the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. There has been no material change in total assets or liabilities by segment since December 31, 2010, except for the addition of Beckman Coulter, Inc. to the Life Sciences & Diagnostics segment effective June 25, 2011 and the sale of the Pacific Scientific Aerospace business from the Industrial Technologies segment on April 21, 2011. Segment results for the three and nine months ended September 30, 2011 and October 1, 2010 are shown below ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales:
Test & Measurement	$856.7	$697.2	$2,535.4	$2,031.5
Environmental	734.6	678.6	2,133.2	1,986.3
Life Sciences & Diagnostics	1,567.4	559.8	2,898.8	1,616.4
Dental	492.6	443.0	1,460.8	1,303.1
Industrial Technologies	866.8	714.2	2,547.3	2,065.2
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	—	—	315.6

	$4,518.1	$3,092.8	$11,575.5	$9,318.1

Operating Profit:
Test & Measurement	$205.2	$145.0	$567.6	$414.1
Environmental	158.5	143.4	445.8	398.0
Life Sciences & Diagnostics	52.1	69.1	177.0	138.3
Dental	71.5	57.3	176.0	140.1
Industrial Technologies	187.2	151.4	549.3	421.4
Businesses contributed to Apex joint venture:
Attributable to period prior to contribution	—	—	—	41.5
Equity method earnings subsequent to JV formation	16.0	10.6	44.9	10.6
Other	(34.4)	(23.7)	(87.8)	(71.6)

	$656.1	$553.1	$1,872.8	$1,492.4

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

You should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2010 Annual Report on Form 10-K, the Company’s audited financial statements as of and for the year ended December 31, 2010 and notes thereto included in the Company’s Current Report on Form 8-K filed April 21, 2011, and the Company’s Consolidated Condensed Financial Statements and related notes as of September 30, 2011.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this quarterly report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies (including with respect to the acquisition of Beckman Coulter), divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “could,” “would,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast,” “positioned” and similar references to future periods.

These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Instability and uncertainty in the global economy and financial markets may adversely affect our operating results, financial condition and liquidity.
•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.
•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•	We face intense competition and if we are unable to compete effectively, we may face decreased demand, decreased market share or price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses could negatively impact our profitability and return on invested capital.

•	Our recent acquisition of Beckman Coulter, Inc. (“Beckman Coulter”) could negatively impact our financial position, profitability and return on invested capital.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•	We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

•	Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents or business partners.

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

•	We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our financial statements.

•	Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our financial statements and reputation.

•	Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our financial statements and reputation.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

•

Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and by comparable agencies of other countries. Failure to comply with those regulations could adversely affect our financial statements and reputation.

•

We are subject to laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our financial statements and reputation.

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

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.

•	We may incur higher costs to produce our products if commodity prices rise.

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

See Part I – Item 1A of the Company’s 2010 Annual Report on Form 10-K and Part I – Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 for a further discussion regarding some of the reasons that actual results, developments and business decisions may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW

General

As a result of its geographic and industry diversity, the Company faces a variety of challenges and opportunities, including rapid technological development in most of its served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of its competitors. The Company operates in a highly competitive business environment in most markets, and its long-term growth will depend in particular on its ability to expand its business (including through geographical and product line expansion), identify, consummate and integrate appropriate acquisitions, develop innovative new products with higher gross profit margins and continue to improve operating efficiency and organizational effectiveness. The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing and customer facing resources in order to be responsive to its customers throughout the world and improve the efficiency of its operations.

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis demand for the Company’s products and services resulted in aggregate year-over-year sales growth in each of the first three quarters of 2011. In addition, the Company’s previous investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth during each such quarter. Geographically, year-over-year sales growth rates during the third quarter of 2011 were led primarily by China and other emerging markets, and to a lesser extent, North America. While global economic growth appears to be moderating from previous levels and macroeconomic uncertainty exists, the Company expects sales to continue to grow during the fourth quarter of 2011 as compared to 2010, albeit at a rate lower than the rate experienced during the first nine months of 2011. Consistent with the Company’s approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertain macro-economic environment, the Company anticipates accelerating certain of its anticipated restructuring activities into the fourth quarter 2011 and expects to incur approximately $100 million in associated costs during the quarter.

The recently completed acquisition of Beckman Coulter is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences and Diagnostics segment by expanding the business’ geographic and product line diversity, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. For a discussion of the acquisition’s impact on the Company and segment results, please refer to the “Results of Operations” section of this MD&A.

Significant Acquisitions and Divestitures

On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease, make treatment decisions and monitor patients. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment.

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

In addition to the acquisition of Beckman Coulter, during the first nine months of 2011, the Company completed the acquisition of six other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $546 million in cash, net of cash acquired. The additional businesses acquired manufacture and distribute products and/or provide services in the product identification, water quality, test and measurement and retail petroleum markets and were acquired to complement existing units of the Industrial Technologies, Environmental and Test and Measurement segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $280 million.

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

Currency Exchange Rates

On average, the U.S. dollar was weaker against other major currencies during the three and nine month periods ended September 30, 2011 as compared to the comparable periods of 2010. As a result, currency exchange rates increased reported sales for the three and nine month periods by approximately 3.5% and 3.0%, respectively, as compared to the comparable periods of 2010.

As a result of the strengthening of the U.S. dollar during the latter part of the third quarter of 2011, if the currency exchange rates in effect as of September 30, 2011 were to prevail throughout the remainder of 2011, currency exchange rates would have a negligible effect on fourth quarter 2011 revenues, and on an overall basis currency exchange rates would cause the Company’s estimated annual 2011 revenues to increase by approximately 2.5% on a year-over-year basis. Weakening of the U.S. dollar against other major currencies would further increase the Company’s sales on an overall basis, whereas further strengthening of the U.S. dollar against other major currencies would decrease the Company’s sales on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the three months ended September 30, 2011 increased 46.0% compared to the three months ended October 1, 2010. Sales from existing businesses contributed 7.5% growth and the impact of currency translation contributed 3.5% growth on a year-over-year basis. The sales increase from acquired businesses increased reported sales by 35.0%.

Consolidated sales from continuing operations for the nine months ended September 30, 2011 increased 24.0% compared to the nine months ended October 1, 2010. Sales from existing businesses contributed 8.5% growth and the impact of currency translation contributed 3.0% growth on a year-over-year basis. The sales increase from acquired businesses more than offset the year-over-year sales decline attributable to the 2010 contribution of businesses to the Apex joint venture and on a net basis increased reported sales by 12.5%. The Company no longer reports sales of the businesses contributed to the Apex joint venture due to the application of equity accounting that commenced upon formation of the joint venture in the third quarter of 2010. In this report, references to sales from existing businesses refers to sales calculated according to U.S. generally accepted accounting principles (“GAAP”) but excluding (1) sales from acquired businesses, (2) 2010 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses and 2010 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in revenue (excluding sales from acquired businesses and 2010 sales attributable to the businesses contributed to the Apex joint venture) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. We exclude the effect of the 2010 sales attributable to the businesses contributed to the Apex joint venture because the Company did not recognize sales from those businesses in 2011.

Operating profit margins were 14.5% for the three months ended September 30, 2011 compared to 17.9% in the comparable period of 2010. The dilutive effect of acquisitions adversely impacted year-over-year operating profit margin comparisons by 285 basis points. In addition, acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period) adversely impacted operating profit margin comparisons by 185 basis points. Higher sales volumes and continued productivity improvements, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments, benefited operating profit margin comparisons by 130 basis points and partially offset these negative factors.

Operating profit margins were 16.2% for the nine months ended September 30, 2011 compared to 16.0% in the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 175 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions (net of the favorable impact to operating profit margin of contributing certain businesses to the Apex joint venture in July 2010) adversely impacted operating margin comparisons by 90 basis points and partially offset these positive factors. In addition, acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period) adversely impacted operating profit margin comparisons by 65 basis points.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Test & Measurement	$856.7	$697.2	$2,535.4	$2,031.5
Environmental	734.6	678.6	2,133.2	1,986.3
Life Sciences & Diagnostics	1,567.4	559.8	2,898.8	1,616.4
Dental	492.6	443.0	1,460.8	1,303.1
Industrial Technologies	866.8	714.2	2,547.3	2,065.2
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	—	—	315.6

	$4,518.1	$3,092.8	$11,575.5	$9,318.1

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

Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$856.7	$697.2	$2,535.4	$2,031.5
Operating profit	205.2	145.0	567.6	414.1
Depreciation and amortization	31.8	26.8	94.9	77.8
Operating profit as a % of sales	24.0%	20.8%	22.4%	20.4%
Depreciation and amortization as a % of sales	3.7%	3.8%	3.7%	3.8%

Components of Sales Change	% Change Three Months Ended September 30, 2011 vs. Comparable 2010 Period	% Change Nine Months Ended September 30, 2011 vs. Comparable 2010 Period
Existing businesses	12.5%	12.0%
Acquisitions	8.0%	10.5%
Impact of currency translation	2.5%	2.5%

Total	23.0%	25.0%

Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three month period and are reflected as a component of the change in sales from existing businesses. Year-over-year price increases in the segment had a negligible impact on sales growth during the nine month period.

During both the three and nine months ended September 30, 2011, sales in the segment’s instrument businesses grew on a year-over-year basis due to continuing solid demand for oscilloscopes and service and installation tools partially offset by year-over-year declines in sales attributable to products serving the video end markets. During the three month period, instrument sales growth in North America and emerging markets was partially offset by slight sales declines in Europe. During the nine month period, instrument sales grew in all major geographies. Sales in the segment’s network and communication businesses also grew during the three and nine month periods on a year-over-year basis, primarily in North America, as a result of strong demand for both network management solutions and core network enterprise solutions. Global demand for network security and analysis solutions was also robust in the third quarter of 2011. On an overall basis, segment sales in the fourth quarter of 2011 are expected to grow on a year-over-year basis, but at a lower level than the first nine months of 2011.

Operating profit margins increased 320 basis points during the three months ended September 30, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 240 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. In addition, net higher overall operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 80 basis points.

Operating profit margins increased 200 basis points during the nine months ended September 30, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 210 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 10 basis points.

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

Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$734.6	$678.6	$2,133.2	$1,986.3
Operating profit	158.5	143.4	445.8	398.0
Depreciation and amortization	11.5	11.2	34.2	34.0
Operating profit as a % of sales	21.6%	21.1%	20.9%	20.0%
Depreciation and amortization as a % of sales	1.6%	1.7%	1.6%	1.7%

	% Change	% Change
Components of Sales Change	Three Months Ended September 30, 2011 vs. Comparable 2010 Period	Nine Months Ended September 30, 2011 vs. Comparable 2010 Period
Existing businesses	4.5%	3.5%
Acquisitions	1.0%	1.0%
Impact of currency translation	3.0%	3.0%

Total	8.5%	7.5%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine month periods and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a high single-digit rate during the three and nine months ended September 30, 2011 as compared to the comparable periods of 2010. Strong demand during the first half of 2011 for the businesses’ laboratory and process instrumentation product lines in the municipal and industrial markets moderated slightly during the third quarter 2011. While demand in the China municipal market increased on a year-over-year basis during both the three and nine month periods, the rate of growth continues to be below the prior year’s growth rate in that market. Sales in the business’ ultraviolet water treatment product line grew at a low teens rate and low double-digit rate during the three and nine month periods, respectively. Year-over-year sales in municipal markets of the ultraviolet water treatment products returned to growth in the third quarter after having declined in the first half of 2011. Sales in the business’ chemical treatment solutions product line grew on a year-over-year basis at a low double-digit rate during both the three and nine month periods due primarily to the addition of new customers in the U.S. market and to a lesser extent to continued international expansion.

Sales from existing businesses in the segment’s retail petroleum equipment businesses grew slightly during the three months ended September 30, 2011 and declined at a mid single-digit rate during the nine months ended September 30, 2011, in each case as compared to the comparable period of 2010. The year-over-year sales decline in the nine month period and slight growth in the three month period are primarily attributable to 2010 performance dynamics. The business generated strong sales of payment and point-of-sale retail solutions product offerings in 2010, particularly the first half of 2010, driven by deadlines for compliance with enhanced industry security standards.

During the third quarter of 2011, sales of the business’ automatic tank gauge products and dispensing equipment increased in North America, and to a lesser extent in Europe, which also contributed to the third quarter 2011 growth and partially offset the unfavorable impact of the difficult prior year comparison during the period. The adverse impact of the difficult prior year comparisons is expected to continue throughout 2011 although not to the same degree experienced in the first half of 2011.

Operating profit margins increased 50 basis points during the three months ended September 30, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 35 basis points from the favorable impact of continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. In addition, net higher operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 15 basis points.

Operating profit margins increased 90 basis points during the nine months ended September 30, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 95 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 5 basis points.

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

Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$1,567.4	$559.8	$2,898.8	$1,616.4
Operating profit	52.1	69.1	177.0	138.3
Depreciation and amortization	123.4	22.4	179.2	64.3
Operating profit as a % of sales	3.3%	12.3%	6.1%	8.6%
Depreciation and amortization as a % of sales	7.9%	4.0%	6.2%	4.0%

	% Change	% Change
Components of Sales Change	Three Months Ended September 30, 2011 vs. Comparable 2010 Period	Nine Months Ended September 30, 2011 vs. Comparable 2010 Period
Existing businesses	6.0%	7.5%
Acquisitions	168.5%	66.5%
Impact of currency translation	5.5%	5.5%

Total	180.0%	79.5%

Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a mid single-digit rate and high single-digit rate during the three and nine months ended September 30, 2011, respectively, as compared to comparable periods of 2010 primarily due to continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation. Demand for the business’ compact blood gas analyzer also remained strong. Increased European and emerging market demand for the business’ cardiac care instruments also contributed to year-over-year sales growth in both periods.

Sales from existing businesses in the segment’s life sciences instrumentation and pathology diagnostics businesses grew at a mid single-digit rate during the three and nine months ended September 30, 2011 as compared to the comparable periods of 2010. The pathology diagnostics existing businesses grew at high single-digit levels during both periods as a result of increased demand for advanced staining instruments and consumables, in addition to higher sales of core histology systems and consumables. Strong demand for confocal microscopy equipment serving the life sciences research and industrial markets resulted in a mid single-digit growth rate in the life sciences instrumentation business in both the three and nine month periods. A difficult prior year comparison resulting from first quarter 2010 sales associated with Japanese economic stimulus funding partially reduced the reported sales growth for the nine months ended September 30, 2011.

Sales from existing businesses in the segment’s mass spectrometry business grew at a low double-digit rate during the three months ended September 30, 2011 and at a low-teens rate during the nine month period, in each case as compared to the comparable period of 2010. Year-over-year growth in both periods was driven by strong demand for the business’ broad range of mass spectrometers serving both the academic and proteomic research markets and the applied markets. Sales grew in all major geographies during both periods.

Acquisition growth was primarily related to the acquisition of Beckman Coulter. The acquisition of Beckman Coulter has expanded the product portfolio of the Life Sciences & Diagnostics segment, adding new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research. The Company expects to realize significant cost synergies through the application of the Danaher Business System to Beckman Coulter and the combined purchasing power of the Company and Beckman Coulter. As described below, the acquisition adversely affected the segment’s operating profit margins during the three and nine month periods ended September 30, 2011 (primarily as a result of acquisition related charges related to adjusting inventory and deferred revenue balances to fair value and costs associated with certain restructuring and integration activities) and is also expected to adversely affect the segment’s operating profit margin during the fourth quarter 2011, but to a lesser extent than the third quarter and nine months ended September 30, 2011.

Operating profit margins decreased 900 basis points during the three months ended September 30, 2011 as compared to the comparable period of 2010. The dilutive effect of acquisitions, primarily related to costs associated with Beckman Coulter’s restructuring and integration activities, adversely impacted operating profit margins by 575 basis points. Acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period) also adversely impacted operating profit margins by 450 basis points. Higher sales volumes, continued productivity improvements and the benefit associated with resolution of certain legal contingencies, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 125 basis points.

Operating profit margins decreased 250 basis points during the nine months ended September 30, 2011 as compared to the comparable period of 2010. The dilutive effect of acquisitions, primarily related to costs associated with Beckman Coulter’s restructuring and integration activities, adversely impacted segment operating profit margins by 345 basis points. Acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in the 2010 comparable period) also adversely impacted operating profit margins by 175 basis points. Higher sales volumes and continued productivity improvements, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 270 basis points.

DENTAL

The Company’s Dental segment is a leading worldwide provider of a broad range of consumables and equipment for the dental market, focused on developing, manufacturing and marketing innovative solutions for dental professionals around the world.

Dental Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$492.6	$443.0	$1,460.8	$1,303.1
Operating profit	71.5	57.3	176.0	140.1
Depreciation and amortization	23.4	21.1	70.2	60.3
Operating profit as a % of sales	14.5%	12.9%	12.0%	10.8%
Depreciation and amortization as a % of sales	4.8%	4.8%	4.8%	4.6%

	% Change	% Change
Components of Sales Change	Three Months Ended September 30, 2011 vs. Comparable 2010 Period	Nine Months Ended September 30, 2011 vs. Comparable 2010 Period
Existing businesses	4.5%	5.5%
Acquisitions	2.5%	2.5%
Impact of currency translation	4.0%	4.0%

Total	11.0%	12.0%

Price increases throughout the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine months ended September 30, 2011 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s dental businesses grew at a mid single-digit rate during both the three and nine months ended September 30, 2011 as compared to the comparable periods of 2010. During the three and nine month periods, sales in the segment’s dental technologies business increased on a year-over-year basis in all major product lines, led by instruments in North America and Europe during the three month period, and led by imaging products, primarily in North America, during the nine month period. During both periods, sales in the business grew primarily in emerging markets and North America. Sales from existing businesses in the dental consumables businesses grew at a mid single-digit rate during the three and nine months ended September 30, 2011 as compared to the comparable period of 2010 driven primarily by increased demand for general dentistry consumables and orthodontic products and, to a lesser extent, infection control products. Sales grew in all major geographies during both periods.

Operating profit margins increased 160 basis points during the three months ended September 30, 2011 as compared to the comparable period of 2010. Higher sales volumes and continued productivity improvements (including cost reduction actions in the dental technologies businesses), net of the unfavorable impact of various sales, marketing and product development growth investments increased operating profit margins 200 basis points on a year-over-year basis. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 40 basis points.

Operating profit margins increased 120 basis points during the nine months ended September 30, 2011 as compared to the comparable period of 2010. Higher sales volumes and continued productivity improvements, including cost reduction actions in the dental technologies businesses, net of the unfavorable impact of costs associated with various sales, marketing and product development growth investments increased operating profit margin by 155 basis points on a year-over-year basis. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 35 basis points.

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

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$866.8	$714.2	$2,547.3	$2,065.2
Operating profit	187.2	151.4	549.3	421.4
Depreciation and amortization	18.1	13.2	51.4	41.1
Operating profit as a % of sales	21.6%	21.2%	21.6%	20.4%
Depreciation and amortization as a % of sales	2.1%	1.8%	2.0%	2.0%

	% Change	% Change
Components of Sales Change	Three Months Ended September 30, 2011 vs. Comparable 2010 Period	Nine Months Ended September 30, 2011 vs. Comparable 2010 Period
Existing businesses	9.5%	13.0%
Acquisitions	9.5%	8.0%
Impact of currency translation	2.5%	2.5%

Total	21.5%	23.5%

Price increases throughout the segment contributed 2.5% and 2.0% to sales growth on a year-over-year basis during the three and nine months ended September 30, 2011, respectively, and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s product identification businesses grew at a high single-digit rate during the three months ended September 30, 2011 and grew at a low double-digit rate during the nine month period, in each case as compared to the comparable period of 2010, primarily due to continued strong demand for core marking and coding equipment. Consumable sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth. Sales grew in all major geographies with particular strength in Europe.

Sales from existing businesses in the segment’s motion businesses grew at a mid single-digit rate during the three months ended September 30, 2011 and grew at a mid-teens rate during the nine month period, in each case as compared to the comparable period of 2010. Sales growth rates declined in the third quarter 2011 compared to growth rates in the first half 2011, in part due to easier prior year comparisons in the first half of 2011 as well as the impact of slowing demand on a global basis, primarily in the technology-related end markets. During the three month period, year-over-year sales increases in engineered solutions and linear and mechanical motion products more than offset slight sales declines in industrial automation.

Sales from existing businesses in the segment’s other businesses grew collectively at a low-teens rate during the three and nine months ended September 30, 2011 as compared to the comparable periods of 2010 due to generally higher demand in the majority of end-markets served.

On an overall basis, Industrial Technologies’ sales are expected to grow on a year-over-year basis during the fourth quarter 2011 but at lower levels than in the third quarter and first nine months of 2011.

Operating profit margins increased 40 basis points during the three months ended September 30, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 130 basis points from the favorable impact of higher sales volumes and continued productivity improvements. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 90 basis points.

Operating profit margins increased 120 basis points during the nine months ended September 30, 2011 as compared to the comparable period of 2010. Year-over-year operating profit margin comparisons benefited 175 basis points from the favorable impact of higher sales volumes and continued productivity improvements. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 55 basis points.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$4,518.1	$3,092.8	$11,575.5	$9,318.1
Cost of sales	2,313.4	1,480.9	5,664.2	4,631.9

Gross profit	2,204.7	1,611.9	5,911.3	4,686.2
Gross profit margin	48.8%	52.1%	51.1%	50.3%

Gross profit margins declined 330 basis points on a year-over-year basis during the three month period and increased 80 basis points during the nine month period. The year-over-year decline during the three month period primarily results from acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisitions of Beckman Coulter, AB Sciex, Molecular Devices and certain other businesses that adversely impacted gross profit margin comparisons by 195 basis points. The acquisition of Beckman Coulter, which has lower overall gross profit margins than the Company’s existing businesses, also adversely impacted the three month period gross profit margin comparisons. The favorable impact of higher year-over-year sales volumes in the three month period as well as continued productivity improvements partially offset these negative factors. The gross profit margin comparison for the nine month period reflects the benefit of 85 basis points from the contribution to the Apex joint venture at the beginning of the third quarter 2010 of certain of the Company’s Tools businesses, which had lower average gross profit margins than the remainder of the Company. The nine month period also reflects the favorable impact of higher year-over-year sales volumes and continued productivity improvements. The acquisition related charges referenced above adversely impacted gross margin comparison by 55 basis points.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$4,518.1	$3,092.8	$11,575.5	$9,318.1
Selling, general and administrative expenses	1,274.9	872.9	3,340.4	2,635.9
Research and development expenses	289.6	196.4	743.0	568.5
SG&A as a % of sales	28.2%	28.2%	28.9%	28.3%
R&D as a % of sales	6.4%	6.4%	6.4%	6.1%

Selling, general and administrative expenses as a percentage of sales were flat on a year-over-year basis for the three months ended September 30, 2011 and increased 60 basis points on a year-over-year basis for the nine months ended September 30, 2011. Continued investments in the Company’s sales growth initiatives and increased commission costs due to higher sales volumes were partially offset by the increased leverage of the Company’s cost base resulting from higher sales volumes during the nine months ended September 30, 2011. In addition, change in control payments to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition, as well as associated restructuring and integration charges, adversely impacted selling, general and administrative expenses as a percentage of sales during the three and nine month periods ended September 30, 2011.

Research and development expenses as a percentage of sales were flat on a year-over-year basis for the three months ended September 30, 2011 and increased 30 basis points on a year-over-year basis for the nine months ended September 30, 2011. The increase for the nine month period is primarily attributable to the contribution of most of the Company’s Tools and Components businesses to the Apex joint venture in the third quarter of 2010, as the contributed businesses had historically lower research and development spending as a percentage of sales relative to the overall Company average. Recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives also contributed to the increase.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, please refer to Note 8 to the Notes to the Consolidated Condensed Financial Statements.

Interest expense of $43 million in the three months ended September 30, 2011 was approximately $12 million higher than in the comparable period of 2010. Interest expense of $105 million in the nine months ended September 30, 2011 was approximately $15 million higher than in the comparable period of 2010. The increase in interest expense during both periods results primarily from the additional debt incurred during the second quarter of 2011 in connection with the Beckman Coulter acquisition.

Interest income of $0.4 million for the three months ended September 30, 2011 was lower on a year-over-year basis due to lower average cash balances during the period, while interest income of $5 million for the nine months ended September 30, 2011 was flat on a year-over-year basis.

INCOME TAXES

The Company’s effective tax rates related to continuing operations for the three and nine months ended September 30, 2011 were 9.9% and 19.9%, respectively, as compared to 22.2% and 24.1% for the three and nine months ended October 1, 2010, respectively. The effective tax rates in 2011 and 2010 are lower than the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The tax rates in 2011 are also lower due to recognition of tax benefits associated with the revaluation of international and domestic uncertain tax positions arising from a tax ruling, court decision, and lapse of certain tax statutes of limitations, in addition to adjustments of reserve estimates related to prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately $64.9 million (or $0.09 per diluted share) and $67.8 million (or $0.10 per diluted share) during the three month and nine months ended September 30, 2011, respectively. The tax rates in 2010 are also lower than the U.S. federal statutory rate due to favorable resolutions of certain international and domestic tax positions and the lapse of certain statutes of limitations. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately $14 million (or $0.02 per diluted share) and $18.6 million (or $0.03 per diluted share) for the three and nine months ended October 1, 2010, respectively.

The effective tax rate related to continuing operations for the balance of 2011 is expected to be approximately 24.5% based on projected taxable income, excluding the impact of any matters that would be treated as “discrete.” Because the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur, it is reasonably possible that the effective tax rate for 2011 may change and may be different in future periods.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Following is an overview of the Company’s cash flows and liquidity as of and for the nine months ended September 30, 2011:

Overview of Cash Flows and Liquidity

($ in millions)	Nine Months Ended
	September 30, 2011	October 1, 2010
Total operating cash flows from continuing operations	$1,894.0	$1,477.1

Purchases of property, plant and equipment	(218.0)	(140.2)
Cash paid for acquisitions and other investments	(6,087.1)	(1,568.1)
Proceeds from contribution of businesses to joint venture	12.5	45.2
Proceeds from sale of discontinued operations	680.1	—
Other sources (uses)	8.8	(4.3)

Net cash used in investing activities	(5,603.7)	(1,667.4)

Proceeds from the issuance of common stock	1,060.3	117.2
Proceeds of new borrowings, net of (repayments)	3,201.8	(9.1)
Repayments of long-term debt (primarily related to extinguishment of acquired Beckman Coulter obligations)	(1,594.6)	—
Payment of dividends	(44.1)	(39.1)

Net cash provided by financing activities	2,623.4	69.0

•

Operating cash flows from continuing operations, a key source of the Company’s liquidity, increased $417 million or approximately 28% during the first nine months of 2011 as compared to the first nine months of 2010.

•

Acquisitions constituted the most significant use of cash during the first nine months of 2011. The Company acquired seven businesses during the first nine months of 2011, including the acquisition of Beckman Coulter, for total consideration (net of cash acquired) of approximately $6.1 billion.

•

The Company financed the acquisition of Beckman Coulter using (1) approximately $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of approximately $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of approximately $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition. The Company also assumed approximately $1.6 billion of indebtedness and acquired approximately $450 million of cash in connection with the acquisition. During the third quarter, the Company retired substantially all of the acquired Beckman Coulter debt using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $32.9 million ($20.8 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the retirement of certain of the Beckman Coulter debt.

•	As of September 30, 2011, the Company held approximately $484 million of cash and cash equivalents.

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

Operating cash flows from continuing operations were $1.89 billion for the first nine months of 2011, an increase of $417 million, or 28% as compared to the comparable period of 2010. The increase in operating cash flows was attributable to a $105 million increase in earnings from continuing operations in the first nine months of 2011 as compared to the first nine months of 2010. Earnings for the first nine months of 2011 also reflect an increase of $147 million of depreciation and amortization expense as compared to the comparable period of 2010. The increased depreciation and amortization impacts earnings without a corresponding impact to operating cash flow. In addition, the aggregate of trade accounts receivable, inventory and accounts payable provided $37 million in operating cash flows during the first nine months of 2011, a $133 million improvement over the comparable period of 2010 during which these items used $96 million in operating cash flows. The operating cash flow impacts of additional income tax and benefit payments during the first nine months of 2011 as compared to the first nine months of 2010 were offset by the impact of the non-cash gain on the formation of the Apex joint venture recorded in the first nine months of 2010.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Net cash used in investing activities was $5.6 billion during the first nine months of 2011 compared to approximately $1.7 billion of net cash used in the first nine months of 2010. In 2011, the Company expects capital spending to approximate $350 million, though actual expenditures will ultimately depend on business conditions.

For a discussion of the Company’s acquisitions during the first nine months of 2011 and the divestiture of the Pacific Scientific Aerospace business, please refer to “ – Overview – Significant Acquisitions and Divestitures.”

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $2.6 billion during the first nine months of 2011 compared to $69 million provided during the first nine months of 2010.

For a description of the Company’s outstanding debt as of September 30, 2011, please refer to Note 8 of the Consolidated Condensed Financial Statements. As of September 30, 2011, the Company was in compliance with all of its debt covenants.

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

The net proceeds from the Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company pays interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company will pay interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year, commencing on December 23, 2011. The supplemental indentures under which the Notes were issued contain customary covenants, all of which the Company complied with as of September 30, 2011.

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

Also in connection with the acquisition of Beckman Coulter, on June 17, 2011, the Company entered into an unsecured, 364-day revolving credit facility providing for a borrowing capacity of up to $3.0 billion (the “364-Day Facility”). On June 27, 2011, following the completion of the offering of the Notes and in accordance with the terms of the 364-Day Facility, the Company reduced the aggregate commitments under the 364-Day Facility from $3.0 billion to $2.2 billion. On July 21, 2011, following the execution of the Multi-Year Facility (as defined below), the Company further reduced the aggregate commitments under the 364-Day Facility to $1.5 billion. Effective October 1, 2011 the Company reduced the aggregate commitments under the 364-Day Facility to $1.0 billion. The 364-Day Facility expires on June 16, 2012, subject to a one-year extension option at the request of the Company and with the consent of the lenders. In addition, on July 15, 2011, the Company replaced its existing $1.45 billion unsecured multi-year revolving credit facility with a $2.5 billion unsecured multi-year revolving credit facility that expires on July 15, 2016 (the “Multi-Year Facility” and together with the 364-Day Facility, the “Credit Facilities”).

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

As of September 30, 2011, the Credit Facilities provided credit support for the issuance of up to the full $4.0 billion of commercial paper capacity under the Company’s U.S. commercial paper program (such credit support was reduced to $3.5 billion when the commitments under the 364-Day Facility were reduced effective October 1, 2011). The Credit Facilities can also be used for working capital and other general corporate purposes. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave enough credit available under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. As of September 30, 2011, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under both facilities.

The Company satisfies its short-term liquidity needs primarily through issuances of commercial paper. Under the Company’s U.S. commercial paper program, the Company may issue and sell unsecured, short-term promissory notes with maturities not in excess of 397 days from the date of issue pursuant to an exemption from federal and state securities laws. The commercial paper notes are not redeemable prior to maturity and are not subject to voluntary prepayment. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Company issued U.S. dollar commercial paper to fund a portion of the purchase price for Beckman Coulter. During the third quarter, the Company issued additional U.S. dollar commercial paper to fund the retirement of substantially all of the Beckman Coulter debt (see below), and also repaid a portion of the outstanding U.S. dollar commercial paper balances. As of September 30, 2011, $1.6 billion of borrowings were outstanding under the Company’s U.S. dollar commercial paper program at a weighted average interest rate of 0.2% and a weighted average maturity of approximately 7 days. There was no outstanding Euro-denominated commercial paper as of September 30, 2011 or at any other time during the nine months ended September 30, 2011. The Company classified its borrowings outstanding under the commercial paper programs at September 30, 2011 as long-term borrowings in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Multi-Year Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.

In connection with the acquisition of Beckman Coulter, the Company also assumed indebtedness with a fair value of $1.6 billion (the “Beckman Notes”). During the quarter ended September 30, 2011, the Company retired substantially all of the Beckman Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $32.9 million ($20.8 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the retirement of certain of the Beckman Notes. The charge to earnings is reflected as loss on early extinguishment of debt in the accompanying Consolidated Condensed Statement of Earnings.

Aggregate cash payments for dividends during the first nine months of 2011 were $44 million. In addition, the Company declared a regular quarterly dividend of $0.025 per share payable on October 28, 2011 to holders of record on September 30, 2011.

The Company will continue to have cash requirements to support acquisitions, working capital needs and capital expenditures, to pay interest and service debt, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet such cash requirements, but in the event that additional liquidity is required the Company may also borrow additional amounts under its commercial paper program or the Credit Facilities and/or access the capital markets as needed for liquidity. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. As of September 30, 2011, the Company held approximately $484 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.2%. Of this amount, approximately $454 million was held outside the United States. Although repatriation of some foreign balances may be restricted by local laws, most of the amounts held outside the United States may be repatriated to the United States but, under current law, could potentially be subject to U.S. federal income taxes, less applicable foreign tax credits. No provisions for United States income taxes have been made with respect to earnings that are planned to be indefinitely reinvested outside the United States. At September 30, 2011, management believed that sufficient liquidity was available in the United States.

During the nine months ended September 30, 2011, the Company contributed approximately $44 million to the U.S. pension plan. During all of 2011, the Company expects to contribute approximately $50 million in aggregate to its U.S. plans, including amounts related to the acquired Beckman Coulter plan, although the ultimate amounts to be contributed will depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. During 2011, the Company expects to contribute approximately $47 million, including amounts related to the acquired Beckman Coulter plans, in employer contributions and unfunded benefit payments to its non-U.S. pension plans.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended September 30, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Instruments and Risk Management,” in the Company’s 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2011 to this information reported in the Company’s 2010 Annual Report on Form 10-K.

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

As the Beckman Coulter business previously reported in its filings with the Securities and Exchange Commission as a stand-alone company, the FDA indicated to Beckman Coulter early in 2010 that it believed certain modifications to Beckman Coulter’s AccuTnI troponin test kits as used on its UniCel DxI immunoassay systems and Access immunoassay systems were made without obtaining appropriate product clearances from the FDA. As a result, Beckman Coulter believes it cannot provide troponin test kits to new U.S. immunoassay customers until it obtains updated 510(k) clearances from the FDA. Beckman Coulter anticipates submitting updated 510(k) submissions for its troponin test kits to the FDA in the first quarter of 2012, although the ultimate timing of such submissions will depend upon clinical trial results and other factors.

In light of the troponin matter described above, Beckman Coulter in 2010 initiated a review of other product modifications where a decision was made not to seek clearance or approval from the FDA. This review is expected to continue into 2012. Beckman Coulter has also evaluated its internal processes and procedures regarding quality systems and product quality matters. As part of these reviews, Beckman Coulter has identified corrective actions that need to be made and may identify further required corrective actions, any of which could impact other products and adversely affect the business’ operating results. In addition, the FDA recently conducted inspections of five of the facilities operated by Beckman Coulter, all of which were completed in the second quarter of 2011. Beckman Coulter has received from the FDA Form 483 Inspectional Observations with respect to the completed inspections as well as a warning letter with respect to its Brea, California facility. The Form 483 observations and the warning letter dealt primarily with matters that are being addressed by Beckman Coulter’s compliance and quality system improvement initiatives. Beckman Coulter has responded to these Form 483 observations and to the warning letter and intends to work with the FDA to assure that it is addressing the issues raised.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Related to Forward-Looking Statements,” in Part I – Item 1A of Danaher’s 2010 Annual Report on Form 10-K and in Part I – Item 2 of Danaher’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011. There were no material changes during the quarter ended September 30, 2011 to the aforementioned risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the third quarter of 2011. On May 1, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of September 30, 2011, 20 million shares remained available for repurchase pursuant to this program.

During the third quarter of 2011, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 217,243 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion of LYONs to common stock does not impact the Company’s diluted earnings per share as the LYONs are considered a dilutive security in all periods presented.

Certain Irish employees of Beckman Coulter participate in the Beckman Coulter (Ireland) Share Participation Scheme, which allows the employees to use cash compensation to purchase shares of the publicly traded parent company of their business. In connection with Danaher’s acquisition of Beckman Coulter, the trustee under the scheme tendered the shares of Beckman Coulter common stock held in the scheme into the Danaher tender offer, and on August 8, 2011 used the proceeds therefrom to purchase 20,000 shares of Danaher common stock on the open market at a price of $42.376 per share pursuant to an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Credit Agreement, dated as of July 15, 2011, among Danaher Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and JP Morgan Chase Bank, N.A. as Documentation Agents, Banc of America Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers and the lenders referred to therein (3)

10.2	Description of compensation arrangements for non-management directors* (4)

10.3	Management Agreement dated July 22, 2011 by and between FJ900, Inc., Joust Capital, LLC and Joust Capital III, LLC (5)

10.4	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (6)

11.1	Computation of per-share earnings (7)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

*	Indicates management contract or compensatory plan, contract or arrangement

(1)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089).

(2)	Incorporated by reference to Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 12, 2011 (Commission File Number: 1-8089).

(3)	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 19, 2011 (Commission File Number: 1-8089).

(4)	Incorporated by reference to Exhibit 10.8 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089).

(5)	Incorporated by reference to Exhibit 10.9 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089). In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.3, except as to the referenced aircraft and the name of the counterparty.

(6)	Incorporated by reference to Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089). In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into additional interchange agreements with each of Joust Capital, LLC, Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.4, except as to the referenced aircraft and, in certain cases, the name of the counterparty

(7)	See Note 11, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.

(8)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended September 30, 2011 and October 1, 2010, (iii) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010, and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: October 19, 2011	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: October 19, 2011	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer