Form 10-K
period 2011-12-31
DANAHER CORP /DE/
filed 2012-02-24
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 1-8089

DANAHER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2200 Pennsylvania Ave. N.W., Suite 800W Washington, D.C.	20037-1701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-828-0850

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

    Yes   ☐     No  ☒

As of February 13, 2012, the number of shares of Registrant’s common stock outstanding was 689,294,694. The aggregate market value of common stock held by non-affiliates of the Registrant on July 1, 2011 was $30.8 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.

EXHIBIT INDEX APPEARS ON PAGE 112

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2012 Proxy Statement specifically incorporated herein by reference, the 2012 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report, in other documents filed with or furnished by us to the SEC, in our press releases or in our other communications through webcasts, conference calls and other presentations, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. These statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.

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

PART I

ITEM 1. BUSINESS

General

Danaher Corporation (“Danaher,” “Company,” “we,” “us,” “our”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries. Our business consists of five segments: Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies. We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for the types of products and services we provide;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.

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

Danaher Corporation, originally DMG, Inc., was organized in 1969 as a Massachusetts real estate investment trust. In 1978 it was reorganized as a Florida corporation under the name Diversified Mortgage Investors, Inc. (“DMI”) which in a second reorganization in 1980 became a subsidiary of a newly created holding company named DMG, Inc. DMG, Inc. adopted the name Danaher in 1984 and was reincorporated as a Delaware corporation in 1986.

Sales in 2011 by geographic destination were: North America, 46% (including 42% in the U.S.); Europe, 28%; Asia/Australia, 20%; and other regions, 6%. For additional information regarding sales by geography, please refer to Note 20 in the Consolidated Financial Statements included in this Annual Report.

Reportable Segments

The table below describes the percentage of our total annual revenues attributable to each of our five segments over each of the last three years. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 20 in the Consolidated Financial Statements included in this Annual Report.

	For the Years Ended December 31
Segment	2011	2010	2009
Test & Measurement	21%	23%	21%
Environmental	18%	22%	23%
Life Sciences & Diagnostics	29%	18%	14%
Dental	13%	15%	16%
Industrial Technologies	19%	20%	20%
Businesses contributed to the Apex joint venture	—	2%	6%

TEST & MEASUREMENT

Our Test & Measurement segment is a leading global provider of electronic measurement instruments and monitoring, management and optimization tools for communications and enterprise networks and related services. The segment’s products are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and install network equipment; and service providers who implement, maintain and manage communications networks and services. Sales for this segment in 2011 by geographic destination were: North America, 53%; Europe, 19%; Asia/Australia, 22%; and other regions, 6%.

We established our Test & Measurement business in 1998 through the acquisition of Fluke Corporation, and have expanded the business through numerous subsequent acquisitions, including the acquisition of Tektronix, Inc. in 2007 and Keithley Instruments, Inc. in 2010. Our Test & Measurement segment consists of the following lines of business.

Instruments

Our business designs, manufactures, and markets a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals. Our business also offers general purpose test products and video test, measurement and monitoring products used in electronic design, manufacturing and advanced technology development. The business’ general purpose test products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers, are used to capture, display and analyze streams of electrical data. We sell these products into a variety of industries with significant electronic content, including the communications, computer, consumer electronics, education, military/aerospace and semiconductor industries. Typical users include research and development engineers who use our general purpose test products to design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products. Our video test products include waveform monitors, video signal generators, compressed digital video test products and other test and measurement equipment used to enhance a viewer’s video experience. Typical users of these products include video equipment manufacturers, content developers and traditional television broadcasters.

Products in this business are marketed under the FLUKE, TEKTRONIX, KEITHLEY, RAYTEK, FLUKE BIOMEDICAL, AMPROBE and MAXTEK brands. Competition in the instruments business is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product, as well as the other factors described under “—Competition.” Sales in the instruments business are generally made through independent distributors and direct sales personnel.

Communications

The communications businesses offer network management solutions, handheld and fixed diagnostic equipment and security solutions, as well as related installation and maintenance services, for a wide range of private network applications as well fixed and mobile communications systems. Communications service providers use our products to ensure the reliability of their network equipment, expand their service offerings and operate their networks at ever-increasing loads. Typical users of the business’ products include network engineers, installers, operators, and technicians. Our network management tools help network operators continuously manage network performance and optimize the utilization, uptime and service quality of the network.

Products in this business are marketed under the TEKTRONIX, FLUKE NETWORKS, ARBOR, VISUAL NETWORKS and AIRMAGNET brands. Competition in the communications business is based on a number of factors, including product performance, technology and product availability as well as the other factors described under “—Competition.” Sales in the communications business are generally made through direct sales personnel as well as independent distributors and resellers.

Other Businesses

Matco Tools manufactures and distributes professional tools, toolboxes and automotive equipment through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics typically select tools based on relevant innovative features and the other factors described under “—Competition.” Hennessy Industries is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA and COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel, independent distributors, retailers, and original equipment manufacturers.

Test & Measurement segment manufacturing facilities are located in North America, Europe, and Asia.

ENVIRONMENTAL

Our Environmental segment provides products that help protect our water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Sales for this segment in 2011 by geographic destination were: North America, 48%; Europe, 26%; Asia/Australia, 16%; and other regions, 10%. Our Environmental segment consists of the following lines of business.

Water Quality

Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable and waste water in residential, commercial, industrial and natural resource applications. We entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Viridor Instrumentation in 2002, Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. To expand our presence in emerging markets, in 2009 we acquired Hexis Cientifica S/A, a leading distributor of scientific laboratory products in Brazil. Our water quality operations design, manufacture and market:

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

Typical users of our analytical instruments, ultraviolet disinfection systems, industrial water treatment solutions and related consumables and services include professionals in municipal drinking water and waste water treatment plants and industrial process water and waste water treatment facilities, third-party testing laboratories and environmental field operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering and the other factors described under “—Competition.” Our water quality business provides products under a variety of well-known brands, including HACH, HACH/LANGE, TROJAN TECHNOLOGIES and CHEMTREAT. Manufacturing facilities are located in North America, Europe, and Asia. Sales are made through our direct sales personnel, independent representatives and independent distributors and directly through our websites.

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

Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Customers in this industry choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographical coverage and the other factors described under “—Competition.” We market our retail/commercial petroleum products under a variety of brands, including GILBARCO, VEEDER-ROOT, and GILBARCO AUTOTANK. Manufacturing facilities are located in North America, Europe, Asia and Latin America. Sales are generally made through independent distributors and our direct sales personnel.

LIFE SCIENCES & DIAGNOSTICS

Our diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Our life sciences businesses offer a broad range of research and clinical tools that are used by scientists to study cells and cell components to gain a better understanding of complex biological matters. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools to study the causes of disease, identify new therapies and test new drugs and vaccines. Sales for this segment in 2011 by geographic destination were: Europe, 37%; North America, 31%; Asia/Australia, 27%; and other regions, 5%. Sales by geographic destination in 2012 are expected to differ from sales by geographic destination during 2011 as a result of the June 2011 acquisition of Beckman Coulter, Inc. (“Beckman Coulter”) discussed below. More of the segment’s 2012 sales are anticipated to be in North America as compared to any other geography.

Diagnostics

We established our diagnostics business in 2004 through the acquisition of Radiometer. We have expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006, Genetix in 2009 and Beckman Coulter in 2011, which more than doubled the size of the business. The diagnostics business consists of our core lab, acute care and pathology diagnostics businesses.

Our core lab diagnostics business is a leading manufacturer and marketer of biomedical testing instrument systems, tests and supplies that are used to evaluate and analyze samples made up of body fluids, cells and other substances. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in the hospital, outpatient and physician office settings. The business offers the following products:

•

Our chemistry systems use electrochemical detection and chemical reactions with patient samples to detect and quantify substances of diagnostic interest in blood and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins and enzymes.

•

Our immunoassay systems also detect and quantify chemical substances of diagnostic interest in body fluids, particularly in circumstances where more specialized diagnosis is required. Commonly performed immunoassay tests assess thyroid function, screen and monitor for cancer and cardiac risk and provide important information in fertility and reproductive testing.

•

Our cellular analysis business includes hematology, flow cytometry and coagulation products. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets). The business’ flow cytometry products rapidly sort, identify, categorize and characterize multiple types of cells in suspension, allowing clinicians to determine cell types and characteristics and analyze specific cell populations based on molecular differences. The business also distributes coagulation products, which rely on clotting, chromogenic and immunologic technologies to provide the detailed information that clinicians require to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy.

•

We also offer systems and workflow solutions that allow laboratories to automate a number of steps from the pre-analytical through post-analytical stages including sample barcoding/information tracking, centrifugation, aliquotting, storage and conveyance. These systems along with the analyzers above are controlled through laboratory level software that enables laboratory managers to monitor samples, results and lab efficiency.

Typical users of the business’ core lab diagnostics products include hospitals, physician’s offices, veterinary laboratories, reference laboratories and pharmaceutical clinical trial laboratories.

Our acute care diagnostics business is a leading worldwide provider of instruments and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers. Typical users of these products include hospital central laboratories, intensive care units, hospital operating rooms and hospital emergency rooms.

Our pathology diagnostics business is a leading histology company in the anatomical pathology market, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. Our pathology diagnostics products include tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; chemical and immuno-staining instruments, reagents, antibodies and consumables; slide coverslipping and slide/cassette marking instruments; and imaging instrumentation including slide scanners, microscopes, cameras and associated software. Typical users of these products include pathologists, lab managers and researchers.

Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” Our diagnostics business generally markets its products under the BECKMAN COULTER, LEICA BIOSYSTEMS, RADIOMETER and SURGIPATH brands. Manufacturing facilities are located in North America, Europe, Asia and Australia. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.

Life Sciences

We established our life sciences business in 2005 through the acquisition of Leica Microsystems, and have expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010 and Beckman Coulter, Inc. in 2011. The life sciences business consists of the following businesses.

Our microscopy business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization of, microscopic structures. Our microscopy products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes; and

•	specimen preparation products for electron microscopy; and

•	digital image capture and manipulation equipment.

Typical users of these products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters.

We also offer workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and capillary electrophoresis instrumentation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; and particle characterization instrumentation. The business also offers genome profiling services. Researchers use the business’ products to study biological function in the pursuit of basic research, therapeutic and diagnostic development. Typical users of these products include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.

Our mass spectrometry business is a leading global provider of high-end mass spectrometers. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. Our products utilize various combinations of quadrupole, time-of-flight and ion trap technologies, and are typically used in conjunction with a third party liquid chromatography instrument. Our mass spectrometer systems are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. To support our installations around the world, we provide implementation, validation, training, maintenance and support from our global services network. Typical users of our mass spectrometry products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians. We also provide high-performance bioanalytical measurement systems, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.

Customers in the life sciences industry select products based on a number of factors, including product quality and reliability, innovation (particularly productivity and sensitivity improvements), the product’s capacity to enhance productivity, product performance and ergonomics, access to a highly qualified service and support network and the other factors described under “—Competition.” Our life sciences business generally markets its products under the LEICA MICROSYSTEMS, BECKMAN COULTER, AB SCIEX and MOLECULAR DEVICES brands. Manufacturing facilities are located in Europe, Australia, Asia and North America. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.

DENTAL

Our Dental segment is a leading worldwide provider of a broad range of consumables, equipment and services for the dental market, which encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The market we serve encompasses the whole working environment of an oral health professional and we are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Sales for this segment in 2011 by geographic destination were: North America, 49%; Europe, 34%; Asia/Australia, 10%; and other regions, 7%.

We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographical coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006 and PaloDEx Group Oy in 2009. Today, our dental businesses develop, manufacture and market the following dental consumables and dental equipment:

•	orthodontic bracket systems and lab products;

•	impression, bonding and restorative materials;

•	endodontic systems and related consumables;

•	infection prevention products;

•	implant systems;

•	diamond and carbide rotary instruments.

•	digital imaging and other visualization and magnification systems;

•	air and electric handpieces and associated consumables; and

•	treatment units.

Typical customers and users of these products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, as well as educational, medical and governmental entities. Dental professionals choose dental products based on a number of factors including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the KAVO, GENDEX, iCAT, INSTRUMENTARIUM DENTAL, SOREDEX, PELTON & CRANE, DEXIS, ORMCO, KERR, PENTRON, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America and Latin America. Sales are primarily made through independent distributors and, to a lesser extent, through direct sales personnel.

INDUSTRIAL TECHNOLOGIES

Our Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers (“OEMs”) and systems integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. Sales for this segment in 2011 by geographic destination were: North America, 45%; Europe, 32%; Asia/Australia, 16%; and other regions, 7%. Our Industrial Technologies segment consists of the following lines of business.

Product Identification

Danaher’s product identification business is a leading global provider of equipment and consumables for variable printing, marking and coding on a wide variety of consumer and industrial products. We entered the product identification market through the acquisition of Videojet in 2002, and have expanded our product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003, Linx Printing Technologies PLC in 2005 and EskoArtwork in 2011. Our businesses design, manufacture, and market a variety of equipment used to print bar codes, date codes, lot codes, and other information on primary and secondary packaging. Our equipment can apply high-quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of line speeds, angles and locations on a product or package. With the recent acquisition of EskoArtwork, the business is now also a leading full service solutions provider for the digital packaging design and production market. Typical users of the product identification business’ products include food and beverage manufacturers, pharmaceutical manufacturers, retailers and commercial printing and mailing operations. Customers in this industry choose suppliers based on a number of factors, including printer speed and accuracy, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” Our product identification products are primarily marketed under the VIDEOJET, LINX, FOBA and ESKOARTWORK brands. Manufacturing facilities are located in North America, Europe, Latin America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

Motion

We are one of the leading worldwide providers of electromechanical motion control solutions for the industrial automation and packaging markets. We entered the motion control industry through the acquisition of Pacific Scientific Company in 1998, and subsequently expanded our product and geographic breadth with the acquisitions of American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002, among others. Our businesses provide a wide range of products including:

•	standard and custom motors;

•	drives;

•	controls; and

•	mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators).

These products are sold in various precision motion markets such as the markets for packaging equipment, medical equipment, robotics, circuit board assembly equipment, elevators and electric vehicles (such as lift trucks). Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the comprehensiveness of the supplier’s product offering, the geographical coverage offered by the supplier and the other factors described under “—Competition.” Our motion products are marketed under a variety of brands, including KOLLMORGEN, THOMSON, DOVER and PORTESCAP. Manufacturing facilities are located in North America, Europe, Latin America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

Other Businesses

Our sensors & controls products include instruments that monitor, sense and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems, as well as automatic identification solutions. These products are marketed under a variety of brands, including DYNAPAR, HENGSTLER, IRIS POWER, WEST, GEMS SENSORS, SETRA and QUALITROL. Sales are generally made through our direct sales personnel and independent distributors.

Our defense business designs, manufactures, and markets energetic material systems. Typical users of these products include defense systems integrators and prime contractors. Customers in this industry choose suppliers based on a number of factors, including the supplier’s experience with the particular technology or application in the defense industry and the other factors described under “—Competition.” Our defense products are typically marketed under the PACIFIC SCIENTIFIC ENERGETIC MATERIALS COMPANY brand. In February 2012, the Company sold its Kollmorgen Electro-Optical (“KEO”) business. The KEO business designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships and ground vehicles.

Jacobs Vehicle Systems (“JVS”) is a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 2 through 7 vehicles. Customers are primarily major manufacturers of class 2 through class 8 vehicles, and sales are typically made through our direct sales personnel.

Manufacturing facilities of our sensors & controls, defense and JVS businesses are located in North America, Latin America, Europe and Asia.

APEX TOOL GROUP JOINT VENTURE

In 2010, the Company entered into a joint venture with Cooper Industries, plc, combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors.

************************************

The following discussions of Materials, Intellectual Property, Competition, Seasonal Nature of Business, Working Capital, Backlog, Employee Relations, Research and Development, Government Contracts, Regulatory Matters, International Operations and Major Customers include information common to all of our segments.

Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications there may be a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in our supply chain, including in certain cases the use of alternative materials and qualification of multiple supply sources. During 2011 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”

Intellectual Property

We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher or its subsidiaries.

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

Seasonal Nature of Business

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end-markets that they serve. For example, European sales are often weaker in the summer months, sales to the United States government are often stronger in the third calendar quarter, medical and capital equipment sales are often stronger in the fourth calendar quarter and sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.

Backlog

The table below provides the unfulfilled orders attributable to each of our five segments at the end of 2011 and 2010 ($ in millions):

	As of December 31
Segment	2011	2010
Test & Measurement	$715	$641
Environmental	378	382
Life Sciences & Diagnostics	455	186
Dental	64	71
Industrial Technologies	555	534
Businesses contributed to the Apex joint venture	—	—

Total	$2,167	$1,814

We expect that a large majority of the unfilled orders as of December 31, 2011 will be delivered to customers within 3 to 4 months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.

Employee Relations

At December 31, 2011, we employed approximately 59,000 persons, of whom approximately 26,000 were employed in the United States and approximately 33,000 were employed outside of the United States. Of our United States employees, approximately 1,500 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”

Research and Development

The table below describes our research and development expenditures over each of the last three years, by segment and in the aggregate ($ in millions):

	For the Years Ended December 31
Segment	2011	2010	2009
Test & Measurement	$312	$258	$216
Environmental	153	136	116
Life Sciences & Diagnostics	341	193	117
Dental	78	73	52
Industrial Technologies	135	111	93
Businesses contributed to the Apex joint venture	—	3	6

Total	$1,019	$774	$600

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2011, 2010 or 2009.

Government Contracts

Although the substantial majority of our revenue in 2011 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”

Regulatory Matters

We face comprehensive government regulation both within and outside the United States relating to the development, manufacture, sale and distribution of our products and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”

Environmental Laws and Regulations

Our operations, products and services are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position, and we do not anticipate material capital expenditures for environmental control facilities. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”

In addition to environmental compliance costs, we from time to time incur costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. We have received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where we and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where we have been identified as a potentially responsible party under U.S. federal and state environmental laws. We have projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study, and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

We have made a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2011, the Company had a reserve of $141 million for environmental matters which are probable and reasonably estimable (of which $92 million are non-current), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters. Please see Note 9 to the Consolidated Financial Statements for additional information about our environmental reserves.

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

Medical Device and Other Healthcare Regulations

Certain of our products are classified as medical devices under the Federal Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Our medical device products are also regulated by comparable agencies in non-U.S. countries where our products are sold.

The FDA’s regulatory requirements include:

•	Establishment Registration. We must register with the FDA each facility where regulated products are developed or manufactured. The FDA periodically inspects these facilities.

•

Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, non-exempted product in the United States. For some of our products, this authorization is obtained by submitting a 510(k) pre-market notification, which simply provides data on the performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Other of our products must go through a formal pre-market approval process which includes the performance of clinical studies and may include review of the product by a scientific review panel.

•

Quality Systems. We are required to establish a quality system that includes procedures for ensuring regulated products are developed, manufactured and distributed in accordance with specified standards. We also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•	Labeling. The labeling for the products must contain specified information. In some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling.

•

Imports and Exports. The FDCA establishes requirements for importing and exporting products into and from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization.

•

Post-market Reporting. After regulated products have been distributed to customers, we may receive product complaints requiring us to investigate and report to the FDA certain events involving the products. We also must notify the FDA when we conduct recalls or certain types of field corrective actions involving our products.

In the European Union, a single medical device regulatory approval process exists. Regulated products must meet minimum standards of performance, safety, and quality (known as the “essential requirements”), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. Unlike United States regulations, which require virtually all devices to undergo some level of premarket review by the FDA, the EU regulations allow manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. Certain products must go through a more formal pre-market review process. We are also required to report device failures and injuries potentially related to product use in a timely manner to the competent authorities of the European Union countries. A number of other countries, including Australia, Brazil, Canada, China and Japan, have also adopted or are in the process of adopting standards for medical devices sold in those countries.

We are also subject to various laws regulating (1) fraud and abuse in the healthcare industry, and (2) the privacy and security of health information, including the United States federal regulations described below. Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations.

•

The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

•

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of personal health information, mandates the adoption of standards relating to the privacy and security of individually identifiable health information and requires us to report certain breaches of unsecured, individually identifiable health information.

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

In addition, certain of our products utilize radioactive material, and we are subject to federal, state and local regulations governing the management, storage, handling and disposal of these materials. For a discussion of risks related to our regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, please refer to “Item 1A. Risk Factors.”

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

	Year Ended December 31
Segment	2011	2010	2009
Test & Measurement	52%	49%	50%
Environmental	57%	53%	51%
Life Sciences & Diagnostics	66%	70%	73%
Dental	56%	58%	57%
Industrial Technologies	57%	55%	53%
Businesses contributed to the Apex joint venture	—	22%	20%

Total percentage of revenue derived from customers outside of the United States	58%	55%	53%

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets at the end of each of the last three years, by segment and in the aggregate (including assets held for sale):

	Year Ended December 31
Segment	2011	2010	2009
Test & Measurement	17%	17%	20%
Environmental	44%	44%	43%
Life Sciences & Diagnostics	31%	85%	89%
Dental	35%	34%	39%
Industrial Technologies	37%	24%	19%
Businesses contributed to the Apex joint venture	—	—	9%
Total percentage of long-lived assets located outside of the United States	31%	38%	38%

For additional information related to revenues and long-lived assets by country, please refer to Note 20 to the Consolidated Financial Statements and for information regarding deferred taxes by geography, please refer to Note 15 to the Consolidated Financial Statements.

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

Financial information about our international operations is contained in Note 20 of the Consolidated Financial Statements and information about the possible effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-US operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”

Major Customers

No customer accounted for more than 10% of consolidated sales in 2011, 2010 or 2009.

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

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Deterioration of or instability in the global economy and financial markets may adversely affect our business and financial statements.

Our business is sensitive to changes in general economic conditions, both inside and outside the U.S. During 2011, the global economy showed signs of recovering from the widespread recessionary conditions of 2008 and 2009, which witnessed record levels of unemployment in some countries and extreme volatility in and tightening of the capital and credit markets. However, uncertainty remains as to the overall rate and sustainability of the recovery, particularly in Europe, and we cannot assure you that we will not experience further recessionary conditions and other adverse effects from broad economic trends, or that any improvements will be broad-based and will benefit the markets we serve. The deterioration or instability of the economies and financial markets in the geographies in which we do business could adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

•	reducing demand for our products and services, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increasing price competition in our served markets;

•	resulting in supply interruptions, which could disrupt our ability to produce our products;

•	increasing the risk of impairment of goodwill and other long-lived assets; and

•

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

In particular, the European debt crisis and the instability and uncertainty relating to the Euro could constrain government budgets, limit the financing available to our suppliers and customers and adversely affect the economies and capital markets in Europe and other geographies, which could in turn adversely affect demand for our products, the availability of supplies and the value of our Euro-denominated assets and obligations.

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

In 2008, 2009 and 2011, we implemented significant restructuring activities across our businesses to adjust our cost structure. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) have the effect of reducing our available talent, assets and other resources and could slow improvements in our products and technologies, adversely affect our ability to respond to customers and limit our ability to increase production quickly as demand for our products increases. These circumstances could adversely impact our financial statements.

Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses product demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy as well as product and economic cycles can affect the spending decisions of these entities. Our product demand is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.

We face intense competition and if we are unable to compete effectively, we may experience decreased demand, decreased market share and price reductions for our products.

Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the diversity of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see “Item 1. Business – Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrate new markets, including in developing countries. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new products and product enhancements on a timely basis, our products will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	differentiate our offerings from our competitors’ offerings and avoid product commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights;

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and

•	encourage customers to adopt new technologies.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.

Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties and related shareholder lawsuits, could cause us to incur significant legal fees and could damage our reputation.

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the need to satisfy applicable closing conditions and antitrust and other regulatory approvals and the availability of affordable funding in the capital markets. In addition, competition for acquisitions in our current and anticipated business areas is significant and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions. Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies.

Our acquisition of businesses, including our acquisition of Beckman Coulter, could negatively impact our financial statements.

As part of our business strategy we acquire businesses in the ordinary course, some of which may be material; please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. In particular, as of the date of this report the acquisition of Beckman Coulter, Inc. in June 2011 was Danaher’s largest acquisition and has expanded Danaher’s business into new markets. Our acquisitions involve a number of financial, accounting, managerial, operational, legal and other risks and challenges, including the following, any of which could adversely affect our financial statements:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	Acquisitions could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Pre-closing and post-closing acquisition-related earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•	Acquisitions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•	We could experience difficulty in integrating personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition.

•

We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•

In connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

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

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated timeframe, and even after reaching a definitive agreement to sell a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures may dilute the Company’s earnings per share, have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold, such as lawsuits, tax liabilities, product liability claims and environmental matters. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.

Certain of our businesses are subject to extensive regulation by the FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by comparable agencies of other countries and by regulations governing radioactive or other hazardous materials (or the manufacture and sale of products containing such materials). For more information regarding these regulations please see “Item 1 – Business – Regulatory Matters.” We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) for our new products or modifications to existing products within the anticipated timeframe or at all, and if we do obtain such clearance it may be time-consuming, costly and restrictive. Our ability to obtain such regulatory clearances will depend on many factors, including our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances could change over time and may require the withdrawal of products from the market until such clearances are obtained. Failure to obtain such regulatory clearances before marketing our products, other violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, suspension or withdrawal of approvals and pre-market notification rescissions.

As Beckman Coulter previously reported in its filings with the Securities and Exchange Commission as a stand-alone company, the business is addressing issues raised by the FDA relating to its compliance and quality systems and product clearances for certain of its assays. These matters have been the subject of Form 483 Inspectional Observations and warning letters issued by the FDA to certain of the business’ facilities. Although the obtaining of regulatory clearances and other resolutions with respect to these matters depends upon many factors and the timing thereof cannot be predicted with certainty, the business is working diligently to address these issues. We are also subject to various laws regulating (1) fraud and abuse in the healthcare industry, and (2) the privacy and security of health information, including the federal regulations described in “Item 1 – Business – Regulatory Matters.” Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations. For more information regarding these regulations please see “Item 1 – Business – Regulatory Matters.”

Failure to comply with the regulations described above could result in the adverse effects referenced below under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.” Compliance with these and other regulations may also require us to incur significant expenses.

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial statements.

The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•

Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in Europe and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•

Beginning in 2013, the PPACA will also impose a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States as well as new reporting and disclosure requirements on medical device manufacturers.

•

Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services.

These changes may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services, increase our tax liabilities and increase our compliance and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our financial statements.

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our financial statements and reputation.

Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.

In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.” We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial statements and reputation or that we will not be subject to additional claims for personal injury or cleanup in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2011 will have a material effect on our financial statements.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

In addition to the anticorruption, environmental, health, safety and FDA-related regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:

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

•

We also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal fees. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the ISO, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements. For additional information regarding these risks, please refer to “Item 1. Business – Regulatory Matters.”

We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

At December 31, 2011, the net carrying value of our goodwill and other indefinite lived intangible assets totaled approximately $17.1 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite lived intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

Foreign currency exchange rates may adversely affect our financial statements.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services purchased overseas. Our sales and expenses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects.

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Please see the MD&A for a discussion of the factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax law and the ambiguity of tax laws, the subjectivity of factual interpretations and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities. Intercompany transactions associated with the sale of inventory, services and intellectual property are complex and can also affect our tax liabilities.

We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our financial statements.

We are subject to a variety of litigation and similar proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, make estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and similar proceedings will not exceed our estimates or adversely affect our financial statements and reputation. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and similar proceedings in excess of our reserves as of December 31, 2011 will have a material effect on our financial statements.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position and financial statements.

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

From time to time, we receive notices from third parties regarding intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position and financial statements. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our financial statements.

Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our business, reputation and financial statements.

Manufacturing or design defects in (including in products or components that we source from third parties), unanticipated use of, or inadequate disclosure of risks relating to the use of products that we make or sell can lead to personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Recalls, removals and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.

As of December 31, 2011, we had approximately $5.3 billion in outstanding indebtedness. In addition, based on the availability under our credit facilities as of December 31, 2011, we had the ability to incur an additional $1.5 billion of indebtedness in direct borrowings or under our outstanding commercial paper facilities. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.

Our current revolving credit facility and long-term debt obligations also impose certain restrictions on us; for more information please refer to the MD&A. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial condition. In addition, any failure to maintain the credit ratings assigned to us by independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase.

Adverse changes in our relationships with, or the financial condition, performance or purchasing patterns of, key distributors and other channel partners could adversely affect our financial statements.

Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products, and if they favor our competitors’ products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. Changes in the levels of inventory maintained by our distributors and other channel partners can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors in certain of our served industries, as well as the formation of large and sophisticated purchasing groups in industries such as healthcare, could adversely impact our profitability.

We may incur higher costs to produce our products if commodity prices rise.

As discussed in “Item 1. Business – Materials,” our manufacturing and other operations employ a wide variety of raw materials. Prices for and availability of these raw materials have fluctuated significantly in the past. Due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher raw material costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.

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

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

If we cannot adjust our manufacturing capacity to reflect the demand for our products, our profitability may suffer.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our profitability.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products to meet customer needs created by these regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Any significant change in any of these regulations could reduce demand for our products or increase our costs of producing these products. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, or the adoption of new regulations which our products and services are not positioned to address, could adversely affect demand for our products. In addition, the manner in which regulations and related regulatory deadlines impact demand for our products may be substantially different from period to period.

Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our productivity and results of operations.

We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our productivity and results of operations.

International economic, political, legal and business factors could negatively affect our financial statements.

In 2011, approximately 58% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in emerging markets, such as China, India and Brazil. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions (including safety and health issues);

•	trade protection measures and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.

Any of these risks could negatively affect our financial statements and growth.

If we suffer loss to our facilities, distribution systems or information technology systems due to catastrophe, attacks or other events, our operations could be seriously harmed.

Our facilities, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters. In addition, attacks on our information technology systems and networks could result in the compromising of confidential information, manipulation or destruction of data or improper use of our systems and networks. If any of these facilities, systems or networks were to experience a catastrophic loss or attack, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain with respect to these and other risks will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be insufficient or unavailable to protect us against losses.

Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.

The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase our funding obligations and adversely impact our financial statements.

We own a 50% interest in but do not control the Apex Tool Group joint venture, and as a result we may not be able to direct management of the joint venture in a manner that we believe is in Danaher’s best interests.

In 2010, Danaher and Cooper Industries plc formed a joint venture named Apex Tool Group LLC. Each company contributed its respective tools business to, and received a 50% interest in, the joint venture. Our joint venture partner may at any time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the joint venture. Since we do not control the joint venture, we may not be able to direct the management and operations of the joint venture in the manner that we believe is most appropriate. In addition, the joint venture agreement gives each party veto rights with respect to certain fundamental corporate actions, and as a result we cannot assure you that we could effect certain fundamental corporate actions that we believe would be in Danaher’s best interests. Any of these circumstances and any conflict that may arise between the parties could adversely impact our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Washington, D.C. in a facility that we lease. At December 31, 2011, we had approximately 241 significant manufacturing and distribution facilities worldwide. 123 of these facilities are located in the United States in over 40 states and 118 are located outside the United States in over 50 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, Latin America and Australia. These facilities cover approximately 22.8 million square feet, of which approximately 13.4 million square feet are owned and approximately 9.4 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Test & Measurement, 39;

•	Environmental, 41;

•	Life Sciences & Diagnostics, 79;

•	Dental, 23; and

•	Industrial Technologies, 59.

We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 13 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and experience of our executive officers as of February 10, 2012. All of our executive officers hold office at the pleasure of our Board of Directors.

Name	Age	Position	Officer Since
Steven M. Rales	60	Chairman of the Board	1984

Mitchell P. Rales	55	Chairman of the Executive Committee	1984

H. Lawrence Culp, Jr.	48	Chief Executive Officer and President	1995

Daniel L. Comas	48	Executive Vice President and Chief Financial Officer	1996

William K. Daniel II	47	Executive Vice President	2006

Thomas P. Joyce, Jr.	51	Executive Vice President	2002

James A. Lico	46	Executive Vice President	2002

James H. Ditkoff	65	Senior Vice President- Finance and Tax	1991

Jonathan P. Graham	51	Senior Vice President – General Counsel	2006

Robert S. Lutz	54	Senior Vice President – Chief Accounting Officer	2002

Daniel A. Raskas	45	Senior Vice President – Corporate Development	2004

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

Daniel L. Comas has served as Executive Vice President and Chief Financial Officer since 2005.

William K. Daniel II served as Vice President and Group Executive from 2006 until July 2008 and has served as Executive Vice President since July 2008.

Thomas P. Joyce, Jr. has served as Executive Vice President since 2006.

James A. Lico has served as Executive Vice President since 2005.

James H. Ditkoff has served as Senior Vice President-Finance and Tax since 2002.

Jonathan P. Graham has served as Senior Vice President-General Counsel since 2006.

Robert S. Lutz served as Vice President – Chief Accounting Officer from March 2003 to February 2010 and has served as Senior Vice President – Chief Accounting Officer since February 2010.

Daniel A. Raskas joined Danaher as Vice President – Corporate Development in November 2004 and has served as Senior Vice President – Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 13, 2012, there were approximately 3,616 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2011			2010
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$52.52	$45.99	$0.020	$40.38	$35.01	$0.020
Second quarter	$55.72	$51.11	$0.020	$43.65	$36.22	$0.020
Third quarter	$55.02	$40.52	$0.025	$41.43	$35.71	$0.020
Fourth quarter	$50.86	$40.42	$0.025	$47.35	$39.70	$0.020

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors. During the third quarter of 2011, the Company increased its regular quarterly dividend from $0.020 per share to $0.025 per share by declaring a dividend of $0.025 per share that was paid on October 28, 2011 to holders of record as of September 30, 2011.

Issuer Purchases of Equity Securities

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011. On May 11, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of December 31, 2011, 20 million shares remain available for repurchase pursuant to this program.

Recent Issuances of Unregistered Securities

During the fourth quarter of 2011, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 9,154 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share information)

	2011		2010		2009		2008		2007
Sales	$16,090,540		$12,550,033		$10,516,681		$11,980,633		$10,358,275
Operating profit	2,617,226		2,049,620		1,439,682		1,758,058		1,635,786

Net earnings from continuing operations	1,935,287		1,718,183	(b)	1,087,044		1,248,228		1,146,439
Earnings from discontinued operations, net of income taxes	236,977	(a)	74,817		64,660		69,403		223,465	(c)

Net earnings	2,172,264	(a)	1,793,000	(b)	1,151,704		1,317,631		1,369,904	(c)

Net earnings per share from continuing operations:
Basic	$2.86		$2.63	(b)	$1.69		$1.95		$1.84
Diluted	2.77		2.53	(b)	1.63		1.87		1.75

Net earnings per share from discontinued operations:
Basic	0.35	(a)	$0.11		$0.10		$0.11		$0.36	(c)
Diluted	0.34	(a)	0.11		0.10		0.10		0.34	(c)

Net earnings per share:
Basic	$3.21	(a)	$2.74	(b)	1.80	*	$2.06		$2.20	(c)
Diluted	3.11	(a)	2.64	(b)	1.73		1.98	*	2.09	(c)

Dividends per share	$0.09		$0.08		$0.06		$0.06		$0.05

Total assets	$29,949,447		$22,217,130		$19,595,420		$17,490,128		$17,471,935
Total debt	$5,305,192		$2,824,668		$2,933,209		$2,619,329		$3,726,244

(a)	Includes $328 million ($202 million after-tax or $0.29 per diluted share) gain on sale of the Company’s Pacific Scientific Aerospace business. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information.
(b)	Includes $291 million ($232 million after-tax or $0.34 per diluted share) gain on contribution of certain of the Company’s hand tools businesses to the Apex Tool Group, LLC (“Apex”) joint venture. Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional information.
(c)	Includes $211 million ($150 million after-tax or $0.23 per diluted share) gain on the sale of the Company’s power quality business.
*	Net earnings per share amounts do not add due to rounding.

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

OVERVIEW

General

Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2011, approximately 58% of Danaher’s sales were derived from customers outside the United States. As a global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the diversity of its products and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured, services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.

As a result of the Company’s geographic and industry diversity, the Company faces a variety of challenges and opportunities, including rapid technological development in most of the Company’s served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of the Company’s competitors. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth product segments, identify, consummate and integrate appropriate acquisitions, develop innovative new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force and continue to reduce costs and improve operating efficiency and quality. The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in emerging markets such as China, India and Brazil) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.

Business Performance and Outlook

While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased in 2011 as compared to 2010 resulting in aggregate year-over-year sales growth. In addition, the Company’s previous investment in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates during 2011 were led primarily by China and other emerging markets. Sales growth rates in developed markets were led by North America. Providing no significant deterioration in general economic conditions occurs, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during 2012 but at a moderating rate from that experienced during 2011, particularly in the Industrial Technologies segment, and to a lesser extent, the Test & Measurement segment.

The acquisition of Beckman Coulter, Inc. (“Beckman Coulter”) as discussed below provides additional sales and earnings growth opportunities for the Company’s Life Sciences and Diagnostics segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. For a discussion of the acquisition’s impact on the Company and segment results, please refer to the “Results of Operations” section of this MD&A.

Acquisitions and Divestitures

On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease and make treatment decisions. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment.

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

In addition to the acquisition of Beckman Coulter during 2011, the Company completed the acquisition of thirteen other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $669 million in cash, net of cash acquired. The additional businesses acquired manufacture and distribute products and/or provide services in the product identification, water quality, life sciences and diagnostic, test and measurement, retail petroleum and dental markets and were acquired to complement existing units of the Industrial Technologies, Environmental, Life Sciences & Diagnostics, Test & Measurement and Dental segments. The aggregate annual sales of the thirteen businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million.

In April 2011, the Company sold its Pacific Scientific Aerospace (“PSA”) business for a sale price of $680 million in cash. This business, which was part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. Upon closing of the transaction, the Company reported an after-tax gain on the sale of approximately $202 million or $0.29 per diluted share.

In November 2011, the Company entered into a definitive agreement to sell its integrated scanning system business (the “Accu-Sort businesses” or “ASI”) for a sale price of approximately $135 million in cash, and the sale was consummated in January 2012. In addition, in December 2011, the Company entered into a definitive agreement to sell its Kollmorgen Electro-Optical (“KEO”) business for a sale price of approximately $210 million in cash, and the sale was consummated in February 2012. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures, and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company expects to reflect an aggregate after-tax gain on the sale of these businesses of approximately $93 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.

The Company has reported the PSA, ASI and KEO businesses as discontinued operations in this Form 10-K. Accordingly, the results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations and the assets and liabilities of these businesses have been reclassified as held for sale for all periods presented.

During 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which included a 50% ownership position in the Applied Biosystems/MDS Sciex joint venture (“AB Sciex”) and a 100% ownership position in the Molecular Devices business (“Molecular Devices”). In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. In addition, during 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool manufacturing and distribution businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). For a full discussion of the Company’s 2010 acquisition activity and the Apex joint venture, refer “Liquidity and Capital Resources —Investing Activities”.

2011 Restructuring Activities

Consistent with the Company’s approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertain macro-economic environment, the Company incurred $179 million (including $120 million in the fourth quarter) of costs associated with restructuring activities. Included in the total restructuring costs are costs associated with the integration and restructuring of the Beckman Coulter business subsequent to the acquisition.

RESULTS OF OPERATIONS

Consolidated sales for the year ended December 31, 2011 increased 28.0% compared to 2010. Sales from existing businesses increased 7.0% on a year-over-year basis. The impact of currency translation increased reported sales by 2.5% as the U.S. dollar was, on average, weaker against other major currencies during 2011 as compared to exchange rate levels during 2010. The sales increase from acquired businesses more than offset the year-over-year sales decline attributable to the 2010 contribution of businesses to the Apex joint venture and on a net basis increased reported sales by 18.5%.

In this report, references to sales from existing businesses refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses, (2) 2010 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses and 2010 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in revenue (excluding sales from acquired businesses and 2010 sales attributable to the businesses contributed to the Apex joint venture) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. The Company excludes the effect of the 2010 sales attributable to the businesses contributed to the Apex joint venture because the Company did not recognize sales from those businesses in 2011.

Operating profit margins were 16.3% for each of the years ended December 31, 2011 and 2010. Year-over-year operating profit margin comparisons benefited 160 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions (net of the favorable impact to operating profit margin of contributing certain businesses to the Apex joint venture in July 2010) adversely impacted operating margin comparisons by 110 basis points. In addition, acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances (net of comparable acquisition related charges in 2010) adversely impacted operating profit margin comparisons by 50 basis points.

Operating profit margins were 16.3% in the year ended December 31, 2010 as compared to 13.7% for the year ended December 31, 2009. The increase in operating profit margins during 2010 is primarily a result of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons also benefited from approximately 160 basis points of incremental restructuring costs incurred during 2009 as compared to 2010. The favorable settlement of litigation with Align Technologies in the third quarter 2009 adversely impacted year-over-year operating profit margin comparisons by 75 basis points. The net dilutive effect of acquired businesses, 2009 divestitures and the operating profit margin impact of contributing certain businesses to the Apex joint venture in 2010 adversely impacted year-over-year operating profit margin comparisons by approximately 65 basis points. 2010 acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances as well as 2010 transaction costs deemed significant by the Company (net of comparable acquisition related charges and costs recorded in 2009) also adversely impacted year-over-year operating profit margin comparisons by 35 basis points as such charges and costs were greater in 2010 than in 2009. The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	For the Year Ended December 31
	2011	2010	2009
Test & Measurement	$3,390.9	$2,832.9	$2,221.3
Environmental	2,939.6	2,738.0	2,418.7
Life Sciences & Diagnostics	4,627.4	2,298.3	1,484.9
Dental	2,011.2	1,824.6	1,657.0
Industrial Technologies	3,121.4	2,540.6	2,126.9
Businesses contributed to Apex joint venture	—	315.6	607.9

Total	$16,090.5	$12,550.0	$10,516.7

TEST & MEASUREMENT

The Company’s Test & Measurement segment is a leading global provider of electronic measurement instruments and monitoring, management and optimization tools for communications and enterprise networks and related services. The segment’s products are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and install network equipment; and service providers who implement, maintain and manage communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.

Test & Measurement Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2011	2010	2009
Sales	$3,390.9	$2,832.9	$2,221.3
Operating profit	751.2	572.9	301.4
Depreciation and amortization	126.6	107.8	93.5
Restructuring and other related charges	18.8	—	67.7
Operating profit as a % of sales	22.2%	20.2%	13.6%
Depreciation and amortization as a % of sales	3.7%	3.8%	4.2%
Restructuring and other related charges as a % of sales	0.6%	—	3.0%

Components of Sales Growth

	2011 vs. 2010	2010 vs. 2009
Existing businesses	9.5%	17.0%
Acquisitions	8.0%	10.5%
Currency exchange rates	2.0%	—

Total	19.5%	27.5%

2011 COMPARED TO 2010

Year-over-year price increases in the segment had a negligible impact on sales growth during 2011.

During 2011, sales in the segment’s instrument businesses grew on a year-over-year basis due to increased demand for oscilloscopes and service and installation tools, partially offset by year-over-year declines in sales attributable to products serving the video end markets. Instrument sales grew in all major geographies during the year led by Asia and other emerging markets. Instrument sales grew primarily during the first three quarters of 2011 as fourth quarter 2011 sales were essentially flat compared to 2010. Sales of instruments are expected to continue to grow during 2012 on year-over-year basis, albeit at a rate lower than was experienced during 2011.

Sales in the segment’s communications businesses also grew during 2011 on a year-over-year basis, primarily in North America, as a result of strong demand for both network management solutions and core network enterprise solutions. Global demand for network security and analysis solutions was also robust in 2011.

Operating profit margins increased 200 basis points during 2011 as compared to 2010. Year-over-year operating profit margin comparisons benefited 220 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 20 basis points.

2010 COMPARED TO 2009

Year-over-year price increases in the segment had a negligible impact on sales growth during 2010.

During 2010, demand increased significantly for the business’ core instruments, including oscilloscopes, thermography products and digital multi-meters. Sales were strong in all major geographies, with particular strength in China. In addition, distributor inventory reductions that occurred in the first three quarters of 2009 due to the recessionary economic conditions did not continue into 2010 which positively impacted the year-over-year comparisons. Sales from existing businesses in the segment’s communications businesses grew at a low double-digit rate during 2010 on a year-over-year basis driven by strong demand for both network management solutions and core network enterprise solutions.

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

ENVIRONMENTAL

The Company’s Environmental segment provides products that help protect customers’ water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable, and waste water in residential, commercial, industrial and natural resource applications. Danaher’s retail/commercial petroleum business is a leading worldwide provider of products and services for the retail/commercial petroleum market.

Environmental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2011	2010	2009
Sales	$2,939.6	$2,738.0	$2,418.7
Operating profit	622.7	564.3	471.0
Depreciation and amortization	45.9	45.9	43.1
Restructuring and other related charges	7.5	—	31.7
Operating profit as a % of sales	21.2%	20.6%	19.5%
Depreciation and amortization as a % of sales	1.6%	1.7%	1.8%
Restructuring and other related charges as a % of sales	0.3%	—	1.3%

Components of Sales Growth

	2011 vs. 2010	2010 vs. 2009
Existing businesses	4.0%	10.5%
Acquisitions	1.5%	3.0%
Currency exchange rates	2.0%	(0.5%)

Total	7.5%	13.0%

2011 COMPARED TO 2010

Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2011 as compared to 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a high single-digit rate during 2011 as compared to 2010. Strong demand during the first half of 2011 for the businesses’ laboratory and process instrumentation product lines in the municipal and industrial markets moderated slightly during the second half of 2011. While demand in the China municipal market increased on a year-over-year basis during 2011, the rate of revenue growth for the year declined compared to the 2010 growth rate. Sales in the business’ ultraviolet water treatment product line grew at a low double-digit rate on a year-over-year basis as municipal markets returned to growth in the second half of the year, and in particular during the fourth quarter, after having declined in the first half of 2011. Sales in the segment’s ultraviolet water treatment product line are expected to decline in the first quarter 2012 on a year-over-year basis due, in large part, to a difficult prior year comparison resulting from strong industrial sales in the first quarter 2011. Sales in the business’ chemical treatment solutions product line also grew at a low double-digit rate on a year-over-year basis primarily due to the addition of new customers in the U.S. market and to a lesser extent to continued international expansion.

Sales from existing businesses in the segment’s retail/commercial petroleum equipment businesses declined at a low single-digit rate during 2011 as compared to 2010. The year-over-year sales decline during the period is primarily attributable to 2010 performance dynamics. The business generated strong sales of payment and point-of-sale retail solutions product offerings in 2010, particularly the first half of 2010, driven by deadlines for compliance with enhanced industry security standards. During 2011, increased demand for the business’ automatic tank gauge products and dispensing equipment in all major geographies resulted in year-over-year sales growth that partially offset the unfavorable impact of the difficult prior year comparison.

Operating profit margins increased 60 basis points during 2011 as compared to 2010. Year-over-year operating profit margin comparisons benefited 70 basis points from the favorable impact of higher sales volumes and continued productivity improvements net of the impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 10 basis points.

2010 COMPARED TO 2009

Price increases in the segment contributed 0.5% to sales growth during 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a low double-digit rate during 2010 as compared to 2009. Demand for the businesses’ laboratory and process instrumentation product lines was led by industrial markets and was stronger in all major geographies as compared to 2009. Sales in the business’ ultraviolet water treatment product line grew at a high single-digit rate during 2010. Solid year-over-year growth in the product line’s industrial and residential applications was partially offset by a difficult prior year comparison associated with a significant drinking water treatment project that favorably impacted revenues throughout 2009 and into the first half of 2010. Sales in the business’ chemical treatment solutions product line also grew during 2010 as compared to 2009 due, in part, to continuing expansion of the chemical treatment solutions product line outside of the U.S. market.

Sales from existing businesses in the segment’s retail/commercial petroleum equipment businesses grew at a low double-digit rate during 2010 as compared to 2009. Strong North American demand during 2010 for the business’ payment and point-of-sale retail solutions products was driven by enhanced industry security standards deadlines and contributed significantly to the year-over-year sales growth. Demand for dispensing equipment also increased in all major geographic regions due to an increase in capital spending by customers. Sales declines in the business’ vapor recovery product offerings in North America, primarily due to regulatory compliance deadlines in 2009 compared to 2010, partially offset these increases.

Operating profit margins increased 110 basis points in 2010 as compared to 2009. The increase in operating profit margins during the period is primarily a result of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for 2010 also benefited from approximately 100 basis points of incremental restructuring costs incurred in 2009 as compared to 2010. The dilutive effect of acquired businesses had a net adverse impact of 55 basis points on year-over-year operating profit margin comparisons, partially offsetting these favorable year-over-year factors. Incremental year-over-year investments in 2010 compared to 2009 associated with the segment’s emerging market growth initiatives also negatively impacted year-over-year operating profit margin comparisons.

LIFE SCIENCES & DIAGNOSTICS

The Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences businesses offer a broad range of research and clinical tools that scientists use to study cells and cell components to gain a better understanding of complex biological processes. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools to study the causes of disease, identify new therapies and test new drugs and vaccines.

Life Sciences & Diagnostics Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2011	2010	2009
Sales	$4,627.4	$2,298.3	$1,484.9
Operating profit	402.3	227.9	179.6
Depreciation and amortization	297.2	90.7	56.6
Restructuring and other related charges	100.9	—	16.7
Operating profit as a % of sales	8.7%	9.9%	12.1%
Depreciation and amortization as a % of sales	6.4%	3.9%	3.8%
Restructuring and other related charges as a % of sales	2.2%	—	1.1%

Components of Sales Growth

	2011 vs. 2010	2010 vs. 2009
Existing businesses	7.0%	9.0%
Acquisitions	91.0%	46.0%
Currency exchange rates	3.5%	—

Total	101.5%	55.0%

2011 COMPARED TO 2010

Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2011 as compared to 2010 and are reflected as a component of the change in sales from existing businesses.

The significant growth related to acquisitions was primarily attributable to the acquisition of Beckman Coulter in June 2011 which significantly expanded the segment’s product and service offerings, as further described below.

Sales from existing businesses in the segment’s acute care diagnostics business grew at a high single-digit rate during 2011 as compared to 2010 primarily due to continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation and new instrument placements, primarily in Europe, China and other Asian markets. Demand for the business’ compact blood gas analyzer also remained strong, particularly in emerging markets. Increased European and emerging market demand for the business’ cardiac care instruments also contributed to year-over-year sales growth. Sales from existing businesses in the segment’s pathology diagnostics business also grew at a high single-digit rate during 2011 as compared to 2010 as a result of increased demand for advanced staining instruments and consumables, as well as higher sales of core histology systems and consumables, primarily in North America and emerging markets, and to a lesser extent, Europe. The acquisition of Beckman Coulter has significantly expanded the segment’s product portfolio in the area of clinical diagnostics through the addition of new and complementary product and service offerings.

Sales from existing businesses in the segment’s microscopy businesses grew at a mid single-digit rate during 2011 as compared to 2010 as a result of strong demand for confocal and compound instrumentation serving the life sciences research and industrial markets, particularly in China and the emerging markets, and to lesser extent, Europe. A difficult prior year comparison resulting from first quarter 2010 sales associated with Japanese economic stimulus funding partially reduced the reported sales growth for 2011. Strong demand for the business’ broad range of mass spectrometers serving both the academic and proteomic research markets as well as the applied markets resulted in a low double-digit growth rate from sales from existing businesses in the segment’s mass spectrometry business during 2011 as compared to 2010. Sales from existing businesses in the mass spectrometry business grew in all major geographies during 2011 led by strong performance in the Asia Pacific region and North America and to a lesser extent Europe. The acquisition of Beckman Coulter has also expanded the segment’s product portfolio in the area of life sciences research through the addition of new and complementary product and service offerings.

Operating profit margins decreased 120 basis points during 2011 as compared to 2010. The dilutive effect of acquisitions, primarily related to costs associated with Beckman Coulter’s restructuring and integration activities, adversely impacted segment operating profit margins by 295 basis points. Acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in 2010) also adversely impacted operating profit margins by 95 basis points. Higher sales volumes and continued productivity improvements, net of the impact of costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 270 basis points. The Company expects to realize significant cost synergies through the application of the Danaher Business System to Beckman Coulter and the combined purchasing power of the Company and Beckman Coulter.

Depreciation and amortization as a percentage of sales increased during 2011 primarily as a result of the increase in amortization expense associated with the intangible assets acquired in connection with the Beckman Coulter acquisition. In addition, as a majority of the Beckman Coulter customers enter into operating-type lease arrangements for the use of the business’ instrumentation, depreciation expense increased on a year-over-year basis. Depreciation and amortization expense in the segment is expected to continue to be higher than the segment’s historical depreciation and amortization expense levels for these same reasons.

2010 COMPARED TO 2009

Sales growth from acquisitions was primarily attributable to the acquisition of AB Sciex and Molecular Devices in January 2010. Year-over-year price increases in the segment had a negligible impact on sales growth during 2010.

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

Operating profit margins decreased 220 basis points during 2010 as compared to 2009. Acquisition related charges during 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances, primarily related to the AB Sciex and Molecular Devices acquisitions, as well as 2010 transaction costs deemed significant by the Company (in each case net of comparable acquisition related charges and costs recorded in 2009) adversely impacted year-over-year operating profit margin comparisons by 270 basis points as such charges and costs were greater in 2010 than in 2009. The net dilutive effect of acquired businesses had an adverse impact of 265 basis points on year-over-year operating profit margin comparisons. The favorable impact of higher sales volumes in 2010 compared to 2009, cost savings attributable to the Company’s 2009 restructuring activities and 50 basis points of incremental restructuring costs incurred in 2009 as compared to 2010 partially offset these adverse impacts.

DENTAL

The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.

Dental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2011	2010	2009
Sales	$2,011.2	$1,824.6	$1,657.0
Operating profit before Align gain	236.1	203.3	130.8
Impact of Align gain	—	—	85.1

Total operating profit	236.1	203.3	215.9
Depreciation and amortization	94.0	81.7	71.3
Restructuring and other related charges	28.3	—	43.8
Operating profit as a % of sales	11.7%	11.1%	13.0%
Depreciation and amortization as a % of sales	4.7%	4.5%	4.3%
Restructuring and other related charges as a % of sales	1.4%	—	2.6%

Components of Sales Growth

	2011 vs. 2010	2010 vs. 2009
Existing businesses	4.5%	4.5%
Acquisitions	2.5%	6.5%
Currency exchange rates	3.0%	(1.0%)

Total	10.0%	10.0%

2011 COMPARED TO 2010

Price increases throughout the segment contributed 1.0% to sales growth on a year-over-year basis during 2011 as compared to 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the dental consumables businesses grew at a mid single-digit rate in 2011 driven primarily by increased demand for general dentistry consumables and orthodontic products and, to a lesser extent, infection control products. Sales in the dental consumables business grew in all major geographies. Sales from existing businesses in the segment’s dental equipment business grew on a year-over-year basis at a mid single-digit rate due to strong imaging and instrument product demand. Increased sales of imaging products were led by North America, and to lesser extent, the emerging markets, while instrument sales growth was driven largely by North America and Europe.

Operating profit margins increased 60 basis points during 2011 as compared to 2010. Higher sales volumes and continued productivity improvements, including cost reduction actions in the dental equipment businesses, net of the impact of costs associated with various sales, marketing and product development growth investments increased operating profit margin by 95 basis points on a year-over-year basis. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 35 basis points.

2010 COMPARED TO 2009

Price increases throughout the segment contributed 0.5% to sales growth during 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the dental consumables businesses were essentially flat in 2010 as compared to 2009. Robust demand for orthodontia products throughout 2010 in addition to increased sales of infection control products were offset by weak demand for general dentistry consumables (primarily during the first three quarters of 2010) primarily as a result of adjustments to inventory levels in distribution channels that occurred during those periods. Demand in the general dentistry consumable businesses increased sequentially in the fourth quarter 2010 as inventories in the distribution channels returned to more normalized levels. Sales from existing businesses in the segment’s dental equipment businesses grew at a low double-digit rate and increased in all major product categories during 2010 as compared to 2009. Growth was led by increased sales in the imaging product lines as a result of strong demand for 3D equipment and a new digital x-ray sensor. Year-over-year demand also increased for the business’ instruments and treatment units. Imaging product sales were particularly strong in North America and Asia, while instrument and treatment unit sales were particularly strong in Europe.

Operating profit margins decreased 190 basis points during 2010 as compared to 2009. The decrease in operating profit margins was largely due to the favorable settlement of litigation with Align Technologies that occurred in 2009 and adversely impacted year-over-year operating profit margin comparisons by 515 basis points. The dilutive effect of acquired businesses had a net adverse impact of 10 basis points on year-over-year operating profit margin comparisons. The favorable impact of higher sales volumes during 2010 compared to 2009, cost savings attributable to the Company’s 2009 restructuring activities and 145 basis points of incremental restructuring costs incurred in 2009 as compared to 2010 partially offset these adverse impacts.

INDUSTRIAL TECHNOLOGIES

The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial

Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, defense and engine retarder businesses. The Company sold its Pacific Scientific Aerospace business in April 2011, its Accu-Sort business in January 2012 and its Kollmorgen Electro-Optical business in February 2012. These businesses were previously reported as part of the Industrial Technologies segment and all current and prior year results of the segment have been adjusted to exclude the results of these discontinued operations.

Industrial Technologies Segment Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2011	2010	2009
Sales	$3,121.4	$2,540.6	$2,126.9
Operating profit	655.0	513.3	297.5
Depreciation and amortization	65.8	51.5	51.5
Restructuring and other related charges	23.8	—	52.7
Operating profit as a % of sales	21.0%	20.2%	14.0%
Depreciation and amortization as a % of sales	2.1%	2.0%	2.4%
Restructuring and other related charges as a % of sales	0.8%	—	2.5%

Components of Sales Growth

	2011 vs. 2010	2010 vs. 2009
Existing businesses	11.5%	19.0%
Acquisitions	9.5%	0.5%
Currency exchange rates	2.0%	—

Total	23.0%	19.5%

2011 COMPARED TO 2010

Price increases throughout the segment contributed 2.5% to sales growth on a year-over-year basis during 2011 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s product identification businesses grew at a high single-digit rate on a year-over-year basis during 2011, primarily due to continued strong demand for core marking and coding equipment. Consumable sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth. Sales grew in all major geographies. The 2011 acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging and design and production market, provides additional sales and earnings growth opportunities for the segment by expanding the businesses’ product line diversity and through the potential acquisition of complementary businesses.

Sales from existing businesses in the segment’s motion businesses grew at a high single-digit rate during 2011. Sales growth rates declined in the second half of 2011 compared to growth rates in the first half of 2011, in part due to easier prior year comparisons in the first half of 2011 as well as the impact of slowing demand on a global basis in the second half of 2011, primarily in the technology-related and solar end markets. Year-over-year sales increases in engineered solutions and linear and mechanical motion products during the second half of 2011 more than offset sales declines in industrial automation that occurred primarily in the fourth quarter 2011. Sales grew in all major geographies. Year-over-year sales are expected to decline in the first quarter 2012 due, in part, to softness in technology-related end markets and also due to anticipated lower demand for engineered solutions.

Sales from existing businesses in the segment’s other businesses grew collectively at a mid-teens rate during 2011 as compared to 2010 due to generally higher demand in the majority of end-markets served.

Operating profit margins increased 80 basis points during 2011 as compared to 2010. Year-over-year operating profit margin comparisons benefited 135 basis points from the favorable impact of higher sales volumes and continued productivity improvements. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 55 basis points.

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

Sales from existing businesses in the segment’s other businesses grew collectively at a high-teens digit rate during 2010 as compared to 2009 due to generally higher demand in most major end-markets.

Operating profit margins increased 620 basis points during 2010 as compared to 2009. The increase in operating profit margins reflects the impact of higher sales volumes in 2010 compared to 2009 as well as cost savings attributable to the Company’s 2009 restructuring activities. Year-over-year operating margin comparisons for 2010 also benefited from approximately 175 basis points of incremental restructuring costs incurred in 2009 as compared to 2010. The divestiture of certain lower margin businesses and product lines in the fourth quarter 2009 in connection with the Company’s restructuring activities also favorably impacted year-over-year operating profit margin comparisons by 50 basis points.

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2011	2010	2009
Sales	$16,090.5	$12,550.0	$10,516.7
Cost of sales	7,913.9	6,145.5	5,446.6

Gross profit	8,176.6	6,404.5	5,070.1
Gross profit margin	50.8%	51.0%	48.2%

Gross profit margins decreased 20 basis points during 2011 as compared to 2010. The combination of the acquisition of Beckman Coulter, which has lower overall gross profit margins than the Company’s existing businesses, and 35 basis points of incremental restructuring costs incurred during 2011 compared to 2010 adversely impacted gross profit margin comparisons. In addition, acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of Beckman Coulter (net of comparable acquisition related charges in 2010 relating primarily to the AB Sciex, Molecular Devices and certain other acquisitions) adversely impacted gross profit margin comparisons by 45 basis points. Higher year-over-year sales volumes and continued productivity improvements partially offset these adverse impacts. The gross profit margin comparison also reflects the benefit of 65 basis points from the contribution to the Apex joint venture at the beginning of the third quarter 2010 of certain of the Company’s hand tools businesses, which had lower average gross profit margins than the remainder of the Company.

Gross profit margins for 2010 increased 280 basis points from 2009. The year-over-year increase reflects the impact of higher sales volumes as compared to 2009, year-over-year cost savings attributable to the Company’s 2009 restructuring activities and 90 basis points of incremental restructuring costs incurred during 2009 as compared to 2010. Gross profit margins during 2010 also benefited from the contribution to the Apex joint venture at the beginning of the third quarter of certain of the Company’s hand tools businesses. Acquisition related charges recorded in 2010 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of AB Sciex, Molecular Devices and certain other acquisitions adversely impacted gross profit margin comparisons by approximately 30 basis points.

OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2011	2010	2009
Sales	$16,090.5	$12,550.0	$10,516.7
Selling, general and administrative (“SG&A”) expenses	4,607.7	3,603.7	3,115.3
Research and development (“R&D”) expenses	1,018.5	774.0	600.3
SG&A as a % of sales	28.6%	28.7%	29.6%
R&D as a % of sales	6.3%	6.2%	5.7%

Selling, general and administrative expenses as a percentage of sales decreased 10 basis points on a year-over-year basis for 2011 as compared to 2010. Increased leverage of the Company’s cost base resulting from higher sales volumes during 2011 was partially offset by 60 basis points of incremental restructuring costs incurred during 2011 compared to 2010 and continued investments in the Company’s sales growth initiatives. In addition, change in control payments to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition adversely impacted selling, general and administrative expenses as a percentage of sales during 2011.

Selling, general and administrative expenses as a percentage of sales decreased 90 basis points on a year-over-year basis in 2010 as compared to 2009. The decrease in selling, general and administrative expenses as a percentage of sales in 2010 reflects the benefit of increased leverage of the Company’s cost base resulting from higher sales volumes during 2010 as compared to 2009, in addition to 70 basis points of incremental restructuring costs incurred during 2009 as compared to 2010. Incremental year-over-year investments in the Company’s sales growth initiatives, increased commission costs due to the higher sales volumes and the dilutive effect of certain recently acquired businesses and those businesses’ higher relative operating expense structures partially offset these year-over-year improvements.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 10 basis points on a year-over-year basis during 2011. Recently acquired businesses with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives primarily contributed to the increase. The increase also reflects the contribution of most of the Company’s hand tools businesses to the Apex joint venture in the third quarter of 2010, as the contributed businesses had historically lower research and development spending as a percentage of sales relative to the overall Company average.

Research and development expenses as a percentage of sales increased 50 basis points during 2010 on a year-over-year basis. The increase is primarily attributable to the contribution of the Company’s hand tools businesses to the Apex joint venture. Overall research and development costs also increased in 2010 compared to 2009 due to recently acquired businesses, primarily AB Sciex and Molecular Devices, with higher average research and development expenditures as well as continued investment in the Company’s new product development initiatives.

EARNINGS FROM UNCONSOLIDATED JOINT VENTURE

In July 2010 the Company closed on the formation of the Apex joint venture. As of the closing of the transaction, the Company deconsolidated its contributed businesses and commenced accounting for its investment in the joint venture based on the equity method of accounting. The equity in the earnings of Apex, reflecting the Company’s 50% ownership position subsequent to the formation, is reflected in the earnings from unconsolidated joint venture caption in the Consolidated Statements of Earnings.

The impact on the Company’s results of operations from (1) the contributed business prior to the formation of Apex, and (2) the Company’s equity in the earnings of Apex subsequent to the formation of Apex, is reflected in the table below ($ in millions):

	For the Year Ended December 31
	2011	2010	2009
Prior to formation of Apex
Sales	—	$315.6	$607.9
Operating profit	—	41.5	63.9
Subsequent to formation of Apex
Earnings from unconsolidated joint venture	$66.8	22.8	—

Earnings from unconsolidated joint venture increased $44 million for 2011 as compared to 2010, primarily due to a full year of earnings in 2011 as compared to only six months of earnings in 2010 following the closing of the formation of the joint venture in July 2010.

INTEREST COSTS

For a description of the Company’s outstanding indebtedness, please refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.

Interest expense of $142 million in 2011 was approximately $24 million higher than 2010 interest expense of $117 million. The increase in interest expense during 2011 results primarily from the additional debt incurred during the second quarter of 2011 in connection with the Beckman Coulter acquisition. The Company’s average commercial paper borrowings were also higher in 2011 as compared to 2010, in large part due to borrowings used to partially fund the acquisition of Beckman Coulter. Interest expense in 2010 was essentially flat compared to interest expense in 2009.

Interest income of $5 million, $6 million and $5 million in 2011, 2010 and 2009, respectively, was essentially flat on a year-over-year basis.

INCOME TAXES

General

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.

The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies and changes in tax laws. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, please refer to “—Cash and Cash Requirements” below.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitation, reserves are adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors”.

Year-Over-Year Changes in Tax Provision and Effective Tax Rate

The Company’s effective tax rate related to continuing operations for the years ended December 31, 2011, 2010 and 2009 was 20.9%, 22.9% and 18.0%, respectively.

The Company’s effective tax rate for each of 2011, 2010 and 2009 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. In addition, the effective tax rate in 2011 is lower than the U.S. statutory rate due to recognition of tax benefits associated with favorable resolution of certain international and domestic uncertain tax positions as a result of a tax ruling, court decision, and lapse of certain tax statutes of limitations, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 240 basis points in 2011.

The effective tax rate of 22.9% in 2010 is also lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolutions of certain international and domestic tax positions and the lapse of certain statutes of limitations. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 60 basis points in 2010.

The Company’s 2009 effective tax rate of 18.0% is also lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolution of certain international and domestic uncertain tax positions and the lapse of certain tax statutes of limitations, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 730 basis points in 2009.

The effective tax rate for 2012 is expected to be approximately 24%. The anticipated increase from the 2011 rate is partially attributable to the research and experimentation credit that expired at the end of 2011.

INFLATION

The effect of broad based inflation on the Company’s revenues and net earnings was not significant in the years ended December 31, 2011, 2010 or 2009.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk, equity prices and commodity prices, each of which could impact its financial statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating profit as a whole.

Interest Rate Risk

The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2011, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from its underlying common stock) by approximately $162 million. However, since the Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, the impact of market interest rate fluctuations on the Company’s fixed-rate long-term debt does not affect the Company’s results of operations or stockholders’ equity.

As of December 31, 2011, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar commercial paper borrowings and to a lesser extent, floating rate senior notes due 2013. As a result the Company’s primary interest rate exposure results from changes in short-term U.S. dollar interest rates. Refer to Note 10 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2011. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2011, a 150% increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $2 million. A 150% hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2011. In 2011, a 65% increase in average market interest rates on the Company’s $300 million floating rate senior notes due 2013 would have increased the Company’s interest expense by approximately $1 million. A 65% hypothetical fluctuation is used as the Company’s actual coupon interest rates fluctuated near that amount during 2011.

Currency Exchange Rate Risk

The Company faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries. The Eurobond Notes described below provide a natural hedge to a portion of the Company’s European net asset position. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries, net of the translation effect of the Company’s Eurobond Notes, is reflected in the accumulated other comprehensive income component of stockholders’ equity. A 10% depreciation in major currencies, relative to the U.S. dollar at December 31, 2011 (net of the translation effect of the Company’s Eurobond Notes) would result in a reduction of stockholders’ equity of approximately $584 million.

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

Currency exchange rates increased reported 2011 sales by 2.5% on a year-over-year basis as the U.S. dollar was, on average, slightly weaker against other major currencies during 2011 as compared to exchange rate levels during 2010. The impact on reported sales due to the strengthening of the U.S. dollar in the fourth quarter 2011 was more than offset by the impact of the U.S. dollar’s weakness against other major currencies during the first three quarters of 2011.

As a result of the recent strengthening of the U.S. dollar against other major currencies, if the exchange rates in effect as of December 31, 2011 prevail throughout 2012, currency exchange rates would negatively impact 2012 reported sales by approximately 2.0% relative to the Company’s performance in 2011. Additional strengthening of the U.S. dollar against other major currencies would have a further negative impact on the Company’s reported sales and results of operations. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations on an overall basis.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s Consolidated Financial Statements.

In connection with the acquisition of Beckman Coulter, the Company acquired an existing currency swap agreement. The agreement requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1 / ¥102.25 on a monthly basis through June 1, 2018. As of December 31, 2011, the aggregate Japanese Yen purchase commitment was approximately ¥14.1 billion (approximately $182 million based on exchange rates as of December 31, 2011). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings. During the year ended December 31, 2011 the Company recorded a pre-tax charge of approximately $8 million related to changes in the fair value of this currency swap.

Credit Risk

The Company is exposed to credit losses in the event of nonperformance by counterparties to its financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, receivables from customers, and derivatives. The Company places cash and temporary investments with various high-quality financial institutions throughout the world, and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold our cash and cash equivalents. The Company’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.

In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of the Company’s customers. The Company’s businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.

The Company enters into derivative transactions infrequently and only with high-quality financial institutions and limits its exposure at any one institution.

Equity Price Risk

The Company’s available-for-sale investment portfolio includes equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2011 would have reduced the fair value of the Company’s available-for-sale investment portfolio by approximately $29 million.

Commodity Price Risk

For a discussion of risks relating to commodity prices, please see “Item 1A. Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions, paying interest and servicing debt and managing its capital structure on a short and long-term basis.

Overview of Cash Flows and Liquidity

	For the Years Ended December 31
($ in millions)	2011	2010	2009
Total operating cash flows from continuing operations	$2,732.0	$2,018.7	$1,722.8

Payments for additions to property, plant and equipment	(334.5)	(191.1)	(175.4)
Cash paid for acquisitions	(6,210.8)	(2,129.7)	(703.5)
Cash paid for other investments	—	—	(66.8)
Proceeds from sale of discontinued operations	680.1	—	—
Other sources	17.9	31.9	2.8

Net cash used in investing activities	(5,847.3)	(2,288.9)	(942.9)

Proceeds from the issuance of common stock	1,112.5	178.4	174.2
Repayments of long-term debt	(1,602.4)	(9.4)	(24.2)
Proceeds from public debt offerings	1,785.8	—	744.6
Net proceeds (repayment) of borrowings with maturities of less than 90 days	854.0	—	(445.7)
Payment of dividends	(61.3)	(52.2)	(41.7)

Net cash provided by financing activities	2,088.6	116.8	407.2

•	Operating cash flows from continuing operations, a key source of the Company’s liquidity, increased $713 million, or approximately 35%, during 2011 as compared to 2010.

•

Acquisitions constituted the most significant use of cash during 2011. The Company acquired fourteen businesses during 2011, including the acquisition of Beckman Coulter, for total consideration (net of cash acquired) of approximately $6.2 billion.

•

The Company financed the $5.5 billion acquisition of Beckman Coulter using (1) approximately $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of approximately $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of approximately $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition. The Company also assumed approximately $1.6 billion of indebtedness and acquired approximately $450 million of cash in connection with the acquisition. During the third quarter of 2011, the Company retired substantially all of the acquired Beckman Coulter debt using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the retirement of certain of the Beckman Coulter debt.

•	In April 2011, the Company sold its Pacific Scientific Aerospace business for a sale price of $680 million in cash.

•	The Company’s 2011 restructuring activities used approximately $49 million in cash during 2011.

•

The Company contributed approximately $132 million in cash to the Company’s U.S. defined benefit pension plan and approximately $45 million to the Company’s non-U.S. defined benefit pension plans during 2011.

•	As of December 31, 2011, the Company held approximately $537 million of cash and cash equivalents.

Operating Activities

The Company continues to generate substantial cash from operating activities and remains in a strong financial position. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Operating cash flows from continuing operations were approximately $2.7 billion for 2011, an increase of $713 million, or 35% as compared to 2010. The year-over-year change in operating cash flows from 2010 to 2011 was primarily attributable to the following factors:

•

Earnings from continuing operations increased by $217 million in 2011 as compared to 2010. Included in 2010 earnings from continuing operations is a non-cash gain of $291 million recognized on the formation of the Apex joint venture, which gain did not recur in 2011 which further contributes to the year-over-year operating cash flow comparison.

•

Depreciation and amortization expense increased by $247 million in 2011 compared to 2010. The increased depreciation and amortization expense impacts earnings without a corresponding impact to operating cash flows.

•

The aggregate of trade accounts receivable, inventories and trade accounts payable provided $63 million in operating cash flows during 2011, a $258 million improvement over 2010 during which these items used $195 million in operating cash flows.

•

Cash income tax payments, net of refunds, from continuing operations increased by $21 million during 2011 as compared to 2010. Net cash payments for income taxes from continuing operations totaled $303 million and $282 million in 2011 and 2010, respectively.

•	Partially offsetting these favorable cash flows during 2011 were additional pension contributions and employee benefit payments as compared to 2010.

Operating cash flows from continuing operations were approximately $2.0 billion for 2010, an increase of $296 million, or 17% as compared to 2009. The increase in operating cash flow was primarily attributable to the increase in earnings in 2010 as compared to 2009. Partially offsetting this benefit was an investment in trade accounts receivable, inventories and accounts payable which in the aggregate used $195 million of operating cash flows during 2010 as compared to contributing $214 million in operating cash flows during 2009. The increased use of cash reflects increased inventory and accounts receivable levels, partially offset by increased accounts payable levels, associated with increased business activity.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During 2011, the Company paid approximately $49 million related to its 2011 restructuring activities. During 2010, the Company paid approximately $110 million related to its 2009 restructuring activities. The Company anticipates cash payments of approximately $124 million during 2012 related to its 2011 restructuring activities. Please refer to Note 18 to the Consolidated Financial Statements for additional information about these expenditures.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.

Net cash used in investing activities was approximately $5.8 billion during 2011 compared to approximately $2.3 billion of net cash used in 2010 and approximately $943 million of net cash used in 2009.

Acquisitions and Divestitures

2011 Acquisitions and Divestitures

For a discussion of the Company’s 2011 acquisitions and divestitures please refer to “—Overview –Acquisitions and Divestitures.”

2010 Acquisitions and Apex Joint Venture

On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which included a 50% ownership position in the AB Sciex joint venture and a 100% ownership position in Molecular Devices. In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.0 billion, including debt assumed and net of cash acquired. The aggregate sales of AB Sciex and Molecular Devices in their last completed fiscal year prior to the acquisition were approximately $650 million and these businesses now operate within the Company’s Life Sciences & Diagnostics segment. The acquisitions of AB Sciex and Molecular Devices significantly expanded the Company’s position in the life sciences and diagnostics business and in particular established a position in the mass spectrometry market.

In addition to the acquisitions of AB Sciex and Molecular Devices, the Company acquired seventeen businesses during 2010 for aggregate consideration of approximately $1.1 billion in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, dental, environmental, life science and diagnostics, sensors and controls or product identification markets. These businesses were acquired to complement existing businesses of the Life Sciences & Diagnostics, Test & Measurement, Dental, Environmental and Industrial Technologies segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $440 million.

On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc, combining certain of the Company’s hand tools businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC. The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $45 million of the term debt financing to purchase from the Company certain assets of the Company’s hand tools business. In addition to the cash received for the purchase of these assets, the Company recorded a receivable from Apex of $45 million upon closing. The Company has collected the majority of this receivable as of December 31, 2011 and expects to collect the remaining outstanding balance during 2012. As of the closing of the transaction, the Company deconsolidated the financial results of its contributed businesses and began accounting for its investment in the joint venture based on the equity method of accounting. In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $291 million gain ($232 million or $0.34 per diluted share on an after-tax basis) during the third quarter 2010 associated with the transaction reflecting the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, including the 50% interest in Apex and the cash and receivables received from Apex in connection with the transaction.

2009 Acquisitions and Divestitures

The Company acquired fifteen businesses during 2009 for consideration of approximately $704 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These businesses were acquired to complement existing businesses within the Life Sciences & Diagnostics, Dental, Industrial Technologies, Environmental and Test & Measurement segments. The aggregate annual sales of these fifteen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $430 million.

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

Capital Expenditures

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In addition, capital expenditures are made for the manufacture of instruments that are used in operating-type lease arrangements entered into with customers by certain of the Company’s businesses. Capital expenditures totaled $334 million in 2011, $191 million in 2010 and $175 million in 2009. The increase in capital spending in 2011 is primarily due to the acquisition of Beckman Coulter and the associated capitalization of instruments subject to operating-type leases through customer arrangements entered into in the second half of 2011. In 2012, the Company expects capital spending to approximate $550 million, though actual expenditures will ultimately depend on business conditions. The expected increase in capital expenditures in 2012 is primarily attributable to the acquisition of Beckman Coulter as the majority of the business’ customers enter into operating-type lease arrangements for use of its instrumentation products.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $2.1 billion during 2011 compared to $117 million of cash provided during 2010. The year-over-year change was primarily due to the proceeds from the issuance of the 2011 Financing Notes (as defined below) in June 2011.

Total debt was $5.3 billion at December 31, 2011 compared to $2.8 billion at December 31, 2010. The Company’s debt as of December 31, 2011 was as follows:

•	$977 million of outstanding U.S. dollar denominated commercial paper;

•	$647 million (€500 million) aggregate principal amount of 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”);

•	$300 million aggregate principal amount of floating rate senior notes due 2013 (the “2013 Notes”);

•	$400 million aggregate principal amount of 1.3% senior notes due 2014 (the “2014 Notes”);

•	$500 million aggregate principal amount of 2.3% senior notes due 2016 (the “2016 Notes”);

•	$500 million aggregate principal amount of 5.625% senior notes due 2018 (the “2018 Notes”);

•	$750 million aggregate principal amount of 5.4% senior notes due 2019 (the “2019 Notes”);

•	$600 million aggregate principal amount of 3.9% senior notes due 2021 (the “2021 Notes” and together with the 2013 Notes, 2014 Notes and 2016 Notes, the “2011 Financing Notes”);

•	$380 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$251 million of other borrowings.

The 2011 Financing Notes, the Eurobond Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.

Commercial Paper Program and Credit Facility

The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in an aggregate principal amount not to exceed $2.5 billion. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. During 2011, the Company issued commercial paper under its U.S. program to fund a portion of the purchase price for Beckman Coulter and the retirement of substantially all of the Beckman Coulter debt (see below). As of December 31, 2011, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 30 days. Commercial paper balances during the year carried interest at rates ranging between 0.1% and 0.2% and original maturities between 1 and 67 days. There was no commercial paper outstanding under the Euro program as of December 31, 2011 or at any other time during 2011. The Company classified its borrowings outstanding under the commercial paper programs at December 31, 2011 as long-term debt in the Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. Under the Credit Facility, in addition to certain initial fees the Company is obligated to pay a per annum commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2011, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper program. The Company expects to limit any borrowings under the Credit Facility to amounts that would provide sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.

The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, the Company would expect to rely on a combination of available cash, operating cash flow and the Company’s Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Company’s Credit Facility could be higher than the cost of commercial paper borrowings.

On June 17, 2011, the Company entered into a $3.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) in connection with the acquisition of Beckman Coulter. The Company reduced the commitments under the 364-Day Facility from $3.0 billion to $2.2 billion effective as of June 27, 2011, from $2.2 billion to $1.5 billion effective as of July 21, 2011, from $1.5 billion to $1.0 billion effective as of October 1, 2011 and terminated the facility as of December 29, 2011. There were no outstanding borrowings under the 364-Day Facility at any time during the term of the facility.

Other Long-Term Indebtedness

2011 Financing Notes—On June 23, 2011, the Company completed the underwritten public offering of the 2011 Financing Notes, all of which are unsecured. The 2013 Notes were issued at 100% of their principal amount, will mature on June 21, 2013 and accrue interest at a floating rate equal to three-month LIBOR plus 0.25% per year. The 2014 Notes were issued at 99.918% of their principal amount, will mature on June 23, 2014 and accrue interest at the rate of 1.3% per year. The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds from the 2011 Financing Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company pays interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company pays interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year.

2019 Notes—In March 2009, the Company completed an underwritten public offering of the 2019 Notes, which were issued at 99.93% of their principal amount, will mature on March 1, 2019 and accrue interest at the rate of 5.4% per annum. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper and the balance was used for general corporate purposes, including acquisitions. The Company pays interest on the 2019 Notes semi-annually in arrears, on March 1 and September 1 of each year.

2018 Notes—In December 2007, the Company completed an underwritten public offering of the 2018 Notes, which were issued at 99.39% of their principal amount, will mature on January 15, 2018 and accrue interest at the rate of 5.625% per annum. The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company pays interest on the 2018 Notes semi-annually in arrears, on January 15 and July 15 of each year.

Eurobond Notes—On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the United States. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions.

LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24.0 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2011, an aggregate of approximately 10 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2011, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on each of January 22, 2004 and January 22, 2011, which resulted in aggregate notes with an accreted value of approximately $1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1 million of contingent interest on the LYONs for the year ended December 31, 2011. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Covenants and Redemption Provisions Applicable to the Notes

The Company may redeem some or all of the 2014 Notes, the 2016 Notes, the 2018 Notes and/or the 2019 Notes at any time by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. Prior to March 23, 2021 (three months prior to their maturity date), the Company may redeem some or all of the 2021 Notes by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. On or after March 23, 2021, the Company may redeem some or all of the 2021 Notes for their principal amount plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes, each holder of Notes may require the Company to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued interest (100% of the principal amount plus accrued interest in the case of Eurobond Notes). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable supplemental indenture or comparable instrument. Except in connection with a change of control triggering event as described above, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. In addition, the Company may redeem the Eurobond notes upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed.

The indentures and comparable instruments pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2011, the Company was in compliance with all of its debt covenants.

Beckman Coulter Indebtedness

In connection with the acquisition of Beckman Coulter, the Company also assumed indebtedness with a fair value of $1.6 billion (the “Beckman Coulter Notes”). During the third quarter of 2011, the Company retired substantially all of the Beckman Coulter Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Coulter Notes. The charge to earnings is reflected as loss on early extinguishment of debt in the Consolidated Statement of Earnings.

For additional details regarding the Company’s debt as of December 31, 2011 see Note 10 to the Consolidated Financial Statements.

Shelf Registration Statement

The Company has a “well-known seasoned issuer” shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. On June 21, 2011, the Company used this shelf registration statement to complete the underwritten public offering of 19,250,000 shares of Danaher common stock at a price to the public of $51.75 per share. The net proceeds, after deducting expenses and the underwriters’ discount, were approximately $966 million and were used to fund a portion of the purchase price for Beckman Coulter. On June 23, 2011, the Company also used this shelf registration statement to complete the underwritten public offering of the 2011 Financing Notes.

The Company expects to use the net proceeds from future securities sales off this shelf registration statement for general corporate purposes. These purposes may include, but are not limited to, reduction or refinancing of debt or other corporate obligations; acquisitions; capital expenditures; share repurchases and dividends; and working capital.

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

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011 or 2010. As of December 31, 2011, 20 million shares remained available for repurchase pursuant to this program. The Company expects to fund any future repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper.

Dividends

The Company declared a regular dividend of $0.025 per share that was paid on January 27, 2012 to holders of record on December 30, 2011. Aggregate cash payments for dividends during 2011 were approximately $61 million.

Cash and Cash Requirements

As of December 31, 2011, the Company held $537 million of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an average weighted annual interest rate of 0.2%. $14 million of this amount was held within the United States and $523 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. We also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.

While repatriation of some cash held outside the United States may be restricted by local laws, most of the foreign balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are intended to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2011 and 2010, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $7.8 billion and $6.5 billion, respectively. As of December 31, 2011, management believes that is has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

During 2011, the Company contributed approximately $132 million to its U.S. defined benefit pension plan and approximately $45 million to its non-U.S. defined benefit pension plans. During 2012, the Company’s cash contribution requirements for its U.S. plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. plans are expected to be approximately $50 million, although the ultimate amounts to be contributed to the U.S. and non-U.S. plans depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors .

Contractual Obligations

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations relating to continuing operations as of December 31, 2011 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $488 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 15 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$5,256.5	$90.4	$1,429.2	$1,505.4	$2,231.5
Capital Lease Obligations (b)	48.7	8.0	13.2	8.1	19.4

Total Long-Term Debt	5,305.2	98.4	1,442.4	1,513.5	2,250.9
Interest Payments on Long-Term Debt and Capital Lease Obligations (c)	955.4	151.8	260.9	212.0	330.7
Operating Lease Obligations (d)	780.2	195.3	279.9	170.8	134.2
Other:
Purchase Obligations (e)	959.5	859.2	56.4	43.7	0.2
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (f)	3, 036.0	—	656.9	626.8	1,752.3

Total	$11,036.3	$1,304.7	$2,696.5	$2,566.8	$4,468.3

(a)	As described in Note 10 to the Consolidated Financial Statements.
(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.

(c)	Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2011. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(d)	As described in Note 13 to the Consolidated Financial Statements, certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(e)	Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(f)	Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, post-retirement benefits, pension obligations, deferred tax liabilities (excluding unrecognized tax benefits) and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

Off-Balance Sheet Arrangements

The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commercial commitments of the Company related to continuing operations as of December 31, 2011.

	Amount of Commitment Expiration per Period
($ in millions)	Total Amounts Committed	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$330.0	$242.8	$69.0	$11.8	$6.4

Guarantees consist primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

Other Off-Balance Sheet Arrangements

The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company has not included any such items in the contractual obligations table above because they relate to unknown conditions and the Company cannot estimate the potential liabilities from such matters, but the Company does not believe it is reasonably possible that any such liability will have a material effect on the Company’s financial statements. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacates any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial statements.

In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of the Company’s products or claims alleging that Company products infringe third-party intellectual property. The Company has not included any such indemnification provisions in the contractual commitments table above. Historically, the Company has not experienced significant losses on these types of indemnification obligations.

The Company’s Restated Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Danaher’s Amended and Restated By-laws provide for similar indemnification rights. In addition, Danaher has executed with each director and executive officer of Danaher Corporation an indemnification agreement which provides for substantially similar indemnification rights and under which Danaher has agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

Legal Proceedings

Please refer to Note 14 to the Consolidated Financial Statements included in this Annual Report for information regarding certain litigation matters.

In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety”, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business (or the business operations of previously owned entities). These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material effect on its financial statements.

While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general and products liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as amounts or ranges of probable losses, and if appropriate recognizes a reserve for these contingencies. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in our settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Please see Note 9 to the Consolidated Financial Statements for information about the amount of our accruals for self-insurance and litigation liability.

For a discussion of additional risks related to legal proceedings, please refer to “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments.

The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 in the Company’s Consolidated Financial Statements.

Accounts Receivable. The Company maintains allowances for doubtful accounts to reflect probable credit losses inherent in its portfolio of receivables. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios based on ongoing assessments and evaluations of collectability and historical loss experience. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company regularly performs detailed reviews of its accounts receivable portfolio to determine if an impairment has occurred and to assess the adequacy of the allowances. Additions to the allowances for doubtful accounts are charged to current period earnings; amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on accounts previously determined to be uncollectible increase the allowances. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required and net earnings would be adversely impacted.

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

Acquired Intangibles. The Company’s business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The Company does not amortize goodwill but does amortize certain identifiable intangible assets, primarily customer relationships and acquired technology, over the estimated useful life of the identified asset. On an annual basis (the first day of the Company’s fiscal fourth quarter) the Company estimates the fair value of each of its reporting units and compares the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been diminution of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. The Company estimates the fair value of its reporting units primarily using a market based approach. The Company estimates fair value based on earnings before interest, taxes depreciation and amortization (“EBITDA”) multiples determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company’s reporting units in addition to market available precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. Once completed, the results of the income and market approaches are reconciled and compared. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

As of December 31, 2011, the Company had 28 reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from approximately $7 million to approximately $3.7 billion. The Company’s annual goodwill impairment analysis in 2011 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 11% to approximately 560%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately zero to approximately 494%. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth.

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

Revenue Recognition: The Company derives revenues from the sale of products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the balance must be reasonably assured. Refer to Note 1 to the Company’s Consolidated Financial Statements for a description of the Company’s revenue recognition policies. Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For fiscal 2011 and future periods, revenues for contractual arrangements consisting of multiple elements (i.e. deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The Company allocates revenue to each element in the contractual arrangement based on a selling price hierarchy that, in some instances, may require the Company to estimate the selling price of certain deliverables that are not sold on a stand-alone basis or where third party evidence of pricing is not observable. The Company’s estimate of selling price impacts the amount and timing of revenue recognized in multiple element arrangements. For transactions entered into prior to fiscal year 2011, revenue for arrangements with multiple elements is recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis, fair value of the separate elements exists (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. A portion of the Company’s revenues relate to lease payment arrangements, which require the Company to evaluate whether to account for the arrangement as an operating or sales type lease. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

Stock-Based Compensation: The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. For a discussion of the Company’s stock-based compensation accounting practices, refer Note 17 to the Company’s Consolidated Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate during a reporting period is materially different than its estimate, the Company’s earnings may be significantly impacted as the Company records the effect of actual experience in the period it occurs.

Pension and Other Postretirement Benefits: Certain of the Company’s employees and retired employees are covered by defined benefit pension plans (“pension plans”) and certain eligible retirees are entitled to health care and life insurance benefits under postretirement benefit plans (“postretirement plans”). The Company measures its pension and post retirement plans’ assets and obligations as of the end of each year to determine the funded status of each plan. The Company recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and are reported in comprehensive income. Accounting standards require that the amounts the Company records, including the expense or income, associated with the pension and postretirement plans be computed using actuarial valuations.

Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. While the Company believes that the assumptions used in calculating its pension and other postretirement benefits costs and obligations are appropriate, changes in the assumptions (as a result of differences in actual experience, changes in key economic indicators or other factors) may affect the Company’s financial position or results of operations. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $125 million ($78 million on an after tax basis) and the non-U.S. net obligation by $77 million ($58 million on an after tax basis) from the amounts recorded in the financial statements at December 31, 2011.

For 2011, the expected long-term rate of return assumption applicable to assets held in the U.S. plan has been estimated at 8%. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in corporate bonds and bond index funds. If the expected long-term rate of return on plan assets for 2011 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2011 would have increased $8 million (or $5 million on an after-tax basis). The Company intends to use an expected long-term rate of return assumption of 7.5% for 2012 for its U.S. plan. The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 7.90%.

For a discussion of the Company’s 2011 and anticipated 2012 defined benefit pension plan contributions, please see “Liquidity and Capital Resources —Cash and Cash Requirements”.

Income Taxes: The Company’s income tax expense represents the current tax liability for the year and the tax benefit or expense for the net change in deferred tax liabilities and assets during the year. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statement of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Judgment is required in estimating valuation allowances. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies, and can also be impacted by changes to tax laws. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when: (i) there is completion of tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations.

An increase in our nominal tax rate of 1.0% would have resulted in an additional income tax provision for the fiscal year ended December 31, 2011 of approximately $25 million.

New Accounting Standards

In September 2011, updated accounting guidance was issued requiring additional disclosures about an employer’s participation in multiemployer retirement benefit plans. The amended disclosures, which are to be applied retrospectively for all prior periods presented, are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. As the new guidance is related to disclosure only, the adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

In June 2011, updated accounting guidance was issued which requires entities to present comprehensive income, which is currently presented in the Consolidated Statement of Stockholders’ Equity, either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. As this new guidance is related to presentation only, the implementation in the first quarter of fiscal year 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, updated accounting guidance was issued as a result of joint efforts by the Financial Accounting Standards Board and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is largely consistent with existing fair value measurement principles and is effective during interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance in the first quarter of fiscal year 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2012 appears on page 62 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Danaher Corporation:

We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the Company’s policies or procedures may deteriorate.

In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2012

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ and shares in thousands)

	As of December 31
	2011	2010
ASSETS

Current Assets:
Cash and equivalents	$537,001	$1,632,980
Trade accounts receivable, less allowance for doubtful accounts of $117,397 and $111,707, respectively	3,049,895	2,097,974
Inventories	1,781,352	1,165,623
Prepaid expenses and other current assets	904,109	1,168,878

Total current assets	6,272,357	6,065,455

Property, plant and equipment, net	2,100,990	1,129,781
Investment in joint venture	521,882	511,283
Other assets	739,686	809,136
Goodwill	14,474,323	10,393,738
Other intangible assets, net	5,840,209	3,307,737

Total assets	$29,949,447	$22,217,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$98,392	$40,761
Trade accounts payable	1,422,438	1,124,821
Accrued expenses and other liabilities	2,651,198	2,155,120

Total current liabilities	4,172,028	3,320,702

Other long-term liabilities	3,598,851	2,339,755
Long-term debt	5,206,800	2,783,907
Stockholders’ equity:
Common stock - $0.01 par value, 1 billion shares authorized; 761,067 and 729,516 issued; 687,730 and 656,360 outstanding, respectively	7,611	7,295
Additional paid-in capital	3,877,240	2,412,401
Retained earnings	13,056,869	10,945,928
Accumulated other comprehensive income (loss)	(36,937)	345,386

Total Danaher stockholders’ equity	16,904,783	13,711,010
Non-controlling interest	66,985	61,756

Total stockholders’ equity	16,971,768	13,772,766

Total liabilities and stockholders’ equity	$29,949,447	$22,217,130

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

($ in thousands, except per share data)

	Year Ended December 31
	2011	2010	2009
Sales	$16,090,540	$12,550,033	$10,516,681
Cost of sales	(7,913,876)	(6,145,509)	(5,446,584)

Gross profit	8,176,664	6,404,524	5,070,097

Operating costs and other:
Selling, general and administrative expenses	(4,607,692)	(3,603,658)	(3,115,265)
Research and development expenses	(1,018,526)	(774,014)	(600,268)
Earnings from unconsolidated joint venture	66,780	22,768	—
Other income	—	—	85,118

Operating profit	2,617,226	2,049,620	1,439,682

Non-operating income (expense):
Gain on contribution of businesses to joint venture	—	291,037	—
Loss on early extinguishment of debt	(32,887)	—	—
Interest expense	(141,637)	(117,167)	(118,654)
Interest income	5,147	6,069	5,034

Earnings from continuing operations before income taxes	2,447,849	2,229,559	1,326,062

Income taxes	(512,562)	(511,376)	(239,018)

Net earnings from continuing operations	1,935,287	1,718,183	1,087,044

Earnings from discontinued operations, net of income taxes	236,977	74,817	64,660

Net earnings	$2,172,264	$1,793,000	$1,151,704

Net earnings per share from continuing operations:
Basic	$2.86	$2.63	$1.69

Diluted	$2.77	$2.53	$1.63

Net earnings per share from discontinued operations:
Basic	$0.35	$0.11	$0.10

Diluted	$0.34	$0.11	$0.10

Net earnings per share:
Basic	$3.21	$2.74	$1.80 *

Diluted	$3.11	$2.64	$1.73

Average common stock and common equivalent shares outstanding:
Basic	676,169	653,194	641,530
Diluted	701,191	683,275	671,484

*	Net earnings per share amount does not add due to rounding.

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$2,172,264	$1,793,000	$1,151,704
Less earnings from discontinued operations, net of income taxes	236,977	74,817	64,660

Net earnings from continuing operations	1,935,287	1,718,183	1,087,044
Non-cash items:
Depreciation	350,660	189,670	175,365
Amortization	284,274	198,592	156,427
Stock compensation expense	95,603	88,122	87,350
Earnings from unconsolidated joint venture, net of cash dividends received	(18,413)	(22,768)	—
Pre-tax gain on contribution of businesses to joint venture	—	(291,037)	—
Consideration received in shares	—	—	(84,749)
Change in deferred income taxes	271,395	37,632	(156,210)
Change in trade accounts receivable, net	(135,279)	(250,946)	103,311
Change in inventories	162,019	(161,699)	197,572
Change in trade accounts payable	36,602	217,230	(86,581)
Change in prepaid expenses and other assets	(111,010)	67,550	137,026
Change in accrued expenses and other liabilities	(139,102)	228,169	106,283

Total operating cash provided by continuing operations	2,732,036	2,018,698	1,722,838
Total operating cash (used in) provided by discontinued operations	(105,769)	65,653	77,996

Net cash provided by operating activities	2,626,267	2,084,351	1,800,834

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(334,471)	(191,110)	(175,438)
Proceeds from disposals of property, plant and equipment	8,645	1,551	5,015
Proceeds from contribution of businesses to joint venture and other	14,770	56,542	—
Cash paid for acquisitions	(6,210,837)	(2,129,652)	(703,511)
Cash paid for other investments	—	—	(66,768)
Proceeds from divestitures	—	—	9,795

Total investing cash used in continuing operations	(6,521,893)	(2,262,669)	(930,907)
Total investing cash used in discontinued operations	(5,466)	(26,210)	(12,034)
Proceeds from sale of discontinued operations	680,105	—	—

Net cash used in investing activities	(5,847,254)	(2,288,879)	(942,941)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,112,551	178,406	174,233
Payment of dividends	(61,323)	(52,214)	(41,717)
Net proceeds (repayments) of borrowings (maturities of 90 days or less)	854,022	—	(445,711)
Proceeds of borrowings (maturities longer than 90 days)	1,785,763	—	744,615
Repayments of borrowings (maturities longer than 90 days)	(1,602,379)	(9,388)	(24,188)

Net cash provided by financing activities	2,088,634	116,804	407,232

Effect of exchange rate changes on cash and equivalents	36,374	(1,216)	63,941

Net change in cash and equivalents	(1,095,979)	(88,940)	1,329,066

Beginning balance of cash and equivalents	1,632,980	1,721,920	392,854

Ending balance of cash and equivalents	$537,001	$1,632,980	$1,721,920

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Comprehensive Income
	Shares	Amount
Balance, January 1, 2009	354,487	$3,544	$1,812,963	$8,095,155	$(103,100)	$—
Net earnings for the year	—	—	—	1,151,704	—	—	$1,151,704
Dividends declared	—	—	—	(41,717)	—	—	—
Common stock based award activity	4,435	45	261,538	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax)	—	—	—	—	54,342	—	54,342
Unrecognized pension and postretirement plan benefits (net of tax)	—	—	—	—	22,469	—	22,469
Increase from translation of foreign financial statements	—	—	—	—	373,233	—	373,233

Balance, December 31, 2009	358,922	$3,589	$2,074,501	$9,205,142	$346,944	$—	$1,601,748

Net earnings for the year	—	—	—	1,793,000	—	—	1,793,000
Dividends declared	—	—	—	(52,214)	—	—	—
Common stock based award activity	6,023	60	266,444	—	—	—	—
Stock dividend	362,196	3,622	(3,622)	—	—	—	—
Common stock issued in connection with LYONs’ conversions	2,375	24	75,078	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax)	—	—	—	—	24,632	—	24,632
Unrecognized pension and postretirement plan costs (net of tax)	—	—	—	—	(26,797)	—	(26,797)
Increase from translation of foreign financial statements	—	—	—	—	607	—	607
Non-controlling interest acquired	—	—	—	—	—	61,756	—

Balance, December 31, 2010	729,516	$7,295	$2,412,401	$10,945,928	$345,386	$61,756	$1,791,442

Net earnings for the year	—	—	—	2,172,264	—	—	2,172,264
Dividends declared	—	—	—	(61,323)	—	—	—
Common stock issuance	19,250	193	966,302	—	—	—	—
Common stock based award activity	4,827	48	241,532	—	—	—	—
Common stock issued in connection with LYONs’ conversions	7,474	75	257,005	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax)	—	—	—	—	15,707	—	15,707
Unrecognized pension and postretirement plan costs (net of tax)	—	—	—	—	(171,217)	—	(171,217)
Decrease from translation of foreign financial statements	—	—	—	—	(226,813)	—	(226,813)
Change in non-controlling interests	—	—	—	—	—	5,229	—

Balance, December 31, 2011	761,067	$7,611	$3,877,240	$13,056,869	$(36,937)	$66,985	$1,789,941

See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business— Danaher Corporation (the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are characterized by strong brand names, innovative technology and major market positions. The Company operates in five business segments: Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies. The Company’s Test & Measurement segment is a leading global provider of electronic measurement instruments and monitoring, management and optimization tools for communications and enterprise networks and related services. The segment’s products are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses. The Company’s Environmental segment provides products that help protect customers’ water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. The Company’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure, potable and waste water in residential, commercial, industrial and natural resource applications. The Company’s retail/commercial petroleum business is a leading worldwide provider of products and services for the retail/commercial petroleum market. In the Life Sciences & Diagnostics segment, the Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences businesses offer a broad range of research and clinical tools that are used by scientists to study cells and cell components to gain a better understanding of complex biological processes. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools to study the causes of disease, identify new therapies and test new drugs and vaccines. The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, defense and engine retarder businesses.

Accounting Principles—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the Company’s consolidated results of operations, therefore earnings and earnings per share attributable to non-controlling interests are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to non-controlling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented.

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

Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheet adjusted for any write-offs and net of allowances for doubtful accounts.

The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings; amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $40 million, $47 million and $43 million in charges associated with doubtful accounts during 2011, 2010 and 2009, respectively.

Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2011 and 2010 are $133 million and $121 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio. During 2011, the Company reclassified a portion of its allowance for doubtful accounts from current assets to non-current assets to more appropriately reflect the expected realizability of the associated financing receivable within each relevant financial statement caption. The December 31, 2010 Consolidated Balance Sheet has been reclassified to conform with the current year presentation. The reclassification did not have a material impact to the Company’s financial statements as a whole, and did not have any impact on the covenants associated with the Company’s debt instruments or credit facilities.

Inventory Valuation—Inventories include the costs of material, labor and overhead. Domestic inventories are stated at the lower of cost or market primarily using the first-in, first-out (“FIFO”) method with certain businesses applying the last-in, first-out method (“LIFO”) to value inventory. Inventories held outside the United States are stated at the lower of cost or market primarily using the FIFO method.

Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased instruments	5 – 7 years

Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively.

Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting. Equity investments are recorded at the amount of the Company’s initial investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees are strong indicators of other-than-temporary declines. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment is written down to a new carrying value. Other investments relate to available-for-sale securities and are carried at market value, if readily determinable, or at cost. Unrealized gains or losses on securities classified as available-for-sale are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Other Assets—Other assets include principally, noncurrent trade receivables, non-current deferred tax assets, other investments, and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, available-for-sale securities, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value. Refer to Note 8 for the fair values of the Company’s available-for-sale securities and other obligations.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill amortization ceased effective January 1, 2002, however, amortization of certain identifiable intangible assets, primarily comprising customer relationships and acquired technology, continues over the estimated useful life of the identified asset. Refer to Notes 2 and 7 for additional information.

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of test and measurement, environmental, life science and diagnostic, dental and industrial products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of an arrangement with a customer, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the associated fee must be reasonably assured. The Company’s principal terms of sale are FOB Shipping Point and, as such, the Company primarily records revenue for product sales upon shipment. Sales arrangements entered with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the delivery criteria for revenue recognition is evaluated based on the associated shipping terms. If any significant obligations to the customer with respect to a sales transaction remains to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Returns for products sold are estimated and recorded as a reduction in reported revenues at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is recognized as revenue over the term of the agreement.

Certain of the Company’s revenues relate to operating-type lease (“OTL”) payment arrangements. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the customer-leased instrument is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheet and depreciated over its estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statement of Earnings. The OTLs are generally cancellable after the first two years. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a “sales-type” lease. A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.

Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of recently updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. As a result of adopting these standards, reported sales for the year ended December 31, 2011 were not significantly different than sales that would have been reported under the previous accounting rules.

Consistent with the revenue recognition standards adopted January 1, 2011, revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. Certain subsidiaries of the Company have multiple element arrangements that include hardware, installation, training, consulting and/or post contract support (“PCS”) revenues. Generally, these are delivered within the same reporting period, except PCS, for which revenue is recognized over the service period. The Company allocates revenue to each element in the contractual arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price

(“ESP”) if neither VSOE or TPE is available. The Company considers relevant internal and external market factors in cases where the Company is required to estimate selling prices. Allocation of the consideration is determined at the arrangements’ inception on the basis of each element’s relative selling price.

For transactions entered into prior to January 1, 2011, revenue for arrangements with multiple elements is recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis, fair value of the separate elements exists (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements requires judgment, generally the fair value of each separate element is identifiable as the elements are also sold unaccompanied by other elements.

Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers are included in sales.

Research and Development—The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.

Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statement of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 15 for additional information.

Restructuring— The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when the associated liability is incurred. Refer to Note 18 for additional information.

Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Net foreign currency transaction gains or losses were not material in any of the years presented.

Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk. The Company will periodically enter into foreign currency forward contracts not exceeding twelve months to mitigate a portion of its foreign currency exchange risk. When utilized, the derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. To the extent the foreign currency forward contract qualifies as an effective hedge, changes in fair value are recognized in other comprehensive income in stockholders’ equity. The Company’s use of foreign currency forward contracts during 2011 was not significant and no contracts were outstanding at December 31, 2011. The Company is also party to a foreign currency swap agreement acquired as a part of a business combination. The currency swap does not qualify for hedge accounting, and, as a result, changes in the fair value of the currency swap are reflected in earnings. Refer to Note 8 for additional information.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) as of December 31 are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries ($ in millions).

	Foreign currency translation adjustment	Unrealized gain on available-for- sale securities	Unrecognized pension and post-retirement costs	Total
January 1, 2009	$237.5	—	$(340.6)	$(103.1)
Increase	373.2	$83.5	30.5	487.2
Income tax expense	—	(29.2)	(8.0)	(37.2)

December 31, 2009	610.7	54.3	(318.1)	346.9
Increase (decrease)	0.6	37.9	(37.9)	0.6
Income tax (expense) benefit	—	(13.3)	11.1	(2.2)

December 31, 2010	611.3	78.9	(344.9)	345.3
(Decrease) increase	(226.8)	30.0	(261.9)	(458.7)
Income tax (expense) benefit	—	(14.3)	90.8	76.5

December 31, 2011	$384.5	$94.6	$(516.0)	$(36.9)

See Notes 11 and 12 for additional information related to the unrecognized pension and post-retirement cost components and Note 8 for the available-for-sale securities component of accumulated other comprehensive income (loss).

Accounting for Stock-Based Compensation— The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized on an accelerated attribution method.

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

Recently Issued Accounting Pronouncements —In September 2011, updated accounting guidance was issued requiring additional disclosures about an employer’s participation in multiemployer retirement benefit plans. The amended disclosures, which are to be applied retrospectively for all prior periods presented, are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. As the new guidance is related to disclosure only, the adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows. Refer to Note 11 for additional information related to the Company’s multiemployer pension and retirement plans.

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

In June 2011, updated accounting guidance was issued which requires entities to present comprehensive income, which is currently presented in the Consolidated Statement of Stockholders’ Equity, either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, updated accounting guidance was issued as a result of joint efforts by the Financial Accounting Standards Board and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements. The guidance is largely consistent with existing fair value measurement principles and is effective during interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance in the first quarter of fiscal year 2012 will not have a material impact on the Company’s results of operations, financial position or cash flows.

(2)	ACQUISITIONS:

The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the processes by which the Company acquired the businesses; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2011 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior year purchase price allocations were material and concluded no retrospective adjustment to prior financial statements was required.

The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2011.

On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, Inc. (“Beckman Coulter”), the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease and make treatment decisions. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of approximately $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment from the acquisition date. The Company has recorded an aggregate of $3.7 billion of goodwill related to the acquisition of Beckman Coulter. The Company obtained control of Beckman Coulter on June 24, 2011 and, as a result, the earnings of Beckman Coulter are reflected in the Company’s results from June 25, 2011 forward.

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

In addition to the acquisition of Beckman Coulter, during 2011, the Company completed the acquisition of thirteen other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $669 million in cash, net of cash acquired. The additional businesses acquired manufacture and distribute products and/or provide services in the product identification, water quality, life sciences and diagnostic, test and measurement, retail petroleum and dental markets and were acquired to complement existing units of the Industrial Technologies, Environmental, Dental, Life Sciences & Diagnostics and Test & Measurement segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $325 million. The Company preliminarily recorded an aggregate of $419 million of goodwill related to these acquisitions.

On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which included a 50% ownership position in the AB Sciex joint venture and a 100% ownership position in Molecular Devices. In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate cash purchase price for the combined transactions was approximately $1.0 billion, including debt assumed and net of cash acquired. The Company funded the purchase price for these transactions from available cash on hand. The acquired entities had aggregate annual sales of approximately $650 million based on the acquired businesses’ revenues in their respective most recently completed fiscal years prior to the acquisitions.

AB Sciex and Molecular Devices operate within the Company’s Life Sciences & Diagnostics segment. The acquisition of AB Sciex and Molecular Devices significantly expanded the Company’s position in the life sciences and diagnostics business and in particular established a position in the mass spectrometry market.

In addition, during 2010, the Company completed the acquisition of seventeen other businesses for total consideration of approximately $1.1 billion in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the test and measurement, dental, environmental, life science and diagnostics, sensors and controls or product identification markets. These businesses were acquired to complement existing businesses of the Life Sciences & Diagnostics, Test & Measurement, Dental, Environmental, and Industrial Technologies segments. The aggregate annual sales of the additional seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $440 million. The Company recorded approximately $1.2 billion of goodwill in connection with its 2010 acquisitions, including AB Sciex and Molecular Devices.

The Company acquired fifteen businesses during 2009 for total consideration of approximately $704 million in cash, net of cash acquired. Each company acquired manufactures products and/or provides services in the life sciences, dental, product identification, environmental or test and measurement markets. These businesses were acquired to complement existing businesses of the Life Sciences & Diagnostics, Dental, Industrial Technologies, Environmental and Test & Measurement segments. The aggregate annual sales of these fifteen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $425 million. The Company recorded approximately $423 million of goodwill in connection with its 2009 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2011, 2010 and 2009 ($ in millions):

Total	2011	2010	2009
Accounts receivable	$859.5	$178.7	$70.6
Inventory	812.4	171.2	42.8
Property, plant and equipment	1,042.1	84.8	39.0
Goodwill	4,164.7	1,157.8	422.9
Other intangible assets, primarily trade names, customer relationships and patents	2,772.4	870.9	224.7
In-process research and development	143.0	26.5	1.0
Accounts payable	(278.2)	(59.6)	(35.1)
Other assets and liabilities, net	(1,662.9)	(238.4)	(62.1)
Assumed debt	(1,640.4)	(0.9)	(0.3)
Non-controlling interest acquired	(1.8)	(61.3)	—

Net cash consideration	$6,210.8	$2,129.7	$703.5

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisitions in 2011 and 2010 discussed above, and all of the other 2011 and 2010 acquisitions as a group ($ in millions):

2011 Acquisitions

	Beckman Coulter	Others	Total
Accounts receivable	$783.3	$76.2	$859.5
Inventory	774.0	38.4	812.4
Property, plant and equipment	1,036.2	5.9	1,042.1
Goodwill	3,745.8	418.9	4,164.7
Other intangible assets, primarily trade names, customer relationships and patents	2,518.0	254.4	2,772.4
In-process research and development	143.0	—	143.0
Accounts payable	(257.3)	(20.9)	(278.2)
Other assets and liabilities, net	(1,561.0)	(101.9)	(1,662.9)
Assumed debt	(1,640.4)	—	(1,640.4)
Non-controlling interest acquired	—	(1.8)	(1.8)

Net cash consideration	$5,541.6	$669.2	$6,210.8

2010 Acquisitions

	AB Sciex & Molecular Devices	Others	Total
Accounts receivable	$102.7	$76.0	$178.7
Inventory	104.3	66.9	171.2
Property, plant and equipment	54.5	30.3	84.8
Goodwill	496.9	660.9	1,157.8
Other intangible assets, primarily customer relationships, trade names and patents	342.0	528.9	870.9
In-process research and development	7.4	19.1	26.5
Accounts payable	(37.9)	(21.7)	(59.6)
Other assets and liabilities, net	(30.7)	(207.7)	(238.4)
Assumed debt	(0.9)	—	(0.9)
Attributable to non-controlling interest	—	(61.3)	(61.3)

Net cash consideration	$1,038.3	$1,091.4	$2,129.7

During 2011, 2010 and 2009, in connection with completed acquisitions, the Company has incurred $57 million, $36 million and $24 million, respectively, of pre-tax transaction related costs, primarily banking fees, legal fees, amounts paid to other third party advisers and change in control costs. In addition, the Company’s earnings for 2011, 2010 and 2009 reflect the impact of additional pre-tax charges totaling $117 million, $54 million and $13 million, respectively, associated with fair value adjustments to acquired inventory and acquired deferred revenue related to significant acquisitions.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the 2011 and 2010 acquisitions as if they had occurred as of January 1, 2010. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2011	2010
Sales	$17,994.8	$16,866.5
Net earnings from continuing operations	$2,013.2	$1,860.9
Diluted earnings per share from continuing operations	$2.84	$2.66

The 2010 unaudited pro forma revenue and earnings set forth above were adjusted to include the impact of approximately $117 million in non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Beckman Coulter acquisition. The 2011 unaudited pro forma revenue and earnings were adjusted to exclude the impact of the above noted acquisition date fair value adjustments. Acquisition-related transaction costs associated with the Beckman Coulter transaction incurred by both the Company and Beckman Coulter of approximately $60 million were excluded from the pro-forma earnings in each of the 2011 and 2010 periods presented.

(3)	DISCONTINUED OPERATIONS:

In April 2011, the Company sold its Pacific Scientific Aerospace (“PSA”) business for a sale price of $680 million in cash. This business, which was part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. Upon closing of the transaction, the Company recorded an after-tax gain on the sale of approximately $202 million or $0.29 per diluted share.

In November 2011, the Company entered into a definitive agreement to sell its integrated scanning system business (the “Accu-Sort businesses” or “ASI”) for a sale price of approximately $135 million in cash, and the sale was consummated in January 2012. In addition, in December 2011, the Company entered into a definitive agreement to sell its Kollmorgen Electro-Optical (“KEO”) business for a sale price of approximately $210 million in cash, and the sale was consummated in February 2012. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures, and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company expects to reflect an aggregate after-tax gain on the sale of these businesses of approximately $93 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.

The Company has reported the PSA, ASI and KEO businesses as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations and the assets and liabilities of these businesses have been reclassified as held for sale for all periods presented. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued businesses’ net assets to the Company’s consolidated net assets.

The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2011	2010	2009
Net sales	$385.8	$652.6	$668.3
Operating expenses	(328.3)	(535.9)	(565.5)
Allocated interest expense	(2.0)	(3.6)	(4.0)

Earnings before income taxes	55.5	113.1	98.8
Income tax expense	(20.2)	(38.3)	(34.1)

Earnings from discontinued operations	35.3	74.8	64.7
Gain on PSA sale, net of $126 million of related income taxes	201.7	—	—

Earnings from discontinued operations, net of income taxes	$237.0	$74.8	$64.7

As of December 31, 2011 and 2010, the aggregate components of assets and liabilities classified as discontinued operations and included in other assets and other liabilities consisted of the following ($ in millions):

	2011	2010
Accounts receivable, net	$82.7	$143.6
Inventories	10.5	59.5
Prepaid expenses and other	9.3	21.6
Property, plant & equipment, net	31.5	62.5
Goodwill and other intangibles, net	104.0	381.4

Total assets	$238.0	$668.6

Accounts payable	$32.7	$91.0
Accrued expenses and other	47.8	84.4

Total liabilities	$80.5	$175.4

Classification of assets and liabilities in the balance sheet:
Current assets	$238.0	$530.9
Non-current assets	—	137.7

Total assets	$238.0	$668.6

Current liabilities	$80.5	$167.3
Non-current liabilities	—	8.1

Total liabilities	$80.5	$175.4

During 2009, the Company divested of five businesses or product lines for approximately $10 million of net cash proceeds. The divested businesses and product lines were part of the Industrial Technologies and former Tools and Components segments. The Company recorded no significant gain or loss, either individually or in the aggregate, associated with these divestitures. The businesses divested by the Company have not been treated as discontinued operations in the accompanying financial statements as the impact of these businesses to the Company’s results of operations, financial position, cash flows and segment information was not significant.

(4)	FORMATION OF JOINT VENTURE:

On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tools business with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. Each of Cooper and the Company owns a 50% interest in Apex and has an equal number of representatives on Apex’s Board of Directors. Neither joint venture partner controls the significant operating and financing activities of Apex. Upon the closing of the transaction, Apex simultaneously obtained a credit facility and term debt financing and used $45 million of the term debt financing to purchase from the Company certain assets of the Company’s tools business. In addition, as indicated in the table below, the Company recorded receivables from Apex totaling approximately $45 million related to consideration due to the Company in connection with the formation of the joint venture. The Company has collected the majority of this receivable as of December 31, 2011 and expects to collect the remaining outstanding balance during 2012.

In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $232 million after-tax gain ($0.34 per diluted share) during the third quarter of 2010 associated with the transaction. The gain is computed as the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, consisting of $45 million in cash, a receivable of $45 million from Apex and the 50% interest in Apex as indicated in the table below ($ in millions):

Fair value of consideration received:
Fair value of 50% equity interest received	$480.0
Cash received	45.2
Receivable from joint venture	44.8

Total fair value of consideration received	570.0

Less: book value of net assets contributed	(279.0)

Pre-tax gain on contribution to joint venture	291.0

Income taxes	(58.8)

After-tax gain on contribution to joint venture	$232.2

As of the closing of the transaction, the Company deconsolidated its contributed businesses and accounts for its investment in the joint venture based on the equity method of accounting. As a result of the Company’s continuing involvement with the joint venture, the contributed businesses are not presented as a discontinued operation. The Company recorded its equity in the earnings of Apex in an amount equal to $67 million and $23 million for the years ended December 31, 2011 and 2010, respectively, reflecting its 50% ownership position.

Sales and operating profit generated by the contributed business prior to the closing of the transaction and included in the Company’s consolidated results of operations during the two years ended December 31 were as indicated in the table below ($ in millions):

	2010	2009
Sales	$315.6	$607.9
Operating profit	41.5	63.9

(5)	INVENTORY:

The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2011	2010
Finished goods	$930.9	$581.8
Work in process	262.2	177.5
Raw materials	588.3	406.3

	$1,781.4	$1,165.6

At December 31, 2011 and 2010, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

(6)	PROPERTY, PLANT AND EQUIPMENT:

The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2011	2010
Land and improvements	$180.1	$119.3
Buildings	937.4	728.2
Machinery and equipment	2,117.7	1,717.4
Customer-leased instruments	531.8	—

	3,767.0	2,564.9
Less accumulated depreciation	(1,666.0)	(1,435.1)

	$2,101.0	$1,129.8

(7)	GOODWILL & OTHER INTANGIBLE ASSETS:

As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur. As of December 31, 2011, the Company had twenty eight reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from approximately $7 million to approximately $3.7 billion. The Company’s annual impairment test was performed as of the first day of the Company’s fiscal fourth quarters of 2011, 2010 and 2009 and no impairment was identified. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units typically decreases as such businesses are integrated into the Company and positioned for improved future earnings growth. In measuring the fair value of its reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during 2011 and 2010 ($ in millions).

	Test & Measurement	Environmental	Life Sciences & Diagnostics	Dental	Industrial Technologies	Businesses Contributed to Apex Joint Venture	Total
Balance January 1, 2010	$2,687.9	$1,329.6	$1,512.2	$2,043.2	$1,705.8	$173.8	$9,452.5
Attributable to 2010 acquisitions	308.5	52.6	599.8	131.4	65.5	—	1,157.8
Goodwill of businesses contributed to Apex joint venture	—	—	—	—	—	(173.8)	(173.8)
Adjustments due to finalization of purchase price allocations	4.8	4.2	—	(8.4)	4.3	—	4.9
Effect of foreign currency translation	0.4	(2.8)	10.4	(51.7)	(4.0)	—	(47.7)

Balance December 31, 2010	3,001.6	1,383.6	2,122.4	2,114.5	1,771.6	—	10,393.7
Attributable to 2011 acquisitions	35.4	90.6	3,758.3	2.8	277.6	—	4,164.7
Adjustments due to finalization of purchase price allocations	0.4	(3.9)	(5.7)	26.8	—	—	17.6
Effect of foreign currency translation	0.6	(21.1)	(33.0)	(22.0)	(26.2)	—	(101.7)

Balance December 31, 2011	$3,038.0	$1,449.2	$5,842.0	$2,122.1	$2,023.0	$—	$14,474.3

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite – Lived Intangibles:
Patents & technology	$1,180.0	$(384.8)	$761.6	$(295.9)
Customer relationships and other intangibles	3,009.0	(633.2)	1,857.6	(453.2)

Total finite – lived intangibles	4,189.0	(1,018.0)	2,619.2	(749.1)

Indefinite – Lived Intangibles:
Trademarks & trade names	2,669.2	—	1,437.6	—

Total intangibles	$6,858.2	$(1,018.0)	$4,056.8	$(749.1)

During 2011, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships and patents, with a weighted-average life of 15 years. Refer to Note 2 for additional information on the intangible assets acquired.

Total intangible amortization expense in 2011, 2010 and 2009 was $284 million, $199 million and $156 million, respectively. Based on the intangible assets recorded as of December 31, 2011, amortization expense is estimated to be $324 million during 2012, $290 million during 2013, $261 million during 2014, $235 million during 2015 and $211 million during 2016.

(8)	FAIR VALUE MEASUREMENTS:

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011:
Assets:
Available-for-sale securities	$287.0	—	—	$287.0

Liabilities:
Deferred compensation plans	—	$58.2	—	58.2
Currency swap agreement	—	53.9	—	53.9

December 31, 2010:
Assets:
Available-for-sale securities	$257.0	—	—	$257.0

Liabilities:
Deferred compensation plans	—	$64.4	—	64.4

Available-for-sale securities are measured at fair value using quoted market prices in an active market and included in other long-term assets in the accompanying Consolidated Balance Sheet.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until at or after their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheet (refer to Note 9). Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rate.

In connection with the acquisition of Beckman Coulter, the Company acquired an existing currency swap agreement. The agreement requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at rate of $1 / ¥102.25 on a monthly basis through June 1, 2018. As of December 31, 2011, the aggregate Japanese Yen purchase commitment was approximately ¥14.1 billion (approximately $182 million based on exchange rates as of December 31, 2011). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. During the year ended December 31, 2011 the Company recorded a pre-tax charge of approximately $8 million related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Balance Sheet. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.

Fair Value of Financial Instruments

In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all the Company’s financial instruments. The methods and significant assumptions used to estimate fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed.

The carrying amounts and fair values of financial instruments at December 31, 2011 and 2010 were as follows ($ in millions):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Available-for-sale securities	$287.0	$287.0	$257.0	$257.0

Liabilities:
Short-term borrowings	98.4	98.4	40.8	40.8
Long-term borrowings	5,206.8	5,790.1	2,783.9	3,372.6
Currency swap agreement	53.9	53.9	—	—

The fair values of available-for-sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs conversion features. The available-for-sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of short-term borrowings, as well as, cash and cash equivalents, trade accounts receivable, net, and trade accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

Refer to Note 11 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

(9)	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities as of December 31 include the following ($ in millions):

	2011		2010
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$773.7	$269.9	$592.2	$252.0
Restructuring	124.2	—	12.0	—
Claims, including self-insurance and litigation	128.7	88.8	109.4	81.7
Pension and postretirement benefits	71.8	1,160.3	88.7	612.7
Environmental and regulatory compliance	48.9	92.3	46.0	75.8
Taxes, income and other	234.0	1,841.9	204.8	1,204.9
Deferred revenue	645.0	75.7	482.6	44.8
Sales and product allowances	140.1	1.5	119.8	0.6
Warranty	121.9	15.0	114.2	13.5
Attributable to discontinued operations	80.5	—	167.3	8.1
Other	282.4	53.5	218.1	45.7

	$2,651.2	$3,598.9	$2,155.1	$2,339.8

(10)	FINANCING:

The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2011	2010
U.S. dollar-denominated commercial paper	$977.3	$180.0
4.5% guaranteed Eurobond Notes due 2013 (€500 million) (the “Eurobond Notes”)	647.3	668.9
Floating rate senior notes due 2013 (the “2013 Notes”)	300.0	—
1.3% senior notes due 2014 (the “2014 Notes”)	400.0	—
2.3% senior notes due 2016 (the “2016 Notes”)	500.0	—
5.625% senior notes due 2018 (the “2018 Notes”)	500.0	500.0
5.4% senior notes due 2019 (the “2019 Notes”)	750.0	750.0
3.9% senior notes due 2021 (the “2021 Notes”)	600.0	—
Zero-coupon LYONs	379.6	573.4
Other	251.0	152.4

Subtotal	5,305.2	2,824.7
Less – currently payable	98.4	40.8

Long-term debt	$5,206.8	$2,783.9

The 2013 Notes, the 2014 Notes, the 2016 Notes and the 2021 Notes are collectively referred to as the “2011 Financing Notes”. The 2011 Financing Notes, the Eurobond Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.

Commercial Paper Program and Credit Facility

The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes in an aggregate principal amount not to exceed $2.5 billion. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. During 2011, the Company issued commercial paper under its U.S. program to fund a portion of the purchase price for Beckman Coulter and the retirement of substantially all of the Beckman Coulter debt (see below). As of December 31, 2011, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 30 days. There was no commercial paper outstanding under the Euro program as of December 31, 2011 or at any other time during 2011. The Company classified its borrowings outstanding under the commercial paper programs at December 31, 2011 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. Under the Credit Facility, in addition to certain initial fees the Company is obligated to pay a per annum commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2011, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper program. The Company expects to limit any borrowings under the Credit Facility to amounts that would provide sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.

On June 17, 2011, the Company entered into a $3.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) in connection with the acquisition of Beckman Coulter. The Company reduced the commitments under the 364-Day Facility from $3.0 billion to $2.2 billion effective as of June 27, 2011, from $2.2 billion to $1.5 billion effective as of July 21, 2011, from $1.5 billion to $1.0 billion effective as of October 1, 2011 and terminated the facility as of December 29, 2011. There were no outstanding borrowings under the 364-Day Facility at any time during the term of the facility.

Other Long-Term Indebtedness

2011 Financing Notes—On June 23, 2011, the Company completed the underwritten public offering of the 2011 Financing Notes, all of which are unsecured. The 2013 Notes were issued at 100% of their principal amount, will mature on June 21, 2013 and accrue interest at a floating rate equal to three-month LIBOR plus 0.25% per year. The 2014 Notes were issued at 99.918% of their principal amount, will mature on June 23, 2014 and accrue interest at the rate of 1.3% per year. The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds from the 2011 Financing Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company pays interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company pays interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year.

2019 Notes—In March 2009, the Company completed an underwritten public offering of the 2019 Notes, which were issued at 99.93% of their principal amount, will mature on March 1, 2019 and accrue interest at the rate of 5.4% per annum. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper and the balance was used for general corporate purposes, including acquisitions. The Company pays interest on the 2019 Notes semi-annually in arrears, on March 1 and September 1 of each year.

2018 Notes—In December 2007, the Company completed an underwritten public offering of the 2018 Notes, which were issued at 99.39% of their principal amount, will mature on January 15, 2018 and accrue interest at the rate of 5.625% per annum. The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of Tektronix. The Company pays interest on the 2018 Notes semi-annually in arrears, on January 15 and July 15 of each year.

Eurobond Notes—On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the United States. Payment obligations under these Eurobond Notes are guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions.

LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24.0 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2011, an aggregate of approximately 10 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2011, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on each of January 22, 2004 and January 22, 2011, which resulted in aggregate notes with an accreted value of approximately $1 million being redeemed by the Company for cash.

Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid approximately $1 million, $2 million and $1 million of contingent interest on the LYONs for the years ended December 31, 2011, 2010 and 2009, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Covenants and Redemption Provisions Applicable to the Notes

The Company may redeem some or all of the 2014 Notes, the 2016 Notes, the 2018 Notes and/or the 2019 Notes at any time by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. Prior to March 23, 2021 (three months prior to their maturity date), the Company may redeem some or all of the 2021 Notes by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. On or after March 23, 2021, the Company may redeem some or all of the 2021 Notes for their principal amount plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes, each holder of Notes may require the Company to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued interest (100% of the principal amount plus accrued interest in the case of Eurobond Notes). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable supplemental indenture or comparable instrument. Except in connection with a change of control triggering event as described above, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. In addition, the Company may redeem the Eurobond notes upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed.

The indentures and comparable instruments pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2011, the Company was in compliance with all of its debt covenants.

Beckman Coulter Indebtedness

In connection with the acquisition of Beckman Coulter, the Company also assumed indebtedness with a fair value of $1.6 billion (the “Beckman Coulter Notes”). During the third quarter of 2011, the Company retired substantially all of the Beckman Coulter Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Coulter Notes. The charge to earnings is reflected as a loss on early extinguishment of debt in the accompanying Consolidated Statement of Earnings.

Other

The minimum principal payments during the next five years are as follows: 2012 - $98 million, 2013 - $1,037 million, 2014 - $406 million, 2015 - $32 million, 2016 - $1,481 million and $2,251 million thereafter.

The Company made interest payments of approximately $133 million, $107 million and $88 million in 2011, 2010 and 2009, respectively.

(11)	PENSION BENEFIT PLANS:

The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. Benefit accruals under most of these plans have ceased. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates, and other factors. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31, 2011 and 2010 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2011	2010	2011	2010
Change in pension benefit obligation:
Benefit obligation at beginning of year	$1,382.4	$1,309.3	$685.4	$646.1
Service cost	15.0	2.2	17.4	12.3
Interest cost	91.1	71.1	39.2	30.4
Employee contributions	—	—	5.7	2.8
Benefits paid and other	(120.3)	(89.0)	(38.8)	(35.5)
Acquisitions	852.7	56.5	323.5	8.8
Actuarial loss	159.2	32.3	49.2	29.7
Amendments, settlements and curtailments	(64.0)	—	(16.5)	(0.4)
Foreign exchange rate impact	—	—	(26.6)	(8.8)

Benefit obligation at end of year	2,316.1	1,382.4	1,038.5	685.4

Change in plan assets:
Fair value of plan assets at beginning of year	1,073.6	916.4	406.7	374.7
Actual return on plan assets	(0.7)	109.9	8.2	28.0
Employer contributions	131.9	90.5	45.4	32.7
Employee contributions	—	—	5.6	2.8
Plan settlements	—	—	(12.7)	(0.5)
Benefits paid and other	(120.3)	(89.0)	(38.8)	(35.5)
Acquisitions	650.9	45.8	243.3	0.3
Foreign exchange rate impact	—	—	(14.8)	4.2

Fair value of plan assets at end of year	1,735.4	1,073.6	642.9	406.7

Funded status	(580.7)	(308.8)	(395.6)	(278.7)
Less: Funded status attributable to discontinued operations	1.9	(1.7)	4.6	9.0

Accrued benefit cost – continuing operations	$(578.8)	$(310.5)	$(391.0)	$(269.7)

The significant change in the benefit obligation and plan assets from acquisitions during 2011 reflects the impact of the Beckman Coulter acquisition in June 2011. Refer to Note 2.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	U. S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	4.50%	5.20%	4.10%	4.70%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%

Components of net periodic pension cost ($ in millions):

	U. S. Pension Benefits		Non-U.S. Pension Benefits
	2011	2010	2011	2010
Service cost	$15.0	$2.2	$17.4	$12.3
Interest cost	91.1	71.1	39.2	30.4
Expected return on plan assets	(115.2)	(83.0)	(27.4)	(19.0)
Amortization of prior service credit	—	—	(0.3)	(0.3)
Amortization of net loss	28.9	19.7	3.3	1.2
Curtailment and settlement (gains) losses recognized	(3.3)	—	1.2	—

Net periodic pension cost	$16.5	$10.0	$33.4	$24.6

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U. S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	5.20%	5.75%	4.70%	5.10%
Expected long-term return on plan assets	8.00%	8.00%	4.90%	5.25%
Rate of compensation increase	4.00%	4.00%	3.00%	3.05%

The discount rate reflects the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. Included in accumulated other comprehensive income at December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($2 million, net of tax) and unrecognized actuarial losses of $757 million ($494 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2011. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2012 is $0.2 million ($0.1 million, net of tax) and $43 million ($28 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2012.

Selection of Expected Rate of Return on Assets

For the years ended December 31, 2011, 2010 and 2009, the Company used an expected long-term rate of return assumption of 8.0% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.5% for 2012 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.25% to 7.90% and 1.25% to 7.20% in 2011 and 2010, respectively, with a weighted average rate of return assumption of 4.90% and 5.25% in 2011 and 2010, respectively.

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

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans at December 31, 2011, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$39.5	$—	$—	$39.5
Equity securities:
Common stock	290.4	58.2	—	348.6
Preferred stock	12.4	—	—	12.4
Fixed income securities:
Corporate bonds	—	171.9	—	171.9
Government issued	—	14.1	—	14.1
Mutual funds	619.5	279.8	—	899.3
Common/collective trusts	—	515.4	—	515.4
Venture capital and partnerships	—	—	163.9	163.9
Real estate	—	—	152.0	152.0
Insurance contracts	—	61.2	—	61.2

Total	$961.8	$1,100.6	$315.9	$2,378.3

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

Common stock, preferred stock, corporate bonds, U.S. government securities and certain mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Corporate bonds and U.S. government securities that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.

Common/collective trusts are valued based on the plan’s interest, represented by investment units, in the underlying investments held within the trust that are traded in an active market by the trustee.

Venture capital and partnership investments are valued based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. The investments are valued using a combination of discounted cash flows, earnings and market multiples and through reference to the quoted market prices of the underlying investments held by the venture or partnership where available. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.

Real estate investments are valued periodically using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. The real estate investment fund managers supplement the discounted cash flow valuations with third-party appraisals that are performed on either a quarterly or an annual basis.

The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with the methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended December 31, 2011 and 2010 ($ in millions):

	Common Stock	Venture capital and partnerships	Real estate	Total
Balance, January 1, 2010	$6.4	$52.2	$100.2	$158.8
Actual return on plan assets:
— Relating to assets sold during the period	(0.1)	(1.0)	—	(1.1)
— Relating to assets still held at December 31, 2010	0.5	1.9	(0.7)	1.7
Acquisitions	—	9.9	—	9.9
Purchases, sales, issuances and settlements (net)	(6.1)	(0.4)	2.2	(4.3)

Balance, December 31, 2010	$0.7	$62.6	$101.7	$165.0
Actual return on plan assets:
— Relating to assets sold during the period	—	—	0.9	0.9
— Relating to assets still held at December 31, 2011	—	(16.0)	8.6	(7.4)
Acquisitions	—	114.2	40.2	154.4
Purchases	—	7.0	2.3	9.3
Sales	(0.7)	(1.3)	(1.7)	(3.7)
Settlements	—	(2.6)	—	(2.6)

Balance, December 31, 2011	$—	$163.9	$152.0	$315.9

Expected Contributions

During 2011, the Company contributed approximately $132 million to its U.S. defined benefit pension plan and approximately $45 million to its non-U.S. defined benefit pension plans. During 2012, the Company’s cash contribution requirements for its U.S. plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. plans are expected to be approximately $50 million, although the ultimate amounts to be contributed to the U.S. and non-U.S. plans depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2012	$168.9	$44.3	$213.2
2013	161.1	44.1	205.2
2014	161.6	42.7	204.3
2015	165.9	45.3	211.2
2016	159.0	46.3	205.3
2017-2021	830.5	246.7	1,077.2

Other Matters

Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.

A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan compared to a single-employer plan differ in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers, and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2011, 2010 and 2009 were not considered significant, either individually or in the aggregate.

Expense for all defined benefit and defined contribution pension plans amounted to $166 million, $126 million and, $109 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(12)	OTHER POST RETIREMENT EMPLOYEE BENEFIT PLANS:

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31, 2011 and 2010 ($ in millions):

	Post Retirement Medical Benefits
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$123.7	$104.8
Service cost	1.6	0.9
Interest cost	9.5	6.3
Amendments, curtailments and other	2.0	0.5
Actuarial loss	16.0	23.8
Acquisitions	125.1	—
Retiree contributions	6.6	1.8
Benefits paid	(19.7)	(14.4)

Benefit obligation at end of year	264.8	123.7

Change in plan assets:
Fair value of plan assets	—	—

Funded status /accrued benefit cost	$(264.8)	$(123.7)
Attributable to discontinued operations	2.5	2.5

Funded status /accrued benefit cost – continuing operations	(262.3)	(121.2)

At December 31, 2011, $245 million of the total underfunded status of the plan was recognized as long-term accrued post retirement liability since it is not expected to be funded within one year. At December 31, 2010, $111 million of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	2011	2010
Discount rate	4.50%	5.20%
Medical trend rate – initial	7.70%	7.90%
Medical trend rate – grading period	17 years	18 years
Medical trend rate – ultimate	4.50%	4.50%

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$1.0	$(0.9)
Effect on post retirement medical benefit obligation	24.4	(21.2)

The medical trend rate used to determine the post retirement benefit obligation was 7.70% for 2011. The rate decreases gradually to an ultimate rate of 4.5% in 2028, and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

Components of net periodic benefit cost ($ in millions):

	Post Retirement Medical Benefits
	2011	2010
Service cost	$1.6	$0.9
Interest cost	9.5	6.3
Amortization of loss	4.0	2.3
Amortization of prior service credit	(5.9)	(7.9)
Curtailment loss	3.0	—

Net periodic benefit cost	$12.2	$1.6

Included in accumulated other comprehensive income at December 31, 2011 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $16 million ($10 million, net of tax) and unrecognized actuarial losses of $54 million ($34 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2011. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic benefit costs during the year ending December 31, 2012 is $6 million ($4 million, net of tax) and $4 million ($2 million, net of tax), respectively.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

Amount
2012	$21.8
2013	21.7
2014	21.8
2015	22.1
2016	22.4
2017-2021	109.7

(13)	LEASES AND COMMITMENTS:

The Company’s operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $195 million in 2012, $156 million in 2013, $124 million in 2014, $95 million in 2015, $76 million in 2016 and $134 million thereafter. Total rent expense for all operating leases was $210 million, $146 million and, $132 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

In certain cases, the Company will sell extended warranty or maintenance agreements. The proceeds from these agreements is deferred and recognized as revenue over the term of the agreement.

The following is a rollforward of the Company’s accrued warranty liability for the years ended December 31, 2011 and 2010 ($ in millions):

Balance January 1, 2010	$120.5
Accruals for warranties issued during period	117.5
Settlements made	(113.5)
Additions due to acquisitions	9.6
Amount transferred to Apex joint venture	(6.1)
Effect of foreign currency translation	(0.3)

Balance December 31, 2010	127.7
Accruals for warranties issued during period	115.2
Settlements made	(125.4)
Additions due to acquisitions	21.3
Effect of foreign currency translation	(1.9)

Balance December 31, 2011	$136.9

(14)	LITIGATION AND CONTINGENCIES:

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business (or the business operations of previously owned entities). These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material effect on its financial statements.

While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general and products liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company periodically assesses the likelihood of adverse judgments or outcomes for these matters, as well as amounts or ranges of probable losses, and if appropriate recognizes a reserve for these contingencies. These reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk insurance professionals where appropriate. In addition, outside risk insurance professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Please see Note 9 for information about the amount of the Company’s accruals for self-insurance and litigation liability.

In addition, the Company’s operations, products and services are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with its operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.

In addition to environmental compliance costs, the Company from time to time incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under U.S. federal and state environmental laws. The Company has projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study, and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances.

The Company has made a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. Please see Note 9 for additional information about the Company’s environmental reserves.

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

The Company’s Restated Certificate of Incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. Danaher’s Amended and Restated By-laws provide for similar indemnification rights. In addition, Danaher has executed with each director and executive officer of Danaher Corporation an indemnification agreement which provides for substantially similar indemnification rights and under which Danaher has agreed to pay expenses in advance of the final disposition of any such indemnifiable proceeding. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.

At December 31, 2011 and 2010, the Company had approximately $330 million and $374 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its financial statements.

(15)	INCOME TAXES FROM CONTINUING OPERATIONS:

Earnings from continuing operations before income taxes for the years ended December 31 consists of the following ($ in millions):

	2011	2010	2009
United States	$1,168.1	$1,006.3	$476.6
International	1,279.8	1,223.3	849.5

Total	$2,447.9	$2,229.6	$1,326.1

The provision for income taxes from continuing operations for the years ended December 31 consists of the following ($ in millions):

	2011	2010	2009
Current:
Federal U.S.	$(6.3)	$362.2	$274.4
Non - U.S.	206.0	88.7	100.2
State and local	41.5	22.8	20.6
Deferred:
Federal U.S.	265.9	45.1	(41.8)
Non - U.S.	(13.3)	(12.4)	(119.9)
State and local	18.8	5.0	5.5

Income tax provision	$512.6	$511.4	$239.0

The provision for income taxes from discontinued operations for the years ended December 31, 2011, 2010 and 2009 was $146 million, $38 million and, $34 million, respectively.

Net current deferred income tax assets are reflected in prepaid expenses and other current assets and net long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying Consolidated Balance Sheet. Deferred income tax assets and liabilities as of December 31 consist of the following ($ in millions):

	2011	2010
Deferred Tax Assets:
Allowance for doubtful accounts	$70.9	$46.1
Inventories	154.5	74.5
Pension and postretirement benefits	382.0	173.7
Environmental and regulatory compliance	35.5	30.8
Other accruals and prepayments	338.1	300.3
Stock compensation expense	114.6	97.9
Tax credit and loss carryforwards	864.0	787.1
Other	2.8	15.2
Valuation allowance	(316.6)	(283.9)

Total deferred tax asset	1,645.8	1,241.7

Deferred Tax Liabilities:
Property, plant and equipment	(258.5)	(69.5)
Insurance, including self – insurance	(108.9)	(55.3)
Basis difference in LYONs	(118.6)	(151.3)
Goodwill and other intangibles	(2,016.4)	(1,098.1)
Deferred service income	(174.7)	(180.9)
Unrealized gains on marketable securities	(56.8)	(42.5)

Total deferred tax liability	(2,733.9)	(1,597.6)

Net deferred tax liability	$(1,088.1)	$(355.9)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense. The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1,075 million and $528 million as of December 31, 2011 and 2010, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of approximately $13 million and net deferred tax assets of $172 million as of December 31, 2011 and 2010, respectively.

The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	1.0	1.4	1.6
Foreign income taxed at lower rate than U.S. statutory rate	(12.8)	(10.5)	(12.7)
Resolution of uncertain tax positions/statute expirations	(2.4)	(0.6)	(7.3)
Acquisition costs	0.4	—	0.6
Research and experimentation credits and other	(0.3)	(0.3)	0.8
Joint venture formation	—	(2.1)	—

Effective income tax rate	20.9%	22.9%	18.0%

The Company’s effective tax rate related to continuing operations for each of 2011, 2010 and 2009 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The tax rates are also lower than the U.S. statutory rate due to recognition of tax benefits associated with certain international and domestic tax positions being resolved in the Company’s favor, tax rulings, court decisions and the lapse of statutes of limitations. The impact of the favorable resolutions have been treated as discrete items in the period they were resolved and, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions reduced the provision for income taxes by approximately 240 basis points ($59 million or $0.08 per diluted share), 60 basis points ($12 million, or $0.02 per diluted share), and 730 basis points ($97 million, or $0.15 per diluted share) during the years ended December 31, 2011, 2010, and 2009, respectively.

The Company made income tax payments related to continuing operations of $303 million, $282 million, and $283 million in 2011, 2010 and 2009, respectively. In addition, the Company made tax payments related to discontinued operations, including the gain on the sale of PSA (refer to Note 3) totaling $129 million in 2011. Current income tax payable has been reduced by $25 million, $57 million, and $53 million in 2011, 2010 and 2009, respectively, for tax deductions attributable to stock-based compensation. The net income tax benefit attributable to stock-based compensation in excess of the benefit recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital.

Included in deferred income taxes as of December 31, 2011 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $337 million (net of applicable valuation allowances of $316 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2012 through 2031. In addition, the Company had general business and foreign tax credit carryforwards of $210 million (net of applicable valuation allowances of $1 million) at December 31, 2011. Included in the deferred tax asset related to net operating loss carryforwards and tax credits is $140 million associated with the indirect impact of certain unrecognized tax benefits (see below).

As of December 31, 2011, gross unrecognized tax benefits totaled approximately $518 million ($451 million, net of offsetting indirect tax benefits and including $129 million associated with potential interest and penalties). As of December 31, 2010, gross unrecognized tax benefits totaled approximately $518 million ($402 million, net of offsetting indirect tax benefits and including $84 million associated with potential interest and penalties). The Company recognized approximately $56 million, $25 million and $18 million in potential interest and penalties associated with uncertain tax positions during 2011, 2010 and 2009, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other in accrued expenses as detailed in Note 9.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2011	2010	2009
Unrecognized tax benefits, beginning of year	$517.5	$439.3	$446.9
Additions based on tax positions related to the current year	46.6	62.2	33.4
Additions for tax positions of prior years	77.1	101.8	82.3
Reductions for tax positions of prior years	(59.7)	(50.0)	(11.8)
Acquisitions	85.5	5.7	3.0
Lapse of statute of limitations	(124.3)	(32.8)	(104.5)
Settlements	(21.2)	(4.9)	(21.6)
Effect of foreign currency translation	(3.2)	(3.8)	11.6

Unrecognized tax benefits, end of year	$518.3	$517.5	$439.3

The Company and its subsidiaries are routinely examined by various taxing authorities. The Internal Revenue Service (“IRS”) has initiated examinations of certain of the Company’s federal income tax returns for the years 2008 and 2009. It is expected that these examinations will be completed in early 2013. In addition, the Company has subsidiaries in Austria, Belgium, Germany, Denmark, Canada, France, Hong Kong, India, Australia and various other states, provinces and countries that are currently under audit for years ranging from 2000 through 2010.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2006 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2000.

Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $53 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.

The Company operates in various non–U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specified period. These tax benefits are not material to the Company’s financial statements.

As of December 31, 2011, the Company held $523 million of cash and cash equivalents outside of the United States. Although repatriation of some foreign balances may be restricted by local laws, most of the amounts held outside the United States could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provision for U.S. income taxes has been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2011 and 2010, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $7.8 billion and $6.5 billion, respectively.

(16)	NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2011 and December 31, 2009, approximately 3 million and 5 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the year ended December 31, 2010. Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows (in millions, except per share amounts):

For the Year Ended December 31, 2011:

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,935.3	676.2	$2.86
Adjustment for interest on convertible debentures	7.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	11.3
Incremental shares from assumed conversion of the convertible debentures	—	13.7

Diluted EPS	$1,942.4	701.2	$2.77

For the Year Ended December 31, 2010:

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,718.2	653.2	$2.63
Adjustment for interest on convertible debentures	10.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.0
Incremental shares from assumed conversion of the convertible debentures	—	21.1

Diluted EPS	$1,728.8	683.3	$2.53

For the Year Ended December 31, 2009:

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,087.0	641.5	$1.69
Adjustment for interest on convertible debentures	10.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	6.0
Incremental shares from assumed conversion of the convertible debentures	—	24.0

Diluted EPS	$1,097.3	671.5	$1.63

(17)	STOCK TRANSACTIONS:

On May 11, 2010, the Company’s Board of Directors (the “Board”) approved a two-for-one stock split (effected in the form of a dividend by issuing one additional share of common stock for each issued share of common stock), which was paid on June 10, 2010 to stockholders of record at the close of business on May 25, 2010. All prior period share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period, have been adjusted to reflect the stock split.

On May 11, 2010, the Company’s Board authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011, 2010 or 2009. The Company expects to fund any repurchases using the Company’s available cash balances or proceeds from the issuance of commercial paper. At December 31, 2011, the Company had 20 million shares remaining for stock repurchases under the existing Board authorization.

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

Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company under these plans equal the closing price of the Company’s common stock on the NYSE on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the Tektronix stock underlying these awards.

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

Restricted shares issued under the Tektronix Plans were granted subject to certain time-based vesting restrictions such that the restricted share awards are fully vested after a period of five years. Holders of restricted shares have the right to vote such shares and receive dividends. The restricted shares are considered issued and outstanding at the date the award is granted.

The options, RSUs and restricted shares generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. At December 31, 2011, approximately 20 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

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

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.17 – 3.19%	1.39 – 3.41%	2.08 – 3.68%
Weighted average volatility	28%	28%	31%
Dividend yield	0.2%	0.2%	0.2%
Expected years until exercise	6 – 8.5	6 – 8.5	6 – 9.5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The dividend yield is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing to be used in the valuation model, in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options. The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods.

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

The following table summarizes the components of the Company’s share-based compensation program recorded as expense ($ in millions):

	Year Ended December 31,
	2011	2010	2009
Restricted Stock Units & Restricted Shares:
Pre-tax compensation expense	$47.9	$32.2	$29.1
Tax benefit	(17.8)	(12.0)	(10.8)

Restricted stock unit and restricted share expense, net of tax	$30.1	$20.2	$18.3

Stock Options:
Pre-tax compensation expense	$47.7	$55.9	$58.2
Tax benefit	(14.6)	(16.5)	(18.0)

Stock option expense, net of tax	$33.1	$39.4	$40.2

Total Share-Based Compensation:
Pre-tax compensation expense	$95.6	$88.1	$87.3
Tax benefit	(32.4)	(28.5)	(28.8)

Total share-based compensation expense, net of tax	$63.2	$59.6	$58.5

Share-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2011, $118 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 2 years. As of December 31, 2011, $126 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans as of December 31, 2011 and changes during the three years ended December 31, 2011 were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	44,168	$25.25
Granted	5,120	$28.59
Exercised	(8,642)	$14.28
Cancelled	(1,852)	$37.15

Outstanding at December 31, 2009	38,794	$27.57
Granted	4,425	$38.26
Exercised	(7,028)	$19.49
Cancelled	(1,371)	$33.62

Outstanding at December 31, 2010	34,820	$30.31
Granted	3,807	$50.02
Exercised	(4,488)	$25.73
Cancelled	(1,685)	$35.62

Outstanding at December 31, 2011	32,454	$32.98	5	$467,272

Vested and Expected to Vest at December 31, 2011 (1)	31,679	$32.75	5	$462,537

Exercisable at December 31, 2011	19,232	$28.71	4	$352,544

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.

Options outstanding at December 31, 2011 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$15.23 to $23.56	5,194	$18.42	1	5,194	$18.42
$23.57 to $31.26	9,815	$28.33	5	6,804	$28.51
$31.27 to $38.81	10,401	$36.25	6	5,387	$35.01
$38.82 to $46.81	3,320	$40.35	7	1,824	$40.14
$46.82 to $55.07	3,724	$50.01	9	23	$50.40

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $105 million, $151 million and $151 million, respectively. Exercise of options during the years ended December 31, 2011, 2010 and 2009 resulted in cash receipts of approximately $114 million, $134 million, and $120 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The Company realized a tax benefit of approximately $33 million, $49 million, and $53 million in 2011, 2010 and 2009, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital. Excess tax benefits are reflected as financing cash inflows in the accompanying Consolidated Statement of Cash Flows.

The following table summarizes information on unvested RSUs and restricted shares activity during the three years ended December 31, 2011:

	Number of RSUs /Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	4,128	30.29
Granted	1,914	28.60
Vested	(296)	31.42
Forfeited	(166)	34.21

Unvested at December 31, 2009	5,580	29.53
Granted	1,759	38.17
Vested	(1,877)	25.19
Forfeited	(309)	34.37

Unvested at December 31, 2010	5,153	33.77
Granted	1,628	49.96
Vested	(405)	35.81
Forfeited	(397)	38.59

Unvested at December 31, 2011	5,979	$37.72

The Company realized a tax benefit of approximately $7 million, $27 million and $4 million in the years ended December 31, 2011, 2010 and 2009, respectively, related to the vesting of RSUs. The excess tax benefits attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital. In connection with the vesting of certain RSUs and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2011, approximately 147 thousand shares with an aggregate value of approximately $7 million were withheld to satisfy the requirement. During the year ended December 31, 2010, approximately 765 thousand shares with an aggregate value of approximately $29 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statement of Stockholders’ Equity.

(18)	RESTRUCTURING AND OTHER RELATED CHARGES:

During 2011, the Company recorded pre-tax restructuring and other related charges totaling $179 million. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertain macro-economic environment. Substantially all restructuring activities initiated in 2011 were completed by December 31, 2011. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2012.

The Company did not incur significant restructuring and other related charges during the year ended December 31, 2010.

During 2009, the Company recorded pre-tax restructuring and other related charges totaling $239 million. Of the total 2009 restructuring costs incurred, $192 million was incurred pursuant to plans approved by the Company in April and August of 2009 and $46 million was incurred in connection with the Company’s normal on-going restructuring actions. Substantially all planned restructuring activities related to the 2009 plans were completed during 2009 resulting in approximately $204 million of employee severance and related charges and $35 million of facility exit and other related charges.

The nature of the restructuring and related activities initiated in both 2011 and 2009 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures.

In conjunction with the closing of facilities, certain inventory was written off as unusable in future operating locations. This inventory consisted primarily of component parts and raw materials, which were either redundant to inventory at the facilities being merged or were not economically feasible to relocate since the inventory was purchased to operate on equipment and tooling which was not being relocated. In addition, asset impairment charges have been recorded to reduce the carrying amounts of the long-lived assets that will be sold or disposed of to their estimated fair values. Charges for the asset impairment reduce the carrying amount of the long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

Restructuring and other related charges recorded for the year ended December 31 by segment, for years when charges were significant, are summarized in the table below ($ in millions):

Segment	2011	2009
Test & Measurement	$18.8	$67.7
Environmental	7.5	31.7
Life Sciences & Diagnostics	100.9	16.7
Dental	28.3	43.8
Industrial Technologies	23.8	52.7
Businesses contributed to Apex joint venture	—	17.1
Attributable to discontinued operations (see Note 3)	—	8.8

	$179.3	$238.5

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2011 actions ($ in millions):

	Costs Incurred	Paid / Settled	Balance as of December 31, 2011
Restructuring Charges:
Employee severance and related	$159.9	$(43.2)	$116.7
Facility exit and related	19.4	(11.9)	7.5

Total restructuring	$179.3	$(55.1)	$124.2

The remaining December 31, 2010 accrual balance of $12 million associated with 2009 actions was paid during 2011.

The restructuring and other related charges incurred during 2011 include cash charges of $173 million and $6 million of non-cash charges. The restructuring and other related charges incurred during 2009 include cash charges of $228 million and $10 million of non-cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

Statement of Earnings Caption	2011	2009
Cost of sales	$67.9	$116.7
Selling, general and administrative expenses	111.4	113.0
Attributable to discontinued operations	—	8.8

	$179.3	$238.5

(19)	OTHER INCOME:

During the third quarter of 2009, Ormco Corporation, a wholly-owned subsidiary of the Company, settled certain litigation pending between Ormco and Align Technology, Inc. (“Align”). Among other provisions, as part of the settlement, Align paid $13 million in cash to Ormco and issued to the Company approximately 8 million shares of Align common stock, which following issuance represented an approximately ten percent ownership interest in Align. The Company recorded a pre-tax gain of $85 million ($53 million after tax or $0.08 per share) related to the settlement representing the cash received and the value of the shares received on the respective dates the shares were issued to the Company, net of $13 million of related legal and direct settlement costs incurred. This gain is reflected as other income in the accompanying Consolidated Statements of Earnings. The shares received in connection with the settlement have been classified as available-for-sale securities. Any gains or losses resulting from changes in the fair value of the securities are reflected as unrealized gains or losses in other comprehensive income and classified as a component of stockholders’ equity until such gains or losses are realized.

(20)	SEGMENT DATA:

The Company operates and reports its results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. In addition, the historical results of the hand tools related business and the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures.

Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals. During 2011, the Company commenced reporting geographic external sales attributable to individual countries based on the location of the customer. In prior annual filings, the Company reported external geographic sales attributable to individual countries based on the location where the product was manufactured. Prior period amounts have been reclassified to conform to the current reporting format.

Detailed segment data for the years ended December 31, 2011, 2010 and 2009 is presented in the following table ($ in millions):

	2011	2010	2009
Total Sales:
Test & Measurement	$3,390.9	$2,832.9	$2,221.3
Environmental	2,939.6	2,738.0	2,418.7
Life Sciences & Diagnostics	4,627.4	2,298.3	1,484.9
Dental	2,011.2	1,824.6	1,657.0
Industrial Technologies	3,121.4	2,540.6	2,126.9
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	315.6	607.9

	$16,090.5	$12,550.0	$10,516.7

Operating Profit:
Test & Measurement	$751.2	$572.9	$301.4
Environmental	622.7	564.3	471.0
Life Sciences & Diagnostics	402.3	227.9	179.6
Dental	236.1	203.3	215.9
Industrial Technologies	655.0	513.3	297.5
Businesses contributed to Apex joint venture:
Attributable to periods prior to contribution	—	41.5	63.9
Equity method earnings subsequent to JV formation	66.8	22.8	—
Other	(116.9)	(96.4)	(89.6)

	$2,617.2	$2,049.6	$1,439.7

Identifiable Assets (Including Assets Held for Sale):
Test & Measurement	$5,280.6	$5,322.9	$4,577.7
Environmental	2,784.8	2,634.9	2,591.3
Life Sciences & Diagnostics	12,888.4	4,071.7	2,609.5
Dental	4,047.5	4,120.2	3,947.8
Industrial Technologies	3,394.9	2,876.8	2,796.0
Businesses contributed to Apex joint venture	—	—	399.0
Other	1,553.2	3,190.6	2,674.1

	$29,949.4	$22,217.1	$19,595.4

	2011	2010	2009
Depreciation and Amortization:
Test & Measurement	$126.6	$107.7	$93.5
Environmental	45.9	45.9	43.1
Life Sciences & Diagnostics	297.2	90.7	56.6
Dental	94.0	81.7	71.3
Industrial Technologies	65.8	51.5	51.5
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	6.2	13.8
Other	5.4	4.6	2.0

	$634.9	$388.3	$331.8

Capital Expenditures, Gross
Test & Measurement	$37.7	$35.6	$25.3
Environmental	29.1	25.4	22.8
Life Sciences & Diagnostics	167.0	49.6	25.7
Dental	35.4	31.8	28.5
Industrial Technologies	51.3	35.4	36.6
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	6.9	9.4
Other	14.0	6.4	27.1

	$334.5	$191.1	$175.4

Operations in Geographical Areas

Year Ended December 31

($ in millions)	2011	2010	2009
Sales:
United States	$6,787.8	$5,703.3	$4,963.9
Germany	1,189.0	928.9	802.0
China	1,133.2	748.7	561.9
Japan	809.4	603.0	410.3
All other (each country individually less than 5% of total sales)	6,171.1	4,566.1	3,778.6

	$16,090.5	$12,550.0	$10,516.7

Long-lived Assets (Including Assets Held for Sale):
United States	$16,433.0	$9,979.4	$8,886.8
Germany	1,455.8	1,398.9	1,488.2
All other (each country individually less than 5% of total long-lived assets)	5,788.3	4,773.4	3,999.8

	$23,677.1	$16,151.7	$14,374.8

Sales by Major Product Group

Year Ended December 31

($ in millions)	2011	2010	2009
Analytical and physical instrumentation	$5,920.9	$5,206.0	$4,364.9
Medical & dental products	6,653.5	4,122.9	3,141.9
Motion and industrial automation controls	1,677.1	1,517.7	1,107.1
Mechanics and related hand tools	305.2	590.9	843.8
Product identification	1,162.1	818.4	780.2
Defense	162.0	136.6	126.3
All other	209.7	157.5	152.5

	$16,090.5	$12,550.0	$10,516.7

(21)	QUARTERLY DATA-UNAUDITED ($ in millions, except per share data):

Prior period quarterly data has been reclassified to reflect businesses identified as discontinued operations. Refer to Note 3 for information regarding these discontinued operations.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$3,292.2	$3,635.9	$4,445.8	$4,716.6
Gross profit	1,748.9	1,917.6	2,183.1	2,327.1
Operating profit	584.9	610.0	643.1	779.2
Net earnings from continuing operations	416.8	439.6	515.4	563.5
Net earnings	429.4	648.8	523.4	570.7

Net earnings per share from continuing operations:
Basic	$0.63	$0.66	$0.75	$0.82
Diluted	$0.61	$0.64	$0.73	$0.79

Net earnings per share:
Basic	$0.65	$0.97	$0.76	$0.83
Diluted	$0.63	$0.94	$0.74	$0.80

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,940.6	$3,149.5	$3,026.9	$3,433.0
Gross profit	1,450.0	1,582.8	1,591.7	1,780.0
Operating profit	411.9	504.5	540.9	592.3
Net earnings from continuing operations	286.7	353.7	626.0	451.8
Net earnings	300.2	372.5	646.4	473.9

Net earnings per share from continuing operations:
Basic	$0.44	$0.54	$0.96	$0.69
Diluted	$0.43	$0.52	$0.92	$0.66

Net earnings per share:
Basic	$0.46	$0.57	$0.99	$0.72
Diluted	$0.45	$0.55	$0.95	$0.69

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

Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2011 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Aircraft Purchase

In 2011, Danaher’s management determined that the travel requirements of the Company’s officers and other senior management require an additional Company aircraft. Also in 2011, Mr. Steven M. Rales (Danaher’s Chairman of the Board and a co-founder of Danaher) determined to replace his Dassault Falcon 900B aircraft (the “Aircraft”) with a new aircraft, and as a result determined to sell the Aircraft. Danaher determined that it would be beneficial for Danaher to acquire the Aircraft from Mr. Rales if the parties could agree on mutually acceptable, arms’-length terms, because the Aircraft and Danaher’s existing aircraft have been under the common management of Danaher’s FJ900, Inc. subsidiary and therefore Danaher is familiar with the Aircraft and its maintenance and operational history and has a flight crew qualified to fly the Aircraft. To provide the basis for an arms’-length purchase price, the parties jointly commissioned two independent appraisals of the Aircraft. After averaging the two appraisal values (which had a difference of less than one percent) the parties agreed to reduce such average value by an amount equal to the estimated broker fee and engine maintenance insurance cost that Mr. Rales would likely incur if he were to sell the Aircraft to another party, yielding a purchase price of $13.5 million. In accordance with Danaher’s Related Person Transactions Policy, Danaher’s Nominating and Governance Committee reviewed the process by which the proposed purchase terms, including the proposed purchase price, were developed; reviewed the proposed purchase terms, including the proposed purchase price; considered the advantages to Danaher of acquiring the Aircraft as compared to another, comparable used aircraft; and approved Danaher’s purchase of the Aircraft upon the proposed terms. Subsequent to the approval of the Nominating and Governance Committee, on February 23, 2012, Danaher entered into an agreement with Mr. Rales and Joust Group L.L.C. (an entity owned by Mr. Rales) (the agreement is included as Exhibit 10.28 to this Annual Report on Form 10-K and is incorporated herein by reference), whereby Danaher acquired from Mr. Rales and Joust Group L.L.C. all of the outstanding interests in Joust Capital LLC, of which the only asset is the Aircraft, for a purchase price of $13.5 million.

Execution of 10b5-1 Plan

H. Lawrence Culp, Jr., Danaher’s President and Chief Executive Officer, and limited liability companies of which Mr. Culp and entities controlled by him are the sole members (the “LLCs”) and which hold certain of Mr. Culp’s outstanding stock options, entered into a pre-arranged stock trading plan on February 17, 2012 in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934 and Danaher’s policy with respect to the adoption of 10b5-1 plans. The plans are intended to allow Mr. Culp and the LLCs to spread stock trades relating to expiring options and vesting restricted stock units (“RSUs”) over an extended period of time on pre-arranged dates.

Under the plan, Mr. Culp and the LLCs may sell in the open market at prevailing prices on specified dates (subject to minimum price thresholds set forth in the plan) up to (1) 1,159,452 shares to be acquired upon exercise of stock options that were granted to Mr. Culp in 2003 and are scheduled to expire in March 2013, and (2) the shares he will receive (net of shares withheld for taxes) in connection with the vesting of 676,000 RSUs that are scheduled to vest in 2012. Any sales will be made during the period from April 2012 until the plans terminate in February 2013. The transactions under the plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Certain other officers and directors of Danaher may from time to time enter into trading plans established in accordance with Rule 10b5-1. Except to the extent required by law, Danaher does not undertake to report Rule 10b5-1 plans that may be adopted by any officers or directors in the future or to report any modifications or terminations of any publicly announced trading plan.

Amendment to By-Laws

On February 23, 2012, the Board of Directors amended Danaher’s Amended and Restated By-Laws to eliminate the exclusive forum provision in Article X of the Amended and Restated By-Laws, which had provided that unless otherwise consented to by Danaher, the Court of Chancery of the State of Delaware would be the sole and exclusive forum for derivative claims brought on behalf of Danaher, breach of fiduciary duty claims against Danaher’s directors, officers or other employees, other claims arising pursuant to any provision of Delaware’s General Corporation Law (DGCL) and any claim governed by the internal affairs doctrine. The foregoing summary is qualified in its entirety by reference to Danaher’s Amended and Restated By-Laws, a copy of which is included as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2012 annual meeting, and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2012 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2012 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2012 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2012 annual meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	Schedules. An index of Exhibits and Schedules is on page 114 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

DANAHER CORPORATION

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:

Valuation and Qualifying Accounts	120

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 6, 2011, by and among Danaher Corporation, Djanet Acquisition Corp. and Beckman Coulter, Inc.	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on February 10, 2011 (Commission File Number: 1-8089)

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”) (2)	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.2	Supplemental Indenture to Senior Indenture, dated as of December 11, 2007, by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee relating to the 5.625% Senior Notes Due 2018 (3)	Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.3	Form of 5.625% Senior Notes Due 2018	Included in Exhibit 4.2

4.4	Supplemental Indenture to Senior Indenture, dated as of March 5, 2009, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 5.4% Senior Notes due 2019 (4)	Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.5	Form of 5.4% Senior Notes due 2019	Included in Exhibit 4.4

4.6	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Notes due 2013 (5)	Incorporated by reference from Exhibit 4.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.7	Form of Floating Rate Notes due 2013	Included in Exhibit 4.6

4.8	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.3% Senior Notes due 2014 (6)	Incorporated by reference from Exhibit 4.8 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.9	Form of 1.3% Senior Notes due 2014	Included in Exhibit 4.8

4.10	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 2.3% Senior Notes due 2016 (7)	Incorporated by reference from Exhibit 4.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.11	Form of 2.3% Senior Notes due 2016	Included in Exhibit 4.10

4.12	Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.9% Senior Notes due 2021 (8)	Incorporated by reference from Exhibit 4.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.13	Form of 3.9% Senior Notes due 2021	Included in Exhibit 4.12

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2011 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement *	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.7	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement *	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.8	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.9	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.10	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.11	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended *	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.12	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.13	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and amended as of December 30, 2008*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.14	Non-Qualified Stock Option Agreement dated as of March 26, 2003 by and between Danaher Corporation and H. Lawrence Culp, Jr.*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2003 (Commission File Number: 1-8089)

10.15	Form of Proprietary Interest Agreement for Named Executive Officers (with severance) **	Incorporated by reference from Exhibit 10.33 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.16	Form of Proprietary Interest Agreement for Named Executive Officers*	Incorporated by reference from Exhibit 10.34 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.17	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.18	Credit Agreement, dated as of June 17, 2011, among Danaher Corporation, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Morgan Stanley Senior Funding, Inc., Barclays Capital, Citigroup Global Markets Inc., and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and the lenders referred to therein (terminated effective as of December 29, 2011)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on June 17, 2011 (Commission File Number: 1-8089)

10.19	Credit Agreement, dated as of July 15, 2011, among Danaher Corporation, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Citibank, N.A. as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and JP Morgan Chase Bank, N.A. as Documentation Agents, Banc of America Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers and the lenders referred to therein	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 19, 2011 (Commission File Number: 1-8089)

10.20	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.21	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference from Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.22	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Citigroup Global Markets Inc., as Dealer, dated November 6, 2006	Incorporated by reference from Exhibit 10.24 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.23	Dealer Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Barclays Bank PLC as Dealer and Arranger, dated December 6, 2011

10.24	Issuing and Paying Agency Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, dated December 6, 2011

10.25	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC***

10.26	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC****	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.27	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.28	Limited Liability Company Interest Purchase Agreement by and among Danaher Corporation, Steven M. Rales and Joust Group, L.L.C., dated February 23, 2012

11.1	Computation of per-share earnings +

12.1	Calculation of ratio of earnings to fixed charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*****

101.SCH	XBRL Taxonomy Extension Schema Document*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****

Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement.
**	Indicates management contract or compensatory plan, contract or arrangement. In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into an agreement with each Named Executive Officer named in the exhibit that is substantially identical in all material respects to the form of agreement attached, except as to the name of the counterparty.
***	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25, except as to the referenced aircraft and the name of the counterparty.
****	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.26, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
*****	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Stockholders’ Equity for the twelve months ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.
+	See Note 16, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date: February 23, 2012	By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 23, 2012
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 23, 2012
Mitchell P. Rales
Chairman of the Executive Committee

/s/ MORTIMER M. CAPLIN	February 23, 2012
Mortimer M. Caplin
Director

/s/ H. LAWRENCE CULP, JR.	February 23, 2012
H. Lawrence Culp, Jr.
President, Chief Executive Officer and Director

/s/ DONALD J. EHRLICH	February 23, 2012
Donald J. Ehrlich
Director

/s/ LINDA P. HEFNER	February 23, 2012
Linda P. Hefner
Director

/s/ TERI LIST-STOLL	February 23, 2012
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 23, 2012
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 23, 2012
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 23, 2012
Alan G. Spoon
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 23, 2012
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 23, 2012
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 23, 2012
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period (a)
Year Ended December 31, 2011
Allowances deducted from asset account:
Allowance for doubtful accounts:	$134,230	$39,652	$(3,994)	$5,418	(b)	$30,086	$145,220

Year Ended December 31, 2010
Allowances deducted from asset account:
Allowance for doubtful accounts:	$130,143	$47,314	$334	$6,159	(b)	$49,720	$134,230

Year Ended December 31, 2009
Allowances deducted from asset account:
Allowance for doubtful accounts:	$117,638	$43,081	$4,009	$2,394	(b)	$36,979	$130,143

Notes:

(a)	Amounts include allowance for doubtful accounts classified as current and non-current
(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed.