Form 10-Q
period 2012-03-30
DANAHER CORP /DE/
filed 2012-04-19
CIK 313616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

The number of shares of common stock outstanding at April 13, 2012 was 692,753,675.

DANAHER CORPORATION

INDEX

FORM 10-Q

DANAHER CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

($ in thousands)

(unaudited)

	March 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,043,283	$537,001
Trade accounts receivable, net	2,996,457	3,049,895
Inventories:
Finished goods	971,293	930,914
Work in process	289,046	262,191
Raw material and supplies	628,740	588,247

Total inventories	1,889,079	1,781,352
Prepaid expenses and other current assets	614,404	904,109

Total current assets	6,543,223	6,272,357

Property, plant and equipment, net of accumulated depreciation of $1,786,308 and $1,665,983, respectively	2,104,811	2,100,990
Investment in joint venture	549,865	521,882
Other assets	787,902	739,686
Goodwill	14,573,310	14,474,323
Other intangible assets, net	5,861,848	5,840,209

Total assets	$30,420,959	$29,949,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$63,108	$98,392
Trade accounts payable	1,465,982	1,422,438
Accrued expenses and other liabilities	2,383,476	2,651,198

Total current liabilities	3,912,566	4,172,028

Other long-term liabilities	3,754,475	3,598,851
Long-term debt	4,862,716	5,206,800
Stockholders’ Equity:
Common stock - $0.01 par value	7,668	7,611
Additional paid-in capital	4,015,732	3,877,240
Retained earnings	13,652,469	13,056,869
Accumulated other comprehensive income (loss)	147,436	(36,937)

Total Danaher stockholders’ equity	17,823,305	16,904,783
Non-controlling interests	67,897	66,985

Total stockholders’ equity	17,891,202	16,971,768

Total liabilities and stockholders’ equity	$30,420,959	$29,949,447

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

($ and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Sales	$4,316,220	$3,292,198
Cost of sales	(2,080,676)	(1,543,348)

Gross profit	2,235,544	1,748,850

Operating costs and other:
Selling, general and administrative expenses	(1,244,897)	(963,242)
Research and development expenses	(270,124)	(215,230)
Earnings from unconsolidated joint venture	14,345	14,475

Operating profit	734,868	584,853

Non-operating income (expense):
Interest expense	(39,423)	(30,439)
Interest income	759	2,115

Earnings from continuing operations before income taxes	696,204	556,529

Income taxes	(176,150)	(139,754)

Net earnings from continuing operations	520,054	416,775

Earnings from discontinued operations, net of income taxes	92,858	12,583

Net earnings	$612,912	$429,358

Net earnings per share from continuing operations:
Basic	$0.75	$0.63

Diluted	$0.73	$0.61

Net earnings per share from discontinued operations:
Basic	$0.13	$0.02

Diluted	$0.13	$0.02

Net earnings per share:
Basic	$0.89 *	$0.65

Diluted	$0.86	$0.63

Average common stock and common equivalent shares outstanding:
Basic	691,507	661,599
Diluted	714,023	688,328

*	Net earnings per share amount does not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011

Net earnings	$612,912	$429,358

Other comprehensive income, net of tax:
Foreign currency translation adjustments	156,042	253,017
Unrealized gain on available-for-sale securities	28,331	8,459

Total other comprehensive income, net of tax	184,373	261,476

Comprehensive income	$797,285	$690,834

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

($ and shares in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2011	761,067	$7,611	$3,877,240	$13,056,869	$(36,937)	$66,985
Net earnings for the period	—	—	—	612,912	—	—
Other comprehensive income	—	—	—	—	184,373	—
Dividends declared	—	—	—	(17,312)	—	—
Common stock based award activity	4,544	45	94,667	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $10.0 million	1,211	12	43,825	—	—	—
Change in non-controlling interests	—	—	—	—	—	912

Balance, March 30, 2012	766,822	$7,668	$4,015,732	$13,652,469	$147,436	$67,897

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net earnings	$612,912	$429,358
Less: earnings from discontinued operations, net of income taxes	92,858	12,583

Net earnings from continuing operations	520,054	416,775
Non-cash items:
Depreciation	121,019	48,560
Amortization	81,292	55,563
Stock compensation expense	23,681	22,776
Earnings from unconsolidated joint venture, net of cash dividends received	(9,345)	(14,475)
Change in trade accounts receivable, net	97,695	53,755
Change in inventories	(76,163)	(39,484)
Change in trade accounts payable	23,526	35,499
Change in prepaid expenses and other assets	84,582	29,608
Change in accrued expenses and other liabilities	(214,984)	(174,298)

Total operating cash provided by continuing operations	651,357	434,279
Total operating cash (used in) provided by discontinued operations	(6,145)	2,204

Net cash provided by operating activities	645,212	436,483

Cash flows from investing activities:
Payments for additions to property, plant and equipment	(117,824)	(46,306)
Proceeds from disposals of property, plant and equipment	2,833	2,410
Cash paid for acquisitions	(55,727)	(517,420)

Total investing cash used in continuing operations	(170,718)	(561,316)
Total investing cash used in discontinued operations	(26)	(3,639)
Proceeds from the sale of discontinued operations	337,470	—

Net cash provided by (used in) investing activities	166,726	(564,955)

Cash flows from financing activities:
Proceeds from the issuance of common stock	71,043	50,480
Payment of dividends	(17,312)	(13,268)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(362,926)	17,271
Repayments of borrowings (maturities longer than 90 days)	(1,356)	(2,021)

Net cash (used in) provided by financing activities	(310,551)	52,462

Effect of exchange rate changes on cash and equivalents	4,895	36,589

Net change in cash and equivalents	506,282	(39,421)

Beginning balance of cash and equivalents	537,001	1,632,980

Ending balance of cash and equivalents	$1,043,283	$1,593,559

Supplemental disclosures:
Cash interest payments	$38,311	$36,369
Cash income tax payments	$53,937	$93,285

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. GENERAL

The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2011 and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 2012 and December 31, 2011, and its results of operations and cash flows for the three months ended March 30, 2012 and April 1, 2011. Refer to Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s sale of its Pacific Scientific Aerospace (“PSA”), Accu-Sort (“ASI”) and Kollmorgen Electro-Optical (“KEO”) businesses.

Adoption of New Accounting Pronouncements - In June 2011, updated accounting guidance was issued which requires entities to present comprehensive income either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This guidance became effective and was adopted by the Company on January 1, 2012. As the new guidance relates to presentation only, the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, updated accounting guidance was issued that established a framework for how to measure fair value and the required disclosures to provide about fair value measurements. The updated guidance is largely consistent with fair value measurement principles that existed prior to the update and became effective and was adopted by the Company on January 1, 2012. The Company’s adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

Other Comprehensive Income - The components of other comprehensive income presented on a pre-tax basis and the associated income tax impact for the three months ended March 30, 2012 and April 1, 2011 are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

	Foreign currency translation adjustment	Unrealized gain on available-for- sale securities	Total other comprehensive income
For the Three Months Ended March 30, 2012:
Before-tax amount	$156.0	$45.3	$201.3
Tax expense	—	(17.0)	(17.0)

Net-of-tax amount	$156.0	$28.3	$184.3

For the Three Months Ended April 1, 2011:
Before-tax amount	$253.0	$13.1	$266.1
Tax expense	—	(4.6)	(4.6)

Net-of-tax amount	$253.0	$8.5	$261.5

NOTE 2. ACQUISITIONS AND PENDING ACQUISITION

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

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2012 and 2011 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior year purchase price allocations were material and concluded no retrospective adjustment to prior financial statements was required.

The following briefly describes the Company’s acquisition activity for the three months ended March 30, 2012. For a description of the Company’s acquisition activity for the year ended December 31, 2011, reference is made to Note 2 of the financial statements as of and for the year ended December 31, 2011 and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

During the first three months of 2012, the Company acquired three businesses for total consideration of $56 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services in the life science, water quality and test & measurement markets and were acquired to complement existing units of the Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of the three businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $25 million. The Company preliminarily recorded an aggregate of $17 million of goodwill related to these acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the three months ended March 30, 2012 ($ in millions):

Total
Accounts receivable	$8.8
Inventories	8.6
Property, plant and equipment	1.1
Goodwill	17.3
Other intangible assets, primarily trade names, customer relationships and patents	10.9
In-process research and development	56.0
Accounts payable	(3.0)
Other assets and liabilities, net	(44.0)

Net cash consideration	$55.7

Pro Forma Financial Information

The unaudited pro forma information for the periods set forth below gives effect to the 2012 and 2011 acquisitions as if they had occurred as of January 1, 2011. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$4,317.6	$4,267.9
Net earnings from continuing operations	519.0	429.3
Diluted earnings per share from continuing operations	$0.73	$0.61

Pending Acquisition

On April 10, 2012, the Company and X-Rite, Incorporated (“X-Rite”) entered into a definitive agreement pursuant to which an indirect, wholly-owned subsidiary of the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of X-Rite for $5.55 per share, for an aggregate purchase price of approximately $625 million including debt assumed and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer (on a fully diluted basis), receipt of applicable regulatory approvals and the absence of a material adverse effect on X-Rite. The Company anticipates completing the acquisition in the second quarter of 2012. X-Rite, a global leader in color measurement technology, develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. X-Rite had revenues of approximately $238 million in 2011, and would become part of the Company’s Industrial Technologies segment. The Company anticipates financing the acquisition of X-Rite with available cash.

NOTE 3. DISCONTINUED OPERATIONS

In January 2012, the Company completed the sale of its integrated scanning system business (the ASI businesses) for a sale price of approximately $132 million in cash. In addition, in February 2012, the Company completed the sale of its KEO business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships, and combat and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company has reflected an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.

In April 2011, the Company completed the divestiture of its PSA business for a sale price of $680 million in cash. This business, which was also part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. The Company recorded an after-tax gain on the sale of PSA of $202 million or $0.29 per diluted share in its second quarter 2011 results in connection with the closing of the transaction.

The Company has reported the PSA, ASI and KEO businesses as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented reflect these businesses as discontinued operations and the assets and liabilities of these businesses have been classified as held for sale for all periods presented. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued businesses’ net assets to the Company’s consolidated net assets.

The key components of income from discontinued operations were as follows ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Net sales	$9.9	$151.1
Operating expenses	(11.2)	(130.5)
Allocated interest expense	—	(0.9)

(Loss) earnings before income taxes	(1.3)	19.7
Income tax benefit (expense)	0.5	(7.1)

(Loss) earnings from discontinued operations	(0.8)	12.6
Gain on sale, net of $55 million of related income taxes	93.7	—

Earnings from discontinued operations, net of income taxes	$92.9	$12.6

As of December 31, 2011, the aggregate components of assets and liabilities classified as discontinued operations and included in other current assets and other current liabilities consisted of the following ($ in millions):

Accounts receivable, net	$82.7
Inventories	10.5
Prepaid expenses and other	9.3
Property, plant and equipment, net	31.5
Goodwill and other intangibles, net	104.0

Total assets	$238.0

Accounts payable	$32.7
Accrued expenses and other	47.8

Total liabilities	$80.5

NOTE 4. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period, which is generally the vesting period. The fair value for RSU and restricted stock awards is calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted is calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).

For a full description of the Company’s stock-based compensation, reference is made to Note 17 of the Company’s 2011 financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. As of March 30, 2012, approximately 19 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended March 30, 2012:

Risk-free interest rate	1.14 – 1.70%
Weighted average volatility	33.4%
Dividend yield	0.20%
Expected years until exercise	6.0 to 8.5

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

The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Restricted stock units and restricted shares:
Pre-tax compensation expense	$12.7	$9.4
Tax benefit	(4.8)	(3.5)

Restricted stock unit and restricted share expense, net of tax	$7.9	$5.9

Stock options:
Pre-tax compensation expense	$11.0	$13.4
Tax benefit	(3.3)	(3.8)

Stock option expense, net of tax	$7.7	$9.6

Total stock-based compensation expense:
Pre-tax compensation expense	$23.7	$22.8
Tax benefit	(8.1)	(7.3)

Total stock-based compensation expense, net of tax	$15.6	$15.5

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 30, 2012, $134 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately 2 years. As of March 30, 2012, $139 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 3 years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans as of March 30, 2012 and changes during the three months then ended were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	32,454	$32.98
Granted	1,644	$53.48
Exercised	(3,470)	$24.44
Cancelled / forfeited	(582)	$38.55

Outstanding as of March 30, 2012	30,046	$34.98	6	$631,535

Vested and Expected to Vest as of March 30, 2012 (1)	29,317	$34.75	6	$622,888

Exercisable as of March 30, 2012	17,189	$30.16	4	$444,181

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2012. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended March 30, 2012 and April 1, 2011 was $98 million and $34 million, respectively. Exercise of options during the first quarter of 2012 and 2011 resulted in cash receipts of $83 million and $39 million, respectively. The Company realized a tax benefit of approximately $34 million and $11 million in the quarters ended March 30, 2012 and April 1, 2011, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital. Excess tax benefits are reflected as financing cash inflows in the accompanying Consolidated Condensed Statements of Cash Flows.

The following table summarizes information on unvested RSUs and restricted shares activity during the three months ended March 30, 2012:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	5,979	$37.72
Granted	684	$53.48
Vested	(1,074)	$30.78
Forfeited	(204)	$37.88

Unvested as of March 30, 2012	5,385	$41.10

The Company realized a tax benefit of approximately $21 million and $2 million in the three months ended March 30, 2012 and April 1, 2011, respectively, related to the vesting of RSUs. The excess tax benefits attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital.

In connection with the exercise of certain stock options and the vesting of certain RSUs and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first quarter of 2012, approximately 1 million shares with an aggregate value of approximately $54 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 5. GOODWILL

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during the three months ended March 30, 2012 ($ in millions).

Balance, December 31, 2011	$14,474.3
Attributable to 2012 acquisitions	17.3
Foreign currency translation & other	81.7

Balance, March 30, 2012	$14,573.3

The carrying value of goodwill by segment as of March 30, 2012 and December 31, 2011 is summarized as follows ($ in millions):

Segment	March 30, 2012	December 31, 2011
Test & Measurement	$3,032.7	$3,038.0
Environmental	1,478.6	1,449.2
Life Sciences & Diagnostics	5,880.0	5,842.0
Dental	2,141.2	2,122.1
Industrial Technologies	2,040.8	2,023.0

	$14,573.3	$14,474.3

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur. The Company’s most recent annual impairment test was performed as of the first day of the Company’s fiscal fourth quarter of 2011 and no impairment was identified. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units typically decreases as such businesses are integrated into the Company and positioned for improved future earnings growth. In measuring the fair value of its reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions and market place data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.

NOTE 6. FAIR VALUE MEASUREMENTS

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2012 and December 31, 2011 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 30, 2012:
Assets:
Available-for-sale securities	$332.3	—	—	$332.3

Liabilities:
Deferred compensation plans	—	$62.2	—	62.2
Currency swap agreement	—	37.9	—	37.9

December 31, 2011:
Assets:
Available-for-sale securities	287.0	—	—	287.0

Liabilities:
Deferred compensation plans	—	58.2	—	58.2
Currency swap agreement	—	53.9	—	53.9

Available-for-sale securities are measured at fair value using quoted market prices in an active market and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets.

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

In connection with the acquisition of Beckman Coulter, the Company acquired an existing currency swap agreement. The agreement requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at rate of $1/¥102.25 on a monthly basis through June 1, 2018. As of March 30, 2012, the aggregate Japanese Yen purchase commitment was approximately ¥13.6 billion (approximately $165 million based on exchange rates as of March 30, 2012). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period. During the three months ended March 30, 2012 the Company recorded pre-tax income of approximately $14 million related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.

Fair Value of Financial Instruments

In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed.

The fair values and carrying amounts of financial instruments as of March 30, 2012 and December 31, 2011 were as follows ($ in millions):

	March 30, 2012		December 31, 2011
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$332.3	$332.3	$287.0	$287.0

Liabilities:
Short-term borrowings	63.1	63.1	98.4	98.4
Long-term borrowings	4,862.7	5,541.9	5,206.8	5,790.1
Currency swap agreement	37.9	37.9	53.9	53.9

(1)	Effective January 1, 2012, the Company is required to disclose, on a prospective basis, the level within the fair value hierarchy which the fair values of the financial instruments are categorized. As of March 30, 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was classified as level 2.

The fair values of available-for-sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs conversion features. The available-for-sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of short-term borrowings, as well as, cash and cash equivalents, trade accounts receivable, net, and trade accounts payable approximate the carrying amounts due to the short term maturities of these instruments.

NOTE 7. FINANCING TRANSACTIONS

As of March 30, 2012, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of March 30, 2012 and December 31, 2011 were as follows ($ in millions):

	March 30, 2012	December 31, 2011
U.S. dollar-denominated commercial paper	$653.6	$977.3
4.5% guaranteed Eurobond Notes due 2013 (€500 million)	667.3	647.3
Floating rate senior notes due 2013	300.0	300.0
1.3% senior notes due 2014	400.0	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	348.0	379.6
Other	206.9	251.0

Subtotal	4,925.8	5,305.2
Less – currently payable	63.1	98.4

Long-term debt	$4,862.7	$5,206.8

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s 2011 financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.

During the three months ended March 30, 2012, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 1 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $10 million was transferred to additional paid in capital as a result of the conversions.

The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of March 30, 2012, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 17 days. There was no commercial paper outstanding under the Euro commercial paper program as of March 30, 2012 or at any time during the three months then ended. The Company classified its borrowings outstanding under the commercial paper programs as of March 30, 2012 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of March 30, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 8. CONTINGENCIES

For a description of the Company’s litigation and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.

The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty period terms depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

In certain cases, the Company will sell extended warranty or maintenance agreements. The proceeds from these agreements is deferred and recognized as revenue over the term of the agreement.

The following is a rollforward of the Company’s accrued warranty liability for the three months ended March 30, 2012 ($ in millions):

Balance, December 31, 2011	$136.9
Accruals for warranties issued during the period	31.2
Settlements made	(32.2)
Additions due to acquisitions	1.2
Effect of foreign currency translation	0.3

Balance, March 30, 2012	$137.4

NOTE 9. NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLANS

The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans ($ in millions):

	U.S.		Non U.S.
	Three Months Ended		Three Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Service cost	$1.5	$1.6	$5.7	$3.2
Interest cost	24.9	17.3	10.7	8.0
Expected return on plan assets	(32.2)	(22.4)	(8.1)	(5.1)
Amortization of actuarial loss	9.5	7.3	1.2	0.7
Amortization of prior service costs	—	—	(0.1)	(0.1)
Settlement loss recognized	—	—	0.9	—

Net periodic cost	$3.7	$3.8	$10.3	$6.7

The following sets forth the components of the Company’s other post-retirement employee benefit plans ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Service cost	$0.5	$0.3
Interest cost	2.7	1.5
Amortization of prior service credits	(1.4)	(1.4)
Amortization of actuarial loss	1.0	0.9

Net periodic cost	$2.8	$1.3

Employer Contributions

During 2012, the Company’s cash contribution requirements for its U.S. defined benefit pension plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $50 million, although the ultimate amounts to be contributed to the U.S. and non-U.S. plans depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 10. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three months ended March 30, 2012, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three months ended April 1, 2011.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 30, 2012:

Basic EPS	$520.1	691.5	$0.75
Adjustment for interest on convertible debentures	1.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	10.0
Incremental shares from assumed conversion of the convertible debentures	—	12.5

Diluted EPS	$521.7	714.0	$0.73

For the Three Months Ended April 1, 2011:

Basic EPS	$416.8	661.6	$0.63
Adjustment for interest on convertible debentures	2.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	11.3
Incremental shares from assumed conversion of the convertible debentures	—	15.4

Diluted EPS	$418.9	688.3	$0.61

NOTE 11. RESTRUCTURING AND OTHER RELATED CHARGES

During 2011, the Company recorded pre-tax restructuring and other related charges totaling $179 million. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertain macro-economic environment. For a full description of the Company’s restructuring activities, reference is made to Note 18 of the Company’s 2011 financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.

Substantially all restructuring activities initiated in 2011 were completed by December 31, 2011. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2012. The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2011 actions ($ in millions):

	Balance as of December 31, 2011	Paid/ Settled	Balance as of March 30, 2012
Restructuring Charges:
Employee severance and related	$116.7	$(52.6)	$64.1
Facility exit and related	7.5	(3.2)	4.3

Total restructuring	$124.2	$(55.8)	$68.4

NOTE 12. SEGMENT INFORMATION

The Company operates and reports its results in five separate business segments consisting of the Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental; and Industrial Technologies segments. The Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. There has been no material change in total assets or liabilities by segment since December 31, 2011, except for the sale of the ASI and KEO businesses from the Industrial Technologies segment in January and February 2012, respectively.

Segment results are shown below ($ in millions):

	Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Test & Measurement	$846.4	$830.5	$191.6	$172.2
Environmental	694.6	668.0	129.1	128.9
Life Sciences & Diagnostics	1,545.9	626.6	205.9	90.4
Dental	464.7	463.5	58.9	49.5
Industrial Technologies	764.6	703.6	157.8	155.8
Equity method earnings of Apex joint venture	—	—	14.3	14.5
Other	—	—	(22.7)	(26.5)

	$4,316.2	$3,292.2	$734.9	$584.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher Corporation’s (“Danaher”, the “Company”, “we”, “us” or “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

You should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements as of and for the year ended December 31, 2011 and notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of March 30, 2012.

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

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Deterioration of or instability in the global economy and financial markets may adversely affect our business and financial statements.

•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•	We face intense competition and if we are unable to compete effectively, we may experience decreased demand and market share and price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including our continuing integration of Beckman Coulter, Inc. (“Beckman Coulter”) which we acquired in June 2011, could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Divestitures could negatively impact our business and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•

Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.

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

•	If we cannot adjust our manufacturing capacity to reflect the demand for our products, our profitability may suffer.

•	Changes in governmental regulations may reduce demand for our products or increase our expenses.

•	Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our productivity and results of operations.

•	International economic, political, legal and business factors could negatively affect our financial statements.

•	If we suffer loss to our facilities, distribution systems or information technology systems due to catastrophe, attacks or other events our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.

•

We own a 50% interest in but do not control the Apex Tool Group joint venture, and as a result we may not be able to direct management of the joint venture in a manner that we believe is in Danaher’s best interests.

See Part I – Item 1A of the Company’s 2011 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other presentation in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW

General

As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development in most of the Company’s served markets, the expansion of opportunities in emerging markets, trends toward increased utilization of the global labor force and consolidation of the Company’s competitors. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth product segments, identify, consummate and integrate appropriate acquisitions, develop innovative new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force and continue to reduce costs and improve operating efficiency and quality. The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in emerging markets such as China, India, Brazil and the Middle East) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.

Business Performance and Outlook

The Company’s June 2011 acquisition of Beckman Coulter, Inc. (“Beckman Coulter”) primarily drove the Company’s year-over-year sales growth. In addition, while differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services resulted in aggregate year-over-year sales growth from existing businesses in the first quarter of 2012. The Company’s previous and continuing investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates during the first quarter of 2012 were led primarily by North America and the emerging markets. Sales in Europe declined slightly on a year-over-year basis. The Company expects year-over-year sales growth rates from existing businesses in the second quarter 2012 to exceed first quarter 2012. The expected improvement in sales growth rates is largely the result of the backlog built across many of our businesses during the first quarter and the improvements in both orders and shipments sequentially as the quarter progressed.

The acquisition of Beckman Coulter in June 2011 provides additional sales and earnings growth opportunities for the Company’s Life Sciences & Diagnostics segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter is integrated into the Company, the Company is also realizing significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. For a discussion of the acquisition’s impact on the Company and segment results, refer to the “Results of Operations” section of this MD&A.

Acquisitions, Pending Acquisition and Divestitures

During the first three months of 2012, the Company acquired three businesses for total consideration of $56 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services in the life science, water quality and test & measurement markets and were acquired to complement existing units of the Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of the three businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $25 million.

On April 10, 2012, the Company and X-Rite, Incorporated (“X-Rite”) entered into a definitive agreement pursuant to which an indirect, wholly-owned subsidiary of the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of X-Rite for $5.55 per share, for an aggregate purchase price of approximately $625 million including debt assumed and net of cash acquired, to be followed by a second step cash-out merger at the offer price. The offer is subject to customary conditions, including tender of a majority of the outstanding shares into the offer (on a fully diluted basis), receipt of applicable regulatory approvals and the absence of a material adverse effect on X-Rite. The Company anticipates completing the acquisition in the second quarter of 2012. X-Rite, a global leader in color measurement technology, develops, manufactures, markets and supports innovative color solutions through measurement systems, software, color standards and services. X-Rite had revenues of $238 million in 2011, and would become part of the Company’s Industrial Technologies segment. The Company anticipates financing the acquisition of X-Rite with available cash.

In January 2012, the Company completed the sale of its integrated scanning system business (the Accu-Sort (“ASI”) business) for a sale price of approximately $132 million in cash. In addition, in February 2012, the Company completed the sale of its Kollmorgen Electro-Optical (“KEO”) business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships, and combat and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.

The Company has reported the ASI and KEO businesses, along with the Pacific Scientific Aerospace business which was sold in April 2011, as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations and the assets and liabilities of these businesses have been reclassified as held for sale for all periods presented.

Currency Exchange Rates

On average, the U.S. dollar was stronger against other major currencies during the three months ended March 30, 2012 as compared to the comparable period of 2011. As a result, currency exchange rates negatively impacted reported sales for the three month period by approximately 1.0% as compared to the comparable period of 2011. If the currency exchange rates in effect as of March 30, 2012 were to prevail throughout the remainder of 2012, currency exchange rates would cause the Company’s estimated 2012 revenues to decrease by approximately 1.0% on a year-over-year basis. Weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales on an overall basis, whereas further strengthening of the U.S. dollar against other major currencies would further decrease the Company’s sales on an overall basis.

RESULTS OF OPERATIONS

Consolidated sales from continuing operations for the three months ended March 30, 2012 increased 31.0% compared to the three months ended April 1, 2011. Sales from existing businesses contributed 1.5% growth and sales from acquired businesses contributed 30.5% growth on a year-over-year basis. Currency translation reduced reported sales by 1.0% on a year-over-year basis.

In this report, references to sales from existing businesses refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.

Operating profit margins were 17.0% for the three months ended March 30, 2012 compared to 17.8% in the comparable period of 2011. The dilutive effect of acquisitions adversely impacted operating margin comparisons by 165 basis points. Year-over-year operating profit margin comparisons benefited 85 basis points from the favorable impact of higher sales volumes and cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of the impact of costs associated with various sales, marketing and product development growth investments.

Business Segments

The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Test & Measurement	$846.4	$830.5
Environmental	694.6	668.0
Life Sciences & Diagnostics	1,545.9	626.6
Dental	464.7	463.5
Industrial Technologies	764.6	703.6

Total	$4,316.2	$3,292.2

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

Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$846.4	$830.5
Operating profit	191.6	172.2
Depreciation and amortization	31.2	31.7
Operating profit as a % of sales	22.6%	20.7%
Depreciation and amortization as a % of sales	3.7%	3.8%

Components of Sales Change	% Change 1st Quarter 2012 vs. 1st Quarter 2011
Existing businesses	2.0%
Acquisitions	0.5%
Currency exchange rates	(0.5)%

Total	2.0%

Year-over-year price increases in the segment had a negligible impact on sales growth during the three months ended March 30, 2012.

During the three months ended March 30, 2012, sales in the segment’s instrument businesses declined at a mid-single digit rate on a year-over-year basis as sales growth attributable to service and installation tools and, to a lesser extent, products serving the video end markets was more than offset by lower demand for other product categories. Sales growth rates in the instruments business are expected to improve during the remainder of 2012 on year-over-year basis as compared to the growth rates experienced during the first quarter 2012.

Sales in the segment’s communications businesses grew at a mid-teens rate during the first quarter of 2012 on a year-over-year basis, primarily in North America, and primarily as a result of strong demand for both network management solutions and core network enterprise solutions. Global demand for network security and analysis solutions was also robust in the first quarter of 2012.

Operating profit margins increased 190 basis points during the three months ended March 30, 2012 as compared to the comparable period of 2011. Year-over-year operating profit margin comparisons benefited 195 basis points as the increased sales volumes of high operating margin communication business products more than offset the unfavorable impact on operating profit margins from lower sales volumes of instruments. Also reflected in the year-over-year operating margin comparison are cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of the impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 5 basis points.

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

Environmental Selected Financial Data ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$694.6	$668.0
Operating profit	129.1	128.9
Depreciation and amortization	11.6	11.2
Operating profit as a % of sales	18.6%	19.3%
Depreciation and amortization as a % of sales	1.7%	1.7%

Components of Sales Change	% Change 1st Quarter 2012 vs. 1st Quarter 2011
Existing businesses	2.5%
Acquisitions	2.5%
Currency exchange rates	(1.0)%

Total	4.0%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a low-single digit rate during the three months ended March 30, 2012 as compared to the comparable period of 2011 due, in part, to increased demand for the businesses’ laboratory instruments and consumables in municipal markets primarily in North America, partially offset by lower overall demand in China. Sales in the business’ chemical treatment solutions product line also grew on a year-over-year basis primarily due to the addition of new customers in the U.S. market and to a lesser extent to continued international expansion. Sales in the business’ ultraviolet water treatment product line declined on a year-over-year basis due primarily to a difficult prior year comparison resulting from strong industrial sales in the first quarter of 2011. Difficult year-over-year comparisons in the ultraviolet water treatment product line for the remainder of 2012 are expected to moderate from the first quarter 2012 comparisons.

Sales from existing businesses in the segment’s retail petroleum equipment businesses also grew at a low-single digit rate during the three months ended March 30, 2012 as compared to the comparable period of 2011. Increased demand for the business’ automatic tank gauge offerings, vapor products and dispensing equipment in the first quarter 2012 drove the year-over-year sales growth. Sales of payment and point of sale retail solutions declined in the period due largely to the timing of customers’ compliance with enhanced industry security standards which were completed in 2011.

Operating profit margins declined 70 basis points during the three months ended March 30, 2012 as compared to the comparable period of 2011. The dilutive effect of acquisitions adversely impacted operating margin comparisons by 65 basis points. In addition, year-over-year operating profit margin comparisons declined 5 basis points due to costs associated with various sales, marketing and product development growth investments, partially offset by the favorable impact of higher sales volumes and cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011.

LIFE SCIENCES & DIAGNOSTICS

The Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, reference laboratories, physician’s offices and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences businesses offer a broad range of research and clinical tools that scientists use to study cells and cell components to gain a better understanding of complex biological processes. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools to study the causes of disease, identify new therapies and test new drugs and vaccines.

Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$1,545.9	$626.6
Operating profit	205.9	90.4
Depreciation and amortization	117.8	24.1
Operating profit as a % of sales	13.3%	14.4%
Depreciation and amortization as a % of sales	7.6%	3.8%

Components of Sales Change	% Change 1st Quarter 2012 vs. 1st Quarter 2011
Existing businesses	2.0%
Acquisitions	145.0%
Currency exchange rates	(0.5)%

Total	146.5%

Year-over-year price increases in the segment had a negligible impact on sales growth during the three months ended March 30, 2012.

The significant growth related to acquisitions was primarily attributable to the acquisition of Beckman Coulter in June 2011 which significantly expanded the segment’s product and service offerings, as further described below.

Sales from existing businesses in the segment’s diagnostics business grew at a mid single-digit rate during the three months ended March 30, 2012, as compared to the comparable period of 2011 led by continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation as well as increased demand for the business’ compact blood gas analyzer. Increased demand for the business’ cardiac care instruments in Europe and emerging markets also contributed to year-over-year sales growth. Sales in the acute care diagnostic businesses grew in all major geographies. Increased demand for advanced staining instruments and consumables primarily in North America and emerging markets, partially offset by lower demand for histology systems in Europe, drove year-over-year sales growth in the pathology diagnostics business and also contributed to the increase in sales from existing businesses in the segment. The acquisition of Beckman Coulter has significantly expanded the segment’s clinical diagnostics product portfolio through the addition of new and complementary product and service offerings.

Sales from existing businesses in the segment’s life sciences businesses were essentially flat during the three months ended March 30, 2012 as compared to the comparable period in 2011. Increased year-over-year sales of the business’ broad range of mass spectrometers were offset by lower year-over-year sales of microscopy products. Sales from existing businesses in the mass spectrometry business grew in the applied and clinical research markets, primarily in North America and Asia Pacific, and were partially offset by sales declines in Europe. Strong demand for compound microscopy instrumentation serving the life sciences research and industrial markets in North America, China and the emerging markets was more than offset by lower demand for microscopy equipment in Europe in large part due to capital spending constraints in the region. The acquisition of Beckman Coulter has also expanded the segment’s life sciences research product portfolio through the addition of new and complementary product and service offerings.

Operating profit margins declined 110 basis points during the three months ended March 30, 2012 as compared to the comparable period of 2011. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 135 basis points. Year-over-year operating profit margin comparisons benefited 25 basis points from the favorable impact of higher sales volumes and cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of the impact of costs associated with various sales, marketing and product development growth investments. The Company expects to continue to realize significant cost synergies through the application of the Danaher Business System to Beckman Coulter and combining the purchasing power of the Company and Beckman Coulter.

Depreciation and amortization as a percentage of sales increased during the first quarter of 2012 primarily as a result of the increase in depreciation of equipment leased by Beckman Coulter to customers under operating-type lease arrangements and amortization expense associated with the intangible assets acquired in connection with the Beckman Coulter acquisition. Depreciation and amortization expense in the segment is expected to continue to be higher than the segment’s historical depreciation and amortization expense levels for these same reasons.

DENTAL

The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.

Dental Selected Financial Data ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$464.7	$463.5
Operating profit	58.9	49.5
Depreciation and amortization	22.8	22.9
Operating profit as a % of sales	12.7%	10.7%
Depreciation and amortization as a % of sales	4.9%	4.9%

Components of Sales Change	% Change 1st Quarter 2012 vs. 1st Quarter 2011
Existing businesses	0.5%
Acquisitions	1.5%
Currency exchange rates	(1.5)%

Total	0.5%

Year-over-year price increases in the segment had a negligible impact on sales growth during the three months ended March 30, 2012.

Sales from existing businesses in the segment’s dental consumables businesses grew slightly during the three months ended March 30, 2012 as compared to the comparable period of 2011, driven primarily by increased sales of orthodontic products and, to a lesser extent, infection control products. Lower year-over-year sales of general dentistry consumables largely offset the sales increases. Sales in the dental consumables business grew in North America and Europe. Sales from existing businesses in the segment’s dental equipment business also grew slightly year-over-year as increased demand for equipment and imaging products was largely offset by lower demand for instruments. Equipment sales increased primarily in Europe and imaging product sales increased primarily in North America as instrument sales declined in both regions due, in part, to a difficult prior year comparison resulting from new product introductions in the latter half of 2010 that favorably impacted first quarter 2011 instrument sales.

Operating profit margins increased 200 basis points during the three months ended March 30, 2012 as compared to the comparable period of 2011. Slightly higher sales volumes and cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of the impact of costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 210 basis points on a year-over-year basis. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 10 basis points.

INDUSTRIAL TECHNOLOGIES

The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, defense and engine retarder businesses. The Company sold its Accu-Sort business in January 2012, its Kollmorgen Electro-Optical business in February 2012 and its Pacific Scientific Aerospace business in April 2011. These businesses were previously reported as part of the Industrial Technologies segment. The results of these discontinued operations are excluded from all periods presented in the financial information provided in the tables below.

Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$764.6	$703.6
Operating profit	157.8	155.8
Depreciation and amortization	17.4	13.1
Operating profit as a % of sales	20.6%	22.1%
Depreciation and amortization as a % of sales	2.3%	1.9%

Components of Sales Change	% Change 1st Quarter 2012 vs. 1st Quarter 2011
Existing businesses	—
Acquisitions	9.5%
Currency exchange rates	(1.0)%

Total	8.5%

Price increases throughout the segment contributed 1.5% to sales growth on a year-over-year basis during the three month period and are reflected as a component of the change in sales from existing businesses. The benefit of these price increases was offset by the other factors discussed below.

Sales from existing businesses in the segment’s product identification businesses grew slightly during the three months ended March 30, 2012 as compared to the comparable period of 2011, primarily due to strong consumable sales associated with the installed base of marking and coding equipment in all major geographies.

Sales from existing businesses in the segment’s motion businesses declined at a high-single digit rate during the three months ended March 30, 2012 as compared to the comparable period of 2011 due to softness in the majority of end markets served, particularly technology-related end markets. Year-over-year sales declines in industrial automation were partially offset by marginal sales increases in engineered solutions. Sales in the motion businesses are also expected to decline on a year-over-year basis during the second quarter of 2012 and return to positive year-over-year growth in the second half of 2012.

Sales from existing businesses in the segment’s other businesses grew collectively at a mid-single digit rate during the first quarter of 2012 as compared to the comparable period in 2011 as increased sales in the defense and engine retarder business more than offset sales declines in the sensors and controls businesses.

Operating profit margins declined 150 basis points during the three months ended March 30, 2012 as compared to the comparable period of 2011. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 130 basis points. In addition, year-over-year operating profit margin comparisons declined 20 basis points due to the impact of costs associated with various sales, marketing and product development growth investments and essentially flat sales volumes, partially offset by the favorable impact of cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$4,316.2	$3,292.2
Cost of sales	(2,080.7)	(1,543.3)

Gross profit	2,235.5	1,748.9
Gross profit margin	51.8%	53.1%

Gross profit margins declined 130 basis points on a year-over-year basis during the first quarter of 2012 compared to the first quarter of 2011, due primarily to the June 2011 acquisition of Beckman Coulter, which has lower gross profit margins than the Company’s existing businesses. The favorable impact of higher year-over-year sales volumes, cost savings associated with fourth quarter 2011 restructuring activities and continued productivity improvements during the three month period partially offset the year-over-year decline in gross profit margin due to the acquisition of Beckman Coulter.

OPERATING EXPENSES

($ in millions)	Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$4,316.2	$3,292.2
Selling, general and administrative (“SG&A”) expenses	1,244.9	963.2
Research and development (“R&D”) expenses	270.1	215.2
SG&A as a % of sales	28.8%	29.3%
R&D as a % of sales	6.3%	6.5%

Selling, general and administrative expenses as a percentage of sales declined 50 basis points on a year-over-year basis for the three months ended March 30, 2012. Increased leverage of the Company’s cost base resulting from higher sales volumes during the first quarter of 2012 and cost savings associated with fourth quarter 2011 restructuring activities were partially offset by continued investments in the Company’s sales and marketing growth investments.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) increased approximately $55 million on a year-over-year basis for the three months ended March 30, 2012 and declined 20 basis points as a percentage of sales. The increase in expense is primarily attributable to research and development expenditures associated with acquired businesses as well as continued investment in the Company’s new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS

For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the Notes to the Consolidated Condensed Financial Statements.

Interest expense of $39 million in the three months ended March 30, 2012 was approximately $9 million higher than in the comparable period of 2011. The increase in interest expense results primarily from the additional debt incurred during the second quarter of 2011 in connection with the Beckman Coulter acquisition.

Interest income of $1 million for the three months ended March 30, 2012 was $1 million lower on a year-over-year basis due to lower average cash balances during the period.

INCOME TAXES

The Company’s effective tax rate from continuing operations for the three months ended March 30, 2012 and April 1, 2011 were 25.3% and 25.1%, respectively. The effective tax rates in 2012 and 2011 are lower than the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.

The effective tax rate from continuing operations for the balance of 2012 is forecasted to be approximately 24% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The projection of mix of earnings by jurisdiction could fluctuate during the year. In addition, the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes may change in future periods.

INFLATION

The effect of broad based inflation on the Company’s operations was not significant in the three months ended March 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Following is an overview of the Company’s cash flows and liquidity as of and for the three months ended March 30, 2012:

Overview of Cash Flows and Liquidity

($ in millions)	Three Months Ended
	March 30, 2012	April 1, 2011

Total operating cash flows from continuing operations	$651.4	$434.3

Payments for additions to property, plant and equipment	(117.8)	(46.3)
Cash paid for acquisitions	(55.7)	(517.4)
Proceeds from the sale of discontinued operations	337.5	—
Other sources (uses)	2.7	(1.3)

Net cash provided by (used in) investing activities	166.7	(565.0)

Proceeds from the issuance of common stock	71.0	50.5
Repayments of borrowings (maturities longer than 90 days)	(1.4)	(2.0)
Net (repayment of) proceeds from borrowings (maturities of 90 days or less)	(362.9)	17.3
Payment of dividends	(17.3)	(13.3)

Net cash (used in) provided by financing activities	(310.6)	52.5

•

Operating cash flows from continuing operations, a key source of the Company’s liquidity, increased $217 million, or approximately 50%, during the first quarter of 2012 as compared to the first quarter of 2011.

•

The net repayment of borrowings with maturities of 90 days or less constituted the most significant use of cash during the first three months of 2012. The Company repaid approximately $363 million primarily related to commercial paper borrowings in the period.

•

In January 2012, the Company completed the sale of its Accu-Sort business and, in February 2012, the Company completed the sale of its Kollmorgen Electro-Optical business. Aggregate cash proceeds in the first quarter 2012 in connection with the completed sales were $337 million.

•	The Company acquired three businesses during the first quarter of 2012 for total consideration (net of cash acquired) of approximately $56 million.

•	The Company’s 2011 restructuring activities used approximately $56 million in cash during the first quarter of 2012.

•	As of March 30, 2012, the Company held approximately $1 billion of cash and cash equivalents.

Operating Activities

The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and managing its capital structure on a short and long-term basis. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Operating cash flows from continuing operations were $651 million for the first three months of 2012, an increase of $217 million, or 50% as compared to the comparable period of 2011. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•	Earnings from continuing operations increased by $103 million in the first quarter of 2012 as compared to the first quarter of 2011.

•

Earnings for the first three months of 2012 reflected an increase of $98 million of depreciation and amortization expense as compared to the comparable period of 2011. The increase in amortization expense primarily relates to the amortization of intangible assets acquired in connection with the Beckman Coulter acquisition. The increase in depreciation expenses results from the fact that a majority of the Beckman Coulter customers enter into operating-type lease arrangements for the use of the business’ instrumentation and each new operating-type lease arrangement entered into increases the Company’s depreciable assets. The increased depreciation and amortization impacts earnings without a corresponding impact to operating cash flow.

•

The aggregate of trade accounts receivable, inventory and trade accounts payable provided $45 million in operating cash flows during the first three months of 2012, consistent with the comparable period of 2011 during which these items provided $50 million in operating cash flows.

•	Cash income tax payments from continuing operations, was approximately $39 million lower during the first quarter of 2012 as compared to the first quarter of 2011.

In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first three months of 2012, the Company paid approximately $56 million related to these restructuring activities.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.

Net cash provided by investing activities was approximately $167 million during the first three months of 2012 compared to approximately $565 million of net cash used in the first three months of 2011. For a discussion of the Company’s acquisitions during the first three months of 2012 and the divestiture of the Accu-Sort and Kollmorgen Electro-Optical businesses, refer to “—Overview – Acquisitions, Pending Acquisition and Divestitures.”

The year-over-year increase in capital expenditures for property, plant and equipment in 2012 is primarily due to the acquisition of Beckman Coulter in the second quarter of 2011 and the associated capitalization of instruments subject to operating-type leases through customer arrangements entered into in the first quarter of 2012. In 2012, the Company expects capital spending to approximate $550 million, though actual expenditures will ultimately depend on business conditions. The expected increase in capital expenditures in 2012 is primarily attributable to the acquisition of Beckman Coulter as the majority of the business’ customers enter into operating-type lease arrangements for use of its instrumentation products.

Financing Activities and Indebtedness

Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness and payments of dividends to shareholders. Financing activities used cash of $311 million during the first quarter of 2012 compared to $53 million provided during the first quarter of 2011, due primarily to the net repayment of commercial paper borrowings.

For a description of the Company’s outstanding debt as of March 30, 2012, refer to Note 7 of the Consolidated Condensed Financial Statements. As of March 30, 2012, the Company was in compliance with all of its debt covenants.

The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of March 30, 2012, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately 17 days. There was no commercial paper outstanding under the Euro commercial paper program as of March 30, 2012 or at any time during the three months then ended.

Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of March 30, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

Aggregate cash payments for dividends during the first three months of 2012 were $17 million. In addition, the Company declared a regular quarterly dividend of $0.025 per share payable on April 27, 2012 to holders of record on March 30, 2012.

Cash and Cash Requirements

As of March 30, 2012, the Company held approximately $1 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with an original maturity of 90 days or less with an approximate weighted average annual interest rate of 0.4%. $184 million of this amount was held within the United States and $859 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, pay dividends to shareholders and repurchase shares of the Company’s common stock. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. The Company may also from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. The Company anticipates financing the acquisition of X-Rite with available cash.

While repatriation of some cash held outside the United States may be restricted by local laws, most of the foreign balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of March 30, 2012, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

During 2012, the Company’s cash contribution requirements for its U.S. defined benefit pension plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $50 million for fiscal 2012, although the ultimate amounts to be contributed to the U.S. and non-U.S. plans depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING POLICIES

There were no material changes during the quarter ended March 30, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended March 30, 2012 to this information reported in the Company’s 2011 Annual Report on Form 10-K.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 1A of Danaher’s 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended March 30, 2012 to the aforementioned risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities during the first quarter of 2012. On May 1, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of March 30, 2012, 20 million shares remained available for repurchase pursuant to this program.

During the first quarter of 2012, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 1,211,447 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion of LYONs to common stock does not impact the Company’s diluted earnings per share as the LYONs are considered a dilutive security in all periods presented.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (3)

10.2	Limited Liability Company Interest Purchase Agreement by and among Danaher Corporation, Steven M. Rales and Joust Group, L.L.C., dated February 23, 2012 (4)

11.1	Computation of per-share earnings (5)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089).
(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).
(3)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089). In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25, except as to the referenced aircraft and the name of the counterparty.

(4)	Incorporated by reference from Exhibit 10.28 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).
(5)	See Note 10, “Earnings Per Share”, to our Consolidated Condensed Financial Statements.
(6)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Earnings for the three months ended March 30, 2012 and April 1, 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 30, 2012 and April 1, 2011, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended March 30, 2012, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date: April 18, 2012	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date: April 18, 2012	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer