Form 10-Q
period 2012-06-29
DANAHER CORP /DE/
filed 2012-07-19
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 13, 2012 was 695,355,477.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands)
(unaudited)

	June 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,118,240	$537,001
Trade accounts receivable, net	3,094,250	3,049,895
Inventories:
Finished goods	920,069	930,914
Work in process	306,329	262,191
Raw material and supplies	629,413	588,247
Total inventories	1,855,811	1,781,352
Prepaid expenses and other current assets	542,194	904,109
Total current assets	6,610,495	6,272,357
Property, plant and equipment, net of accumulated depreciation of $1,770,850 and $1,665,983, respectively	2,065,451	2,100,990
Investment in joint venture	552,540	521,882
Other assets	837,943	739,686
Goodwill	14,927,272	14,474,323
Other intangible assets, net	6,176,882	5,840,209
Total assets	$31,170,583	$29,949,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$55,407	$98,392
Trade accounts payable	1,511,061	1,422,438
Accrued expenses and other liabilities	2,463,233	2,651,198
Total current liabilities	4,029,701	4,172,028
Other long-term liabilities	3,925,538	3,598,851
Long-term debt	4,847,620	5,206,800
Stockholders’ Equity:
Common stock - $0.01 par value	7,696	7,611
Additional paid-in capital	4,133,967	3,877,240
Retained earnings	14,235,198	13,056,869
Accumulated other comprehensive loss	(74,945)	(36,937)
Total Danaher stockholders’ equity	18,301,916	16,904,783
Non-controlling interests	65,808	66,985
Total stockholders’ equity	18,367,724	16,971,768
Total liabilities and stockholders’ equity	$31,170,583	$29,949,447

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$4,553,459	$3,635,871	$8,869,679	$6,928,069
Cost of sales	(2,198,003)	(1,718,319)	(4,278,679)	(3,261,667)
Gross profit	2,355,456	1,917,552	4,591,000	3,666,402
Operating costs and other:
Selling, general and administrative expenses	(1,278,610)	(1,088,385)	(2,523,507)	(2,051,627)
Research and development expenses	(283,602)	(233,670)	(553,726)	(448,900)
Earnings from unconsolidated joint venture	18,030	14,460	32,375	28,935
Operating profit	811,274	609,957	1,546,142	1,194,810
Non-operating income (expense):
Interest expense	(37,876)	(31,412)	(77,299)	(61,851)
Interest income	707	2,280	1,466	4,395
Earnings from continuing operations before income taxes	774,105	580,825	1,470,309	1,137,354
Income taxes	(173,956)	(141,275)	(350,106)	(281,029)
Net earnings from continuing operations	600,149	439,550	1,120,203	856,325
Earnings from discontinued operations, net of income taxes	—	209,214	92,858	221,797
Net earnings	$600,149	$648,764	$1,213,061	$1,078,122
Net earnings per share from continuing operations:
Basic	$0.86	$0.66	$1.62	$1.29
Diluted	$0.84	$0.64	$1.57	$1.24
Net earnings per share from discontinued operations:
Basic	$—	$0.31	$0.13	$0.33
Diluted	$—	$0.30	$0.13	$0.32
Net earnings per share:
Basic	$0.86	$0.97	$1.75	$1.62
Diluted	$0.84	$0.94	$1.70	$1.56
Average common stock and common equivalent shares outstanding:
Basic	695,570	667,207	693,539	664,403
Diluted	714,910	694,599	714,467	691,464

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net earnings	$600,149	$648,764	$1,213,061	$1,078,122
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation adjustments	(256,149)	112,712	(100,107)	365,729
Pension and postretirement plan benefit adjustments	5,763	4,789	12,944	9,578
Unrealized gain on available-for-sale securities	20,824	18,265	49,155	26,724
Total other comprehensive (loss) income, net of income taxes	(229,562)	135,766	(38,008)	402,031
Comprehensive income	$370,587	$784,530	$1,175,053	$1,480,153

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2011	761,067	$7,611	$3,877,240	$13,056,869	$(36,937)	$66,985
Net earnings for the period	—	—	—	1,213,061	—	—
Other comprehensive loss	—	—	—	—	(38,008)	—
Dividends declared	—	—	—	(34,732)	—	—
Common stock based award activity	5,723	57	154,631	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $23.3 million	2,818	28	102,096	—	—	—
Change in non-controlling interests	—	—	—	—	—	(1,177)
Balance, June 29, 2012	769,608	$7,696	$4,133,967	$14,235,198	$(74,945)	$65,808

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net earnings	$1,213,061	$1,078,122
Less: earnings from discontinued operations, net of income taxes	92,858	221,797
Net earnings from continuing operations	1,120,203	856,325
Non-cash items:
Depreciation	244,809	104,971
Amortization	165,021	118,639
Stock compensation expense	50,412	45,966
Earnings from unconsolidated joint venture, net of cash dividends received	(25,450)	(16,586)
Change in trade accounts receivable, net	(6,738)	(20,669)
Change in inventories	(26,589)	(27,668)
Change in trade accounts payable	71,359	43,753
Change in prepaid expenses and other assets	76,320	43,304
Change in accrued expenses and other liabilities	26,507	79,627
Total operating cash provided by continuing operations	1,695,854	1,227,662
Total operating cash used in discontinued operations	(41,671)	(128,530)
Net cash provided by operating activities	1,654,183	1,099,132
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(228,552)	(105,101)
Proceeds from disposals of property, plant and equipment and other assets	14,134	3,431
Cash paid for acquisitions	(945,067)	(6,056,279)
Total investing cash used in continuing operations	(1,159,485)	(6,157,949)
Total investing cash used in discontinued operations	(26)	(4,514)
Proceeds from the sale of discontinued operations	337,470	680,105
Net cash used in investing activities	(822,041)	(5,482,358)
Cash flows from financing activities:
Proceeds from the issuance of common stock	104,303	1,050,322
Payment of dividends	(34,732)	(26,973)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(309,979)	462,147
Proceeds of borrowings (maturities longer than 90 days)	—	1,785,764
Repayments of borrowings (maturities longer than 90 days)	(2,214)	(2,021)
Net cash (used in) provided by financing activities	(242,622)	3,269,239
Effect of exchange rate changes on cash and equivalents	(8,281)	32,590
Net change in cash and equivalents	581,239	(1,081,397)
Beginning balance of cash and equivalents	537,001	1,632,980
Ending balance of cash and equivalents	$1,118,240	$551,583
Supplemental disclosures:
Cash interest payments	$61,886	$38,439
Cash income tax payments (including $28 million and $53 million for the six month periods ended June 29, 2012 and July 1, 2011, respectively, related to the gain on sale of discontinued operations - refer to Note 3)	$148,847	$162,696
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
In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 29, 2012 and December 31, 2011, and its results of operations for the three and six months ended June 29, 2012 and July 1, 2011 and its cash flows for the six months then ended. Refer to Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s sale of its Pacific Scientific Aerospace (“PSA”), Accu-Sort (“ASI”) and Kollmorgen Electro-Optical (“KEO”) businesses.
Other Comprehensive Income - The components of other comprehensive income presented on a pre-tax basis and the associated income tax impact for the three and six month periods ended June 29, 2012 and July 1, 2011 are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension and postretirement plan benefits	Unrealized gain on available-for- sale securities	Total other comprehensive income (loss)
For the Three Months Ended June 29, 2012:
Before income tax amount	$(256.1)	$9.2	$33.3	$(213.6)
Income tax expense	—	(3.4)	(12.5)	(15.9)
Net of income tax amount	$(256.1)	$5.8	$20.8	$(229.5)

For the Three Months Ended July 1, 2011:
Before income tax amount	$112.7	$7.4	$28.0	$148.1
Income tax expense	—	(2.6)	(9.7)	(12.3)
Net of income tax amount	$112.7	$4.8	$18.3	$135.8

For the Six Months Ended June 29, 2012:
Before income tax amount	$(100.1)	$20.3	$78.6	$(1.2)
Income tax expense	—	(7.4)	(29.5)	(36.9)
Net of income tax amount	$(100.1)	$12.9	$49.1	$(38.1)

For the Six Months Ended July 1, 2011:
Before income tax amount	$365.7	$14.8	$41.1	$421.6
Income tax expense	—	(5.2)	(14.4)	(19.6)
Net of income tax amount	$365.7	$9.6	$26.7	$402.0

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2012 and 2011 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior periods' purchase price allocations were material and concluded no retrospective adjustment to prior financial statements was required.
The following briefly describes the Company’s acquisition activity for the six months ended June 29, 2012. For a description of the Company’s acquisition activity for the year ended December 31, 2011, reference is made to Note 2 of the financial statements as of and for the year ended December 31, 2011 and the Notes thereto included in the Company’s 2011 Annual Report on Form 10-K.
During the first six months of 2012, the Company acquired eight businesses (including the acquisition of X-Rite, Incorporated, a global leader in color measurement technology), for total consideration of $945 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services that complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of the eight businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $376 million. The Company preliminarily recorded an aggregate of $512 million of goodwill related to these acquisitions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended June 29, 2012 ($ in millions):

Total
Accounts receivable	$54.7
Inventories	37.5
Property, plant and equipment	13.1
Goodwill	511.5
Other intangible assets, primarily trade names, customer relationships and patents	469.1
In-process research and development	56.7
Accounts payable	(25.5)
Other assets and liabilities, net	(172.0)
Net cash consideration	$945.1

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

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$4,603.8	$4,630.2	$9,009.2	$8,985.9
Net earnings from continuing operations	601.7	422.4	1,127.0	854.7
Diluted earnings per share from continuing operations	$0.84	$0.60	$1.58	$1.22

NOTE 3. DISCONTINUED OPERATIONS
In January 2012, the Company completed the sale of its integrated scanning system business (the ASI business) for a sale price of $132 million in cash. In addition, in February 2012, the Company completed the sale of its KEO business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships, and combat and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.
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
The key components of income from discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$—	$88.8	$9.9	$239.9
Operating expenses	—	(76.5)	(11.2)	(207.0)
Allocated interest expense	—	(0.3)	—	(1.2)
Earnings (loss) before income taxes	—	12.0	(1.3)	31.7
Income tax (expense) benefit	—	(4.5)	0.5	(11.6)
Earnings (loss) from discontinued operations	—	7.5	(0.8)	20.1
Gain on sale, net of $55 million of related income taxes for the six month period ended June 29, 2012 and $126 million of related income taxes for the three and six month periods ended July 1, 2011, respectively	—	201.7	93.7	201.7
Earnings from discontinued operations, net of income taxes	$—	$209.2	$92.9	$221.8

As of December 31, 2011, the aggregate components of assets and liabilities classified as held-for-sale and included in other current assets and other current liabilities consisted of the following ($ in millions):

Accounts receivable, net	$82.7
Inventories	10.5
Prepaid expenses and other	9.3
Property, plant and equipment, net	31.5
Goodwill and other intangibles, net	104.0
Total assets	$238.0

Accounts payable	$32.7
Accrued expenses and other	47.8
Total liabilities	$80.5

NOTE 4. GOODWILL
The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during the six months ended June 29, 2012 ($ in millions):

Balance, December 31, 2011	$14,474.3
Attributable to 2012 acquisitions	511.5
Foreign currency translation & other	(58.5)
Balance, June 29, 2012	14,927.3

The carrying value of goodwill by segment as of June 29, 2012 and December 31, 2011 is summarized as follows ($ in millions):

Segment	June 29, 2012	December 31, 2011
Test & Measurement	$3,198.2	$3,038.0
Environmental	1,454.2	1,449.2
Life Sciences & Diagnostics	5,835.1	5,842.0
Dental	2,122.7	2,122.1
Industrial Technologies	2,317.1	2,023.0
	$14,927.3	$14,474.3

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2012 and December 31, 2011 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 29, 2012:
Assets:
Available-for-sale securities	$365.7	—	—	$365.7
Liabilities:
Deferred compensation plans	—	$61.4	—	61.4
Currency swap agreement	—	41.8	—	41.8
December 31, 2011:
Assets:
Available-for-sale securities	287.0	—	—	287.0
Liabilities:
Deferred compensation plans	—	58.2	—	58.2
Currency swap agreement	—	53.9	—	53.9

Available-for-sale securities are measured at fair value using quoted market prices in an active market and included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets.
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
In connection with the acquisition of Beckman Coulter in June 2011, the Company acquired an existing currency swap agreement. The agreement requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. As of June 29, 2012, the aggregate Japanese Yen purchase commitment was approximately ¥13.0 billion (approximately $163 million based on exchange rates as of June 29, 2012). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period. During the three and six months ended June 29, 2012 the Company recorded a pre-tax charge of approximately $6 million and pre-tax income of approximately $8 million, respectively, related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Condensed

Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.

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
The fair values and carrying amounts of financial instruments as of June 29, 2012 and December 31, 2011 were as follows ($ in millions):

	June 29, 2012		December 31, 2011
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$365.7	$365.7	$287.0	$287.0
Liabilities:
Short-term borrowings	55.4	55.4	98.4	98.4
Long-term borrowings	4,847.6	5,478.5	5,206.8	5,790.1
Currency swap agreement	41.8	41.8	53.9	53.9

(1)
Effective January 1, 2012, the Company is required to disclose, on a prospective basis, the level within the fair value hierarchy at which the fair values of the financial instruments are categorized. As of June 29, 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2.

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

NOTE 6. FINANCING TRANSACTIONS
As of June 29, 2012, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of June 29, 2012 and December 31, 2011 were as follows ($ in millions):

	June 29, 2012	December 31, 2011
U.S. dollar-denominated commercial paper	$726.2	$977.3
4.5% guaranteed Eurobond notes due 2013 (€500 million)	632.5	647.3
Floating rate senior notes due 2013	300.0	300.0
1.3% senior notes due 2014	400.0	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	304.9	379.6
Other	189.4	251.0
Subtotal	4,903.0	5,305.2
Less – currently payable	55.4	98.4
Long-term debt	$4,847.6	$5,206.8

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.
During the six months ended June 29, 2012, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 2.8 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $23 million was transferred to additional paid-in capital as a result of the conversions.
The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of June 29, 2012, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately thirteen days. There was no commercial paper outstanding under the Euro commercial paper program as of June 29, 2012. The Company classified its borrowings outstanding under the commercial paper programs as of June 29, 2012, as well as its floating rate senior notes due in June 2013, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of June 29, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans ($ in millions):

	U.S.				Non U.S.
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$1.5	$1.6	$3.0	$3.2	$5.9	$3.2	$11.6	$6.4
Interest cost	24.9	17.3	49.8	34.6	10.8	8.4	21.5	16.4
Expected return on plan assets	(32.2)	(22.4)	(64.4)	(44.8)	(8.2)	(5.3)	(16.3)	(10.4)
Amortization of actuarial loss	9.5	7.3	19.0	14.6	1.1	0.9	2.3	1.6
Amortization of prior service costs	—	—	—	—	(0.1)	—	(0.2)	(0.1)
Settlement (gains) losses recognized	—	—	—	—	—	(0.3)	0.9	(0.3)
Net periodic cost	$3.7	$3.8	$7.4	$7.6	$9.5	$6.9	$19.8	$13.6

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$0.5	$0.3	$1.0	$0.6
Interest cost	2.7	1.5	5.4	3.0
Amortization of prior service credits	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of actuarial loss	1.0	0.9	2.0	1.8
Net periodic cost	$2.8	$1.3	$5.6	$2.6

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

NOTE 8. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
In May 2012, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 1 billion shares to 2 billion shares, $0.01 par value per share, which was filed and became effective on May 10, 2012.
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
For a full description of the Company’s stock-based compensation, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. As of June 29, 2012, approximately 19 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended June 29, 2012:

Risk-free interest rate	1.0 – 1.7%
Weighted average volatility	33.0%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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
The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
RSUs and restricted shares:
Pre-tax compensation expense	$14.5	$11.0	$27.2	$20.4
Income tax benefit	(4.4)	(4.1)	(9.2)	(7.6)
RSU and restricted share expense, net of income taxes	$10.1	$6.9	$18.0	$12.8
Stock options:
Pre-tax compensation expense	$12.2	$12.2	$23.2	$25.6
Income tax benefit	(3.7)	(3.5)	(7.0)	(7.3)
Stock option expense, net of income taxes	$8.5	$8.7	$16.2	$18.3
Total stock-based compensation expense:
Pre-tax compensation expense	$26.7	$23.2	$50.4	$46.0
Income tax benefit	(8.1)	(7.6)	(16.2)	(14.9)
Total stock-based compensation expense, net of income taxes	$18.6	$15.6	$34.2	$31.1

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 29, 2012, $121 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately two years. As of June 29, 2012, $127 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans during the six months ended June 29, 2012 was as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	32,454	$32.98
Granted	1,787	$53.54
Exercised	(4,565)	$24.37
Cancelled / forfeited	(749)	$38.73
Outstanding as of June 29, 2012	28,927	$35.46	6	$483,522
Vested and Expected to Vest as of June 29, 2012 (1)	28,259	$35.26	6	$478,106
Exercisable as of June 29, 2012	16,245	$30.66	4	$348,082

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2012. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the six months ended June 29, 2012 and July 1, 2011 was $128 million and $56 million, respectively. Exercise of options during the first six months of 2012 and 2011 resulted in cash receipts of $109 million and $59 million, respectively. The Company realized a tax benefit of approximately $11 million and $44 million in the three and six months ended June 29, 2012, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital. Excess tax benefits related to all equity awards are reflected as financing cash inflows in the accompanying Consolidated Condensed Statements of Cash Flows.
The following table summarizes information on unvested RSUs and restricted shares activity during the six months ended June 29, 2012:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	5,979	$37.72
Granted	772	$53.56
Vested	(1,158)	$31.35
Forfeited	(284)	$38.15
Unvested as of June 29, 2012	5,309	$41.39
The Company realized a tax benefit of approximately $2 million and $22 million in the three and six months ended June 29, 2012, respectively, related to the vesting of RSUs. The excess tax benefits attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital.
In connection with the exercise of certain stock options and the vesting of certain RSUs and restricted shares previously issued by the Company, the Company has elected to withhold from the total shares issued or released to the award holder a number of shares sufficient to fund minimum tax withholding requirements (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2012, approximately 1 million shares with an aggregate value of approximately $55 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 9. RESTRUCTURING AND OTHER RELATED CHARGES
During 2011, the Company recorded pre-tax restructuring and other related charges totaling $179 million. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertain macro-economic environment. For a full description of the Company’s restructuring activities, reference is made to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.
Substantially all restructuring activities initiated in 2011 were completed by December 31, 2011. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2012. The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2011 actions ($ in millions):

	Balance as of	Paid/	Balance as of
	December 31, 2011	Settled	June 29, 2012
Restructuring Charges:
Employee severance and related	$116.7	$(79.7)	$37.0
Facility exit and related	7.5	(4.9)	2.6
	$124.2	$(84.6)	$39.6

NOTE 10. CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty period terms depend on the nature of the product and range from ninety days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
In certain cases, the Company will sell extended warranty or maintenance agreements. The proceeds from these agreements is deferred and recognized as revenue over the term of the agreement.
The following is a rollforward of the Company’s accrued warranty liability for the six months ended June 29, 2012 ($ in millions):

Balance, December 31, 2011	$136.9
Accruals for warranties issued during the period	63.0
Settlements made	(64.1)
Additions due to acquisitions	2.1
Effect of foreign currency translation	(1.0)
Balance, June 29, 2012	$136.9

NOTE 11. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and six months ended June 29, 2012, approximately 2 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three and six months ended July 1, 2011.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 29, 2012:
Basic EPS	$600.1	695.6	$0.86
Adjustment for interest on convertible debentures	1.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	10.8
Diluted EPS	$601.5	714.9	$0.84
For the Three Months Ended July 1, 2011:
Basic EPS	$439.6	667.2	$0.66
Adjustment for interest on convertible debentures	1.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	13.5
Incremental shares from assumed conversion of the convertible debentures	—	13.9
Diluted EPS	$441.2	694.6	$0.64

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 29, 2012:
Basic EPS	$1,120.2	693.5	$1.62
Adjustment for interest on convertible debentures	3.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	10.2
Incremental shares from assumed conversion of the convertible debentures	—	10.8
Diluted EPS	$1,123.3	714.5	$1.57
For the Six Months Ended July 1, 2011:
Basic EPS	$856.3	664.4	$1.29
Adjustment for interest on convertible debentures	3.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	13.2
Incremental shares from assumed conversion of the convertible debentures	—	13.9
Diluted EPS	$860.0	691.5	$1.24

NOTE 12. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. There has been no material change in total assets or liabilities by segment since December 31, 2011, except for the sale of the ASI and KEO businesses from the Industrial Technologies segment in January and February 2012, respectively.
Segment results are shown below ($ in millions):

	Sales				Operating Profit
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Test & Measurement	$856.4	$848.2	$1,702.8	$1,678.7	$184.2	$190.2	$375.8	$362.4
Environmental	763.9	730.6	1,458.5	1,398.6	165.1	158.4	294.2	287.3
Life Sciences & Diagnostics	1,583.4	704.8	3,129.3	1,331.4	207.9	34.5	413.8	124.9
Dental	498.8	504.7	963.5	968.2	71.6	55.0	130.5	104.5
Industrial Technologies	851.0	847.6	1,615.6	1,551.2	190.3	184.4	348.1	340.2
Equity method earnings of Apex joint venture	—	—	—	—	18.0	14.5	32.4	28.9
Other	—	—	—	—	(25.8)	(27.0)	(48.7)	(53.4)
	$4,553.5	$3,635.9	$8,869.7	$6,928.1	$811.3	$610.0	$1,546.1	$1,194.8

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2011 and Notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, and the Company's MD&A and Consolidated Condensed Financial Statements and related Notes included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain information included or incorporated by reference in this quarterly report, in other documents filed with or furnished by us to the Securities and Exchange Commission ("SEC"), in our press releases or in our other communications may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Deterioration of, or instability in, the global economy and financial markets, particularly in Europe, may adversely affect our business and financial statements.

•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•	We face intense competition and if we are unable to compete effectively, we may experience decreased demand and market share and price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including our continuing integration of Beckman Coulter, Inc. (“Beckman Coulter”) which we acquired in June 2011, could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Divestitures could negatively impact our business and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•	Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and

by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations or laws could adversely affect our reputation and financial statements.

•
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial statements.

•	Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our financial statements and reputation.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates may adversely affect our financial statements.

•	Changes in our tax rates or exposure to additional tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

•	We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our financial statements.

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
Business Performance and Outlook
The Company’s June 2011 acquisition of Beckman Coulter primarily drove the Company’s year-over-year sales growth in the second quarter of 2012. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services resulted in aggregate year-over-year sales growth from existing businesses during the second quarter of 2012 driven by the Company’s previous and continuing investments in sales growth initiatives and the other business-specific factors discussed below. Geographically, year-over-year sales growth rates during the second quarter of 2012 were led primarily by North America and the emerging markets. Sales in Western Europe were essentially flat on a year-over-year basis. In light of the uncertainties in the macro-economic environment and consistent with the Company's approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, on July 18, 2012, Danaher's Board of Directors committed to a plan to implement cost reductions in the Company's businesses. The plan, which is expected to be substantially completed by December 31, 2012, will result in pre-tax charges of approximately $100 million, the majority of which are expected to be incurred in the second half of 2012. The charges, all of which will result in cash expenditure, are expected to include both employee-related costs as well as other termination and exit costs.
The acquisition of Beckman Coulter in June 2011 provides additional sales and earnings growth opportunities for the Company’s Life Sciences & Diagnostics segment by expanding the businesses’ geographic and product line breadth, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter continues to be integrated into the Company, the Company is also realizing significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. For a discussion of the acquisition’s impact on the Company and segment results, refer to the “Results of Operations” section of this MD&A.
Acquisitions and Divestitures
During the first six months of 2012, the Company acquired eight businesses (including the acquisition of X-Rite, Incorporated, a global leader in color measurement technology), for total consideration of $945 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services that complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of the eight businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $376 million.
In January 2012, the Company completed the sale of its integrated scanning system business (the Accu-Sort (“ASI”) business) for a sale price of $132 million in cash. In addition, in February 2012, the Company completed the sale of its Kollmorgen Electro-Optical (“KEO”) business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships, and combat and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.
The Company has reported the ASI and KEO businesses, along with the Pacific Scientific Aerospace ("PSA") business which was sold in April 2011, as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented have been reclassified to reflect these businesses as discontinued operations and the assets and liabilities of these businesses have been reclassified as held for sale for all periods presented.
Currency Exchange Rates
On average, the U.S. dollar was stronger against other major currencies during the three and six month periods ended June 29, 2012 as compared to the comparable periods of 2011. As a result, currency exchange rates negatively impacted reported sales for the three and six month periods by approximately 3.5% and 2.0%, respectively, as compared to the comparable periods of 2011. If the currency exchange rates in effect as of June 29, 2012 were to prevail throughout the remainder of 2012, currency exchange rates would result in the reduction of the Company’s estimated 2012 revenues by approximately 2.5% on a year-over-year basis. Further strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales for the remainder of the year. Weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales on an overall basis. From June 29, 2012 through the date of filing of this Quarterly Report, the U.S. dollar continued to strengthen against many major currencies, including the Euro.

RESULTS OF OPERATIONS
Consolidated sales from continuing operations for the three months ended June 29, 2012 increased 25.0% compared to the three months ended July 1, 2011. Sales from existing businesses contributed 3.5% growth and sales from acquired businesses contributed 25.0% growth on a year-over-year basis. Currency translation reduced reported sales by 3.5% on a year-over-year basis.
Consolidated sales from continuing operations for the six months ended June 29, 2012 increased 28.0% compared to the six months ended July 1, 2011. Sales from existing businesses contributed 2.5% growth and sales from acquired businesses contributed 27.5% growth on a year-over-year basis. Currency translation reduced reported sales by 2.0% on a year-over-year basis.
In this report, references to sales from existing businesses refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Operating profit margins were 17.8% for the three months ended June 29, 2012 compared to 16.8% in the comparable period of 2011. Year-over-year operating profit margin comparisons benefited 80 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, acquisition related charges recorded in 2011 associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 150 basis points. During the second quarter 2012, the Company also resolved contingencies and recognized a gain with respect to a prior disposition of assets which favorably impacted operating profit margin comparisons by 20 basis points. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 150 basis points and partially offset these positive factors.
Operating profit margins were 17.4% for the six months ended June 29, 2012 compared to 17.2% in the comparable period of 2011. Year-over-year operating profit margin comparisons benefited 85 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, acquisition related charges recorded in 2011 associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 80 basis points. During the second quarter 2012, the Company also resolved contingencies and recognized a gain with respect to a prior disposition of assets which favorably impacted operating profit margin comparisons by 10 basis points. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 155 basis points and partially offset these positive factors.

Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Test & Measurement	$856.4	$848.2	$1,702.8	$1,678.7
Environmental	763.9	730.6	1,458.5	1,398.6
Life Sciences & Diagnostics	1,583.4	704.8	3,129.3	1,331.4
Dental	498.8	504.7	963.5	968.2
Industrial Technologies	851.0	847.6	1,615.6	1,551.2
Total	$4,553.5	$3,635.9	$8,869.7	$6,928.1

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$856.4	$848.2	$1,702.8	$1,678.7
Operating profit	184.2	190.2	375.8	362.4
Depreciation and amortization	32.2	31.4	63.4	63.2
Operating profit as a % of sales	21.5%	22.4%	22.1%	21.6%
Depreciation and amortization as a % of sales	3.8%	3.7%	3.7%	3.8%

Components of Sales Change	% Change Three Months Ended June 29, 2012 vs. Comparable 2011 Period	% Change Six Months Ended June 29, 2012 vs. Comparable 2011 Period
Existing businesses	1.0%	1.5%
Acquisitions	1.5%	1.0%
Currency exchange rates	(1.5)%	(1.0)%
Total	1.0%	1.5%

Year-over-year price increases in the segment contributed 1.0% and 0.5% to sales growth on a year-over-year basis during the three and six month periods ended June 29, 2012, respectively, and are reflected as a component of the change in sales from existing businesses.
During both the three and six months ended June 29, 2012, sales in the segment’s instrument businesses declined at a mid-single digit rate on a year-over-year basis as lower demand for most product categories more than offset modest sales increases of service and installation tools and product related services. Instrument demand was particularly weak in China and Europe. The year-over-year rate of sales decline from existing businesses in the instruments business during the third quarter of 2012 is expected to be in line with the rate experienced during the first half of 2012.
Sales in the segment’s communications businesses grew at a mid-teens rate during both the three and six month periods on a year-over-year basis, primarily in North America, and largely as a result of strong demand for network management solutions and, to a lesser extent, core network enterprise solutions. Robust global demand for network security and analysis solutions during both the three and six month periods also contributed to the sales growth. While sales of existing communications business' products and services are expected to remain solid for the remainder of 2012, year-over-year sales growth rates are expected to moderate from the first half 2012 sales growth rates largely due to exceptionally high sales levels experienced in the second half of 2011.
Operating profit margins declined 90 basis points during the three months ended June 29, 2012 as compared to the comparable period of 2011. Year-over-year operating profit margin comparisons were adversely impacted by 85 basis points as lower instrument sales volumes more than offset the favorable impacts to operating profit margin comparisons of increased sales volumes of higher operating profit margin communication business products and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments also adversely impacted year-over-year operating profit margin comparisons. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 5 basis points.
Operating profit margins increased 50 basis points during the six months ended June 29, 2012 as compared to the comparable period of 2011. Year-over-year operating profit margins were higher in the first six months of 2012 as increased sales volumes of communication business products, particularly in the first quarter 2012, more than offset the unfavorable impact of lower instrument sales volumes. In addition, incremental year-over-year cost savings associated with continuing productivity improvements, including the restructuring actions taken in the fourth quarter of 2011 benefited year-over-year operating profit margin comparisons while incremental year-over-year costs associated with various sales, marketing and product development growth investments adversely impacted year-over-year comparisons.

ENVIRONMENTAL
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
Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$763.9	$730.6	$1,458.5	$1,398.6
Operating profit	165.1	158.4	294.2	287.3
Depreciation and amortization	11.7	11.5	23.3	22.7
Operating profit as a % of sales	21.6%	21.7%	20.2%	20.5%
Depreciation and amortization as a % of sales	1.5%	1.6%	1.6%	1.6%

Components of Sales Change	% Change Three Months Ended June 29, 2012 vs. Comparable 2011 Period	% Change Six Months Ended June 29, 2012 vs. Comparable 2011 Period
Existing businesses	6.0%	4.5%
Acquisitions	2.0%	2.5%
Currency exchange rates	(3.5)%	(2.5)%
Total	4.5%	4.5%

Price increases in the segment contributed 2.0% and 1.5% to sales growth on a year-over-year basis during the three and six month periods, respectively, and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a mid-single digit rate during both the three and six months ended June 29, 2012 as compared to the comparable periods of 2011. Sales growth in both periods was led by increased demand for the businesses’ laboratory and process instruments and consumables, primarily in North American municipal markets, and was partially offset by lower overall demand in China. Sales from existing businesses to European municipal markets were essentially flat in both periods. Sales in the business’ chemical treatment solutions product line also grew on a year-over-year basis for both the three and six month periods primarily due to the addition of new customers in the U.S. market and to a lesser extent to continued international expansion. Sales in the business’ ultraviolet water disinfection product line grew modestly during the three month period and declined during the six month period on a year-over-year basis. The sales decline during the six month period was due primarily to a difficult prior year comparison resulting from strong industrial sales in the first quarter of 2011, and to a lesser extent, lower 2012 demand from municipal end markets.
Sales from existing businesses in the segment’s retail petroleum equipment businesses grew at a high-single digit rate during the three months ended June 29, 2012 and grew at a mid-single digit rate during the six months ended June 29, 2012, in each case as compared to the comparable period of 2011. Increased demand for the business’ dispensing equipment and environmental monitoring solutions primarily drove the year-over-year sales growth during both periods. Increased sales of payment solutions also contributed to year-over-year sales growth in the second quarter of 2012. Sales growth was partially offset by lower demand for point of sale retail solutions during both periods due to the timing of customers’ compliance with enhanced payment industry security standards which were completed in 2011.
Operating profit margins declined 10 basis points during the three months ended June 29, 2012 as compared to the comparable period of 2011. The dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 65 basis points. Year-over-year operating profit margin comparisons benefited 55 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments partially offset these favorable impacts.
Operating profit margins declined 30 basis points during the six months ended June 29, 2012 as compared to the comparable period of 2011. The dilutive effect of acquisitions adversely impacted year-over-year operating profit margin comparisons by 60 basis points. Year-over-year operating profit margin comparisons benefited 30 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments partially offset these favorable impacts.

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$1,583.4	$704.8	$3,129.3	$1,331.4
Operating profit	207.9	34.5	413.8	124.9
Depreciation and amortization	119.4	31.7	237.1	55.8
Operating profit as a % of sales	13.1%	4.9%	13.2%	9.4%
Depreciation and amortization as a % of sales	7.5%	4.5%	7.6%	4.2%

Components of Sales Change	% Change Three Months Ended June 29, 2012 vs. Comparable 2011 Period	% Change Six Months Ended June 29, 2012 vs. Comparable 2011 Period
Existing businesses	5.0%	4.0%
Acquisitions	123.0%	133.0%
Currency exchange rates	(3.5)%	(2.0)%
Total	124.5%	135.0%

Year-over-year price increases in the segment had a negligible impact on sales during both the three and six months ended June 29, 2012.
The significant growth related to acquisitions was primarily attributable to the acquisition of Beckman Coulter in June 2011.
Sales from existing businesses in the segment’s diagnostics business grew at a high-single digit rate during both the three and six months ended June 29, 2012 as compared to the comparable periods of 2011 due to increased demand in both the acute care and pathology diagnostic businesses. Continued strong global consumable sales related to the business’ installed base of instrumentation as well as robust demand for compact blood gas analyzers drove the majority of the sales growth in the acute care diagnostic business. Increased demand for the business’ cardiac care instruments, particularly in China, also contributed to year-over-year sales growth in both periods. Increased demand, primarily in North America and emerging markets, for advanced staining instruments and consumables, and to a lesser extent histology systems, drove the majority of year-over-year sales growth in the pathology diagnostics business. The acquisition of Beckman Coulter has significantly expanded the segment’s clinical diagnostics product portfolio through the addition of new and complementary product and service offerings.
Sales from existing businesses in the segment’s life sciences businesses grew at a low-single digit rate during both the three and six months ended June 29, 2012 as compared to the comparable periods of 2011. Sales growth during both periods was led by increased demand for the business' microscopy products. Strong demand for microscopy instrumentation in China and other emerging markets more than offset lower demand for microscopy equipment in Europe that was due in large part to capital spending constraints in the region. Sales of the business’ broad range of mass spectrometers grew modestly on a year-over-year basis during both periods as sales growth in the applied and clinical research markets was partially offset by sales declines in the pharmaceutical and academic research markets. Recently introduced products in the mass spectrometry business are expected to favorably impact year-over-year sales growth rates during the second half of 2012. Sales growth in the mass spectrometry business was strong in China and other emerging markets during both periods. The acquisition of Beckman Coulter has also expanded the segment’s life sciences research product portfolio through the addition of new and complementary product and service offerings.
Operating profit margins increased 820 basis points during the three months ended June 29, 2012 as compared to the comparable period of 2011. Acquisition related charges associated with the second quarter 2011 Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted operating profit margins by 785 basis points. Year-over-year operating profit margin comparisons benefited 165 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of the impact of incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 130 basis points. The Company expects to continue to realize significant cost synergies through the application of the Danaher Business System to Beckman Coulter and combining the purchasing power of the Company and Beckman Coulter.
Operating profit margins increased 380 basis points during the six months ended June 29, 2012 as compared to the comparable period of 2011. Acquisition related charges associated with the second quarter 2011 Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted operating profit margins by 415 basis points. Higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of the impact of incremental year-over-year costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 100 basis points. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 135 basis points.

Depreciation and amortization as a percentage of sales increased during both the three and six month periods primarily as a result of the increase in depreciation of equipment leased by Beckman Coulter to customers under operating-type lease arrangements and amortization expense associated with the intangible assets acquired in connection with the Beckman Coulter acquisition. Depreciation and amortization expense in the segment is expected to continue to be higher than the segment’s historical depreciation and amortization expense levels for these same reasons.

DENTAL
The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$498.8	$504.7	$963.5	$968.2
Operating profit	71.6	55.0	130.5	104.5
Depreciation and amortization	22.8	25.1	45.6	47.9
Operating profit as a % of sales	14.4%	10.9%	13.5%	10.8%
Depreciation and amortization as a % of sales	4.6%	5.0%	4.7%	4.9%

Components of Sales Change	% Change Three Months Ended June 29, 2012 vs. Comparable 2011 Period	% Change Six Months Ended June 29, 2012 vs. Comparable 2011 Period
Existing businesses	5.0%	3.0%
Acquisitions	(1.0)%	—%
Currency exchange rates	(5.0)%	(3.5)%
Total	(1.0)%	(0.5)%
Acquisitions had a negative 1.0% impact on sales comparisons between the three months ended June 29, 2012 and the comparable period of 2011 due primarily to one acquisition that caught up a one-month reporting lag in the second quarter of 2011, which given the immateriality of the amounts, was not adjusted in the prior period. Year-over-year price increases in the segment had a negligible impact on sales during both the three and six months ended June 29, 2012.
Sales from existing businesses in the segment’s dental consumables businesses grew at a mid-single digit rate during both the three and six months ended June 29, 2012 as compared to the comparable periods of 2011, led by increased sales of general dentistry consumables and infection prevention products, and to a lesser extent, orthodontic and implant products. Sales of dental consumables grew in all major geographies during both periods. Sales from existing businesses in the segment’s dental equipment business grew at a low-single digit rate on a year-over-year basis in both periods as increased demand for imaging products and instruments was partially offset by lower demand for treatment units and associated equipment. Imaging product sales grew primarily in North America and Latin America, while instrument sales grew in all major geographies. Treatment unit sales declined primarily in Europe.
Operating profit margins increased 350 basis points during the three months ended June 29, 2012 as compared to the comparable period of 2011. Incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 325 basis points on a year-over-year basis. In addition, net higher overall operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 25 basis points.

Operating profit margins increased 270 basis points during the six months ended June 29, 2012 as compared to the comparable period of 2011. Incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 265 basis points on a year-over-year basis. In addition, net higher overall operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 5 basis points.

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, defense and engine retarder businesses. The Company sold its ASI business in January 2012, its KEO business in February 2012 and its PSA business in April 2011. These businesses were previously reported as part of the Industrial Technologies segment. The results of these discontinued operations are excluded from all periods presented in the financial information provided in the tables below.
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$851.0	$847.6	$1,615.6	$1,551.2
Operating profit	190.3	184.4	348.1	340.2
Depreciation and amortization	19.4	18.5	36.8	31.6
Operating profit as a % of sales	22.4%	21.8%	21.5%	21.9%
Depreciation and amortization as a % of sales	2.3%	2.2%	2.3%	2.0%

Components of Sales Change	% Change Three Months Ended June 29, 2012 vs. Comparable 2011 Period	% Change Six Months Ended June 29, 2012 vs. Comparable 2011 Period
Existing businesses	1.0%	0.5%
Acquisitions	3.0%	6.0%
Currency exchange rates	(3.5)%	(2.5)%
Total	0.5%	4.0%

Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and six months ended June 29, 2012 and are reflected as a component of the change in sales from existing businesses. The benefit of these price increases was partially offset by the other factors discussed below.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during the three months ended June 29, 2012 and grew at a low-single digit rate during the six month period, in each case as compared to the comparable period of 2011, primarily due to strong equipment sales and increased consumable sales associated with the installed base of marking and coding equipment in most major geographies. Increased year-over-year demand for the business' integrated packaging solutions product lines also contributed to the existing business' sales growth in the three months ended June 29, 2012. The Company's acquisition of X-Rite, Incorporated, a global leader in color measurement technology, in the second quarter of 2012 expands the product identification business into a new, adjacent market and is expected to provide sales and earnings growth opportunities for the business by expanding the business' product line diversity as well as through the potential acquisition of complementary businesses.
Sales from existing businesses in the segment’s motion businesses declined at a high-single digit rate during both the three and six months ended June 29, 2012 as compared to the comparable periods of 2011 due to soft demand in the majority of end markets served, particularly technology-related end markets. Year-over-year sales declines in industrial automation during both periods were partially offset by marginal sales increases in engineered solutions. The rate of year-over-year sales decline in the motion businesses is expected to improve during the remainder of 2012 in part due to easier prior year comparisons.

Sales from existing businesses in the segment’s other businesses grew collectively at a low-single digit rate during the three months ended June 29, 2012 and at a mid-single digit rate during the six months ended June 29, 2012, in each case as compared to the comparable period of 2011. Sales grew during both periods in the defense and engine retarder businesses and were essentially flat in the sensors and controls businesses.
Operating profit margins increased 60 basis points during the three months ended June 29, 2012 as compared to the comparable period of 2011. Slightly higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 105 basis points on a year-over-year basis. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 45 basis points.
Operating profit margins declined 40 basis points during the six months ended June 29, 2012 as compared to the comparable period of 2011. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 85 basis points. Slightly higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 45 basis points on a year-over-year basis.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$4,553.5	$3,635.9	$8,869.7	$6,928.1
Cost of sales	(2,198.0)	(1,718.3)	(4,278.7)	(3,261.7)
Gross profit	2,355.5	1,917.6	4,591.0	3,666.4
Gross profit margin	51.7%	52.7%	51.8%	52.9%

The year-over-year decrease in gross profit margins during both the three and six months ended June 29, 2012 compared to 2011, is due primarily to the June 2011 acquisition of Beckman Coulter, which has lower gross profit margins than the Company’s existing businesses. The favorable impact of higher year-over-year sales volumes and incremental year-over-year cost savings associated with fourth quarter 2011 restructuring activities and continued productivity improvements during both the three and six month periods partially offsets the year-over-year decline in gross profit margin due to the acquisition of Beckman Coulter.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$4,553.5	$3,635.9	$8,869.7	$6,928.1
Selling, general and administrative (“SG&A”) expenses	1,278.6	1,088.4	2,523.5	2,051.6
Research and development (“R&D”) expenses	283.6	233.7	553.7	448.9
SG&A as a % of sales	28.1%	29.9%	28.5%	29.6%
R&D as a % of sales	6.2%	6.4%	6.2%	6.5%

Selling, general and administrative expenses as a percentage of sales decreased 180 basis points and 110 basis points on a year-over-year basis for the three and six months ended June 29, 2012, respectively. Increased leverage of the Company’s cost base resulting from higher sales volumes during the first half of 2012 and incremental year-over-year cost savings associated with fourth quarter 2011 restructuring activities were partially offset by incremental year-over-year investments in the Company’s sales and marketing growth investments.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) increased approximately $50 million and $105 million on a year-over-year basis for the three and six months ended June 29, 2012, respectively, and declined 20 basis points and 30 basis points, respectively, as a percentage of sales. The increase in expense is primarily attributable to research and development expenditures associated with acquired businesses, primarily Beckman Coulter, as well as incremental year-over-year investment in the Company’s new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 of the Consolidated Condensed Financial Statements.
Interest expense of $38 million for the three months ended June 29, 2012 was approximately $6 million higher than in the comparable period of 2011. Interest expense of $77 million for the six months ended June 29, 2012 was approximately $15 million higher than in the comparable period of 2011. The increase in interest expense for both periods results primarily from the additional debt incurred during the second quarter of 2011 in connection with the Beckman Coulter acquisition.
Interest income of $1 million for the three and six months ended June 29, 2012 was lower on a year-over-year basis for both periods due to lower average cash balances prevailing in the 2012 periods.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and six months ended June 29, 2012 was 22.5% and 23.8%, respectively, as compared to 24.3% and 24.7% for the three and six months ended July 1, 2011, respectively. The effective tax rates in 2012 and 2011 are lower than the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. During the three months ended June 29, 2012, the Company recorded a discrete tax benefit of approximately $7 million ($0.01 per share on a diluted basis) associated with a statute of limitations expiration relating to a tax position in a non-U.S. jurisdiction.
The effective tax rate from continuing operations for the second half of 2012 is forecasted to be approximately 24% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The projection of mix of earnings by jurisdiction could fluctuate during the second half of the year. In addition, the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes may change in future periods.

INFLATION
The effect of inflation on the Company’s operations was not significant in the three months ended June 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Following is an overview of the Company’s cash flows and liquidity as of and for the six months ended June 29, 2012:
Overview of Cash Flows and Liquidity

($ in millions)	Six Months Ended
	June 29, 2012	July 1, 2011
Total operating cash flows from continuing operations	$1,695.9	$1,227.7
Payments for additions to property, plant and equipment	(228.6)	(105.1)
Cash paid for acquisitions	(945.1)	(6,056.3)
Proceeds from the sale of discontinued operations	337.5	680.1
Other sources (uses), net	14.1	(1.1)
Net cash used in investing activities	(822.1)	(5,482.4)
Proceeds from the issuance of common stock	104.3	1,050.3
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(310.0)	462.1
Proceeds of borrowings (maturities longer than 90 days)	—	1,785.8
Repayments of borrowings (maturities longer than 90 days)	(2.2)	(2.0)
Payment of dividends	(34.7)	(27.0)
Net cash (used in) provided by financing activities	(242.6)	3,269.2

•
Operating cash flows from continuing operations, a key source of the Company’s liquidity, increased $468 million, or approximately 38%, during the first half of 2012 as compared to the first half of 2011.

•
Cash paid for acquisitions constituted the most significant use of cash during the first half of 2012. The Company acquired eight businesses during the first half of 2012 for total consideration (net of cash acquired) of approximately $945 million.

•
In January 2012, the Company completed the sale of its ASI business and, in February 2012, the Company completed the sale of its KEO business. Aggregate cash proceeds in the first half of 2012 in connection with the completed sales were $337 million.

•	The Company repaid approximately $310 million of borrowings in the period primarily related to commercial paper borrowings.

•	The Company’s 2011 restructuring activities used approximately $85 million in cash during the first half of 2012.

•	As of June 29, 2012, the Company held approximately $1.1 billion of cash and cash equivalents.
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
Operating cash flows from continuing operations were $1.7 billion for the first half of 2012, an increase of $468 million, or 38% as compared to the comparable period of 2011. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•	Earnings from continuing operations increased by $264 million in the first half of 2012 as compared to the first half of 2011.

•
Earnings for the first half of 2012 reflected an increase of $186 million of depreciation and amortization expense as compared to the comparable period of 2011. The increase in amortization expense primarily relates to the amortization of intangible assets acquired in connection with the Beckman Coulter acquisition. The increase in depreciation expense results from the fact that a majority of the Beckman Coulter customers enter into operating-type lease arrangements for the use of the business’ instrumentation and each new operating-type lease arrangement entered into increases the Company’s depreciable assets. The increased depreciation and amortization expense decreases earnings without a corresponding impact to operating cash flow.

•
The aggregate of trade accounts receivable, inventory and trade accounts payable provided $38 million in operating cash flows during the first half of 2012, compared to the comparable period of 2011 during which these items used $5 million in operating cash flows. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventory and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials to the collection of cash from its customers.

•	Cash income tax payments from continuing operations, was approximately $10 million higher during the first half of 2012 as compared to the first half of 2011.
In addition, in connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first half of 2012, the Company paid approximately $85 million related to these restructuring activities.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $822 million during the first half of 2012 compared to approximately $5.5 billion of net cash used in the first half of 2011. For a discussion of the Company’s acquisitions during the first half of 2012 and the divestiture of the ASI and KEO businesses, refer to “—Overview – Acquisitions and Divestitures.”
The year-over-year increase in capital expenditures for property, plant and equipment in 2012 is primarily due to the acquisition of Beckman Coulter in the second quarter of 2011 and the associated capitalization of instruments subject to operating-type leases through customer arrangements entered into in the first half of 2012. In 2012, the Company expects capital spending to approximate $550 million, though actual expenditures will ultimately depend on business conditions. The expected increase in capital expenditures in 2012 is primarily attributable to the acquisition of Beckman Coulter as the majority of the business’ customers enter into operating-type lease arrangements for use of its instrumentation products.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness and payments of dividends to shareholders. Financing activities used cash of $243 million during the first half of 2012 compared to approximately $3.3 billion provided during the first half of 2011. The cash used during the first half of 2012 was due primarily to the net repayment of commercial paper borrowings. The cash provided during the first half of 2011 was primarily related to net proceeds received by the Company to partially finance the acquisition of Beckman Coulter and consisted of (1) $966 million received from the underwritten public offering of the Company's common stock on June 21, 2011, (2) approximately $1.8 billion received from the underwritten public offering of senior unsecured notes on June 23, 2011, and (3) proceeds received from the sale of additional commercial paper under the Company’s U.S. commercial paper program.
For a description of the Company’s outstanding debt as of June 29, 2012, refer to Note 6 of the Consolidated Condensed Financial Statements. As of June 29, 2012, the Company was in compliance with all of its debt covenants.
The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of June 29, 2012, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average maturity of approximately 13 days. There was no commercial paper outstanding under the Euro commercial paper program as of June 29, 2012.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of June 29, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

In May 2012, the Company filed a “well-known seasoned issuer” shelf registration statement on Form S-3 to register an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use the net proceeds from future securities sales off this shelf for general corporate purposes. These purposes may include, but are not limited to, reduction or refinancing of debt or other corporate obligations; acquisitions; capital expenditures; share repurchases and dividends; and working capital. The May 2012 shelf registration statement replaced the shelf registration statement that was filed in May 2009 and expired in May 2012.
Aggregate cash payments for dividends during the first six months of 2012 were $35 million. In addition, the Company declared a regular quarterly dividend of $0.025 per share payable on July 27, 2012 to holders of record on June 29, 2012.
Cash and Cash Requirements
As of June 29, 2012, the Company held approximately $1.1 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with an original maturity of 90 days or less with an approximate weighted average annual interest rate of 0.3%. Of this amount, $143 million was held within the United States and $975 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. The Company may also from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to United States federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of June 29, 2012, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2012, the Company’s cash contribution requirements for its U.S. defined benefit pension plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be $50 million for fiscal 2012, although the ultimate amounts to be contributed to the U.S. and non-U.S. plans depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING POLICIES
There were no material changes during the quarter ended June 29, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended June 29, 2012 to this information reported in the Company’s 2011 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 1A of Danaher’s 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended June 29, 2012 to the aforementioned risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the second quarter of 2012. On May 1, 2010, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of June 29, 2012, 20 million shares remained available for repurchase pursuant to this program.
During the second quarter of 2012, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 1,606,797 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion of LYONs to common stock does not impact the Company’s diluted earnings per share as the LYONs are considered a dilutive security in all periods presented.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation

3.2	Amended and Restated By-laws of Danaher Corporation (1)

10.1	2007 Executive Incentive Compensation Plan (2)

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 9, 2012.

(3)	See Note 11, “Net Earnings Per Share from Continuing Operations”, to our Consolidated Condensed Financial Statements.

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 29, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended June 29, 2012 and July 1, 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 29, 2012 and July 1, 2011, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended June 29, 2012, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	July 18, 2012	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 18, 2012	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer