Form 10-Q
period 2012-09-28
DANAHER CORP /DE/
filed 2012-10-18
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 12, 2012 was 692,687,947.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands)
(unaudited)

	September 28, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$1,541,335	$537,001
Trade accounts receivable, net	2,984,728	3,049,895
Inventories:
Finished goods	935,987	930,914
Work in process	304,079	262,191
Raw material and supplies	642,304	588,247
Total inventories	1,882,370	1,781,352
Prepaid expenses and other current assets	499,567	904,109
Total current assets	6,908,000	6,272,357
Property, plant and equipment, net of accumulated depreciation of $1,870,658 and $1,665,983, respectively	2,062,952	2,100,990
Investment in joint venture	560,629	521,882
Other assets	893,162	739,686
Goodwill	15,056,604	14,474,323
Other intangible assets, net	6,104,073	5,840,209
Total assets	$31,585,420	$29,949,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$55,063	$98,392
Trade accounts payable	1,492,632	1,422,438
Accrued expenses and other liabilities	2,386,994	2,651,198
Total current liabilities	3,934,689	4,172,028
Other long-term liabilities	4,038,807	3,598,851
Long-term debt	4,659,158	5,206,800
Stockholders’ Equity:
Common stock - $0.01 par value	7,718	7,611
Additional paid-in capital	3,961,867	3,877,240
Retained earnings	14,766,627	13,056,869
Accumulated other comprehensive income (loss)	149,874	(36,937)
Total Danaher stockholders’ equity	18,886,086	16,904,783
Non-controlling interests	66,680	66,985
Total stockholders’ equity	18,952,766	16,971,768
Total liabilities and stockholders’ equity	$31,585,420	$29,949,447

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012		September 30, 2011
Sales	$4,415,543	$4,445,787	$13,285,222		$11,373,856
Cost of sales	(2,137,541)	(2,262,706)	(6,416,220)		(5,524,373)
Gross profit	2,278,002	2,183,081	6,869,002		5,849,483
Operating costs and other:
Selling, general and administrative expenses	(1,251,212)	(1,268,411)	(3,774,719)		(3,320,038)
Research and development expenses	(289,517)	(287,506)	(843,243)		(736,406)
Earnings from unconsolidated joint venture	18,536	15,991	50,911		44,926
Operating profit	755,809	643,155	2,301,951		1,837,965
Non-operating income (expense):
Loss on early extinguishment of debt	—	(32,887)	—		(32,887)
Interest expense	(39,361)	(42,362)	(116,660)		(104,213)
Interest income	722	392	2,188		4,787
Earnings from continuing operations before income taxes	717,170	568,298	2,187,479		1,705,652
Income taxes	(168,435)	(52,890)	(518,541)		(333,919)
Net earnings from continuing operations	548,735	515,408	1,668,938		1,371,733
Earnings from discontinued operations, net of income taxes	—	8,020	92,858		229,817
Net earnings	$548,735	$523,428	$1,761,796		$1,601,550
Net earnings per share from continuing operations:
Basic	$0.79	$0.75	$2.40		$2.04
Diluted	$0.77	$0.73	$2.34		$1.97
Net earnings per share from discontinued operations:
Basic	$—	$0.01	$0.13		$0.34
Diluted	$—	$0.01	$0.13		$0.33
Net earnings per share:
Basic	$0.79	$0.76	$2.54	*	$2.38
Diluted	$0.77	$0.74	$2.47		$2.30
Average common stock and common equivalent shares outstanding:
Basic	695,208	687,259	694,095		672,022
Diluted	713,947	710,403	714,293		697,777
 * Net earnings per share amount does not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net earnings	$548,735	$523,428	$1,761,796	$1,601,550
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	193,505	(490,923)	93,398	(125,194)
Pension and postretirement plan benefit adjustments	8,059	4,862	21,003	14,440
Unrealized gain (loss) on available-for-sale securities	23,255	(61,806)	72,410	(35,082)
Total other comprehensive income (loss), net of income taxes	224,819	(547,867)	186,811	(145,836)
Comprehensive income (loss)	$773,554	$(24,439)	$1,948,607	$1,455,714

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2011	761,067	$7,611	$3,877,240	$13,056,869	$(36,937)	$66,985
Net earnings for the period	—	—	—	1,761,796	—	—
Other comprehensive income	—	—	—	—	186,811	—
Dividends declared	—	—	—	(52,038)	—	—
Common stock based award activity	7,456	74	222,580	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $27.7 million	3,315	33	120,527	—	—	—
Treasury stock purchase (5.0 million shares)	—	—	(258,480)	—	—	—
Change in non-controlling interests	—	—	—	—	—	(305)
Balance, September 28, 2012	771,838	$7,718	$3,961,867	$14,766,627	$149,874	$66,680

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in thousands, unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net earnings	$1,761,796	$1,601,550
Less: earnings from discontinued operations, net of income taxes	92,858	229,817
Net earnings from continuing operations	1,668,938	1,371,733
Non-cash items:
Depreciation	368,481	229,567
Amortization	251,947	201,735
Stock compensation expense	79,419	71,616
Earnings from unconsolidated joint venture, net of cash dividends received	(31,486)	(24,059)
Change in trade accounts receivable, net	134,498	551
Change in inventories	(53,573)	13,592
Change in trade accounts payable	38,483	27,483
Change in prepaid expenses and other assets	110,087	60,903
Change in accrued expenses and other liabilities	104,471	(37,278)
Total operating cash provided by continuing operations	2,671,265	1,915,843
Total operating cash used in discontinued operations	(55,938)	(116,769)
Net cash provided by operating activities	2,615,327	1,799,074
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(333,379)	(214,822)
Proceeds from disposals of property, plant and equipment and other assets	23,225	10,285
Proceeds from contribution of businesses to joint venture	—	12,454
Cash paid for acquisitions	(972,823)	(6,087,087)
Total investing cash used in continuing operations	(1,282,977)	(6,279,170)
Total investing cash used in discontinued operations	(26)	(4,681)
Proceeds from the sale of discontinued operations	337,470	680,105
Net cash used in investing activities	(945,533)	(5,603,746)
Cash flows from financing activities:
Proceeds from the issuance of common stock	143,266	1,060,272
Payment of dividends	(52,038)	(44,129)
Purchase of treasury stock	(258,480)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(495,047)	1,416,071
Proceeds of borrowings (maturities longer than 90 days)	—	1,785,764
Repayments of borrowings (maturities longer than 90 days)	(3,435)	(1,594,573)
Net cash (used in) provided by financing activities	(665,734)	2,623,405
Effect of exchange rate changes on cash and equivalents	274	32,655
Net change in cash and equivalents	1,004,334	(1,148,612)
Beginning balance of cash and equivalents	537,001	1,632,980
Ending balance of cash and equivalents	$1,541,335	$484,368
Supplemental disclosures:
Cash interest payments	$126,862	$108,546
Cash income tax payments (including $41 million and $85 million for the nine month periods ended September 28, 2012 and September 30, 2011, respectively, related to the gain on sale of discontinued operations - refer to Note 3)	$226,185	$367,890
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
In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 2012 and December 31, 2011, and its results of operations for the three and nine months ended September 28, 2012 and September 30, 2011 and its cash flows for the nine months then ended. Refer to Note 3 for a discussion of the impact on the financial statement presentation resulting from the Company’s sale of its Pacific Scientific Aerospace (“PSA”), Accu-Sort (“ASI”) and Kollmorgen Electro-Optical (“KEO”) businesses.
Other Comprehensive Income - The components of other comprehensive income presented on a pre-tax basis and the associated income tax impact for the three and nine month periods ended September 28, 2012 and September 30, 2011 are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign currency translation adjustments	Pension and postretirement plan benefits	Unrealized gain (loss) on available-for- sale securities	Total other comprehensive income (loss)
For the Three Months Ended September 28, 2012:
Before income tax amount	$193.5	$12.7	$37.2	$243.4
Income tax expense	—	(4.6)	(14.0)	(18.6)
Net of income tax amount	$193.5	$8.1	$23.2	$224.8

For the Three Months Ended September 30, 2011:
Before income tax amount	$(490.9)	$7.5	$(95.1)	$(578.5)
Income tax (expense) benefit	—	(2.6)	33.2	30.6
Net of income tax amount	$(490.9)	$4.9	$(61.9)	$(547.9)

For the Nine Months Ended September 28, 2012:
Before income tax amount	$93.4	$33.0	$115.9	$242.3
Income tax expense	—	(12.0)	(43.5)	(55.5)
Net of income tax amount	$93.4	$21.0	$72.4	$186.8

For the Nine Months Ended September 30, 2011:
Before income tax amount	$(125.2)	$22.3	$(54.0)	$(156.9)
Income tax (expense) benefit	—	(7.9)	18.9	11.0
Net of income tax amount	$(125.2)	$14.4	$(35.1)	$(145.9)

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
The following briefly describes the Company’s acquisition activity for the nine months ended September 28, 2012. For a description of the Company’s acquisition activity for the year ended December 31, 2011, reference is made to Note 2 of the financial statements as of and for the year ended December 31, 2011 and the Notes thereto included in the Company’s 2011 Annual Report on Form 10-K.
During the first nine months of 2012, the Company acquired ten businesses for total consideration of $973 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services that complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental, Dental and Test & Measurement segments. The aggregate annual sales of the ten businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, was $405 million. The Company preliminarily recorded an aggregate of $566 million of goodwill related to these acquisitions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 28, 2012 ($ in millions):

Total
Accounts receivable	$63.5
Inventories	36.2
Property, plant and equipment	11.8
Goodwill	566.0
Other intangible assets, primarily trade names, customer relationships and patents	446.3
In-process research and development	58.1
Accounts payable	(28.8)
Other assets and liabilities, net	(180.3)
Net cash consideration	$972.8

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

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$4,416.0	$4,565.8	$13,440.1	$13,567.1
Net earnings from continuing operations	547.8	588.8	1,672.8	1,453.3
Diluted earnings per share from continuing operations	$0.77	$0.83	$2.35	$2.06

NOTE 3. DISCONTINUED OPERATIONS
In January 2012, the Company completed the sale of its ASI business for a sale price of $132 million in cash. In addition, in February 2012, the Company completed the sale of its KEO business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships, and combat and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.
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
The key components of income from discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$—	$72.3	$9.9	$312.2
Operating expenses	—	(59.3)	(11.2)	(266.3)
Allocated interest expense	—	(0.4)	—	(1.6)
Earnings (loss) before income taxes	—	12.6	(1.3)	44.3
Income tax (expense) benefit	—	(4.6)	0.5	(16.2)
Earnings (loss) from discontinued operations	—	8.0	(0.8)	28.1
Gain on sale, net of $55 million and $126 million of related income taxes for the nine month periods ended September 28, 2012 and September 30, 2011, respectively	—	—	93.7	201.7
Earnings from discontinued operations, net of income taxes	$—	$8.0	$92.9	$229.8

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

NOTE 4. GOODWILL
The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during the nine months ended September 28, 2012 ($ in millions):

Balance, December 31, 2011	$14,474.3
Attributable to 2012 acquisitions	566.0
Foreign currency translation & other	16.3
Balance, September 28, 2012	15,056.6

The carrying value of goodwill by segment as of September 28, 2012 and December 31, 2011 is summarized as follows ($ in millions):

Segment	September 28, 2012	December 31, 2011
Test & Measurement	$3,220.7	$3,038.0
Environmental	1,476.0	1,449.2
Life Sciences & Diagnostics	5,859.5	5,842.0
Dental	2,134.6	2,122.1
Industrial Technologies	2,365.8	2,023.0
	$15,056.6	$14,474.3

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company’s most recent annual impairment test was performed as of the first day of the Company’s fiscal fourth quarter of 2011 and no impairment was identified. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units typically decreases as such businesses are integrated into the Company and positioned for improved future earnings growth. In measuring the fair value of its reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions and market place data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2012 and December 31, 2011 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 28, 2012:
Assets:
Available-for-sale securities	$402.9	—	—	$402.9
Liabilities:
Deferred compensation plans	—	$63.4	—	63.4
Currency swap agreement	—	42.4	—	42.4
December 31, 2011:
Assets:
Available-for-sale securities	287.0	—	—	287.0
Liabilities:
Deferred compensation plans	—	58.2	—	58.2
Currency swap agreement	—	53.9	—	53.9

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
In connection with the acquisition of Beckman Coulter in June 2011, the Company acquired an existing currency swap agreement. The agreement requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. As of September 28, 2012, the aggregate Japanese Yen purchase commitment was approximately ¥12.5 billion (approximately $160 million based on exchange rates as of September 28, 2012). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period. During the three and nine months ended September 28, 2012, the Company recorded a pre-tax charge of approximately $2 million and pre-tax income of approximately $6 million, respectively, related to changes in the fair value of this currency swap. During the three and nine months ended September 30, 2011, the Company recorded a pre-tax charge of approximately $7 million related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.

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
The fair values and carrying amounts of financial instruments as of September 28, 2012 and December 31, 2011 were as follows ($ in millions):

	September 28, 2012		December 31, 2011
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$402.9	$402.9	$287.0	$287.0
Liabilities:
Short-term borrowings	55.1	55.1	98.4	98.4
Long-term borrowings	4,659.1	5,320.9	5,206.8	5,790.1
Currency swap agreement	42.4	42.4	53.9	53.9

(1)
Effective January 1, 2012, the Company is required to disclose, on a prospective basis, the level within the fair value hierarchy at which the fair values of the financial instruments are categorized. As of September 28, 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2.

The fair values of available-for-sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs' conversion features. The available-for-sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of short-term borrowings, as well as, cash and cash equivalents, trade accounts receivable, net, and trade accounts payable approximate the carrying amounts due to the short-term maturities of these instruments.

NOTE 6. FINANCING TRANSACTIONS
As of September 28, 2012, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of September 28, 2012 and December 31, 2011 were as follows ($ in millions):

	September 28, 2012	December 31, 2011
U.S. dollar-denominated commercial paper	$537.5	$977.3
4.5% guaranteed Eurobond notes due 2013 (€500 million)	642.4	647.3
Floating rate senior notes due 2013	300.0	300.0
1.3% senior notes due 2014	400.0	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	292.7	379.6
Other	191.6	251.0
Subtotal	4,714.2	5,305.2
Less – currently payable	55.1	98.4
Long-term debt	$4,659.1	$5,206.8

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.
During the nine months ended September 28, 2012, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 3.3 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $28 million was transferred to additional paid-in capital as a result of the conversions.
The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of September 28, 2012, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average interest rate of 0.2% and a weighted average maturity of approximately twenty days. There was no commercial paper outstanding under the Euro commercial paper program as of September 28, 2012. The Company classified its borrowings outstanding under the commercial paper programs as of September 28, 2012, as well as its floating rate senior notes due in June 2013 and its Eurobond notes due in July 2013, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of September 28, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans ($ in millions):

U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$1.3	$5.7	$4.3	$8.9
Interest cost	26.0	28.1	75.8	62.7
Expected return on plan assets	(32.8)	(34.9)	(97.2)	(79.7)
Amortization of actuarial loss	12.7	7.3	31.7	21.9
Net periodic cost	$7.2	$6.2	$14.6	$13.8

Non-U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$5.9	$5.5	$17.5	$11.9
Interest cost	10.7	11.7	32.2	28.1
Expected return on plan assets	(8.1)	(8.5)	(24.4)	(18.9)
Amortization of actuarial loss	1.1	0.8	3.4	2.4
Amortization of prior service costs	(0.1)	(0.1)	(0.3)	(0.2)
Settlement losses (gains) recognized	—	—	0.9	(0.3)
Net periodic cost	$9.5	$9.4	$29.3	$23.0

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$0.3	$0.5	$1.3	$1.1
Interest cost	2.4	3.1	7.8	6.1
Amortization of prior service credits	(1.4)	(1.6)	(4.2)	(4.4)
Amortization of actuarial loss	0.4	1.1	2.4	2.9
Net periodic cost	$1.7	$3.1	$7.3	$5.7

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

On May 11, 2010, the Company's Board of Directors (the "Board") authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company's repurchase program. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.

Pursuant to the stock repurchase program, during the three months ended September 28, 2012, the Company repurchased approximately 5 million shares of Company common stock in open market transactions at a cost of $258 million. At September 28, 2012, the Company had approximately 15 million shares remaining for stock repurchases under the existing Board authorization.
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
For a full description of the Company’s stock-based compensation, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. As of September 28, 2012, approximately 16 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the nine months ended September 28, 2012:

Risk-free interest rate	0.7 – 1.7%
Weighted average volatility	30.4%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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

The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
RSUs and restricted shares:
Pre-tax compensation expense	$16.0	$13.6	$43.2	$34.0
Income tax benefit	(4.9)	(5.1)	(14.1)	(12.7)
RSU and restricted share expense, net of income taxes	$11.1	$8.5	$29.1	$21.3
Stock options:
Pre-tax compensation expense	$13.0	$12.1	$36.2	$37.6
Income tax benefit	(4.0)	(3.6)	(11.0)	(10.9)
Stock option expense, net of income taxes	$9.0	$8.5	$25.2	$26.7
Total stock-based compensation expense:
Pre-tax compensation expense	$29.0	$25.7	$79.4	$71.6
Income tax benefit	(8.9)	(8.7)	(25.1)	(23.6)
Total stock-based compensation expense, net of income taxes	$20.1	$17.0	$54.3	$48.0

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 28, 2012, $145 million of total unrecognized compensation cost related to RSUs and restricted shares is expected to be recognized over a weighted average period of approximately two years. As of September 28, 2012, $141 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans during the nine months ended September 28, 2012 was as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	32,454	$32.98
Granted	3,939	$52.20
Exercised	(5,903)	$25.32
Cancelled / forfeited	(979)	$39.86
Outstanding as of September 28, 2012	29,511	$36.85	6	$540,044
Vested and Expected to Vest as of September 28, 2012 (1)	28,656	$36.56	6	$532,836
Exercisable as of September 28, 2012	16,745	$31.81	4	$390,864

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2012. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended September 28, 2012 and September 30, 2011 was $161 million and $73 million, respectively. Exercise of options during the first nine months of 2012 and 2011 resulted in cash receipts of $146 million and $76 million, respectively. The Company realized a tax benefit of approximately $10 million and $54 million in the three and nine months ended September 28, 2012, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital. Excess tax benefits related to all equity awards are reflected as financing cash inflows in the accompanying Consolidated Condensed Statements of Cash Flows.
The following table summarizes information on unvested RSUs and restricted shares activity during the nine months ended September 28, 2012:

	Number of RSUs / Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	5,979	$37.72
Granted	1,639	$52.15
Vested	(1,553)	$33.26
Forfeited	(393)	$39.45
Unvested as of September 28, 2012	5,672	$42.99
The Company realized a tax benefit of approximately $6 million and $28 million in the three and nine months ended September 28, 2012, respectively, related to the vesting of RSUs. The excess tax benefits attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital.
In connection with the exercise of certain stock options and the vesting of RSUs and restricted shares previously issued by the Company, a number of shares sufficient to fund minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first nine months of 2012, approximately 1 million shares with an aggregate value of approximately $62 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

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
Substantially all restructuring activities initiated in 2011 were completed by December 31, 2011. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2012. The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2011 actions ($ in millions):

	Balance as of	Paid/	Balance as of
	December 31, 2011	Settled	September 28, 2012
Restructuring Charges:
Employee severance and related	$116.7	$(96.0)	$20.7
Facility exit and related	7.5	(5.8)	1.7
	$124.2	$(101.8)	$22.4

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
The following is a rollforward of the Company’s accrued warranty liability for the nine months ended September 28, 2012 ($ in millions):

Balance, December 31, 2011	$136.9
Accruals for warranties issued during the period	93.3
Settlements made	(98.3)
Additions due to acquisitions	2.2
Effect of foreign currency translation	0.1
Balance, September 28, 2012	$134.2

NOTE 11. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and nine months ended September 28, 2012, approximately 2 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, approximately 3 million and 2 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 28, 2012:
Basic EPS	$548.7	695.2	$0.79
Adjustment for interest on convertible debentures	1.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.4
Incremental shares from assumed conversion of the convertible debentures	—	10.3
Diluted EPS	$550.1	713.9	$0.77
For the Three Months Ended September 30, 2011:
Basic EPS	$515.4	687.3	$0.75
Adjustment for interest on convertible debentures	1.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.4
Incremental shares from assumed conversion of the convertible debentures	—	13.7
Diluted EPS	$517.0	710.4	$0.73

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Nine Months Ended September 28, 2012:
Basic EPS	$1,668.9	694.1	$2.40
Adjustment for interest on convertible debentures	4.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.9
Incremental shares from assumed conversion of the convertible debentures	—	10.3
Diluted EPS	$1,673.3	714.3	$2.34
For the Nine Months Ended September 30, 2011:
Basic EPS	$1,371.7	672.0	$2.04
Adjustment for interest on convertible debentures	5.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	12.1
Incremental shares from assumed conversion of the convertible debentures	—	13.7
Diluted EPS	$1,377.1	697.8	$1.97

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
Segment results are shown below ($ in millions):

Sales
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Test & Measurement	$814.5	$856.7	$2,517.3	$2,535.4
Environmental	754.4	734.6	2,212.9	2,133.2
Life Sciences & Diagnostics	1,518.1	1,567.4	4,647.4	2,898.8
Dental	488.9	492.6	1,452.4	1,460.8
Industrial Technologies	839.6	794.5	2,455.2	2,345.7
	$4,415.5	$4,445.8	$13,285.2	$11,373.9

Operating Profit
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Test & Measurement	$163.6	$205.2	$539.4	$567.6
Environmental	162.4	158.5	456.6	445.8
Life Sciences & Diagnostics	185.6	52.1	599.4	177.0
Dental	76.0	71.5	206.5	176.0
Industrial Technologies	183.5	174.3	531.6	514.5
Equity method earnings of Apex joint venture	18.5	16.0	50.9	44.9
Other	(33.8)	(34.4)	(82.4)	(87.8)
	$755.8	$643.2	$2,302.0	$1,838.0

NOTE 13. SUBSEQUENT EVENT
In 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company's hand tool businesses with Cooper's Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company owns a 50% interest in Apex. In October 2012, the Company and Cooper signed a definitive agreement to sell Apex for approximately $1.6 billion. The Company expects to realize after-tax net proceeds of approximately $650 million from the sale. The closing of the sale is subject to customary conditions, including regulatory approvals. The parties currently expect that the transaction will close in the first half of 2013.

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2011 and Notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Deterioration of, or instability in, the global economy and financial markets, including in Europe, may adversely affect our business and financial statements.

•	The restructuring actions that we have taken to reduce costs could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•	We face intense competition and if we are unable to compete effectively, we may experience decreased demand and market share and price reductions for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including our continuing integration of Beckman Coulter, Inc. (“Beckman Coulter”) which we acquired in June 2011, could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

•	Divestitures could negatively impact our business and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•	Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and

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

See Part I – Item 1A of the Company’s 2011 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services resulted in aggregate year-over-year sales growth from existing businesses during the third quarter of 2012 driven by the Company’s previous and continuing investments in sales growth initiatives and the other business-specific factors discussed below. The overall year-over-year decline in reported sales is largely due to the impact of currency translation. Geographically, year-over-year sales growth rates during the third quarter of 2012 were led primarily by the emerging markets, primarily China, Latin America and the Middle East. Sales in the United States were down slightly and sales in Western Europe contracted at a mid-single digit rate during the quarter. In light of the uncertainties in the macro-economic environment and consistent with the Company's approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, on July 18, 2012, Danaher's Board of Directors committed to a plan to implement cost reductions in the Company's businesses. The plan, which is expected to be substantially completed by December 31, 2012, is expected to result in pre-tax charges of approximately $120 million, the majority of which are expected to be incurred in the fourth quarter of 2012. The charges, all of which are expected to result in cash expenditure, are expected to include both employee-related costs as well as other termination and exit costs.
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
Acquisitions and Divestitures
During the first nine months of 2012, the Company acquired ten businesses for total consideration of $973 million in cash, net of cash acquired. The businesses acquired manufacture and distribute products and/or provide services that complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental, Dental and Test & Measurement segments. The aggregate annual sales of the ten businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $405 million.
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
Pending Sale of Investment in Joint Venture
In 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company's hand tool businesses with Cooper's Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company owns a 50% interest in Apex. In October 2012, the Company and Cooper signed a definitive agreement to sell Apex for approximately $1.6 billion. The Company expects to realize after-tax net proceeds of approximately $650 million from the sale. The closing of the sale is subject to customary conditions, including regulatory approvals. The parties currently expect that the transaction will close in the first half of 2013.
Currency Exchange Rates
On average, the U.S. dollar was stronger against other major currencies during the three and nine month periods ended September 28, 2012 as compared to the comparable periods of 2011. As a result, currency exchange rates negatively impacted reported sales for the three and nine month periods by approximately 3.0% and 2.5%, respectively, as compared to the comparable periods of 2011. If the currency exchange rates in effect as of September 28, 2012 were to prevail throughout the remainder of 2012, currency exchange rates would result in the reduction of the Company’s estimated 2012 revenues by approximately 2.0% on a year-over-year basis. Further strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales for the remainder of the year. Weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales on an overall basis.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended September 28, 2012 declined 0.5% compared to the three months ended September 30, 2011. Sales from existing businesses contributed 1.0% growth and sales from acquired businesses contributed 1.5% growth on a year-over-year basis. Currency translation reduced reported sales by 3.0% on a year-over-year basis.
Consolidated sales for the nine months ended September 28, 2012 increased 17.0% compared to the nine months ended September 30, 2011. Sales from existing businesses contributed 2.0% growth and sales from acquired businesses contributed 17.5% growth on a year-over-year basis. Currency translation reduced reported sales by 2.5% on a year-over-year basis.
In this report, references to sales from existing businesses refers to sales calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the impact from the divestiture of a product line, the sales from which (prior to the divestiture) were included in sales from acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and related items because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Operating profit margins were 17.1% for the three months ended September 28, 2012 compared to 14.5% in the comparable period of 2011. Year-over-year operating profit margin comparisons benefited 100 basis points from the favorable impact of incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, acquisition related charges recorded in 2011 associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 210 basis points. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 50 basis points and partially offset these positive factors.

Operating profit margins were 17.3% for the nine months ended September 28, 2012 compared to 16.2% in the comparable period of 2011. Year-over-year operating profit margin comparisons benefited 90 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, acquisition related charges recorded in 2011 associated with the Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 125 basis points. During the nine months ended September 28, 2012, the Company also recognized a gain relating to the resolution of contingencies with respect to a prior disposition of assets which favorably impacted operating profit margin comparisons by 10 basis points. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 115 basis points and partially offset these positive factors.
Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Test & Measurement	$814.5	$856.7	$2,517.3	$2,535.4
Environmental	754.4	734.6	2,212.9	2,133.2
Life Sciences & Diagnostics	1,518.1	1,567.4	4,647.4	2,898.8
Dental	488.9	492.6	1,452.4	1,460.8
Industrial Technologies	839.6	794.5	2,455.2	2,345.7
Total	$4,415.5	$4,445.8	$13,285.2	$11,373.9

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$814.5	$856.7	$2,517.3	$2,535.4
Operating profit	163.6	205.2	539.4	567.6
Depreciation and amortization	33.9	31.8	97.3	94.9
Operating profit as a % of sales	20.1%	24.0%	21.4%	22.4%
Depreciation and amortization as a % of sales	4.2%	3.7%	3.9%	3.7%

Components of Sales Change	% Change Three Months Ended September 28, 2012 vs. Comparable 2011 Period	% Change Nine Months Ended September 28, 2012 vs. Comparable 2011 Period
Existing businesses	(6.5)%	(1.0)%
Acquisitions	3.0%	2.0%
Currency exchange rates	(1.5)%	(1.5)%
Total	(5.0)%	(0.5)%

Year-over-year price increases in the segment had a negligible impact on sales during the three and nine month periods ended September 28, 2012.
Sales in the segment’s instrument businesses declined at a low-double digit rate during the three months ended September 28, 2012 and declined at a high-single digit rate during the nine month period, in each case as compared to the comparable period of 2011, as lower demand for most product categories more than offset modest sales increases of service solutions. Instrument demand was weak in all major geographies.
Sales in the segment’s communications businesses grew at a mid-single digit rate during the three month period and grew at a low-double digit rate during the nine month period, in each case on a year-over-year basis, primarily in North America and due largely to strong demand for network management solutions and, to a lesser extent, core network enterprise solutions. Robust global demand for network security and analysis solutions during the nine month period also contributed to sales growth. Sales of existing communications business' products and services are expected to decline on a year-over-year basis for the fourth quarter of 2012 in large part due to a difficult prior year comparison.
Operating profit margins declined 390 basis points during the three months ended September 28, 2012 as compared to the comparable period of 2011. Year-over-year operating profit margin comparisons were adversely impacted by 320 basis points as lower instrument sales volumes more than offset the favorable impacts of increased sales volumes of higher operating profit margin communication business products and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments also adversely impacted year-over-year operating profit margin comparisons. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 70 basis points.
Operating profit margins declined 100 basis points during the nine months ended September 28, 2012 as compared to the comparable period of 2011. Year-over-year operating profit margin comparisons were adversely impacted by 80 basis points as lower instrument sales volumes more than offset the favorable impacts of increased sales volumes of higher operating profit margin communication business products and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments also adversely impacted year-over-year operating profit margin comparisons. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 20 basis points.

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

Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$754.4	$734.6	$2,212.9	$2,133.2
Operating profit	162.4	158.5	456.6	445.8
Depreciation and amortization	12.4	11.5	35.7	34.2
Operating profit as a % of sales	21.5%	21.6%	20.6%	20.9%
Depreciation and amortization as a % of sales	1.6%	1.6%	1.6%	1.6%

Components of Sales Change	% Change Three Months Ended September 28, 2012 vs. Comparable 2011 Period	% Change Nine Months Ended September 28, 2012 vs. Comparable 2011 Period
Existing businesses	3.5%	4.0%
Acquisitions	2.5%	2.0%
Currency exchange rates	(3.5)%	(2.5)%
Total	2.5%	3.5%

Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and nine month periods and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a low-single digit rate during the three months ended September 28, 2012 and grew at a mid-single digit rate during the nine month period, in each case as compared to the comparable period of 2011. Sales growth in both periods was driven by increased demand for the businesses’ laboratory and process instruments and consumables in European municipal markets as well as North American industrial markets. Increased demand in China also contributed to sales growth during the three month period. Sales in the business’ chemical treatment solutions product line also grew on a year-over-year basis for both the three and nine month periods primarily due to the addition of new customers in the U.S. market, and to a lesser extent, continued international expansion. Sales in the business’ ultraviolet water disinfection product line declined during both the three and nine month periods on a year-over-year basis, due primarily to lower 2012 demand from municipal end markets.
Sales from existing businesses in the segment’s retail petroleum equipment businesses grew at a low-single digit rate during the three months ended September 28, 2012 and grew at a mid-single digit rate during the nine month period, in each case as compared to the comparable period of 2011. Increased demand for the business’ dispensing equipment and associated services primarily drove the year-over-year sales growth during both periods. Demand for most major product categories was strong in emerging markets. Sales growth during the third quarter of 2012 was adversely impacted by lower year-over-year sales of environmental monitoring solutions in large part due to a difficult prior year comparison.
Operating profit margins declined 10 basis points during the three months ended September 28, 2012 as compared to the comparable period of 2011. The dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 80 basis points. Year-over-year operating profit margin comparisons benefited 70 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments partially offset these favorable impacts.
Operating profit margins declined 30 basis points during the nine months ended September 28, 2012 as compared to the comparable period of 2011. The dilutive effect of acquisitions adversely impacted year-over-year operating profit margin comparisons by 70 basis points. Year-over-year operating profit margin comparisons benefited 40 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011. Incremental year-over-year costs associated with various sales, marketing and product development growth investments partially offset these favorable impacts.

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$1,518.1	$1,567.4	$4,647.4	$2,898.8
Operating profit	185.6	52.1	599.4	177.0
Depreciation and amortization	117.4	123.4	354.5	179.2
Operating profit as a % of sales	12.2%	3.3%	12.9%	6.1%
Depreciation and amortization as a % of sales	7.7%	7.9%	7.6%	6.2%

Components of Sales Change	% Change Three Months Ended September 28, 2012 vs. Comparable 2011 Period	% Change Nine Months Ended September 28, 2012 vs. Comparable 2011 Period
Existing businesses	2.5%	3.0%
Acquisitions/divestitures	(2.5)%	60.0%
Currency exchange rates	(3.0)%	(2.5)%
Total	(3.0)%	60.5%

Year-over-year price increases in the segment had a negligible impact on sales during both the three and nine months ended September 28, 2012.
The significant growth related to acquisitions for the nine month period ended September 28, 2012 was primarily attributable to the acquisition of Beckman Coulter in June 2011. The decrease in sales associated with acquisitions for the three month period is a result of the divestiture of certain Beckman Coulter product lines, the sales from which (prior to the divestiture) were included in sales from acquired businesses. Given the insignificance of these product line sales to the segment's results of operations, prior year information was not restated to reflect these divestitures as discontinued operations.
Sales from existing businesses in the segment’s diagnostics business grew at a mid-single digit rate during both the three and nine months ended September 28, 2012 as compared to the comparable periods of 2011 due to increased demand in the clinical, acute care and pathology diagnostic businesses. Strong sales of consumables and automation hardware in the clinical diagnostic business in both the emerging markets and developed Asian economies more than offset weaker sales performance in North America and Europe. In the acute care diagnostic business, sales grew due to continued strong global consumable sales related to the business’ installed base of instrumentation as well as robust demand for compact blood gas analyzers. Increased demand for the business’ cardiac care instruments, particularly in China, also contributed to year-over-year sales growth in both periods. Increased demand, primarily in North America and emerging markets, for advanced staining consumables, and to a lesser extent histology systems, drove the majority of year-over-year sales growth in the pathology diagnostics business.
Sales from existing businesses in the segment’s life sciences businesses declined at a low-single digit rate during the three months ended September 28, 2012 and were essentially flat during the nine month period, in each case as compared to the comparable periods of 2011. The sales decline during the three month period was largely the result of lower year-over-year microscopy product sales due to soft demand in the industrial and medical end markets, primarily in North America and Europe. Sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during both periods as sales growth in the applied and clinical research markets was partially offset by sales declines in the pharmaceutical and academic research markets. Sales growth in the mass spectrometry business was strong in China and other emerging markets during both periods.

Operating profit margins increased 890 basis points during the three months ended September 28, 2012 as compared to the comparable period of 2011. Acquisition related charges associated with the second quarter 2011 Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 590 basis points. Year-over-year operating profit margin comparisons benefited 320 basis points from the favorable impact of incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of the impact of the incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 20 basis points. The Company expects to continue to realize significant cost synergies through the application of the Danaher Business System to Beckman Coulter and combining the purchasing power of the Company and Beckman Coulter.
Operating profit margins increased 680 basis points during the nine months ended September 28, 2012 as compared to the comparable period of 2011. Acquisition related charges associated with the second quarter 2011 Beckman Coulter acquisition, including transaction costs, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 510 basis points. Higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of the impact of incremental year-over-year costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 220 basis points. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 50 basis points.
Depreciation and amortization as a percentage of sales increased during the nine month period primarily as a result of the inclusion of Beckman Coulter for nine months in the current year as compared to three months in the prior year comparable period. Depreciation and amortization expense in the segment in future periods is expected to continue to be higher than the segment’s historical depreciation and amortization expense levels for these same reasons.

DENTAL
The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$488.9	$492.6	$1,452.4	$1,460.8
Operating profit	76.0	71.5	206.5	176.0
Depreciation and amortization	23.4	23.4	69.0	70.2
Operating profit as a % of sales	15.5%	14.5%	14.2%	12.0%
Depreciation and amortization as a % of sales	4.8%	4.8%	4.8%	4.8%

Components of Sales Change	% Change Three Months Ended September 28, 2012 vs. Comparable 2011 Period	% Change Nine Months Ended September 28, 2012 vs. Comparable 2011 Period
Existing businesses	3.0%	3.0%
Acquisitions	0.5%	—%
Currency exchange rates	(4.5)%	(3.5)%
Total	(1.0)%	(0.5)%
Year-over-year price increases in the segment had a negligible impact on sales during both the three and nine months ended September 28, 2012.

Sales from existing businesses in the segment’s dental consumables businesses grew at a low-single digit rate during both the three and nine months ended September 28, 2012 as compared to the comparable periods of 2011, primarily as a result of increased sales of general dentistry consumables and orthodontic products. Dental consumables sales grew in all major geographies during both periods, with particularly strong orthodontic product sales in Europe during the three month period. Sales from existing businesses in the segment’s dental equipment business grew at a low-single digit rate on a year-over-year basis in both periods. During the third quarter of 2012, sales grew as a result of increased demand for treatment units and associated equipment as well as higher year-over-year sales of instruments. The sales increases of treatment units and associated equipment were primarily driven by demand in emerging markets, while the lower sales of imaging products primarily occurred in Europe. During the nine month period, sales increased in all major product categories on a year-over-year basis as increased demand in North America and emerging markets more than offset lower demand in Europe.
Operating profit margins increased 100 basis points during the three months ended September 28, 2012 as compared to the comparable period of 2011. Higher operating profit margins from additional sales volume in addition to incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 90 basis points on a year-over-year basis. In addition, net higher overall operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 10 basis points.
Operating profit margins increased 220 basis points during the nine months ended September 28, 2012 as compared to the comparable period of 2011. Higher operating profit margins from additional sales volume in addition to incremental year-over-year cost savings associated with continuing productivity improvement initiatives including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 210 basis points on a year-over-year basis. In addition, net higher overall operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 10 basis points.

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
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$839.6	$794.5	$2,455.2	$2,345.7
Operating profit	183.5	174.3	531.6	514.5
Depreciation and amortization	21.7	17.3	58.5	48.9
Operating profit as a % of sales	21.8%	21.9%	21.7%	21.9%
Depreciation and amortization as a % of sales	2.6%	2.2%	2.4%	2.1%

Components of Sales Change	% Change Three Months Ended September 28, 2012 vs. Comparable 2011 Period	% Change Nine Months Ended September 28, 2012 vs. Comparable 2011 Period
Existing businesses	1.5%	1.0%
Acquisitions	7.0%	6.0%
Currency exchange rates	(3.0)%	(2.5)%
Total	5.5%	4.5%

Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and nine months ended September 28, 2012 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a low-double digit rate during the three months ended September 28, 2012 and grew at a mid-single digit rate during the nine month period, in each case as compared to the comparable period of 2011, due primarily to continued demand for marking and coding equipment and related consumables. Increased year-over-year demand for the business' integrated packaging solutions product lines also contributed to the existing business' sales growth in the three and nine month periods ended September 28, 2012. Sales grew in most major geographies with particular strength in North America. The Company's acquisition of X-Rite, Incorporated, a global leader in color measurement technology, in the second quarter of 2012 expands the product identification business into a new, adjacent market and has broadened the sales and earnings growth opportunities for the business by expanding the business' product line diversity as well as through the potential acquisition of complementary businesses.
Sales from existing businesses in the segment’s motion businesses declined at a high-single digit rate during both the three and nine months ended September 28, 2012 as compared to the comparable periods of 2011 due to continued soft demand in the majority of end markets served, particularly technology-related end markets. Year-over-year sales declines in industrial automation and engineered solutions during both periods were partially offset by modest sales increases in defense end-markets.
Sales from existing businesses in the segment’s other businesses collectively declined at a low-single digit rate during the three months ended September 28, 2012 and grew at a low-single digit rate during the nine month period, in each case as compared to the comparable period of 2011. Sales declined in the three month period primarily as a result of lower demand in the segment's engine retarder business. Sales in the segment's sensors and controls businesses were essentially flat in both periods.
Operating profit margins declined 10 basis points during the three months ended September 28, 2012 as compared to the comparable period of 2011. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 130 basis points. Slightly higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 120 basis points on a year-over-year basis.
Operating profit margins declined 20 basis points during the nine months ended September 28, 2012 as compared to the comparable period of 2011. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 100 basis points. Slightly higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in the fourth quarter of 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 80 basis points on a year-over-year basis.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$4,415.5	$4,445.8	$13,285.2	$11,373.9
Cost of sales	(2,137.5)	(2,262.7)	(6,416.2)	(5,524.4)
Gross profit	2,278.0	2,183.1	6,869.0	5,849.5
Gross profit margin	51.6%	49.1%	51.7%	51.4%

Gross profit margins increased 250 basis points and 30 basis points on a year-over-year basis for the three and nine month periods ended September 28, 2012, respectively. Year-over-year gross profit margin comparisons for the three month period were favorably impacted by 215 basis points as a result of acquisition related charges recorded in the 2011 comparable period associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of Beckman Coulter in June 2011. In addition, the gross profit margin for the three month period reflects the benefit of incremental year-over-year cost savings associated with fourth quarter 2011 restructuring activities and continued productivity improvements. The favorable impacts to gross operating profit margin comparisons during the three month period were partially offset by slightly lower year-over-year reported sales. Year-over-year gross profit margin comparisons for the nine month period were favorably impacted by higher year-over-year sales volumes, incremental year-over-year cost savings associated with fourth quarter 2011 restructuring activities, continued productivity improvements as well as the acquisition related charges referenced above. The favorable impacts to gross operating profit margin comparisons during the nine month period were partially offset by the acquisition of Beckman Coulter which has lower gross profit margins than the Company’s other businesses and impact the entire 2012 period compared to only the period subsequent to acquisition in 2011.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$4,415.5	$4,445.8	$13,285.2	$11,373.9
Selling, general and administrative expenses	1,251.2	1,268.4	3,774.7	3,320.0
Research and development expenses	289.5	287.5	843.2	736.4
SG&A as a % of sales	28.3%	28.5%	28.4%	29.2%
R&D as a % of sales	6.6%	6.5%	6.3%	6.5%

Selling, general and administrative expenses as a percentage of sales decreased 20 basis points and 80 basis points on a year-over-year basis for the three and nine months ended September 28, 2012, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the three month period reflects the benefit of incremental year-over-year cost savings associated with fourth quarter 2011 restructuring activities and continued productivity improvements. Slightly lower year-over-year reported sales and incremental year-over-year investments in the Company’s sales and marketing growth investments partially offset these benefits in the three month period. During the nine month period, increased leverage of the Company’s cost base resulting from higher sales and incremental year-over-year cost savings associated with fourth quarter 2011 restructuring activities were partially offset by incremental year-over-year investments in the Company’s sales and marketing growth investments. In addition, change in control payments to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition in June 2011, as well as associated restructuring and integration charges, favorably impacted the year-over-year comparisons in both the three and nine month periods.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) increased approximately $2 million and $107 million on a year-over-year basis for the three and nine months ended September 28, 2012, respectively. The increase in expense is primarily attributable to research and development expenditures associated with acquired businesses, primarily Beckman Coulter, as well as incremental year-over-year investment in the Company’s new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 of the Consolidated Condensed Financial Statements.
Interest expense of $39 million for the three months ended September 28, 2012 was approximately $3 million lower than in the comparable period of 2011. Interest expense of $117 million for the nine months ended September 28, 2012 was approximately $12 million higher than in the comparable period of 2011. The increase in interest expense for the nine month period results primarily from the additional debt incurred during the second quarter of 2011 in connection with the Beckman Coulter acquisition. The decrease in interest expense for the three month period is primarily due to the Company retiring substantially all of Beckman Coulter's notes during the third quarter of 2011.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and nine months ended September 28, 2012 was 23.5% and 23.7%, respectively, as compared to 9.3% and 19.6% for the three and nine months ended September 30, 2011, respectively. The effective tax rates in 2012 and 2011 are lower than the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rates in 2011 were also lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolutions of certain international and domestic tax positions and the lapse of statutes of limitations.
The effective tax rate from continuing operations for the last quarter of 2012 is forecasted to be approximately 24% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.”

The projection of mix of earnings by jurisdiction could fluctuate during the fourth quarter of 2012. In addition, the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes may change in future periods.

INFLATION
The effect of inflation on the Company’s operations was not significant in the three months ended September 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Following is an overview of the Company’s cash flows and liquidity as of and for the nine months ended September 28, 2012:
Overview of Cash Flows and Liquidity

($ in millions)	Nine Months Ended
	September 28, 2012	September 30, 2011
Total operating cash flows from continuing operations	$2,671.3	$1,915.8
Payments for additions to property, plant and equipment	(333.4)	(214.8)
Cash paid for acquisitions	(972.8)	(6,087.1)
Proceeds from the sale of discontinued operations	337.5	680.1
Other sources, net	23.2	18.0
Net cash used in investing activities	(945.5)	(5,603.8)
Proceeds from the issuance of common stock	143.2	1,060.3
Purchase of treasury stock	(258.5)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(495.0)	1,416.0
Proceeds of borrowings (maturities longer than 90 days)	—	1,785.8
Repayments of borrowings (maturities longer than 90 days)	(3.4)	(1,594.6)
Payment of dividends	(52.0)	(44.1)
Net cash (used in) provided by financing activities	(665.7)	2,623.4

•
Operating cash flows from continuing operations, a key source of the Company’s liquidity, increased $755 million, or 39%, during the first nine months of 2012 as compared to the first nine months of 2011.

•
Cash paid for acquisitions constituted the most significant use of cash during the first nine months of 2012. The Company acquired ten businesses during the first nine months of 2012 for total consideration (net of cash acquired) of $973 million.

•
In January 2012, the Company completed the sale of its ASI business and, in February 2012, the Company completed the sale of its KEO business. Aggregate cash proceeds in the first nine months of 2012 in connection with the completed sales were $337 million.

•	The Company repurchased approximately 5 million shares of Company common stock in open market transactions at a cost of $258 million.

•	The Company repaid $495 million of borrowings in the nine month period primarily related to commercial paper borrowings.

•	The Company’s 2011 restructuring activities used $102 million in cash during the first nine months of 2012.

•	As of September 28, 2012, the Company held $1.5 billion of cash and cash equivalents.

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
Operating cash flows from continuing operations were $2.7 billion for the first nine months of 2012, an increase of $755 million, or 39% as compared to the comparable period of 2011. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•	Earnings from continuing operations increased by $297 million in the first nine months of 2012 as compared to the first nine months of 2011.

•
Earnings for the first nine months of 2012 reflected an increase of $189 million of depreciation and amortization expense as compared to the comparable period of 2011. The increase in amortization expense primarily relates to the amortization of intangible assets acquired in connection with the Beckman Coulter acquisition. The increase in depreciation expense results from the fact that a majority of the Beckman Coulter customers enter into operating-type lease arrangements for the use of the business’ instrumentation and each new operating-type lease arrangement entered into increases the Company’s depreciable assets. The increased depreciation and amortization expense decreases earnings without a corresponding impact to operating cash flow.

•
The aggregate of trade accounts receivable, inventory and trade accounts payable provided $119 million in operating cash flows during the first nine months of 2012, compared to the comparable period of 2011 during which these items provided $42 million in operating cash flows. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventory and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials to the collection of cash from its customers.

•	Cash income tax payments from continuing operations was approximately $100 million lower during the first nine months of 2012 as compared to the first nine months of 2011.
In addition, in connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During the first nine months of 2012, the Company paid $102 million related to these restructuring activities.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $946 million during the first nine months of 2012 compared to approximately $5.6 billion of net cash used in the first nine months of 2011. For a discussion of the Company’s acquisitions during the first nine months of 2012 and the divestiture of the ASI and KEO businesses, refer to “—Overview – Acquisitions and Divestitures.”
The year-over-year increase in capital expenditures for property, plant and equipment in 2012 is primarily due to the acquisition of Beckman Coulter in the second quarter of 2011 and the associated capitalization of instruments subject to operating-type leases through customer arrangements entered into in the first nine months of 2012. In 2012, the Company expects capital spending to approximate $500 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, repurchases of the Company's common stock and payments of dividends to shareholders. Financing activities used cash of $666 million during the first nine months of 2012 compared to approximately $2.6 billion provided during the first nine months of 2011. The cash used during the first nine months of 2012 was due primarily to repurchases of the Company's common stock and the net repayment of commercial paper borrowings. The cash provided during the first nine months of 2011 was primarily related to net proceeds received by the Company to partially finance the acquisition of Beckman Coulter and consisted of (1) $966 million received from the underwritten public offering of the Company's common stock on June 21, 2011, (2) approximately $1.8 billion received from the underwritten public offering of senior unsecured notes on June 23, 2011, and (3) proceeds received from the sale of additional commercial paper under the Company’s U.S. commercial paper program.
For a description of the Company’s outstanding debt as of September 28, 2012, refer to Note 6 of the Consolidated Condensed Financial Statements. As of September 28, 2012, the Company was in compliance with all of its debt covenants.
The Company primarily satisfies any short-term liquidity needs that are not met through operating cash flow and available cash through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of September 28, 2012, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average maturity of approximately 20 days. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. There was no commercial paper outstanding under the Euro commercial paper program as of September 28, 2012.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of September 28, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

In May 2012, the Company filed a “well-known seasoned issuer” shelf registration statement on Form S-3 to register an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use the net proceeds from future securities sales off this shelf for general corporate purposes. These purposes may include, but are not limited to, reduction or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends, and working capital. The May 2012 shelf registration statement replaced the shelf registration statement that was filed in May 2009 and expired in May 2012.

On May 11, 2010, the Company's Board of Directors (the "Board") authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. For additional details regarding this stock repurchase authorization, please see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II - Item 1A of this Quarterly Report on Form 10-Q.

Pursuant to the stock repurchase program, during the three months ended September 28, 2012, the Company repurchased approximately 5 million shares of Company common stock in open market transactions at a cost of $258 million. At September 28, 2012, the Company had approximately 15 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any further repurchases using the Company's available cash balance or proceeds from the issuance of commercial paper.
Aggregate cash payments for dividends during the first nine months of 2012 were $52 million. In addition, the Company declared a regular quarterly dividend of $0.025 per share payable on October 26, 2012 to holders of record on September 28, 2012.
Cash and Cash Requirements
As of September 28, 2012, the Company held approximately $1.5 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with an original maturity of 90 days or less with an approximate weighted average annual interest rate of 0.2%. Of this amount, $574 million was held within the United States and $967 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. The Company may also from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to United States federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for

United States income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of United States income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of September 28, 2012, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2012, the Company’s cash contribution requirements for its U.S. defined benefit pension plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be $50 million for 2012, although the ultimate amounts to be contributed to the U.S. and non-U.S. plans depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING POLICIES
There were no material changes during the quarter ended September 28, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended September 28, 2012 to this information reported in the Company’s 2011 Annual Report on Form 10-K.

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

ITEM 5. OTHER INFORMATION
On October 17, 2012, the Company and H. Lawrence Culp, Jr., the Company's President and Chief Executive Officer, executed an amendment to Mr. Culp's employment agreement to eliminate Mr. Culp's right to receive tax gross-up payments upon a change of control of the Company. A copy of the employment agreement as so amended is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 1A of Danaher’s 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended September 28, 2012 to the aforementioned risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company's repurchases of its equity securities during the third quarter of 2012 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (1)
June 30, 2012 - July 29, 2012	1,982,827	$50.74	1,982,827	18,017,173
July 30, 2012 - August 29, 2012	2,062,182	$52.54	2,062,182	15,954,991
August 30, 2012 - September 28, 2012	932,301	$53.13	932,301	15,022,690
Total	4,977,310	$51.93	4,977,310

(1)
On May 1, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company's repurchase program. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.

During the third quarter of 2012, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 496,834 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion of LYONs to common stock does not impact the Company’s diluted earnings per share as the LYONs are considered a dilutive security in all periods presented.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.2	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and amended as of January 1, 2009 and October 17, 2012.

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	See Note 11, “Net Earnings Per Share from Continuing Operations”, to our Consolidated Condensed Financial Statements.

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 28, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended September 28, 2012 and September 30, 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 28, 2012 and September 30, 2011, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended September 28, 2012, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 28, 2012 and September 30, 2011, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	October 17, 2012	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	October 17, 2012	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer