Form 10-K
period 2012-12-31
DANAHER CORP /DE/
filed 2013-02-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-8089
 ____________________________________
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
As of February 11, 2013, the number of shares of Registrant’s common stock outstanding was 690,246,149. The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2012 was $30.1 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.
EXHIBIT INDEX APPEARS ON PAGE 111
 ____________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2013 Proxy Statement specifically incorporated herein by reference, the 2013 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents filed with or furnished by us to the SEC, in our press releases, webcasts, conference calls and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated impact from and outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

PART I

ITEM 1. BUSINESS
General
Danaher Corporation designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. Our research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries. Our business consists of five segments: Test & Measurement; Environmental; Life Sciences & Diagnostics; Dental and Industrial Technologies. We strive to create shareholder value through:

•	delivering sales growth, excluding the impact of acquired businesses, in excess of the overall market growth for the types of products and services we provide;

•	upper quartile financial performance compared to our peer companies; and

•	upper quartile cash flow generation from operations compared to our peer companies.
To accomplish these goals, we use a set of lean, leadership, and growth tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in the critical areas of quality, delivery, cost and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives relating to idea generation, product development and commercialization, global sourcing of materials and services, manufacturing improvement and sales and marketing.
To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. Given the rapid pace of technological development and the specialized expertise typical of our served markets, acquisitions also provide us important access to new technologies and domain expertise. We believe there are many acquisition opportunities available within our targeted markets. The extent to which we make and effectively integrate appropriate acquisitions will affect our overall growth and operating results. We also continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.

Danaher Corporation, originally DMG, Inc., was organized in 1969 as a Massachusetts real estate investment trust. In 1978 it was reorganized as a Florida corporation under the name Diversified Mortgage Investors, Inc. which in a second reorganization in 1980 became a subsidiary of a newly created holding company named DMG, Inc. DMG, Inc. adopted the name Danaher in 1984 and was reincorporated as a Delaware corporation in 1986. In this Annual Report, the terms “Danaher” or the “Company” refer to either Danaher Corporation or to Danaher Corporation and its consolidated subsidiaries, as the context requires.
Sales in 2012 by geographic destination were: North America, 46% (including 43% in the United States); Europe, 26%; Asia/Australia, 21% and all other regions, 7%. For additional information regarding sales by geography, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.
Reportable Segments
The table below describes the percentage of our total annual revenues attributable to each of our five segments (and to the businesses we contributed to the Apex joint venture, as described below) over each of the last three years. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.

	For the Years Ended December 31
	2012	2011	2010
Test & Measurement	19%	21%	23%
Environmental	17%	18%	22%
Life Sciences & Diagnostics	35%	29%	18%
Dental	11%	13%	15%
Industrial Technologies	18%	19%	20%
Businesses contributed to the Apex joint venture	—	—	2%

TEST & MEASUREMENT
Our Test & Measurement segment is a leading global provider of electronic measurement instruments and monitoring, management and optimization tools for communications and enterprise networks and related services. The segment’s products are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and install network equipment; and service providers who implement, maintain and manage communications networks and services. Sales for this segment in 2012 by geographic destination were: North America, 54%; Europe, 18%; Asia/Australia, 21% and all other regions, 7%.
We established our Test & Measurement business in 1998 through the acquisition of Fluke Corporation, and have expanded the business through numerous subsequent acquisitions, including the acquisition of Tektronix, Inc. in 2007 and Keithley Instruments, Inc. in 2010. Our Test & Measurement segment consists of the following lines of business.
Instruments

•
Professional test tools. Our instruments business designs, manufactures, and markets a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals.

•
General purpose test instruments. Our instruments business also offers general purpose test products and video test, measurement and monitoring products used in electronic design, manufacturing and advanced technology development.

◦
The business’ general purpose test products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers, are used to capture, display and analyze streams of electrical data. We sell these products into a variety of industries with significant electronic content, including the communications, computer, consumer electronics, education, military/aerospace and semiconductor industries. Typical users of these products include research and development engineers who use our general purpose test products to design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products.

◦
Our video test products include waveform monitors, video signal generators, compressed digital video test products and other test and measurement equipment used to enhance a viewer’s video experience. Typical users of these products include video equipment manufacturers, content developers and traditional television broadcasters.

Products in this business are marketed under the FLUKE, FLUKE BIOMEDICAL, TEKTRONIX, KEITHLEY, AMPROBE and MAXTEK brands. Competition in the instruments business is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product, as well as the other factors described under “—Competition.” Sales in the instruments business are generally made through independent distributors and direct sales personnel.
Communications
Our communications business offers network management solutions, handheld and fixed diagnostic equipment and security solutions, as well as related installation and maintenance services, for a wide range of private network applications as well as fixed and mobile communications networks. Communications service providers use our products to ensure the reliability of their network equipment, expand their service offerings and operate their networks more efficiently. Typical users of the business’ products include network engineers, installers, operators, and technicians. Our network management tools help network operators continuously manage network performance and optimize the utilization, uptime and service quality of the network.
Products in this business are marketed under the AIRMAGNET, ARBOR, FLUKE NETWORKS, TEKTRONIX and VSS MONITORING brands. Competition in the communications business is based on a number of factors, including product performance, technology and product availability as well as the other factors described under “—Competition.” Sales in the communications business are generally made through direct sales personnel as well as independent distributors and resellers.
Other Businesses
Matco Tools manufactures and distributes professional tools, toolboxes and automotive maintenance equipment through independent mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics typically select tools based on relevant innovative features and the other factors described under “—Competition.” Hennessy Industries is a leading North American full-line wheel service equipment manufacturer, providing brake lathes, vehicle lifts, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA and COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel, independent distributors, retailers and original equipment manufacturers. Competition in the wheel service equipment business is based on the factors described under “—Competition.”
Test & Measurement segment manufacturing facilities are located in North America, Europe, and Asia.
ENVIRONMENTAL
Our Environmental segment provides products that help protect our water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Sales for this segment in 2012 by geographic destination were: North America, 49%; Europe, 25%; Asia/Australia, 15% and all other regions, 11%. Our Environmental segment consists of the following lines of business.
Water Quality
Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure water, potable water, wastewater, groundwater and ocean water in residential, commercial, industrial and natural resource applications. We entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. Our water quality operations design, manufacture and market:

•
a wide range of analytical instruments, related consumables, and associated services that detect and measure chemical, physical, and microbiological parameters in ultra pure water, potable water, wastewater, groundwater and ocean water;

•	ultraviolet disinfection systems, which disinfect billions of gallons of municipal, industrial and consumer water every day in more than 35 countries; and

•
industrial water treatment solutions, including chemical treatment solutions intended to address corrosion, scaling and biological growth problems in boiler, cooling water and industrial wastewater applications as well as associated analytical services.

Typical users of our analytical instruments, ultraviolet disinfection systems, industrial water treatment solutions and related consumables and services include professionals in municipal drinking water and wastewater treatment plants and industrial process water and wastewater treatment facilities, third-party testing laboratories and environmental field operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering and the other factors described under “—Competition.” Our water quality business provides products under a variety of brands, including CHEMTREAT, HACH, HACH/LANGE and TROJAN TECHNOLOGIES. Manufacturing facilities are located in North America, Europe, and Asia. Sales are made through our direct sales personnel, independent representatives and independent distributors.
Retail/Commercial Petroleum
We have served the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001 and Gilbarco in 2002. To expand our presence in emerging markets, in 2010 the Company acquired the petroleum dispenser business of Larsen & Toubro, an Indian manufacturer of retail petroleum equipment. Today, Gilbarco Veeder-Root is a leading worldwide provider of products and services for the retail/commercial petroleum market, including:

•	environmental monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers;

•	point-of-sale and secure electronic payment technologies for retail petroleum stations;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.
Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Customers in this industry choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “—Competition.” We market our retail/commercial petroleum products under a variety of brands, including GILBARCO, GILBARCO AUTOTANK and VEEDER-ROOT. Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.
LIFE SCIENCES & DIAGNOSTICS
Our diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Our life sciences businesses offer a broad range of research and clinical tools that are used by scientists to study cells and cell components to gain a better understanding of complex biological matters. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools to study the causes of disease, identify new therapies and test new drugs and vaccines. Sales for this segment in 2012 by geographic destination were: North America, 39%; Europe, 28%; Asia/Australia, 27% and all other regions, 6%.
Diagnostics
We established our diagnostics business in 2004 through the acquisition of Radiometer. We have expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011 (which more than doubled the size of the segment) and Iris International and Aperio Technologies in 2012. The diagnostics business consists of our clinical laboratory (or clinical lab), acute care and pathology diagnostics businesses.

Our clinical lab business is a leading manufacturer and marketer of biomedical testing instrument systems, tests and supplies that are used to evaluate and analyze samples made up of body fluids, cells and other substances. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physician's office settings. The business offers the following products:

•
Our chemistry systems use electrochemical detection and chemical reactions with patient samples to detect and quantify substances of diagnostic interest in blood, urine and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins and enzymes, as well as tests to detect urinary tract infections and kidney and bladder disease.

•
Our immunoassay systems also detect and quantify chemical substances of diagnostic interest in body fluids, particularly in circumstances where more specialized diagnosis is required. Commonly performed immunoassay tests assess thyroid function, screen and monitor for cancer and cardiac risk and provide important information in fertility and reproductive testing.

•
Our cellular analysis business includes hematology and flow cytometry products. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets). The business’ flow cytometry products rapidly sort, identify, categorize and characterize multiple types of cells in suspension, allowing clinicians to determine cell types and characteristics and analyze specific cell populations based on molecular differences. The business also offers genome profiling services.

•
We also offer systems and workflow solutions that allow laboratories to automate a number of steps from the pre-analytical through post-analytical stages including sample barcoding/information tracking, centrifugation, aliquotting, storage and conveyance. These systems along with the analyzers described above are controlled through laboratory level software that enables laboratory managers to monitor samples, results and lab efficiency.

Typical users of the business’ clinical lab products include hospitals, physician’s offices, veterinary laboratories, reference laboratories and pharmaceutical clinical trial laboratories.
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
Our pathology diagnostics business is a leading histology company in the anatomical pathology market, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. Our pathology diagnostics products include tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; chemical and immuno-staining instruments, reagents, antibodies and consumables; slide coverslipping and slide/cassette marking instruments; and imaging instrumentation including slide scanners, microscopes, cameras and software solutions to store, share and analyze pathology images digitally. Typical users of these products include pathologists, lab managers and researchers.
Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” Our diagnostics business generally markets its products under the APERIO, BECKMAN COULTER, IRIS, LEICA BIOSYSTEMS, RADIOMETER and SURGIPATH brands. Manufacturing facilities are located in North America, Europe, Asia and Australia. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.
Life Sciences
We established our life sciences business in 2005 through the acquisition of Leica Microsystems, and have expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010 and Beckman Coulter in 2011. The life sciences business consists of the following businesses.

Our microscopy business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of, and enhance the user’s visualization and analysis of, microscopic structures. Our microscopy products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes;

•	specimen preparation products for electron microscopy; and

•	digital pathology solutions, including scanners, software and related services.
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
We also offer workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and capillary electrophoresis instrumentation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; and particle characterization instrumentation. Researchers use the business' products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. Typical users of these products include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
Customers in the life sciences industry select products based on a number of factors, including product quality and reliability, innovation (particularly productivity and sensitivity improvements), the product’s capacity to enhance productivity, product performance and ergonomics, access to a highly qualified service and support network and the other factors described under “—Competition.” Our life sciences business generally markets its products under the AB SCIEX, BECKMAN COULTER, LEICA MICROSYSTEMS and MOLECULAR DEVICES brands. Manufacturing facilities are located in Europe, Australia, Asia and North America. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.
DENTAL
Our Dental segment is a leading worldwide provider of a broad range of consumables, equipment and services for the dental market, which encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. The market we serve encompasses the whole working environment of an oral health professional and we are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Sales for this segment in 2012 by geographic destination were: North America, 51%; Europe, 32%; Asia/Australia, 10% and all other regions, 7%.
We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006 and PaloDEx Group Oy in 2009. Today, our dental businesses develop, manufacture and market the following dental consumables and dental equipment:

•	orthodontic bracket systems and lab products;

•	impression, bonding and restorative materials;

•	endodontic systems and related consumables;

•	infection prevention products;

•	implant systems;

•	diamond and carbide rotary instruments;

•	digital imaging and other visualization and magnification systems;

•	air and electric handpieces and associated consumables; and

•	treatment units.
Typical customers and users of these products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, as well as educational, medical and governmental entities. Dental professionals choose dental products based on a number of factors including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the DEXIS, GENDEX, iCAT, INSTRUMENTARIUM DENTAL, KAVO, KERR, ORMCO, PELTON & CRANE, PENTRON, SOREDEX, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America and South America. Sales are primarily made through independent distributors and, to a lesser extent, through direct sales personnel.
INDUSTRIAL TECHNOLOGIES
Our Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and systems integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. Sales for this segment in 2012 by geographic destination were: North America, 45%; Europe, 29%; Asia/Australia, 18% and all other regions, 8%. Our Industrial Technologies segment consists of the following lines of business.
Product Identification
Danaher’s product identification business is a leading global provider of equipment and consumables for variable printing, marking and coding on a wide variety of consumer and industrial products. We entered the product identification market through the acquisition of Videojet in 2002, and have expanded our product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003, Linx Printing Technologies PLC in 2005, EskoArtwork in 2011 and X-Rite in 2012. Our product identification businesses design, manufacture, and market the following products and services:

•
We provide a variety of equipment used to print bar codes, date codes, lot codes and other information on primary and secondary packaging. Our equipment can apply high-quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of line speeds, angles and locations on a product or package.

•
We are a leading global supplier of integrated solutions for packaging, sign and display finishing, commercial printing and professional publishing. We provide software for artwork creation, structural design, workflow automation, quality assurance and online collaboration, flexo computer-to-plate imagers and digital finishing systems.

•
We provide innovative color solutions through measurement systems, software, color standards and related services. Our expertise in inspiring, selecting, measuring, formulating, communicating and matching color helps users improve the quality and effectiveness of their products and reduce costs.

Typical users of the product identification business’ products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, commercial printing, packaging and mailing operations, graphic design firms, and paints, plastics and textile manufacturers. Customers in this industry choose suppliers based on a number of factors, including printer speed and accuracy, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” Our product identification products are primarily marketed under the ESKO, FOBA, LINX, PANTONE, VIDEOJET and X-RITE brands. Manufacturing facilities are located in North America, Europe, South America, and Asia. Sales are generally made through our direct sales personnel and independent distributors.

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
These products are sold in various precision motion markets such as the markets for packaging equipment, medical equipment, robotics, circuit board assembly equipment, elevators and electric vehicles (such as lift trucks). Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the comprehensiveness of the supplier’s product offering, the geographic coverage offered by the supplier and the other factors described under “—Competition.” Our motion products are marketed under a variety of brands, including DOVER, KOLLMORGEN, PORTESCAP and THOMSON. Manufacturing facilities are located in North America, Europe and Asia. Sales are generally made through our direct sales personnel and independent distributors.
Other Businesses
Our sensors & controls products include instruments that monitor, sense and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems. These products are marketed under a variety of brands, including DYNAPAR, GEMS SENSORS, HENGSTLER, IRIS POWER, QUALITROL, SETRA and WEST. Sales are generally made through our direct sales personnel and independent distributors.
Our energetic materials business designs, manufactures, and markets energetic material systems. Typical users of these products include systems integrators and prime contractors. Customers in this industry choose suppliers based on a number of factors, including the supplier’s experience with the particular technology or application and the other factors described under “—Competition.” These products are typically marketed under the PACIFIC SCIENTIFIC ENERGETIC MATERIALS COMPANY brand.
Jacobs Vehicle Systems is a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 2 through 7 vehicles. Customers are primarily major manufacturers of class 2 through class 8 vehicles, and sales are typically made through our direct sales personnel.
Manufacturing facilities of our sensors & controls, energetic materials and JVS businesses are located in North America, South America, Europe and Asia.
APEX TOOL GROUP JOINT VENTURE
In 2010, the Company entered into a joint venture with Cooper Industries, plc, combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). In February 2013, Apex was sold to an unrelated third party.
************************************

The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2012 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
Intellectual Property
We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. From time to time we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, please refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher.
Competition
Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all of the same product lines or serve all of the same markets as we do. Because of the range of the products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product line. Our management believes that we have a market leadership position in many of the markets we serve. Key competitive factors vary among our businesses and product lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product and service offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
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

Backlog
The table below provides the unfulfilled orders attributable to each of our five segments at the end of 2012 and 2011 ($ in millions):

	As of December 31
	2012	2011
Test & Measurement	$621	$715
Environmental	417	378
Life Sciences & Diagnostics	490	455
Dental	58	64
Industrial Technologies	602	555
Total	$2,188	$2,167

We expect that a large majority of the unfilled orders as of December 31, 2012 will be delivered to customers within 3 to 4 months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
At December 31, 2012, we employed approximately 63,000 persons, of whom approximately 26,000 were employed in the United States and approximately 37,000 were employed outside of the United States. Of our United States employees, approximately 1,900 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”
Research and Development
The table below describes our research and development expenditures over each of the last three years, by segment and in the aggregate ($ in millions):

	Year Ended December 31
	2012	2011	2010
Test & Measurement	$335	$312	$258
Environmental	155	153	136
Life Sciences & Diagnostics	418	341	193
Dental	76	78	73
Industrial Technologies	154	135	111
Businesses contributed to the Apex joint venture	—	—	3
Total	$1,138	$1,019	$774

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2012, 2011 or 2010.

Government Contracts
Although the substantial majority of our revenue in 2012 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Environmental Laws and Regulations
Our operations, products and services are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the environment and establish standards for the generation, use, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of our operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position, and we do not anticipate material capital expenditures for environmental control facilities. For a discussion of risks related to compliance with environmental and health and safety laws, please refer to “Item 1A. Risk Factors.”
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
We have made a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2012, the Company had a reserve of $143 million for environmental matters which are probable and reasonably estimable (of which $94 million are non-current), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters. Please see Note 9 to the Consolidated Financial Statements for additional information about our environmental reserves.
All reserves have been recorded without giving effect to any possible future third party recoveries. While we actively pursue insurance recoveries, as well as recoveries from other potentially responsible parties, we do not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.

For a discussion of risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
Medical Device and Other Healthcare Regulations
Certain of our products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Our medical device products are also regulated by comparable agencies in non-U.S. countries where our products are sold.
The FDA’s regulatory requirements include:

•	Establishment Registration. We must register with the FDA each facility where regulated products are developed or manufactured. The FDA periodically inspects these facilities.

•
Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, non-exempted product in the United States. For some of our products, this authorization is obtained by submitting a 510(k) pre-market notification, which generally provides data on the performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Other of our products must go through a formal pre-market approval process which includes the review of non-clinical laboratory studies and clinical investigations, as well as an inspection by the FDA prior to market approval.

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

•
Imports and Exports. The FDCA establishes requirements for importing products into and exporting products from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization.

•
Post-Market Reporting. After regulated products have been distributed to customers, we may receive product complaints requiring us to investigate and report to the FDA certain events involving the products. We also must notify the FDA when we conduct recalls involving our products.

In the European Union, a single medical device regulatory approval process exists. Regulated products must meet minimum standards of performance, safety, and quality (known as the “essential requirements”), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. Unlike United States regulations, which require most devices to undergo some level of premarket review by the FDA, the European Union regulations allow manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. Certain products must go through a more formal pre-market review process. We are also required to report device failures and injuries potentially related to product use in a timely manner to the competent authorities of the European Union countries. A number of other countries, including Australia, Brazil, Canada, China and Japan, have also adopted or are in the process of adopting standards for medical devices sold in those countries.
We are also subject to various healthcare related laws regulating fraud and abuse, pricing and sales and marketing practices and the privacy and security of health information, including the United States federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the federal regulations discussed above and below.

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

•
The Physician Payments Sunshine Act requires manufacturers of medical devices covered under Medicare and Medicaid to record transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

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
International Operations
Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to develop products and sales models that successfully target high-growth markets.

The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for each of the last three years, by segment and in the aggregate:

	Year Ended December 31
	2012	2011	2010
Test & Measurement	48%	52%	49%
Environmental	55%	57%	53%
Life Sciences & Diagnostics	64%	66%	70%
Dental	54%	56%	58%
Industrial Technologies	56%	57%	55%
Businesses contributed to the Apex joint venture	—	—	22%
Total percentage of revenue derived from customers outside of the United States	57%	58%	55%

The table below describes long-lived assets located outside the United States as a percentage of total long-lived assets at the end of each of the last three years, by segment and in the aggregate (including assets held for sale):

	Year Ended December 31
	2012	2011	2010
Test & Measurement	19%	17%	17%
Environmental	39%	44%	44%
Life Sciences & Diagnostics	45%	31%	85%
Dental	34%	35%	34%
Industrial Technologies	38%	37%	24%
Total percentage of long-lived assets located outside of the United States	37%	31%	38%

For additional information related to revenues and long-lived assets by country, please refer to Note 19 to the Consolidated Financial Statements and for information regarding deferred taxes by geography, please refer to Note 13 to the Consolidated Financial Statements.
The manner in which our products and services are sold outside the United States differs by business and by region. Most of our sales in non-U.S. markets are made by our subsidiaries located outside the U.S., though we also sell directly from the U.S. into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, we generally sell through representatives and distributors.
Financial information about our international operations is contained in Note 19 of the Consolidated Financial Statements and information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2012, 2011 or 2010.
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
Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions, both inside and outside the United States. Slower global economic growth, credit market crisis, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, sequestration and other austerity measures and other challenges affecting the global economy adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products and services, limiting the financing available to our customers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

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

In particular, the European debt crisis, the instability and uncertainty relating to the Euro and generally weak economic conditions in Europe have constrained government budgets, limited the financing available to our suppliers and customers and adversely affected demand for our products, the availability of supplies and the value of our Euro-denominated assets and obligations.
In addition, although we have been able to continue accessing the commercial paper markets through the date of this report, there can be no assurances that the commercial paper markets will remain available to us or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations.
If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don't benefit the markets we serve, our business and financial statements could be adversely affected.
Our restructuring actions could have long-term adverse effects on our business.
In 2008, 2009, 2011 and 2012, we implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and technologies, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. These circumstances could adversely impact our business and financial statements.
Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses product demand depends on customers' capital spending budgets as well as government funding policies, and matters of public policy as well as product and economic cycles can affect the spending decisions of these entities. Our product demand is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see “Item 1. Business - Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrate new markets, including in developing countries. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements.
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
We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new products and product enhancements on a timely basis, our products will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors' development of new products and technological innovations;

•	differentiate our offerings from our competitors' offerings and avoid product commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;

•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	obtain necessary regulatory approvals of appropriate scope, including with respect to medical device products by demonstrating satisfactory clinical results where applicable; and

•	convince customers to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new products may fail to reach the market or realize only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes or uncertainty over third-party reimbursement.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.
Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.
We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions in our current and anticipated business areas is significant and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions. Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies.
Our acquisition of businesses, including our acquisition of Beckman Coulter, could negatively impact our financial statements.
As part of our business strategy we acquire businesses and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please see “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. In particular, as of the date of this report the acquisition of Beckman Coulter, Inc. in June 2011 was Danaher's largest acquisition and has expanded Danaher's business into new markets. Our acquisitions involve a number of financial, accounting, managerial, operational, legal and other risks and challenges, including the following, any of which could adversely affect our financial statements:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	We may incur or assume significant debt in connection with our acquisitions.

•	Acquisitions could cause our financial results to differ from our own or the investment community's expectations in any given period, or over the long-term.

•	Pre-closing and post-closing acquisition-related earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•	Acquisitions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•	We could experience difficulty in integrating personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition.

•
We may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company's activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•
In connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

•
As a result of our acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
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
We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated timeframe, and even after reaching a definitive agreement to sell a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures may dilute the Company's earnings per share, have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
Certain of our businesses are subject to extensive regulation by the FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the FDA, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials (or the manufacture and sale of products containing such materials). For more information regarding these regulations please see “Item 1 - Business - Regulatory Matters.” We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances will depend on many factors, including our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances could change over time and may require the withdrawal of products from the market until such clearances are obtained. Failure to obtain such regulatory clearances before marketing our products (or before implementing modifications to or additional indications or uses of our products), other violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating (1) fraud and abuse in the healthcare industry, and (2) the privacy and security of health information, including the federal regulations described in “Item 1 - Business - Regulatory Matters.” Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations. For more information regarding these regulations please see “Item 1 - Business - Regulatory Matters.”
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
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in Europe and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
Beginning in 2013, the PPACA imposes a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States as well as new reporting and disclosure requirements on medical device manufacturers.

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
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to “Item 1. Business - Regulatory Matters.” We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial statements and reputation or that we will not be subject to additional claims for personal injury or cleanup in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2012 will have a material effect on our financial statements.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.
In addition to the anticorruption, environmental, health, safety, healthcare and medical device-related regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:

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

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, damage to our reputation, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the ISO, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements. For additional information regarding these risks, please refer to “Item 1. Business - Regulatory Matters.”
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2012, the net carrying value of our goodwill and other intangible assets totaled approximately $21.8 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services purchased overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business' functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Please see the MD&A for a discussion of the factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax law and the ambiguity of tax laws, the subjectivity of factual interpretations and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities. Intercompany transactions associated with the sale or licensing of inventory, services and intellectual property are complex and can also affect our tax liabilities. In addition, any significant change to the tax system in the United States or in other jurisdictions, including changes in the taxation of international income, could adversely affect our financial statements.
We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our financial statements.
We are subject to a variety of litigation and similar proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and similar proceedings will not exceed our estimates or adversely affect our financial statements and reputation. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and similar proceedings in excess of our reserves as of December 31, 2012 will have a material effect on our financial statements.
If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position and financial statements.
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
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our competitive position and financial statements. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our financial statements.
Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our business, reputation and financial statements.
Manufacturing or design defects in, unanticipated use of, safety or quality issues with respect to, or inadequate disclosure of risks relating to the use of products that we make or sell (including in products or components that we source from third parties) can lead to personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Recalls, removals and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs and liability, as well as negative publicity and damage to our reputation that could reduce demand for our products.
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial condition.
As of December 31, 2012, we had approximately $5.3 billion in outstanding indebtedness. In addition, based on the availability under our credit facilities as of December 31, 2012, we had the ability to incur an additional $1.3 billion of indebtedness in direct borrowings or under our outstanding commercial paper facilities. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.
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
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors' products, and if they favor our competitors' products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors in certain of our served industries, as well as the formation of large and sophisticated purchasing groups in industries such as healthcare, could adversely impact our profitability.
Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As discussed in “Item 1. Business - Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole sources of supply for certain materials and components could cause production interruptions, delays and inefficiencies.
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
We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products to meet customer needs created by these regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Any significant change in any of these regulations could reduce demand for our products or increase our costs of producing these products. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, or the adoption of new regulations which our products and services are not positioned to address, could adversely affect demand for our products. In addition, regulatory deadlines may result in substantially different levels of demand for our products and services from period to period.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our productivity and results of operations.
International economic, political, legal and business factors could negatively affect our financial statements.
In 2012, approximately 57% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in high-growth markets, such as China, India, Brazil and the Middle East. Our international business (and particularly our business in emerging markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country's or region's political or economic conditions (including safety and health issues and actual or anticipated default on sovereign debt);

•	trade protection measures and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain with respect to these and other risks will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be insufficient or unavailable to protect us against losses.
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial statements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Washington, D.C. in a facility that we lease. At December 31, 2012, we had approximately 242 significant manufacturing and distribution facilities worldwide. 125 of these facilities are located in the United States in over 40 states and 117 are located outside the United States in over 50 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, South America and Australia. These facilities cover approximately 23.6 million square feet, of which approximately 13.7 million square feet are owned and approximately 9.9 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Test & Measurement, 40;

•	Environmental, 42;

•	Life Sciences & Diagnostics, 74;

•	Dental, 29; and

•	Industrial Technologies, 57.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 15 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 11, 2013. All of our executive officers hold office at the pleasure of our Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	61	Chairman of the Board	1984
Mitchell P. Rales	56	Chairman of the Executive Committee	1984
H. Lawrence Culp, Jr.	49	Chief Executive Officer and President	1995
Daniel L. Comas	49	Executive Vice President and Chief Financial Officer	1996
William K. Daniel II	48	Executive Vice President	2006
Thomas P. Joyce, Jr.	52	Executive Vice President	2002
James A. Lico	47	Executive Vice President	2002
James H. Ditkoff	66	Senior Vice President – Finance and Tax	1991
Jonathan P. Graham	52	Senior Vice President – General Counsel	2006
Angela S. Lalor	47	Senior Vice President – Human Resources	2012
Robert S. Lutz	55	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	46	Senior Vice President – Corporate Development	2004

Steven M. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Danaher’s Chairman of the Board since 1984. He was also CEO of the Company from 1984 to 1990. In addition, for more than the past five years he has been a principal in a private business entity in the area of film production. Mr. Rales is a brother of Mitchell P. Rales.
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
Thomas P. Joyce, Jr. has served as Executive Vice President since 2006.
James A. Lico has served as Executive Vice President since 2005.
James H. Ditkoff has served as Senior Vice President – Finance and Tax since 2002.
Jonathan P. Graham has served as Senior Vice President – General Counsel since 2006.
Angela S. Lalor has served as Senior Vice President – Human Resources since April 2012. Prior to joining Danaher,
Ms. Lalor served for 22 years in a series of progressively more responsible positions in the human resources department of 3M Company, including most recently as Senior Vice President, Human Resources.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 11, 2013, there were approximately 3,608 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2012			2011
	High	Low	Dividends Per Share	High	Low	Dividends Per Share
First quarter	$55.92	$48.24	$0.025	$52.52	$45.99	$0.020
Second quarter	$55.99	$49.75	$0.025	$55.72	$51.11	$0.020
Third quarter	$55.61	$49.48	$0.025	$55.02	$40.52	$0.025
Fourth quarter	$56.80	$51.39	$0.050	$50.86	$40.42	$0.025

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.
Issuer Purchases of Equity Securities
The Company's repurchases of its equity securities during the fourth quarter of 2012 are listed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (1)
September 29, 2012 - October 28, 2012	—	$—	—	15,022,690
October 29, 2012 - November 28, 2012	6,760,832	$51.92	6,760,832	8,261,858
November 29, 2012 - December 31, 2012	743,323	$52.36	743,323	7,518,535
Total	7,504,155	$51.97	7,504,155

(1)
On May 11, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company's repurchase program. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.

Recent Issuances of Unregistered Securities
During the fourth quarter of 2012, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 458,372 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2012		2011		2010		2009		2008
Sales	$18,260.4		$16,090.5		$12,550.0		$10,516.7		$11,980.6
Operating profit	3,165.1		2,617.2		2,049.6		1,439.7		1,758.1
Net earnings from continuing operations	2,299.3		1,935.3		1,718.2	(c)	1,087.0		1,248.2
Earnings from discontinued operations, net of income taxes	92.9	(a)	237.0	(b)	74.8		64.7		69.4
Net earnings	2,392.2	(a)	2,172.3	(b)	1,793.0	(c)	1,151.7		1,317.6
Net earnings per share from continuing operations:
Basic	$3.32		$2.86		$2.63	(c)	$1.69		$1.95
Diluted	3.23		2.77		2.53	(c)	1.63		1.87
Net earnings per share from discontinued operations:
Basic	$0.13	(a)	$0.35	(b)	$0.11		$0.10		$0.11
Diluted	0.13	(a)	0.34	(b)	0.11		0.10		0.10
Net earnings per share:
Basic	$3.45	(a)	$3.21	(b)	2.74	(c)	$1.80	*	$2.06
Diluted	3.36	(a)	3.11	(b)	2.64	(c)	1.73		1.98	*
Dividends per share	$0.13		$0.09		$0.08		$0.06		$0.06
Total assets	$32,941.0		$29,949.5		$22,217.1		$19,595.4		$17,490.1
Total debt	$5,343.1		$5,305.2		$2,824.7		$2,933.2		$2,619.3

(a)
Includes $149 million ($94 million after-tax or $0.13 per diluted share) gain on sale of the Company’s Accu-Sort and Kollmorgen Electro-Optical businesses. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information.

(b)
Includes $328 million ($202 million after-tax or $0.29 per diluted share) gain on sale of the Company’s Pacific Scientific Aerospace business. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information.

(c)
Includes $291 million ($232 million after-tax or $0.34 per diluted share) gain on contribution of certain of the Company’s hand tools businesses to the Apex Tool Group, LLC joint venture. Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional information.

*	Net earnings per share amounts do not add due to rounding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into five main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards
OVERVIEW
General
Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2012, approximately 57% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured, services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development in most of the Company’s served markets, the expansion of opportunities in emerging markets (also referred to in this report as "high-growth markets"), trends toward increased utilization of the global labor force, consolidation of the Company’s competitors and increasing regulation. The Company defines high-growth markets as developing markets of the world experiencing rapid growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia with the exception of Japan and Australia. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth product segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased in 2012 as compared to 2011 resulting in aggregate year-over-year sales growth from existing businesses. In addition, the Company’s previous investment in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during 2012 were led primarily by the high-growth markets. Sales in high-growth markets grew at a high-single digit rate in 2012 compared to 2011 and represented approximately 25% of the Company's total sales in 2012. Sales growth rates in developed markets grew at a low-single digit rate compared to 2011 and were led by North America which grew at a low-single digit rate in 2012, partially offset by modest year-over-year contraction in Western Europe and Japan. Providing no significant deterioration in general economic conditions occurs, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during 2013 with sales growth returning to the Test & Measurement segment and the other segments growing at rates experienced in 2012.

The acquisition of Beckman Coulter, Inc. (“Beckman Coulter”) in June 2011 has provided additional sales and earnings growth opportunities for the Company’s Life Sciences and Diagnostics segment by expanding the businesses’ geographic and product line breadth, including new and complementary product and service offerings in the areas of clinical diagnostics and life sciences research, and through the potential acquisition of complementary businesses. As Beckman Coulter continues to be integrated into the Company, the Company is also realizing significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Beckman Coulter. For a discussion of the acquisition’s impact on the Company and segment results, refer to the “Results of Operations” section of this MD&A.
Restructuring Activities
In light of the continuing uncertainties in the macro-economic environment and consistent with the Company's approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, in July 2012, Danaher's Board of Directors (the "Board") committed to a plan to implement further cost reductions in the Company's businesses. The plan, which was substantially completed by December 31, 2012, resulted in pre-tax charges of $123 million, the majority of which was incurred in the fourth quarter of 2012. The charges, including both employee-related termination costs as well as other termination and exit costs, are expected to result in annualized savings of approximately $90 million in 2013 compared to 2012 expense levels.
In addition, the Company incurred $179 million of costs associated with restructuring activities in 2011, including costs associated with the integration and restructuring of the Beckman Coulter business subsequent to the acquisition. Excluding Beckman Coulter, the 2011 restructuring activities resulted in savings of approximately $100 million in 2012 compared to 2011 expense levels.
Acquisitions
During 2012, the Company acquired fourteen businesses for total consideration of $1.8 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of the fourteen businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $666 million.
On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, the Company completed the acquisition of Beckman Coulter for total cash consideration of $5.5 billion (net of cash acquired) and the assumption of $1.6 billion in indebtedness of Beckman Coulter. Beckman Coulter had revenues of $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment.

For a full discussion of the Company’s 2011 and 2010 acquisition activity, refer to “Liquidity and Capital Resources —Investing Activities”.
Divestitures
In January 2012, the Company completed the sale of its integrated scanning system business (the Accu-Sort ("ASI") business) for a sale price of $132 million in cash. In addition, in February 2012, the Company completed the sale of its Kollmorgen Electro-Optical ("KEO") business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results in connection with the closing of these transactions.
In April 2011, the Company completed the divestiture of its Pacific Scientific Aerospace (“PSA”) business for a sale price of $680 million in cash. This business, which was also part of the Industrial Technologies segment had annual revenues of $377 million in 2010. The Company recorded an after-tax gain on the sale of PSA of $202 million or $0.29 per diluted share in its second quarter 2011 results in connection with the closing of the transaction.
The Company has reported the ASI, KEO and PSA businesses as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented reflect these businesses as discontinued operations and the assets and liabilities of these businesses have been classified as held for sale for all periods presented.
Sale of Investment in Joint Venture
During 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company expects to realize after-tax net proceeds of approximately $650 million and recognize an after-tax gain of approximately $138 million or $0.19 per diluted share from the sale in the first quarter of 2013.

RESULTS OF OPERATIONS
Consolidated sales for the year ended December 31, 2012 increased 13.5% compared to 2011. Sales from existing businesses contributed 2.5% growth and sales from acquired businesses contributed 13.0% growth on a year-over-year basis. The impact of currency translation decreased sales by 2.0% as the U.S. dollar was, on average, stronger against other major currencies during 2012 as compared to exchange rate levels during 2011.
In this report, references to sales from existing businesses refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses, (2) 2010 sales attributable to the businesses contributed to the Apex joint venture, and (3) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the impact from the 2012 divestiture of certain Beckman Coulter product lines, the sales from which (prior to the divestiture) were included in sales from acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses and 2010 sales attributable to the businesses contributed to the Apex joint venture) and (b) the period-to-period change in revenue (excluding sales from acquired businesses and 2010 sales attributable to the businesses contributed to the Apex joint venture) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and related items because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. The Company excludes the effect of the 2010 sales attributable to the businesses contributed to the Apex joint venture because the Company did not recognize sales from those businesses in any period subsequent to the formation of the joint venture. References to sales volume refer to the impact of both price and unit sales.
Operating profit margins were 17.3% for the year ended December 31, 2012 compared to 16.3% in 2011. Year-over-year operating profit margin comparisons benefited 100 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives including the restructuring actions taken in 2012 and 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, acquisition related charges recorded in 2011 associated with the Beckman Coulter acquisition, including transaction costs deemed significant, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 100 basis points. During 2012, the Company also recognized a gain relating to the resolution of contingencies with respect to a prior disposition of assets which favorably impacted operating profit margin comparisons by 5 basis points. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 105 basis points and partially offset these positive factors.
Operating profit margins were 16.3% for each of the years ended December 31, 2011 and 2010. Year-over-year operating profit margin comparisons benefited 160 basis points from the favorable impact of higher sales volumes and ongoing productivity improvements net of the impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions (net of the favorable impact to operating profit margin of contributing certain businesses to the Apex joint venture in July 2010) adversely impacted operating margin comparisons by 110 basis points. In addition, acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs deemed significant, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances (net of comparable acquisition related charges in 2010) adversely impacted year-over-year operating profit margin comparisons by 50 basis points.
The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period.

Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	For the Year Ended December 31
	2012	2011	2010
Test & Measurement	$3,381.0	$3,390.9	$2,832.9
Environmental	3,063.5	2,939.6	2,738.0
Life Sciences & Diagnostics	6,485.1	4,627.4	2,298.3
Dental	2,022.9	2,011.2	1,824.6
Industrial Technologies	3,307.9	3,121.4	2,540.6
Businesses contributed to Apex joint venture	—	—	315.6
Total	$18,260.4	$16,090.5	$12,550.0

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
Test & Measurement Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2012	2011	2010
Sales	$3,381.0	$3,390.9	$2,832.9
Operating profit	701.2	751.2	572.9
Depreciation and amortization	132.3	126.6	107.8
Restructuring and other related charges	22.2	18.8	—
Operating profit as a % of sales	20.7%	22.2%	20.2%
Depreciation and amortization as a % of sales	3.9%	3.7%	3.8%
Restructuring and other related charges as a % of sales	0.7%	0.6%	—

Components of Sales Growth

	2012 vs. 2011	2011 vs. 2010
Existing businesses	(1.5)%	9.5%
Acquisitions	2.0%	8.0%
Currency exchange rates	(1.0)%	2.0%
Total	(0.5)%	19.5%

2012 COMPARED TO 2011
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2012 as compared to 2011 and are reflected as a component of the change in sales from existing businesses.
Sales in the segment's instrument businesses declined at a high-single digit rate during 2012 as compared to 2011, as lower demand for most product categories more than offset modest sales increases of service solutions. Instrument demand was weak in all major geographies although the North American market showed improvement in the fourth quarter of 2012 compared to the results reported during the first nine months of 2012. Europe and Japan continued to remain weak in the fourth quarter of

2012.
Sales in the segment's communications businesses grew at a high-single digit rate during 2012 compared to 2011 with strong growth in North America and Western Europe in the first six months of 2012 moderating in the second half of 2012 due primarily to project timing and difficult prior year comparisons. Demand for network management solutions and, to a lesser extent, core network enterprise solutions drove the 2012 growth.

Operating profit margins declined 150 basis points during 2012 as compared to 2011. Year-over-year operating profit margin comparisons were adversely impacted by 120 basis points as lower instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments more than offset the favorable impacts of increased sales volumes of higher operating profit margin communication business products and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 30 basis points.
2011 COMPARED TO 2010
Year-over-year price increases in the segment had a negligible impact on sales growth during 2011.
During 2011, sales in the segment’s instrument businesses grew on a year-over-year basis due to increased demand for oscilloscopes and service and installation tools, partially offset by year-over-year declines in sales attributable to products serving the video end markets. Instrument sales grew in all major geographies during the year led by Asia and other high-growth markets. Instrument sales grew primarily during the first three quarters of 2011 as fourth quarter 2011 sales were essentially flat compared to 2010.
Sales in the segment’s communications businesses also grew during 2011 on a year-over-year basis, primarily in North America, as a result of strong demand for both network management solutions and core network enterprise solutions. Global demand for network security and analysis solutions was also robust in 2011.
Operating profit margins increased 200 basis points during 2011 as compared to 2010. Year-over-year operating profit margin comparisons benefited 220 basis points from the favorable impact of higher sales volumes and ongoing productivity improvements net of the impact of costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 20 basis points.
ENVIRONMENTAL
The Company’s Environmental segment provides products that help protect customers’ water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure water, potable water, wastewater, groundwater and ocean water in residential, commercial, industrial and natural resource applications. Danaher’s retail/commercial petroleum business is a leading worldwide provider of products and services for the retail/commercial petroleum market including vapor recovery equipment and leak detection systems.
Environmental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2012	2011	2010
Sales	$3,063.5	$2,939.6	$2,738.0
Operating profit	652.5	622.7	564.3
Depreciation and amortization	48.9	45.9	45.9
Restructuring and other related charges	8.0	7.5	—
Operating profit as a % of sales	21.3%	21.2%	20.6%
Depreciation and amortization as a % of sales	1.6%	1.6%	1.7%
Restructuring and other related charges as a % of sales	0.3%	0.3%	—

Components of Sales Growth

	2012 vs. 2011	2011 vs. 2010
Existing businesses	3.5%	4.0%
Acquisitions	2.5%	1.5%
Currency exchange rates	(2.0)%	2.0%
Total	4.0%	7.5%

2012 COMPARED TO 2011
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2012 compared with 2011 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a low-single digit rate during 2012 compared to 2011. Sales growth was driven by increased demand for the businesses' laboratory and process instruments, consumables and related service primarily in the high-growth markets (other than China) and the North American industrial market. This growth was partially moderated by flat year-over-year demand in China and Western Europe. Sales in the business' chemical treatment solutions product line grew at a low-double digit rate on a year-over-year basis due primarily to the addition of new customers in the U.S. market and to a lesser extent continued international expansion. Sales in the business' ultraviolet water disinfection product line declined during the year due primarily to lower 2012 demand from municipal end markets.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a mid-single digit rate during 2012 compared to 2011. Increased demand for the business' dispensing equipment and associated services in North America were partially offset by contraction in Western Europe as demand for retail and payment systems declined from 2011's level. Demand for most major product categories was strong in high-growth markets, especially Latin America, Russia and the Middle East.

Operating profit margins increased 10 basis points during 2012 as compared to 2011. Year-over-year operating profit margin comparisons benefited 70 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011, offsetting incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 60 basis points.
2011 COMPARED TO 2010
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2011 as compared to 2010 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a high-single digit rate during 2011 as compared to 2010. Strong demand during the first half of 2011 for the businesses’ laboratory and process instrumentation product lines in the municipal and industrial markets moderated slightly during the second half of 2011. While demand in the China municipal market increased on a year-over-year basis during 2011, the rate of revenue growth for the year declined compared to the 2010 growth rate. Sales in the business’ ultraviolet water treatment product line grew at a low-double digit rate on a year-over-year basis as municipal markets returned to growth in the second half of the year, and in particular during the fourth quarter, after having declined in the first half of 2011. Sales in the business’ chemical treatment solutions product line also grew at a low-double digit rate on a year-over-year basis primarily due to the addition of new customers in the U.S. market and to a lesser extent to continued international expansion.
Sales from existing businesses in the segment’s retail/commercial petroleum equipment businesses declined at a low-single digit rate during 2011 as compared to 2010. The year-over-year sales decline during the period is primarily attributable to 2010 performance dynamics. The business generated strong sales of payment and point-of-sale retail solutions product offerings in 2010, particularly the first half of 2010, driven by deadlines for compliance with enhanced industry security standards. During 2011, increased demand for the business’ automatic tank gauge products and dispensing equipment in all major geographies resulted in year-over-year sales growth that partially offset the unfavorable impact of the difficult prior year comparison.
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
Life Sciences & Diagnostics Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2012	2011	2010
Sales	$6,485.1	$4,627.4	$2,298.3
Operating profit	861.1	402.3	227.9
Depreciation and amortization	478.2	297.2	90.7
Restructuring and other related charges	51.5	100.9	—
Operating profit as a % of sales	13.3%	8.7%	9.9%
Depreciation and amortization as a % of sales	7.4%	6.4%	3.9%
Restructuring and other related charges as a % of sales	0.8%	2.2%	—

Components of Sales Growth

	2012 vs. 2011	2011 vs. 2010
Existing businesses	4.5%	7.0%
Acquisitions	37.5%	91.0%
Currency exchange rates	(2.0)%	3.5%
Total	40.0%	101.5%

2012 COMPARED TO 2011
Year-over-year price increases in the segment had a negligible impact on sales during 2012.
The significant growth related to acquisitions for 2012 was primarily attributable to the acquisition of Beckman Coulter in June 2011. Sales associated with acquisitions are presented net of the impact of the 2012 divestiture of certain Beckman Coulter product lines, the sales from which (prior to the divestiture) were included in sales from acquired businesses. Given the insignificance of these product line sales to the segment's results of operations, prior year information was not restated to reflect these divestitures as discontinued operations.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during 2012 as compared to 2011 due to increased demand in the clinical, acute care and pathology diagnostic businesses. Strong sales of consumables and automation hardware in the clinical diagnostic business in high-growth markets, especially China, more than offset weaker year-over-year sales performance in North America and Europe. In the acute care diagnostic business, sales grew due to continued strong global consumable sales related to the business' installed base of instrumentation as well as robust demand for compact blood gas analyzers. Increased demand for the business' cardiac care instruments, particularly in China, also contributed to year-over-year sales growth. Increased demand, primarily in North America and high-growth markets, for advanced staining consumables, and to a lesser extent histology systems, drove the majority of year-over-year sales growth in the pathology diagnostics business.
Sales from existing businesses in the segment's life sciences businesses grew at a low-single digit rate during 2012 as compared to 2011. Sales of the business' broad range of mass spectrometers grew on a year-over-year basis as sales growth in the applied and clinical research markets was partially offset by sales declines in the pharmaceutical and academic research markets. Sales growth in the mass spectrometry business was strong in China and other high-growth markets. Sales of the business'

microscopy products also grew for the year in most major geographic markets due to strong demand for the business' recently introduced confocal product offering.
Operating profit margins increased 460 basis points during 2012 as compared to 2011. Acquisition related charges associated with the 2011 Beckman Coulter acquisition, including transaction costs deemed significant, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 365 basis points. Higher sales volumes and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011, net of the impact of incremental year-over-year costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 200 basis points. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 105 basis points.
Depreciation and amortization as a percentage of sales increased during 2012 primarily as a result of the inclusion of twelve months of Beckman Coulter's results in 2012 as compared to six months of Beckman Coulter's results in 2011. Depreciation and amortization expense in the segment in future periods is expected to be in line with 2012 levels reflecting the continued impact of Beckman Coulter. For a discussion of the impact of Beckman Coulter's business model on the Company's depreciation and amortization costs, please see “—Liquidity and Capital Resources—Operating Activities.”
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
Sales from existing businesses in the segment’s acute care diagnostics business grew at a high-single digit rate during 2011 as compared to 2010 primarily due to continued strong consumable sales related to the business’ installed base of acute care diagnostic instrumentation and new instrument placements, primarily in Europe, China and other Asian markets. Demand for the business’ compact blood gas analyzer also remained strong, particularly in high-growth markets. Increased European and high-growth market demand for the business’ cardiac care instruments also contributed to year-over-year sales growth. Sales from existing businesses in the segment’s pathology diagnostics business also grew at a high-single digit rate during 2011 as compared to 2010 as a result of increased demand for advanced staining instruments and consumables, as well as higher sales of core histology systems and consumables, primarily in North America and high-growth markets, and to a lesser extent, Europe. The acquisition of Beckman Coulter has significantly expanded the segment’s product portfolio in the area of clinical diagnostics through the addition of new and complementary product and service offerings.
Sales from existing businesses in the segment’s microscopy businesses grew at a mid-single digit rate during 2011 as compared to 2010 as a result of strong demand for confocal and compound instrumentation serving the life sciences research and industrial markets, particularly in China and high-growth markets, and to a lesser extent, Europe. A difficult prior year comparison resulting from first quarter 2010 sales associated with Japanese economic stimulus funding partially reduced the sales growth for 2011. Strong demand for the business’ broad range of mass spectrometers serving both the academic and proteomic research markets as well as the applied markets resulted in a low-double digit growth rate from sales from existing businesses in the segment’s mass spectrometry business during 2011 as compared to 2010. Sales from existing businesses in the mass spectrometry business grew in all major geographies during 2011 led by strong performance in the Asia Pacific region and North America and to a lesser extent Europe. The acquisition of Beckman Coulter has also expanded the segment’s product portfolio in the area of life sciences research through the addition of new and complementary product and service offerings.
Operating profit margins decreased 120 basis points during 2011 as compared to 2010. The dilutive effect of acquisitions, primarily related to costs associated with Beckman Coulter’s restructuring and integration activities, adversely impacted segment operating profit margins by 295 basis points. Acquisition related charges associated with the Beckman Coulter acquisition, including transaction costs deemed significant, change in control charges and fair value adjustments to inventory and deferred revenue balances (net of comparable acquisition related charges in 2010) also adversely impacted operating profit margins by 95 basis points. Higher sales volumes and ongoing productivity improvements, net of the impact of costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 270 basis points.

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
Dental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2012	2011	2010
Sales	$2,022.9	$2,011.2	$1,824.6
Operating profit	293.1	236.1	203.3
Depreciation and amortization	92.4	94.0	81.7
Restructuring and other related charges	9.8	28.3	—
Operating profit as a % of sales	14.5%	11.7%	11.1%
Depreciation and amortization as a % of sales	4.6%	4.7%	4.5%
Restructuring and other related charges as a % of sales	0.5%	1.4%	—

Components of Sales Growth

	2012 vs. 2011	2011 vs. 2010
Existing businesses	3.5%	4.5%
Acquisitions	0.5%	2.5%
Currency exchange rates	(3.5)%	3.0%
Total	0.5%	10.0%

2012 COMPARED TO 2011
Year-over-year price increases in the segment had a negligible impact on sales during 2012.
Sales from existing businesses in the segment's dental consumables businesses grew at a mid-single digit rate during 2012 as compared to 2011, primarily as a result of increased sales of general dentistry consumables and orthodontic products. Sales of dental consumables grew in all major geographies. Sales from existing businesses in the segment's dental equipment business grew at a low-single digit rate on a year-over-year basis as a result of increased demand for treatment units and associated equipment, primarily in high-growth markets, as well as higher year-over-year sales of imaging products. During 2012, sales increased in all major product categories on a year-over-year basis as increased demand in North America and high-growth markets more than offset lower demand in Europe.
Operating profit margins increased 280 basis points during 2012 as compared to 2011. Higher operating profit margins from additional sales volume in addition to incremental year-over-year cost savings associated with ongoing productivity improvement initiatives including the restructuring actions taken in 2012 and 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 270 basis points on a year-over-year basis. In addition, net higher overall operating profit margins of acquired businesses favorably impacted year-over-year comparisons by 10 basis points.
2011 COMPARED TO 2010
Price increases throughout the segment contributed 1.0% to sales growth on a year-over-year basis during 2011 as compared to 2010 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the dental consumables businesses grew at a mid-single digit rate in 2011 driven primarily by increased demand for general dentistry consumables and orthodontic products and, to a lesser extent, infection control products. Sales in the dental consumables business grew in all major geographies. Sales from existing businesses in the segment’s dental equipment business grew on a year-over-year basis at a mid-single digit rate due to strong imaging and instrument product demand. Increased sales of imaging products were led by North America, and to lesser extent, high-growth markets, while instrument sales growth was driven largely by North America and Europe.
Operating profit margins increased 60 basis points during 2011 as compared to 2010. Higher sales volumes and ongoing productivity improvements, including cost reduction actions in the dental equipment businesses, net of the impact of costs associated with various sales, marketing and product development growth investments increased operating profit margin by 95 basis points on a year-over-year basis. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 35 basis points.
INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, energetic materials and engine retarder businesses. The Company sold its ASI business in January 2012, its KEO business in February 2012 and its PSA business in April 2011. These businesses were previously reported as part of the Industrial Technologies segment. The results of these discontinued operations are excluded from all periods presented in the financial information provided in the tables below.
Industrial Technologies Segment Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2012	2011	2010
Sales	$3,307.9	$3,121.4	$2,540.6
Operating profit	685.6	655.0	513.3
Depreciation and amortization	80.8	65.8	51.5
Restructuring and other related charges	29.1	23.8	—
Operating profit as a % of sales	20.7%	21.0%	20.2%
Depreciation and amortization as a % of sales	2.4%	2.1%	2.0%
Restructuring and other related charges as a % of sales	0.9%	0.8%	—
Components of Sales Growth

	2012 vs. 2011	2011 vs. 2010
Existing businesses	1.5%	11.5%
Acquisitions	6.5%	9.5%
Currency exchange rates	(2.0)%	2.0%
Total	6.0%	23.0%

2012 COMPARED TO 2011
Price increases throughout the segment contributed 1.5% to sales growth on a year-over-year basis during 2012 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's product identification businesses grew at a mid-single digit rate during 2012 as compared to 2011, due primarily to continued demand for marking and coding equipment and related consumables, with strong growth experienced in both Europe and China. Increased year-over-year demand for the business' integrated packaging solutions product lines also contributed to the existing business' sales growth in the second half of 2012, with growth in most major geographies and particular strength in North America. The Company's acquisition of X-Rite, Incorporated, a global leader in color measurement technology, in the second quarter of 2012 expands the product identification business into a new, adjacent market and has broadened the sales and earnings growth opportunities for the business by expanding the business' product line range as well as through the potential acquisition of complementary businesses.
Sales from existing businesses in the segment's motion businesses declined at a mid-single digit rate during 2012 as compared to 2011 due to continued soft demand in the majority of end markets served, particularly technology and factory automation related end markets. Both the industrial automation and engineered solutions product lines experienced year-over-year sales declines. The businesses saw improved growth in the fourth quarter of 2012 in part due to easier year-over-year comparisons.
Sales from existing businesses in the segment's other businesses collectively grew at a low-single digit rate during 2012 as compared to 2011. Sales in the segment's energetic materials business increased on a year-over-year basis, partially offset by lower demand in the segment's sensors and controls and engine retarder businesses.
Operating profit margins declined 30 basis points during 2012 compared to 2011. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 105 basis points. Higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 75 basis points on a year-over-year basis.
2011 COMPARED TO 2010
Price increases throughout the segment contributed 2.5% to sales growth on a year-over-year basis during 2011 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a high-single digit rate on a year-over-year basis during 2011, primarily due to continued strong demand for core marking and coding equipment. Consumable sales associated with the installed base of marking and coding equipment also contributed to year-over-year growth. Sales grew in all major geographies. The 2011 acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging and design and production market, provides additional sales and earnings growth opportunities for the segment by expanding the businesses’ product line range and through the potential acquisition of complementary businesses.
Sales from existing businesses in the segment’s motion businesses grew at a high-single digit rate during 2011. Sales growth rates declined in the second half of 2011 compared to growth rates in the first half of 2011, in part due to easier prior year comparisons in the first half of 2011 as well as the impact of slowing demand on a global basis in the second half of 2011, primarily in the technology-related and solar end markets. Year-over-year sales increases in engineered solutions and linear and mechanical motion products during the second half of 2011 more than offset sales declines in industrial automation that occurred primarily in the fourth quarter 2011. Sales grew in all major geographies.
Sales from existing businesses in the segment’s other businesses grew collectively at a mid-teens rate during 2011 as compared to 2010 due to generally higher demand in the majority of end-markets served.
Operating profit margins increased 80 basis points during 2011 as compared to 2010. Year-over-year operating profit margin comparisons benefited 135 basis points from the favorable impact of higher sales volumes and ongoing productivity improvements. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 55 basis points.
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2012	2011	2010
Sales	$18,260.4	$16,090.5	$12,550.0
Cost of sales	8,846.1	7,913.9	6,145.5
Gross profit	9,414.3	8,176.6	6,404.5
Gross profit margin	51.6%	50.8%	51.0%
Gross profit margins increased 80 basis points on a year-over-year basis for 2012 compared to 2011. Year-over-year gross profit margin comparisons were favorably impacted by 70 basis points as a result of acquisition related charges recorded in 2011 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of Beckman Coulter in June 2011. In addition, year-over-year gross profit margin comparisons also benefited from higher year-over-year sales volumes, incremental year-over-year cost savings associated with 2011 restructuring activities (net of 2012 restructuring spending) and ongoing productivity improvements. The impact of a full twelve months of Beckman Coulter results in 2012 (compared to only six months of Beckman Coulter results in 2011), partially offset these positive factors as the Beckman Coulter business has lower gross profit margins on average than the Company's existing businesses.
Gross profit margins decreased 20 basis points during 2011 as compared to 2010. The combination of the acquisition of Beckman Coulter, which has lower gross profit margins on average than the Company’s existing businesses, and 35 basis points of incremental restructuring costs incurred during 2011 compared to 2010 adversely impacted year-over-year gross profit margin comparisons. In addition, acquisition related charges associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of Beckman Coulter (net of comparable acquisition related charges in 2010 relating primarily to the AB Sciex, Molecular Devices and certain other acquisitions) adversely impacted gross profit margin comparisons by 45 basis points. Higher year-over-year sales volumes and ongoing productivity improvements partially offset these adverse impacts. The gross profit margin comparison also reflects the benefit of 65 basis points from the contribution to the Apex joint venture at the beginning of the third quarter 2010 of certain of the Company’s hand tools businesses, which had lower average gross profit margins than the remainder of the Company.
In 2010, the U.S. government passed health care reform legislation which, among other provisions, imposes a 2.3% excise tax on the sale or importation of certain medical devices. These provisions apply to various products in the Company's Life Sciences and Diagnostics and Dental segments and become effective in 2013. The excise tax is expected to increase the Company's cost of sales in 2013 by approximately $35 million compared to 2012.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2012	2011	2010
Sales	$18,260.4	$16,090.5	$12,550.0
Selling, general and administrative (“SG&A”) expenses	5,181.2	4,607.7	3,603.7
Research and development (“R&D”) expenses	1,137.9	1,018.5	774.0
SG&A as a % of sales	28.4%	28.6%	28.7%
R&D as a % of sales	6.2%	6.3%	6.2%

Selling, general and administrative expenses as a percentage of sales decreased 20 basis points on a year-over-year basis for 2012 compared to 2011. Increased leverage of the Company's cost base resulting from higher sales and incremental year-over-year cost savings associated with 2011 restructuring activities (net of 2012 restructuring activities) were partially offset by incremental year-over-year investments in the Company's sales and marketing growth investments. Year-over-year comparisons were also favorably impacted by a mark to market gain on a currency swap arrangement in 2012 (refer to “Financial Instruments and Risk Management—Currency Exchange Rate Risk”). In addition, change in control payments to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition in June 2011, as well as associated restructuring and integration charges, favorably impacted the year-over-year comparison.

Selling, general and administrative expenses as a percentage of sales decreased 10 basis points on a year-over-year basis for 2011 as compared to 2010. Increased leverage of the Company’s cost base resulting from higher sales volumes during 2011 was partially offset by 60 basis points of incremental restructuring costs incurred during 2011 compared to 2010 and ongoing investments in the Company’s sales growth initiatives. In addition, change in control payments to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition adversely impacted selling, general and administrative expenses as a percentage of sales during 2011.
Research and development expenses consist principally of internal and contract engineering personnel costs. Research and development expenses have remained relatively consistent as a percentage of sales over the last three years. The increase in these expenses on a year-over-year basis is primarily attributable to the full year impact of research and development expenditures associated with recently acquired businesses, primarily Beckman Coulter, as well as incremental year-over-year investments in the Company's new product development initiatives.

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

The impact on the Company’s results of operations from (1) the contributed business prior to the formation of Apex, and (2) the Company’s equity in the earnings of Apex subsequent to the formation of Apex, is reflected in the table below ($ in millions):

	For the Year Ended December 31
	2012	2011	2010
Prior to formation of Apex
Sales	—	—	$315.6
Operating profit	—	—	41.5
Subsequent to formation of Apex
Earnings from unconsolidated joint venture	$69.9	$66.8	22.8

Earnings from unconsolidated joint venture increased $3 million for 2012 as compared to 2011, primarily due to the favorable impact of higher production volumes and Apex's actions to improve overall cost productivity. Earnings from unconsolidated joint venture increased $44 million in 2011 as compared to 2010 as 2011 reflected a full year of earnings as compared to only six months of earnings in 2010 following the closing of the formation of the joint venture in July 2010.
INTEREST COSTS
For a description of the Company’s outstanding indebtedness, refer to “–Liquidity and Capital Resources – Financing Activities and Indebtedness” below.
Interest expense of $158 million for 2012 was approximately $16 million higher than in 2011. The increase in interest expense in 2012 results primarily from the additional debt incurred during the second quarter of 2011 in connection with the Beckman Coulter acquisition. Interest expense of $142 million in 2011 was approximately $25 million higher than 2010 interest expense of $117 million. The increase in interest expense during 2011 also results primarily from the additional debt incurred in connection with the Beckman Coulter acquisition. The Company's average commercial paper borrowings were also higher in 2011 as compared to 2010, in large part due to borrowings used to partially fund the acquisition of Beckman Coulter.
Interest income of $3 million, $5 million and $6 million in 2012, 2011 and 2010, respectively, was essentially flat on a year-over-year basis.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions and changes in tax laws. For a description of the tax treatment of earnings held outside the United States, refer to “—Cash and Cash Requirements” below.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for contingent tax liabilities. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves are adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors”.

Tax Provision and Effective Tax Rate
The Company’s effective tax rate related to continuing operations for the years ended December 31, 2012, 2011 and 2010 was 23.6%, 20.9% and 22.9%, respectively.
The Company’s effective tax rate for each of 2012, 2011 and 2010 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.
The effective tax rate of 23.6% in 2012 is also lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolution of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 30 basis points in 2012.
The effective tax rate of 20.9% in 2011 is also lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions as a result of a tax ruling, court decision, and the lapse of certain tax statutes of limitations, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 240 basis points in 2011.
The Company’s 2010 effective tax rate of 22.9% is also lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolution of certain international and domestic tax positions and the lapse of certain tax statutes of limitations. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 60 basis points in 2010.
On January 2, 2013, the American Tax Relief Act of 2012 (the "Act") was signed into law which included tax relief for businesses by reinstating retroactively to January 1, 2012, certain tax benefits and credits that had expired. Included in the reinstatement were the U.S. federal research and development tax credit and the controlled foreign corporation look-through provision, which would have collectively lowered the Company's effective tax rate by approximately 75 basis points for 2012. However, as the Act was enacted in 2013, the retroactive tax benefit was not included in the 2012 effective tax rate and will be treated as a discrete benefit during the first quarter of 2013.
The effective tax rate for 2013 is expected to be approximately 24%, excluding the discrete benefit from the Act noted above. The anticipated increase from the 2012 rate is primarily attributable to changes in international tax legislation, partially offset by the benefit on 2013's effective tax rate from the reinstatement of the tax benefits under the Act noted above.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the years ended December 31, 2012, 2011 or 2010.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2012, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from its underlying common stock) by approximately $137 million. However, since the Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, the impact of market interest rate fluctuations on the Company’s fixed-rate long-term debt does not affect the Company’s results of operations or stockholders’ equity.
As of December 31, 2012, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and Euro denominated commercial paper borrowings and to a lesser extent, the Company's $300 million floating rate senior notes due 2013. As a result, the Company’s primary interest rate exposure results from changes in short-term U.S. dollar and Euro interest rates. Refer to Note 10 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2012. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2012, a 150% increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $2 million. A 150% hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2012. In 2012, a 50% increase in average market interest rates on the Company’s $300 million floating rate senior notes due 2013 would have increased the Company’s interest expense by approximately $1 million. A 50% hypothetical fluctuation is used as the Company’s actual coupon interest rates on such debt fluctuated near that amount during 2012.
Currency Exchange Rate Risk
The Company faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries. The Eurobond Notes described below provide a natural hedge to a portion of the Company’s European net asset position. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries, net of the translation effect of the Company’s Eurobond Notes, is reflected in the accumulated other comprehensive income component of stockholders’ equity. A 10% depreciation in major currencies, relative to the U.S. dollar at December 31, 2012 (net of the translation effect of the Company’s Eurobond Notes) would have resulted in a reduction of stockholders’ equity of approximately $706 million.
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
Currency exchange rates negatively impacted 2012 sales by 2.0% on a year-over-year basis as the U.S. dollar was, on average, stronger against other major currencies during 2012 as compared to exchange rate levels during 2011. The U.S. dollar's strength against other major currencies throughout the majority of 2012 more than offset the positive impact on sales from the slight weakening of the U.S. dollar prior to the end of the fourth quarter 2012.
If the exchange rates in effect as of December 31, 2012 were to prevail throughout 2013, currency exchange rates would positively impact 2013 sales by approximately 0.5% relative to the Company’s performance in 2012. Additional weakening of the U.S. dollar against other major currencies would further positively impact the Company’s sales and results of operations.

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
In connection with a 2011 acquisition, the Company acquired a currency swap agreement that requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. As of December 31, 2012, the aggregate Japanese Yen purchase commitment was approximately ¥11.9 billion (approximately $138 million based on exchange rates as of December 31, 2012). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the Consolidated Statements of Earnings. During the years ended December 31, 2012 and 2011, the Company recorded pre-tax income of approximately $22 million and a pre-tax charge of approximately $8 million, respectively, related to changes in the fair value of this currency swap.
Credit Risk
The Company is exposed to potential credit losses in the event of nonperformance by counterparties to its financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, receivables from customers and derivatives. The Company places cash and temporary investments with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold our cash and cash equivalents. The Company’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of the Company’s customers. The Company’s businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
The Company enters into derivative transactions infrequently and with the exception of the Yen swap noted above such transactions are generally insignificant to the Company's financial condition and results of operations. These transactions are entered into only with high-quality financial institutions and exposure at any one institution is limited.
Equity Price Risk
The Company’s available-for-sale investment portfolio includes publicly traded equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2012 would have reduced the fair value of the Company’s available-for-sale investment portfolio by approximately $33 million.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer “Item 1A. Risk Factors.”

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
Following is an overview of the Company's cash flows and liquidity for the years ended December 31, 2012, 2011 and 2010:
Overview of Cash Flows and Liquidity

	For the Years Ended December 31
($ in millions)	2012	2011	2010
Total operating cash flows provided by continuing operations	$3,502.1	$2,732.1	$2,018.7

Payments for additions to property, plant and equipment	$(458.3)	$(334.5)	$(191.1)
Cash paid for acquisitions	(1,796.8)	(6,210.8)	(2,129.7)
Proceeds from sale of discontinued operations	337.5	680.1	—
Other sources	30.0	17.9	31.9
Net cash used in investing activities	$(1,887.6)	$(5,847.3)	$(2,288.9)

Proceeds from the issuance of common stock	$212.0	$1,112.5	$178.4
Purchase of treasury stock	(648.4)	—	—
Repayments of long-term debt	(61.5)	(1,602.4)	(9.4)
Proceeds from public debt offerings	—	1,785.8	—
Net proceeds from borrowings with maturities of less than 90 days	195.9	854.0	—
Payment of dividends	(86.4)	(61.3)	(52.2)
Net cash (used in) provided by financing activities	$(388.4)	$2,088.6	$116.8

•	Operating cash flows from continuing operations, a key source of the Company’s liquidity, increased $770 million, or approximately 28%, during 2012 as compared to 2011.

•
Cash paid for acquisitions constituted the most significant use of cash during 2012. The Company acquired fourteen businesses during 2012 for total consideration (net of cash acquired) of approximately $1.8 billion.

•
In January 2012, the Company completed the sale of its ASI business and, in February 2012, the Company completed the sale of its KEO business. Aggregate cash proceeds in 2012 in connection with the completed sales were $337 million.

•	The Company repurchased approximately 12.5 million shares of Company common stock in open market transactions at a cost of $648 million and an average price of approximately $52 per share.

•
The Company contributed approximately $55 million in cash to the Company’s U.S. defined benefit pension plan and approximately $53 million to the Company’s non-U.S. defined benefit pension plans during 2012.

•	The Company’s 2012 and 2011 restructuring activities used $140 million in cash during 2012.

•	As of December 31, 2012, the Company held approximately $1.7 billion of cash and cash equivalents.
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

Operating cash flows from continuing operations were $3.5 billion for 2012, an increase of $770 million, or 28% as compared to 2011. The year-over-year change in operating cash flows from 2011 to 2012 was primarily attributable to the following factors:

•	Earnings from continuing operations increased by $364 million in 2012 as compared to 2011.

•
Earnings for 2012 reflected an increase of $205 million of depreciation and amortization expense as compared to 2011. The increase in amortization expense primarily relates to the amortization of intangible assets acquired in connection with the Beckman Coulter acquisition. The increase in depreciation expense results from the fact that a majority of the Beckman Coulter customers enter into operating-type lease arrangements for the use of the business' instrumentation and each new operating-type lease arrangement entered into increases the Company's depreciable assets. The increased depreciation and amortization expense decreases earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $47 million in operating cash flows during 2012, a $16 million decline compared to 2011 during which these items provided $63 million in operating cash flows. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventory and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers.

•
Cash income tax payments from continuing operations increased by $52 million during 2012 as compared to 2011. Net cash payments for income taxes from continuing operations totaled $355 million and $303 million in 2012 and 2011, respectively.

Operating cash flows from continuing operations were $2.7 billion for 2011, an increase of $713 million, or 35% as compared to 2010. The increase in operating cash flows was primarily attributable to the increase in earnings in 2011 as compared to 2010. In addition, trade accounts receivable, inventories and accounts payable in the aggregate contributed $63 million of operating cash flows during 2011 as compared to using $195 million in operating cash flows during 2010.
In connection with the Company’s restructuring activities, the Company records appropriate accruals for the costs of closing facilities, severing personnel and, in connection with acquisitions, integrating the acquired businesses into existing Company operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with these activities. During 2012, the Company paid $140 million related to its 2012 and 2011 restructuring activities. During 2011, the Company paid approximately $49 million related to its 2011 restructuring activities. The Company anticipates cash payments of approximately $94 million during 2013 related to its 2012 restructuring activities. Please refer to Note 14 to the Consolidated Financial Statements for additional information about these expenditures.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $1.9 billion during 2012 compared to $5.8 billion of net cash used in 2011 and $2.3 billion of net cash used in 2010.
Acquisitions and Divestitures
2012 Acquisitions and Divestitures
For a discussion of the Company’s 2012 acquisitions and divestitures and the pending divestiture of the Company's ownership interest in Apex, refer to “—Overview.”

2011 Acquisitions and Divestitures
On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease and make treatment decisions. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment from the acquisition date. The Company recorded an aggregate of $3.7 billion of goodwill related to the acquisition of Beckman Coulter. The Company obtained control of Beckman Coulter on June 24, 2011 and, as a result, the earnings of Beckman Coulter are reflected in the Company’s results from June 25, 2011 forward.
The Company paid $5.5 billion in cash (net of $450 million of cash acquired) to acquire all of the outstanding shares of common stock of Beckman Coulter and assumed $1.6 billion of indebtedness in connection with the acquisition. The Company financed the acquisition of Beckman Coulter using (1) $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition.
In addition to the acquisition of Beckman Coulter, during 2011, the Company completed the acquisition of thirteen other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $669 million in cash, net of cash acquired. The additional businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $325 million.

For a discussion of the Company's April 2011 divestiture of the PSA business, please see “—Overview.”
2010 Acquisitions and Apex Joint Venture
On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which included a 50% ownership position in the AB Sciex joint venture and a 100% ownership position in Molecular Devices. In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.0 billion, including debt assumed and net of cash acquired. The aggregate sales of AB Sciex and Molecular Devices in their last completed fiscal year prior to the acquisition were $650 million and these businesses now operate within the Company’s Life Sciences & Diagnostics segment. The acquisitions of AB Sciex and Molecular Devices significantly expanded the Company’s position in the life sciences and diagnostics business and in particular established a position in the mass spectrometry market.
In addition to the acquisitions of AB Sciex and Molecular Devices, the Company acquired seventeen businesses during 2010 for aggregate consideration of approximately $1.1 billion in cash, net of cash acquired. The additional businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $440 million.
As discussed above, on July 4, 2010, the Company entered into a joint venture with Cooper, combining certain of the Company’s hand tools businesses with Cooper’s Tools business to form a new entity called Apex. The 2010 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. During the period that Cooper and the Company owned Apex, each of Cooper and the Company owned a 50% interest in Apex and had an equal number of representatives on Apex’s Board of Directors. Upon the closing of the joint venture formation, Apex simultaneously obtained a credit facility and term debt financing and used $45 million of the term debt financing to purchase from the Company certain assets of the Company’s hand tools business. In addition to the cash received for the purchase of these assets, the Company recorded a receivable from Apex of $45 million upon closing. The Company has collected all of this receivable as of December 31, 2012. As of the closing of the joint venture formation, the Company deconsolidated the financial results of its contributed businesses and began accounting for its investment in the joint venture based on the equity method of accounting. In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $291 million gain ($232 million or $0.34 per diluted share on an after-tax basis) during the third quarter 2011 associated with the transaction reflecting the difference between the book value of the contributed business that was deconsolidated and the fair value of the consideration received in exchange, including the 50% interest in Apex and the cash and receivables received from Apex in connection with the transaction. As further discussed above, in February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion.
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information technology systems. In addition, capital expenditures are made for the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $458 million in 2012, $334 million in 2011 and $191 million in 2010. The increase in capital spending in 2011 and 2012 is primarily due to the acquisition of Beckman Coulter in June 2011 and the associated capitalization of instruments subject to operating-type leases through customer arrangements. In 2013, the Company expects capital spending to approximate $500 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $388 million during 2012 compared to $2.1 billion of cash provided during 2011. The year-over-year change was primarily due to the Company's repurchase of shares of its common stock at a cost of $648 million in 2012, whereas in 2011 the Company received $1.8 billion from the issuance of the 2011 Financing Notes (as defined below).
Total debt was $5.3 billion as of December 31, 2012 and 2011. The Company’s debt as of December 31, 2012 was as follows:

•	$1.2 billion of outstanding U.S. dollar and Euro denominated commercial paper;

•	$660 million (€500 million) aggregate principal amount of 4.5% guaranteed Eurobond Notes due 2013 (the “Eurobond Notes”);

•	$300 million aggregate principal amount of floating rate senior notes due 2013 (the “2013 Notes”);

•	$400 million aggregate principal amount of 1.3% senior notes due 2014 (the “2014 Notes”);

•	$500 million aggregate principal amount of 2.3% senior notes due 2016 (the “2016 Notes”);

•	$500 million aggregate principal amount of 5.625% senior notes due 2018 (the “2018 Notes”);

•	$750 million aggregate principal amount of 5.4% senior notes due 2019 (the “2019 Notes”);

•	$600 million aggregate principal amount of 3.9% senior notes due 2021 (the “2021 Notes” and together with the 2013 Notes, 2014 Notes and 2016 Notes, the “2011 Financing Notes”);

•	$281 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$127 million of other borrowings.
The 2011 Financing Notes, the Eurobond Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.
Commercial Paper Programs and Credit Facility
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. During 2012, as commercial paper balances matured the Company either paid such balances from available cash or refinanced such balances by issuing new commercial paper. The Company issued commercial paper under the Euro commercial paper program during 2012 and as of December 31, 2012, $66 million (€50 million) of commercial paper was outstanding under this program. There was no commercial paper outstanding under the Euro program as of December 31, 2011 or at any other time during 2011.

As of December 31, 2012, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately seven days. Commercial paper balances during the year carried interest at annual rates ranging between 0.1% and 0.7% and original maturities between one and thirty-six days. The Company classified its borrowings outstanding under the commercial paper programs as of December 31, 2012, as well as its 2013 Notes and its Eurobond Notes, as long-term debt in the Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid at inception of the Credit Facility, the Company is obligated to pay an annual commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The non-performance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member's commitment amount. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper program. The Company expects to limit any borrowings under the Credit Facility to amounts that would leave sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, the Company would expect to rely on a combination of available cash, operating cash flow and the Company’s Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Company’s Credit Facility could be higher than the cost of commercial paper borrowings.
On June 17, 2011, the Company entered into a $3.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) in connection with the acquisition of Beckman Coulter. The Company reduced the commitments under the 364-Day Facility over the balance of the year and terminated the facility as of December 29, 2011. There were no outstanding borrowings under the 364-Day Facility at any time during the term of the facility.
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
2019 Notes—In March 2009, the Company completed an underwritten public offering of the 2019 Notes, which were issued at 99.93% of their principal amount, will mature on March 1, 2019 and accrue interest at the rate of 5.4% per year. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper and the balance was used for general corporate purposes, including acquisitions. The Company pays interest on the 2019 Notes semi-annually in arrears, on March 1 and September 1 of each year.
2018 Notes—In December 2007, the Company completed an underwritten public offering of the 2018 Notes, which were issued at 99.39% of their principal amount, will mature on January 15, 2018 and accrue interest at the rate of 5.625% per year. The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of the Tektronix business. The Company pays interest on the 2018 Notes semi-annually in arrears, on January 15 and July 15 of each year.
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
LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24.0 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2012, an aggregate of approximately 14 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2012, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on each of January 22, 2004 and January 22, 2011, which resulted in aggregate notes with an accreted value of approximately $1 million being redeemed by the Company for cash.
Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million of contingent interest on the LYONs for each of the years ended December 31, 2012 and 2011 and paid $2 million in contingent interest in 2010. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
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
The indentures and comparable instruments pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2012, the Company was in compliance with all of its debt covenants.

Beckman Coulter Indebtedness
In connection with the acquisition of Beckman Coulter in June 2011, the Company assumed indebtedness with a fair value of $1.6 billion (the “Beckman Coulter Notes”). During the third quarter of 2011, the Company retired substantially all of the Beckman Coulter Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Coulter Notes. The charge to earnings is reflected as loss on early extinguishment of debt in the Consolidated Statement of Earnings.
For additional details regarding the Company’s debt as of December 31, 2012 see Note 10 to the Consolidated Financial Statements.
Shelf Registration Statement
The Company maintains a “well-known seasoned issuer” shelf registration statement on Form S-3 on file with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use the net proceeds from future securities sales off this shelf registration statement for general corporate purposes, including without limitation reduction or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends and working capital. In May 2012, the Company filed a new shelf registration statement to replace the shelf registration statement that was filed in May 2009 and expired in May 2012.

On June 21, 2011, the Company used its then-current shelf registration statement to complete the underwritten public offering of 19,250,000 shares of Danaher common stock at a price to the public of $51.75 per share. The net proceeds, after deducting expenses and the underwriters' discount, were approximately $966 million and were used to fund a portion of the purchase price for Beckman Coulter. On June 23, 2011, the Company also used this shelf registration statement to complete the underwritten public offering of the 2011 Financing Notes.
Stock Repurchase Program
On May 11, 2010, the Company’s Board authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes.

Pursuant to the stock repurchase program, during the year ended December 31, 2012, the Company repurchased approximately 12.5 million shares of Company common stock in open market transactions at a cost of $648 million. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011 or 2010. As of December 31, 2012, the Company had approximately 7.5 million shares remaining for stock repurchases under the existing Board authorization. The Company expects to fund any future stock repurchases using the Company's available cash balance or proceeds from the issuance of commercial paper.
Dividends
The Company declared a regular dividend of $0.025 per share that was paid on December 28, 2012 to holders of record on December 14, 2012. Aggregate cash payments for dividends during 2012 were approximately $86 million. Dividend payments were higher in 2012 as compared to 2011 because the Company's Board determined to accelerate the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012 instead.
Cash and Cash Requirements
As of December 31, 2012, the Company held $1.7 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.3%. $625 million of this amount was held within the United States and $1.1 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Eurobond Notes and the 2013 Notes, each of which matures in 2013, the Company expects to repay the principal amounts when due under these notes using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2012 and 2011, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $9.3 billion and $7.8 billion, respectively. As of December 31, 2012, management believes that is has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2012, the Company contributed approximately $55 million to its U.S. defined benefit pension plan and approximately $53 million to its non-U.S. defined benefit pension plans. During 2013, the Company’s cash contribution requirements for its U.S. defined benefit pension plan are not expected to be significant and the Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $52 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations relating to continuing operations as of December 31, 2012 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $592 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 13 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

($ in millions)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$5,292.8	$46.0	$427.8	$2,684.3	$2,134.7
Capital Lease Obligations (b)	50.3	9.5	7.8	18.3	14.7
Total Long-Term Debt	5,343.1	55.5	435.6	2,702.6	2,149.4
Interest Payments on Long-Term Debt and Capital Lease Obligations (c)	771.6	138.4	229.3	199.1	204.8
Operating Lease Obligations (d)	750.1	201.2	286.8	162.8	99.3
Other:
Purchase Obligations (e)	898.7	851.3	43.9	3.0	0.5
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (f)	3,695.5	—	759.8	626.2	2,309.5
Total	$11,459.0	$1,246.4	$1,755.4	$3,693.7	$4,763.5

(a)	As described in Note 10 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2012. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d)
As described in Note 15 to the Consolidated Financial Statements, certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(e)
Consist of agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

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

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commitments of the Company as of December 31, 2012.

	Amount of Commitment Expiration per Period
($ in millions)	Total Amounts Committed	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$355.4	$286.4	$39.0	$12.7	$17.3
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

Legal Proceedings
Please refer to Note 16 to the Consolidated Financial Statements included in this Annual Report for information regarding certain litigation matters.
In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety”, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business (or the business operations of previously owned entities). These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that these proceedings and claims will have a material effect on its financial statements.
While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

In accordance with accounting guidance, the Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company's reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in our settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Please see Note 9 to the Consolidated Financial Statements for information about the amount of our accruals for self-insurance and litigation liability.
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
Inventories. The Company records inventory at the lower of cost or market value. The Company estimates the market value of its inventory based on assumptions for future demand and related pricing. Estimating the market value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of the Company’s markets can fluctuate significantly from period to period due to circumstances beyond the Company’s control. As a result, such fluctuations can be difficult to predict. If actual market conditions are less favorable than those projected by management, the Company could be required to reduce the value of its inventory, which would adversely impact the Company’s financial statements.
Acquired Intangibles. The Company’s business acquisitions typically result in the recognition of goodwill, in-process research and development ("IPR&D") and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The Company does not amortize goodwill but does amortize certain identifiable intangible assets, primarily customer relationships and acquired technology, over the estimated useful life of the identified asset. IPR&D is initially capitalized at fair value as an indefinite-lived intangible asset and is subject to annual impairment reviews or more often upon the occurrence of certain events. When the IPR&D project is complete, the asset is reclassified as a finite-lived intangible asset and amortized over the asset's estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment.
During 2012, accounting guidance became effective that simplifies how entities test goodwill for impairment. The guidance permits the Company to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may decide to proceed directly to the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. For 2012, the Company elected to bypass the optional qualitative assessment and performed a quantitative impairment test for all reporting units as this was determined to be the most efficient method to assess for impairment across a large spectrum of reporting units.
On an annual basis (the first day of the Company’s fiscal fourth quarter) the Company quantitatively estimates the fair value of each of its reporting units and compares the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been diminution of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event.
The Company estimates the fair value of its reporting units primarily using a market based approach. The Company estimates fair value based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent market available precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit's goodwill has been impaired.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
As of December 31, 2012, the Company had twenty-one reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to $3.9 billion. The Company’s annual goodwill impairment analysis in 2012 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 27% to approximately 804%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 15% to approximately 714%. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth.
Contingent Liabilities. As discussed above under “—Legal Proceedings”, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed above under “—Legal Proceedings”. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Revenue Recognition: The Company derives revenues from the sale of products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of a sale, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the balance must be reasonably assured. Refer to Note 1 to the Company’s Consolidated Financial Statements for a description of the Company’s revenue recognition policies. Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For fiscal 2011 and future periods, revenues for contractual arrangements consisting of multiple elements (i.e. deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The Company allocates revenue to each element in the contractual arrangement based on a selling price hierarchy that, in some instances, may require the Company to estimate the selling price of certain deliverables that are not sold on a stand-alone basis or where third party evidence of pricing is not observable. The Company’s estimate of selling price impacts the amount and timing of revenue recognized in multiple element arrangements. For transactions entered into prior to fiscal year 2011, revenue for multiple element arrangements was recognized for the separate elements when the product or services that are part of the multiple element arrangement had value on a stand-alone basis, fair value of the separate elements exists (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element was considered probable and substantially in the Company’s control. A portion of the Company’s revenues relate to lease payment arrangements, which require the Company to evaluate whether to account for the arrangement as an operating or sales type lease. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.
Stock-Based Compensation: The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. For a description of the Company’s stock-based compensation accounting practices, refer to Note 17 to the Company’s Consolidated Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate during a reporting period is materially different than its estimate, the Company’s earnings may be significantly impacted as the Company records the effect of actual experience in the period it occurs.
Pension and Other Post-retirement Benefits: Certain of the Company’s employees and retired employees are covered by defined benefit pension plans (“pension plans”) and certain eligible retirees are entitled to health care and life insurance benefits under post-retirement benefit plans (“post-retirement plans”). The Company measures its pension and post retirement plans’ assets and obligations as of the end of each year to determine the funded status of each plan. The Company recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and are reported in comprehensive income. Accounting standards require that the amounts the Company records, including the expense or income, associated with the pension and post-retirement plans be computed using actuarial valuations. For a description of the Company's pension benefit accounting practices, refer to Notes 11 and 12 to the Company's Consolidated Financial Statements.
Calculations of the amount of pension and other post-retirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. Upon the sale of the KEO business during 2012, the Danaher U.S. defined benefit pension plan became fully frozen and plan participants are therefore no longer accruing benefits under this plan. In connection with this triggering event, the Company updated the loss amortization period for actuarial gains and losses in the plan to record them over the remaining life expectancy of the plan participants, rather than over the average future working lifetime of the plan participants as had been the case before the plan became fully frozen. In addition, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables which extend the life expectancy of the participants. The impact of these changes will reduce pension expense in 2013 by $29 million compared to what would have been recorded had these changes not been made. While the Company believes that the assumptions used in calculating its pension and other post-retirement benefits costs and obligations are appropriate, changes in the assumptions (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially impacted. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $158 million ($99 million on an after tax basis) and the non-U.S. net obligation by $106 million ($79 million on an after tax basis) from the amounts recorded in the financial statements at December 31, 2012.
For 2012, the expected long-term rate of return assumption applicable to assets held in the U.S. plan has been estimated at 7.50%. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in bond funds. If the expected long-term rate of return on plan assets for 2012 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2012 would have increased $12 million (or $8 million on an after-tax basis). The Company intends to use an expected long-term rate of return assumption of 7.5% for 2013 for its U.S. plan. The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 7.10%.
For a discussion of the Company’s 2012 and anticipated 2013 defined benefit pension plan contributions, please see “—Liquidity and Capital Resources—Cash and Cash Requirements”.
Income Taxes: The Company’s income tax expense represents the current tax liability for the year and the tax benefit or expense for the net change in deferred tax liabilities and assets during the year. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statement of Earnings. For a description of the Company's income tax accounting policies, refer to Note 1 to the Company's Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Judgment is required in estimating valuation allowances. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies, and can also be impacted by changes to tax laws. Deferred tax liabilities generally represent items that have already been taken as a deduction on the

Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
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
An increase in our nominal tax rate of 1.0% would have resulted in an additional income tax provision for continuing operations for the fiscal year ended December 31, 2012 of approximately $30 million.
NEW ACCOUNTING STANDARDS
In February 2013, updated accounting guidance was issued which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2013 will not have a material impact on the Company's results of operations, financial position or cash flows.
In July 2012, updated accounting guidance was issued which allows entities to perform a qualitative assessment by applying a more likely than not scenario (defined as having a likelihood of more than 50 percent) to determine whether an indefinite-lived intangible asset is impaired. The guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 22, 2013 appears on page 63 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors of Danaher Corporation:
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 22, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors of Danaher Corporation:
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 22, 2013

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions)

	As of December 31
	2012	2011
ASSETS
Current Assets:
Cash and equivalents	$1,678.7	$537.0
Trade accounts receivable, less allowance for doubtful accounts of $121.4 and $117.4, respectively	3,267.3	3,049.9
Inventories	1,813.4	1,781.4
Prepaid expenses and other current assets	828.4	904.1
Total current assets	7,587.8	6,272.4
Property, plant and equipment, net	2,140.9	2,101.0
Investment in joint venture	548.3	521.9
Other assets	858.0	739.7
Goodwill	15,462.0	14,474.3
Other intangible assets, net	6,344.0	5,840.2
Total assets	$32,941.0	$29,949.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$55.5	$98.4
Trade accounts payable	1,546.3	1,422.4
Accrued expenses and other liabilities	2,604.3	2,651.2
Total current liabilities	4,206.1	4,172.0
Other long-term liabilities	4,363.4	3,598.9
Long-term debt	5,287.6	5,206.8
Stockholders’ Equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 774.6 and 761.1 issued; 687.5 and 687.7 outstanding, respectively	7.7	7.6
Additional paid-in capital	3,688.1	3,877.2
Retained earnings	15,379.9	13,056.9
Accumulated other comprehensive income (loss)	(59.2)	(36.9)
Total Danaher stockholders’ equity	19,016.5	16,904.8
Non-controlling interests	67.4	67.0
Total stockholders’ equity	19,083.9	16,971.8
Total liabilities and stockholders’ equity	$32,941.0	$29,949.5
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share data)

	Year Ended December 31
	2012	2011	2010
Sales	$18,260.4	$16,090.5	$12,550.0
Cost of sales	(8,846.1)	(7,913.9)	(6,145.5)
Gross profit	9,414.3	8,176.6	6,404.5
Operating costs and other:
Selling, general and administrative expenses	(5,181.2)	(4,607.7)	(3,603.7)
Research and development expenses	(1,137.9)	(1,018.5)	(774.0)
Earnings from unconsolidated joint venture	69.9	66.8	22.8
Operating profit	3,165.1	2,617.2	2,049.6
Non-operating income (expense):
Gain on contribution of businesses to joint venture	—	—	291.0
Loss on early extinguishment of debt	—	(32.9)	—
Interest expense	(157.5)	(141.6)	(117.1)
Interest income	3.2	5.1	6.1
Earnings from continuing operations before income taxes	3,010.8	2,447.8	2,229.6
Income taxes	(711.5)	(512.5)	(511.4)
Net earnings from continuing operations	2,299.3	1,935.3	1,718.2
Earnings from discontinued operations, net of income taxes	92.9	237.0	74.8
Net earnings	$2,392.2	$2,172.3	$1,793.0
Net earnings per share from continuing operations:
Basic	$3.32	$2.86	$2.63
Diluted	$3.23	$2.77	$2.53
Net earnings per share from discontinued operations:
Basic	$0.13	$0.35	$0.11
Diluted	$0.13	$0.34	$0.11
Net earnings per share:
Basic	$3.45	$3.21	$2.74
Diluted	$3.36	$3.11	$2.64
Average common stock and common equivalent shares outstanding:
Basic	693.4	676.2	653.2
Diluted	713.1	701.2	683.3
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2012	2011	2010
Net earnings	$2,392.2	$2,172.3	$1,793.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	90.8	(226.8)	0.6
Pension and post-retirement plan benefit adjustments	(139.7)	(171.2)	(26.7)
Unrealized gain on available-for-sale securities	26.6	15.7	24.6
Total other comprehensive loss, net of income taxes	(22.3)	(382.3)	(1.5)
Comprehensive income	$2,369.9	$1,790.0	$1,791.5

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Shares	Amount
Balance, January 1, 2010	358.9	$3.6	$2,074.5	$9,205.1	$346.9	$—
Net earnings for the year	—	—	—	1,793.0	—	—
Other comprehensive loss	—	—	—	—	(1.5)	—
Dividends declared	—	—	—	(52.2)	—	—
Common stock based award activity	6.0	0.1	266.4	—	—	—
Stock dividend	362.2	3.6	(3.6)	—	—	—
Common stock issued in connection with LYONs’ conversions	2.4	—	75.1	—	—	—
Non-controlling interest acquired	—	—	—	—	—	61.8
Balance, December 31, 2010	729.5	$7.3	$2,412.4	$10,945.9	$345.4	$61.8
Net earnings for the year	—	—	—	2,172.3	—	—
Other comprehensive loss	—	—	—	—	(382.3)	—
Dividends declared	—	—	—	(61.3)	—	—
Common stock issuance	19.3	0.2	966.3	—	—	—
Common stock based award activity	4.8	—	241.5	—	—	—
Common stock issued in connection with LYONs’ conversions	7.5	0.1	257.0	—	—	—
Change in non-controlling interests	—	—	—	—	—	5.2
Balance, December 31, 2011	761.1	$7.6	$3,877.2	$13,056.9	$(36.9)	$67.0
Net earnings for the year	—	—	—	2,392.2	—	—
Other comprehensive loss	—	—	—	—	(22.3)	—
Dividends declared	—	—	—	(69.2)	—	—
Common stock based award activity	9.7	0.1	321.7	—	—	—
Common stock issued in connection with LYONs’ conversions	3.8	—	137.6	—	—	—
Treasury stock purchase (12.5 shares)	—	—	(648.4)	—	—	—
Change in non-controlling interests	—	—	—	—	—	0.4
Balance, December 31, 2012	774.6	$7.7	$3,688.1	$15,379.9	$(59.2)	$67.4
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$2,392.2	$2,172.3	$1,793.0
Less earnings from discontinued operations, net of income taxes	92.9	237.0	74.8
Net earnings from continuing operations	2,299.3	1,935.3	1,718.2
Non-cash items:
Depreciation	497.8	350.7	189.7
Amortization	342.0	284.3	198.6
Stock compensation expense	109.9	95.6	88.1
Earnings from unconsolidated joint venture, net of cash dividends received	(25.4)	(18.4)	(22.8)
Pre-tax gain on contribution of businesses to joint venture	—	—	(291.0)
Change in deferred income taxes	184.9	271.4	37.6
Change in trade accounts receivable, net	(79.7)	(135.3)	(250.9)
Change in inventories	69.8	162.0	(161.7)
Change in trade accounts payable	57.0	36.6	217.2
Change in prepaid expenses and other assets	(100.3)	(111.0)	67.5
Change in accrued expenses and other liabilities	146.8	(139.1)	228.2
Total operating cash provided by continuing operations	3,502.1	2,732.1	2,018.7
Total operating cash (used in) provided by discontinued operations	(87.1)	(105.8)	65.7
Net cash provided by operating activities	3,415.0	2,626.3	2,084.4
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(458.3)	(334.5)	(191.1)
Proceeds from disposals of property, plant and equipment and other assets	30.0	8.6	1.6
Proceeds from contribution of businesses to joint venture	—	14.8	56.5
Cash paid for acquisitions	(1,796.8)	(6,210.8)	(2,129.7)
Total investing cash used in continuing operations	(2,225.1)	(6,521.9)	(2,262.7)
Total investing cash used in discontinued operations	—	(5.5)	(26.2)
Proceeds from sale of discontinued operations	337.5	680.1	—
Net cash used in investing activities	(1,887.6)	(5,847.3)	(2,288.9)
Cash flows from financing activities:
Proceeds from the issuance of common stock	212.0	1,112.5	178.4
Payment of dividends	(86.4)	(61.3)	(52.2)
Purchase of treasury stock	(648.4)	—	—
Net proceeds from borrowings (maturities of 90 days or less)	195.9	854.0	—
Proceeds from borrowings (maturities longer than 90 days)	—	1,785.8	—
Repayments of borrowings (maturities longer than 90 days)	(61.5)	(1,602.4)	(9.4)
Net cash (used in) provided by financing activities	(388.4)	2,088.6	116.8
Effect of exchange rate changes on cash and equivalents	2.7	36.4	(1.2)
Net change in cash and equivalents	1,141.7	(1,096.0)	(88.9)
Beginning balance of cash and equivalents	537.0	1,633.0	1,721.9
Ending balance of cash and equivalents	$1,678.7	$537.0	$1,633.0
See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. The Company operates in five business segments: Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies. The Company’s Test & Measurement segment is a leading global provider of electronic measurement instruments and monitoring, management and optimization tools for communications and enterprise networks and related services. The segment’s products are used in the design, development, manufacture, installation, deployment and operation of electronics equipment and communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses. The Company’s Environmental segment provides products that help protect customers' water supply and air quality and serves two primary markets: water quality and retail/commercial petroleum. The Company’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure water, potable water, wastewater, ground water and ocean water in residential, commercial, industrial and natural resource applications. The Company’s retail/commercial petroleum business is a leading worldwide provider of products and services for the retail/commercial petroleum market including vapor recovery equipment and leak detection systems. In the Life Sciences & Diagnostics segment, the Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences businesses offer a broad range of research and clinical tools that are used by scientists to study cells and cell components to gain a better understanding of complex biological matters. Pharmaceutical and biotechnology companies, universities, medical schools and research institutions use these tools to study the causes of disease, identify new therapies and test new drugs and vaccines. The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, energetic materials and engine retarder businesses.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $40 million associated with doubtful accounts for each of the years ended December 31, 2012 and 2011 and recorded $47 million in doubtful accounts in 2010.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2012 and 2011 are $175 million and $133 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio.
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
Other Assets—Other assets principally include, non-current trade receivables, non-current deferred tax assets, other investments and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 8 for the fair values of the Company’s available-for-sale securities and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over the estimated useful life of the identified asset. Other intangible assets and in-process research and development ("IPR&D") are subject to annual impairment reviews or more often upon the occurrence of certain events. IPR&D is initially capitalized at fair value and when the IPR&D project is complete, the asset is reclassified as a finite-lived intangible asset and amortized over the asset's estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. Refer to Notes 2 and 7 for additional information about the Company's goodwill and other intangible assets.
Revenue Recognition—As described above, the Company derives revenues primarily from the sale of test and measurement, environmental, life science and diagnostic, dental and industrial technologies products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of an arrangement with a customer, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the associated fee must be reasonably assured. The Company’s principal terms of sale are FOB Shipping Point and, as such, the Company primarily records revenue for product sales upon shipment. Sales arrangements entered with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the delivery criteria for revenue recognition is evaluated based on the associated shipping terms. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled. Returns for products sold are estimated and recorded as a reduction in reported revenues at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction in reported revenues at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Certain of the Company’s revenues relate to operating-type lease (“OTL”) payment arrangements. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the customer-leased instrument is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over its estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after the first two years. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a “sales-type” lease. A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
Effective January 1, 2011, the Company adopted, on a prospective basis, the provisions of recently updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements and contractual arrangements involving tangible products that include software. Consistent with these revenue recognition standards, revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. Certain subsidiaries of the Company have multiple element arrangements that include hardware, installation, training, consulting and/or post contract support (“PCS”) revenues. Generally, these are delivered within the same reporting period, except PCS, for which revenue is recognized over the service period. The Company allocates revenue to each element in the contractual arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. The Company considers relevant internal and external market factors in cases where the Company is required to estimate selling prices. Allocation of the consideration is determined at the arrangements’ inception on the basis of each element’s relative selling price.
For transactions entered into prior to January 1, 2011, revenue for multiple element arrangements was recognized for the separate elements when the product or services that are part of the multiple element arrangement had value on a stand-alone basis, fair value of the separate elements existed (or in the case of software related products, vendor specific objective evidence of fair value) and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element was considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements requires judgment, generally the fair value of each separate element is identifiable as the elements are also sold unaccompanied by other elements.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 13 for additional information.
Restructuring—The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when the associated liability is incurred. Refer to Note 14 for additional information.
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk. The Company will periodically enter into foreign currency forward contracts not exceeding twelve months to mitigate a portion of its foreign currency exchange risk. When utilized, the derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. To the extent the foreign currency forward contract qualifies as an effective hedge, changes in fair value are recognized in other comprehensive income (loss) in stockholders’ equity. The Company’s use of foreign currency forward contracts during 2012 was not significant and no such contracts were outstanding at December 31, 2012. The Company is also party to a foreign currency swap agreement acquired as a part of a business combination. The currency swap does not qualify for hedge accounting, and, as a result, changes in the fair value of the currency swap are reflected in earnings. Refer to Note 8 for additional information.

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) as of December 31 are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries ($ in millions).

	Foreign currency translation adjustment	Unrealized gain on available-for- sale securities	Unrecognized pension and post-retirement costs	Total
January 1, 2010	$610.7	$54.3	$(318.1)	$346.9
Increase (decrease)	0.6	37.9	(37.8)	0.7
Income tax (expense) benefit	—	(13.3)	11.1	(2.2)
December 31, 2010	611.3	78.9	(344.8)	345.4
(Decrease) increase	(226.8)	30.0	(261.9)	(458.7)
Income tax (expense) benefit	—	(14.3)	90.7	76.4
December 31, 2011	384.5	94.6	(516.0)	(36.9)
Increase (decrease)	90.8	42.5	(224.6)	(91.3)
Income tax (expense) benefit	—	(15.9)	84.9	69.0
December 31, 2012	$475.3	$121.2	$(655.7)	$(59.2)

See Notes 11 and 12 for additional information related to the unrecognized pension and post-retirement cost components and Note 8 for the available-for-sale securities component of accumulated other comprehensive income (loss).
Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and restricted shares, based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method.
Pension & Post-Retirement Benefit Plans—The Company measures its pension and post-retirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss).
Recently Issued Accounting Pronouncements—In February 2013, updated accounting guidance was issued which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2013 will not have a material impact on the Company's results of operations, financial position or cash flows.
In July 2012, updated accounting guidance was issued which allows entities to perform a qualitative assessment by applying a more likely than not scenario (defined as having a likelihood of more than 50 percent) to determine whether an indefinite-lived intangible asset is impaired. The guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012, with early adoption permitted. The implementation of this guidance is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

(2)	ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2012 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior year purchase price allocations were material and concluded no retrospective adjustment to prior year financial statements was required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2012.
The Company acquired fourteen businesses during 2012 for total consideration of $1.8 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of the fourteen businesses acquired at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $666 million. The Company preliminarily recorded an aggregate of $1.0 billion of goodwill related to these acquisitions.
On June 30, 2011, following the successful completion of the Company’s tender offer for all of the outstanding shares of common stock of Beckman Coulter, Inc. (“Beckman Coulter”), the Company completed the acquisition of Beckman Coulter by merging one of its indirect, wholly-owned subsidiaries with and into Beckman Coulter such that Beckman Coulter became an indirect, wholly-owned subsidiary of the Company. Beckman Coulter develops, manufactures and markets products that simplify and automate complex biomedical testing. Beckman Coulter’s diagnostic systems are found in hospitals and other clinical settings around the world and produce information used by physicians to diagnose disease and make treatment decisions. Scientists use its life science research instruments to study complex biological problems including causes of disease and potential new therapies or drugs. Beckman Coulter had revenues of $3.7 billion in 2010, and is included in the Company’s Life Sciences & Diagnostics segment from the acquisition date. The Company recorded an aggregate of $3.7 billion of goodwill related to the acquisition of Beckman Coulter. The Company obtained control of Beckman Coulter on June 24, 2011 and, as a result, the earnings of Beckman Coulter are reflected in the Company’s results from June 25, 2011 forward.
The Company paid $5.5 billion in cash (net of $450 million of cash acquired) to acquire all of the outstanding shares of common stock of Beckman Coulter and assumed $1.6 billion of indebtedness in connection with the acquisition. The Company financed the acquisition of Beckman Coulter using (1) $2.3 billion of available cash, (2) net proceeds, after expenses and the underwriters’ discount, of $966 million from the underwritten public offering of the Company’s common stock on June 21, 2011, (3) net proceeds, after expenses and the underwriters’ discount, of $1.8 billion from the underwritten public offering of senior unsecured notes on June 23, 2011, and (4) net proceeds from the sale of additional commercial paper under the Company’s U.S. commercial paper program prior to the closing of the acquisition.
In addition to the acquisition of Beckman Coulter, during 2011, the Company completed the acquisition of thirteen other businesses (including the acquisition of EskoArtwork, a leading full service solutions provider for the digital packaging design and production market), for total consideration of $669 million in cash, net of cash acquired. The additional businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of the businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $325 million. The Company recorded an aggregate of $419 million of goodwill related to these acquisitions.
On January 30, 2010, the Company completed the acquisition of the Analytical Technologies division of MDS Inc., which included a 50% ownership position in the AB Sciex joint venture and a 100% ownership position in Molecular Devices. In a separate but related transaction, the Company simultaneously completed the acquisition of the remaining 50% ownership position in AB Sciex from Life Technologies Corporation. The aggregate purchase price for the combined transactions was $1.0 billion, including debt assumed and net of cash acquired. The aggregate sales of AB Sciex and Molecular Devices in their last completed fiscal year prior to the acquisition were $650 million and these businesses now operate within the Company's Life Sciences & Diagnostics segment.
In addition, during 2010, the Company completed the acquisition of seventeen other businesses for total consideration of $1.1 billion in cash, net of cash acquired. The additional businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of these seventeen acquired businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $440 million. The

Company recorded $1.2 billion of goodwill in connection with its 2010 acquisitions, including AB Sciex and Molecular Devices.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2012, 2011 and 2010 ($ in millions):

Total	2012	2011	2010
Trade accounts receivable	$105.4	$859.5	$178.7
Inventories	97.0	812.4	171.2
Property, plant and equipment	87.5	1,042.1	84.8
Goodwill	1,015.7	4,164.7	1,157.8
Other intangible assets, primarily trade names, customer relationships and patents	768.3	2,772.4	870.9
In-process research and development	61.5	143.0	26.5
Trade accounts payable	(50.8)	(278.2)	(59.6)
Other assets and liabilities, net	(287.7)	(1,662.9)	(238.4)
Assumed debt	—	(1,640.4)	(0.9)
Non-controlling interest acquired	(0.1)	(1.8)	(61.3)
Net cash consideration	$1,796.8	$6,210.8	$2,129.7
The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisitions in 2011 and 2010 discussed above, and all of the other 2011 and 2010 acquisitions as a group ($ in millions):

2011 Acquisitions
	Beckman Coulter	Others	Total
Trade accounts receivable	$783.3	$76.2	$859.5
Inventories	774.0	38.4	812.4
Property, plant and equipment	1,036.2	5.9	1,042.1
Goodwill	3,745.8	418.9	4,164.7
Other intangible assets, primarily customer relationships, trade names and patents	2,518.0	254.4	2,772.4
In-process research and development	143.0	—	143.0
Trade accounts payable	(257.3)	(20.9)	(278.2)
Other assets and liabilities, net	(1,561.0)	(101.9)	(1,662.9)
Assumed debt	(1,640.4)	—	(1,640.4)
Attributable to non-controlling interest	—	(1.8)	(1.8)
Net cash consideration	$5,541.6	$669.2	$6,210.8

2010 Acquisitions
	AB Sciex & Molecular Devices	Others	Total
Trade accounts receivable	$102.7	$76.0	$178.7
Inventories	104.3	66.9	171.2
Property, plant and equipment	54.5	30.3	84.8
Goodwill	496.9	660.9	1,157.8
Other intangible assets, primarily customer relationships, trade names and patents	342.0	528.9	870.9
In-process research and development	7.4	19.1	26.5
Trade accounts payable	(37.9)	(21.7)	(59.6)
Other assets and liabilities, net	(30.7)	(207.7)	(238.4)
Assumed debt	(0.9)	—	(0.9)
Attributable to non-controlling interest	—	(61.3)	(61.3)
Net cash consideration	$1,038.3	$1,091.4	$2,129.7

During 2011 and 2010, in connection with completed acquisitions, the Company incurred $57 million and $36 million, respectively, of pre-tax transaction related costs, primarily banking fees, legal fees, amounts paid to other third party advisers and change in control costs. In addition, the Company’s earnings for 2011 and 2010 reflect the impact of additional pre-tax charges totaling $117 million and $54 million, respectively, associated with fair value adjustments to acquired inventory and acquired deferred revenue related to significant acquisitions. Transaction related costs and acquisition related fair value adjustments were not material to 2012 earnings.
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

	2012	2011
Sales	$18,623.8	$18,635.6
Net earnings from continuing operations	$2,304.8	$2,038.9
Diluted net earnings per share from continuing operations	$3.24	$2.88

The 2011 unaudited pro forma revenue and earnings set forth above were adjusted to exclude the impact of approximately $117 million in non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Beckman Coulter acquisition. Acquisition-related transaction costs associated with the Beckman Coulter transaction incurred by both the Company and Beckman Coulter of approximately $60 million were also excluded from the 2011 pro-forma earnings.

(3)	DISCONTINUED OPERATIONS
In January 2012, the Company completed the sale of its integrated scanning system business (the Accu-Sort ("ASI") business) for a sale price of $132 million in cash. In addition, in February 2012, the Company completed the sale of its Kollmorgen Electro-Optical ("KEO") business for a sale price of $205 million in cash. These businesses were part of the Industrial Technologies segment. ASI supplies bar code scanning and dimensional measurement systems and KEO designs, develops, manufactures and integrates highly engineered, stabilized electro-optical/ISR systems that integrate into submarines, surface ships, and combat and ground vehicles. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million or $0.13 per diluted share in its first quarter 2012 results.
In April 2011, the Company completed the divestiture of its Pacific Scientific Aerospace (“PSA”) business for a sale price of $680 million in cash. This business, which was also part of the Industrial Technologies segment and supplies safety, security and electric power components to commercial and military aerospace markets globally, had annual revenues of $377 million in 2010. The Company recorded an after-tax gain on the sale of PSA of $202 million or $0.29 per diluted share in its second quarter 2011 results.

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
The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2012	2011	2010
Net sales	$9.9	$385.8	$652.6
Operating expenses	(11.2)	(328.3)	(535.9)
Allocated interest expense	—	(2.0)	(3.6)
(Loss) earnings before income taxes	(1.3)	55.5	113.1
Income tax benefit (expense)	0.5	(20.2)	(38.3)
(Loss) earnings from discontinued operations	(0.8)	35.3	74.8
Gain on sale, net of $55.0 million and $126.0 million of related income taxes for the years ended December 31, 2012 and 2011, respectively	93.7	201.7	—
Earnings from discontinued operations, net of income taxes	$92.9	$237.0	$74.8
As of December 31, 2011, the aggregate components of assets and liabilities classified as discontinued operations and included in other current assets and other current liabilities consisted of the following ($ in millions):

Trade accounts receivable, net	$82.7
Inventories	10.5
Prepaid expenses and other	9.3
Property, plant & equipment, net	31.5
Goodwill and other intangibles, net	104.0
Total assets	$238.0
Trade accounts payable	$32.7
Accrued expenses and other	47.8
Total liabilities	$80.5

(4)	INVESTMENT IN JOINT VENTURE
On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). The 2009 sales, on a combined basis, of the two tools businesses contributed to Apex were approximately $1.2 billion. During the period that Cooper and the Company owned Apex, each of Cooper and the Company owned a 50% interest in Apex and had an equal number of representatives on Apex’s Board of Directors. Neither joint venture partner controlled the significant operating and financing activities of Apex. Upon the closing of the joint venture formation, Apex simultaneously obtained a credit facility and term debt financing and used $45 million of the term debt financing to purchase from the Company certain assets of the Company’s hand tool businesses. In addition to the cash received for the purchase of these assets, the Company recorded a receivable from Apex of $45 million upon closing which has been fully paid. As of the closing of the joint venture formation, the Company deconsolidated the financial results of its contributed businesses and began accounting for its investment in the joint venture based on the equity method of accounting.

In accordance with accounting standards applicable to non-controlling interests in subsidiaries, the Company recognized a $232 million after-tax gain ($0.34 per diluted share) during the third quarter of 2010 associated with the transaction. The gain is computed as the difference between the book value of the contributed businesses that were deconsolidated and the fair value of the consideration received in exchange, including the 50% interest in Apex and the cash and receivables received from Apex in connection with the transaction as indicated in the table below ($ in millions):

Fair value of consideration received:
Fair value of 50% equity interest received	$480.0
Cash received	45.2
Receivable from joint venture	44.8
Total fair value of consideration received	570.0
Less book value of net assets contributed	(279.0)
Pre-tax gain on contribution to joint venture	291.0
Income tax expense	(58.8)
After-tax gain on contribution to joint venture	$232.2

As a result of the Company’s continuing involvement with the joint venture, the contributed businesses were not presented as a discontinued operation. The Company recorded its equity in the earnings of Apex in an amount equal to $70 million , $67 million and $23 million for the three years ended December 31, 2012, 2011 and 2010, respectively, reflecting its 50% ownership position.
Sales and operating profit generated by the contributed business prior to the closing of the transaction and included in the Company’s consolidated results of operations during the year ended December 31, 2010 were $316 million and $42 million, respectively.
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company expects to realize after-tax net proceeds of approximately $650 million and recognize an after-tax gain of approximately $138 million or $0.19 per diluted share from the sale in the first quarter of 2013.

(5)	INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2012	2011
Finished goods	$899.9	$930.9
Work in process	291.2	262.2
Raw materials	622.3	588.3
	$1,813.4	$1,781.4
At December 31, 2012 and 2011, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

(6)	PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2012	2011
Land and improvements	$181.0	$180.1
Buildings	954.1	937.4
Machinery and equipment	2,210.8	2,117.7
Customer-leased instruments	757.3	531.8
	4,103.2	3,767.0
Less accumulated depreciation	(1,962.3)	(1,666.0)
	$2,140.9	$2,101.0

(7)	GOODWILL & OTHER INTANGIBLE ASSETS
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
During 2012, accounting guidance became effective that simplifies how entities test goodwill for impairment. The guidance permits the Company to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Alternatively, the Company may decide to proceed directly to the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. For 2012, the Company elected to bypass the optional qualitative assessment and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across a large spectrum of reporting units.
The Company estimates the fair value of its reporting units primarily using a market based approach. The market based approach is based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company's reporting units, in addition to recent available market precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows and transactions and marketplace data. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit's goodwill has been impaired.
As of December 31, 2012, the Company had twenty-one reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from approximately $7 million to approximately $3.9 billion. The Company’s annual impairment test was performed as of the first day of the Company’s fiscal fourth quarters of 2012, 2011 and 2010 and no impairment was identified in any period. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units typically decreases as such businesses are integrated into the Company and positioned for improved future earnings growth. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during 2012 and 2011 ($ in millions).

	Test & Measurement	Environmental	Life Sciences & Diagnostics	Dental	Industrial Technologies	Total
Balance, January 1, 2011	$3,001.6	$1,383.6	$2,122.4	$2,114.5	$1,771.6	$10,393.7
Attributable to 2011 acquisitions	35.4	90.6	3,758.3	2.8	277.6	4,164.7
Adjustments due to finalization of purchase price allocations	0.4	(3.9)	(5.7)	26.8	—	17.6
Effect of foreign currency translation	0.6	(21.1)	(33.0)	(22.0)	(26.2)	(101.7)
Balance, December 31, 2011	3,038.0	1,449.2	5,842.0	2,122.1	2,023.0	14,474.3
Attributable to 2012 acquisitions	187.9	104.6	356.2	32.6	334.4	1,015.7
Adjustments due to finalization of purchase price allocations	(2.5)	(6.8)	(0.9)	(1.6)	0.9	(10.9)
Effect of foreign currency translation	(1.3)	7.9	(58.4)	14.9	19.8	(17.1)
Balance, December 31, 2012	$3,222.1	$1,554.9	$6,138.9	$2,168.0	$2,378.1	$15,462.0

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite–Lived Intangibles:
Patents and technology	$1,289.2	$(499.5)	$1,180.0	$(384.8)
Customer relationships and other intangibles	3,528.1	(863.8)	3,009.0	(633.2)
Total finite–lived intangibles	4,817.3	(1,363.3)	4,189.0	(1,018.0)
Indefinite–Lived Intangibles:
Trademarks and trade names	2,890.0	—	2,669.2	—
Total intangibles	$7,707.3	$(1,363.3)	$6,858.2	$(1,018.0)

During 2012, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships and patents, with a weighted average life of 13 years. Refer to Note 2 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2012, 2011 and 2010 was $342 million, $284 million and $199 million, respectively. Based on the intangible assets recorded as of December 31, 2012, amortization expense is estimated to be $364 million during 2013, $327 million during 2014, $294 million during 2015, $265 million during 2016 and $238 million during 2017.

(8)	FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair value and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012:
Assets:
Available-for-sale securities	$329.5	—	—	$329.5
Liabilities:
Deferred compensation plans	—	$64.5	—	64.5
Currency swap agreement	—	24.9	—	24.9
December 31, 2011:
Assets:
Available-for-sale securities	$287.0	—	—	$287.0
Liabilities:
Deferred compensation plans	—	$58.2	—	58.2
Currency swap agreement	—	53.9	—	53.9

Available-for-sale securities are measured at fair value using quoted market prices in an active market and are included in other long-term assets in the accompanying Consolidated Balance Sheets.
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until after their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheets (refer to Note 9). Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
In connection with a 2011 acquisition, the Company acquired a currency swap agreement that requires the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. As of December 31, 2012, the aggregate Japanese Yen purchase commitment was approximately ¥11.9 billion (approximately $138 million based on exchange rates as of December 31, 2012). The currency swap does not qualify for hedge accounting and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. During the years ended December 31, 2012 and 2011, the Company recorded pre-tax income of approximately $22 million and a pre-tax charge of approximately $8 million, respectively, related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.
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

The carrying amounts and fair values of financial instruments as of December 31, 2012 and 2011 were as follows ($ in millions):

	2012		2011
	Carrying Amount	Fair Value (1)	Carrying Amount	Fair Value
Financial Assets:
Available-for-sale securities	$329.5	$329.5	$287.0	$287.0
Liabilities:
Short-term borrowings	55.5	55.5	98.4	98.4
Long-term borrowings	5,287.6	5,917.3	5,206.8	5,790.1
Currency swap agreement	24.9	24.9	53.9	53.9

(1)
Effective January 1, 2012, the Company is required to disclose, on a prospective basis, the level within the fair value hierarchy at which the fair values of the financial instruments are categorized. As of December 31, 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2.

The fair values of available-for-sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs' conversion features. The available-for-sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of short-term borrowings, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, approximate the carrying amounts due to the short-term maturities of these instruments.
Refer to Note 11 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

(9)	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 include the following ($ in millions):

	2012		2011
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$767.7	$332.1	$773.7	$269.9
Restructuring	103.7	—	124.2	—
Claims, including self-insurance and litigation	126.9	82.9	128.7	88.8
Pension and post-retirement benefits	68.2	1,367.2	71.8	1,160.3
Environmental and regulatory compliance	48.3	94.2	48.9	92.3
Taxes, income and other	194.5	2,286.3	234.0	1,841.9
Deferred revenue	730.0	105.2	645.0	75.7
Sales and product allowances	171.5	2.0	140.1	1.5
Warranty	125.7	15.0	121.9	15.0
Attributable to discontinued operations	—	—	80.5	—
Other	267.8	78.5	282.4	53.5
	$2,604.3	$4,363.4	$2,651.2	$3,598.9

(10)	FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2012	2011
Commercial paper	$1,224.5	$977.3
4.5% guaranteed Eurobond Notes due 2013 (€500 million) (the “Eurobond Notes”)	659.8	647.3
Floating rate senior notes due 2013 (the “2013 Notes”)	300.0	300.0
1.3% senior notes due 2014 (the “2014 Notes”)	400.0	400.0
2.3% senior notes due 2016 (the “2016 Notes”)	500.0	500.0
5.625% senior notes due 2018 (the “2018 Notes”)	500.0	500.0
5.4% senior notes due 2019 (the “2019 Notes”)	750.0	750.0
3.9% senior notes due 2021 (the “2021 Notes”)	600.0	600.0
Zero-coupon LYONs due 2021	281.4	379.6
Other	127.4	251.0
Subtotal	5,343.1	5,305.2
Less – currently payable	55.5	98.4
Long-term debt	$5,287.6	$5,206.8

The 2013 Notes, the 2014 Notes, the 2016 Notes and the 2021 Notes are collectively referred to as the “2011 Financing Notes”. The 2011 Financing Notes, the Eurobond Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.

Commercial Paper Program and Credit Facility
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. The Company issued commercial paper under the Euro commercial paper program during 2012 and as of December 31, 2012, $66 million (€50 million) of commercial paper was outstanding under this program. There was no commercial paper outstanding under the Euro program as of December 31, 2011 or at any other time during 2011.
As of December 31, 2012, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately seven days. The Company classified its borrowings outstanding under the commercial paper programs as of December 31, 2012, as well as its 2013 Notes and its Eurobond Notes, as long-term debt in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid at inception of the Credit Facility, the Company is obligated to pay an annual commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2012, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The non-performance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member's commitment amount. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper program. The Company expects to limit any borrowings under the Credit Facility to amounts that would leave sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
On June 17, 2011, the Company entered into a $3.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) in connection with the acquisition of Beckman Coulter. The Company reduced the commitments under the 364-Day Facility over the balance of the year and terminated the facility as of December 29, 2011. There were no outstanding borrowings under the 364-Day Facility at any time during the term of the facility.
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
2019 Notes—In March 2009, the Company completed an underwritten public offering of the 2019 Notes, which were issued at 99.93% of their principal amount, will mature on March 1, 2019 and accrue interest at the rate of 5.4% per year. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper and the balance was used for general corporate purposes, including acquisitions. The Company pays interest on the 2019 Notes semi-annually in arrears, on March 1 and September 1 of each year.
2018 Notes—In December 2007, the Company completed an underwritten public offering of the 2018 Notes, which were issued at 99.39% of their principal amount, will mature on January 15, 2018 and accrue interest at the rate of 5.625% per year. The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of the Tektronix business. The Company pays interest on the 2018 Notes semi-annually in arrears, on January 15 and July 15 of each year.
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
LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2012, an aggregate of approximately 14 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2012, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on each of January 22, 2004 and January 22, 2011, which resulted in aggregate notes with an accreted value of approximately $1 million being redeemed by the Company for cash. Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million of contingent interest on the LYONs for each of the years ended December 31, 2012 and 2011 and paid $2 million in contingent interest in 2010. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
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
The indentures and comparable instruments pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2012, the Company was in compliance with all of its debt covenants.
Beckman Coulter Indebtedness
In connection with the acquisition of Beckman Coulter in June 2011, the Company assumed indebtedness with a fair value of $1.6 billion (the “Beckman Coulter Notes”). During the third quarter of 2011, the Company retired substantially all of the Beckman Coulter Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded an approximate $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Coulter Notes. The charge to earnings is reflected as a loss on early extinguishment of debt in the accompanying Consolidated Statement of Earnings.
Other
The minimum principal payments during the next five years are as follows: 2013 - $55 million, 2014 - $407 million, 2015 - $29 million, 2016 - $2,689 million, 2017 - $14 million and $2,149 million thereafter.
The Company made interest payments of approximately $150 million, $133 million and $107 million in 2012, 2011 and 2010, respectively.

(11)	PENSION BENEFIT PLANS
The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. During 2012, all remaining benefit accruals under the U.S. plans ceased. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31, 2012 and 2011 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2012	2011	2012	2011
Change in pension benefit obligation:
Benefit obligation at beginning of year	$2,316.1	$1,382.4	$1,038.5	$685.4
Service cost	5.6	15.0	23.9	17.4
Interest cost	101.8	91.1	42.5	39.2
Employee contributions	—	—	6.5	5.7
Benefits paid and other	(163.6)	(120.3)	(41.5)	(38.8)
Acquisitions	—	852.7	37.1	323.5
Actuarial loss	277.8	159.2	108.3	49.2
Amendments, settlements and curtailments	(31.5)	(64.0)	(13.5)	(16.5)
Foreign exchange rate impact	—	—	26.4	(26.6)
Benefit obligation at end of year	2,506.2	2,316.1	1,228.2	1,038.5
Change in plan assets:
Fair value of plan assets at beginning of year	1,735.4	1,073.6	642.9	406.7
Actual return on plan assets	202.7	(0.7)	53.7	8.2
Employer contributions	55.4	131.9	53.0	45.4
Employee contributions	—	—	6.5	5.6
Plan settlements	(29.9)	—	(13.4)	(12.7)
Benefits paid and other	(163.6)	(120.3)	(41.6)	(38.8)
Acquisitions	—	650.9	36.1	243.3
Foreign exchange rate impact	—	—	18.2	(14.8)
Fair value of plan assets at end of year	1,800.0	1,735.4	755.4	642.9
Funded status	(706.2)	(580.7)	(472.8)	(395.6)
Less: Funded status attributable to discontinued operations	—	1.9	—	4.6
Accrued benefit cost – continuing operations	$(706.2)	$(578.8)	$(472.8)	$(391.0)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Discount rate	3.90%	4.50%	3.45%	4.10%
Rate of compensation increase	N/A	4.00%	3.00%	3.00%

Components of net periodic pension cost ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2012	2011	2012	2011
Service cost	$5.6	$15.0	$23.9	$17.4
Interest cost	101.8	91.1	42.5	39.2
Expected return on plan assets	(129.9)	(115.2)	(32.8)	(27.4)
Amortization of prior service credit	—	—	(0.2)	(0.3)
Amortization of net loss	44.3	28.9	4.7	3.3
Curtailment and settlement losses (gains) recognized	0.3	(3.3)	1.5	1.2
Net periodic pension cost	$22.1	$16.5	$39.6	$33.4

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Discount rate	4.50%	5.20%	4.10%	4.70%
Expected long-term return on plan assets	7.50%	8.00%	4.95%	4.90%
Rate of compensation increase	N/A	4.00%	3.00%	3.00%

The discount rate reflects the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. Upon the sale of the KEO business during 2012, the Danaher U.S. defined benefit pension plan became fully frozen and plan participants are therefore no longer accruing benefits under this plan. In connection with this triggering event, the Company updated the loss amortization period for actuarial gains and losses in the plan to record them over the remaining life expectancy of the plan participants, rather than over the average future working lifetime of the plan participants as had been the case before the plan became fully frozen. In addition, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables which extend the life expectancy of the participants.

Included in accumulated other comprehensive loss as of December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($2 million, net of tax) and unrecognized actuarial losses of $1.0 billion ($639 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2012. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2013 is $0.2 million ($0.1 million, net of tax) and $36 million ($23 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2013.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2012, 2011 and 2010, the Company used an expected long-term rate of return assumption of 7.5%, 8.0% and 8.0%, respectively, for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.5% for 2013 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.25% to 7.10% and 1.25% to 7.90% in 2012 and 2011, respectively, with a weighted average rate of return assumption of 4.95% and 4.90% in 2012 and 2011, respectively.
Plan Assets
The U.S. plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in individual equity securities or funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments, such as venture capital funds and partnerships. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the U.S. plan asset portfolio is invested in bond funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the financial statements.
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2012, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$22.5	$—	$—	$22.5
Equity securities:
Common stock	298.5	21.4	—	319.9
Preferred stock	15.1	—	—	15.1
Fixed income securities:
Corporate bonds	—	155.9	—	155.9
Government issued	—	5.0	—	5.0
Mutual funds	540.2	414.4	—	954.6
Common/collective trusts	—	664.9	—	664.9
Venture capital and partnerships	—	—	163.9	163.9
Real estate	—	—	150.5	150.5
Insurance contracts	—	103.1	—	103.1
Total	$876.3	$1,364.7	$314.4	$2,555.4

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2011, by asset category were as follows ($ in millions):

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
The table below sets forth a summary of changes in the fair value of the Level 3 investments for the years ended December 31, 2012 and 2011 ($ in millions):

	Common Stock	Venture Capital and Partnerships	Real Estate	Total
Balance, January 1, 2011	$0.7	$62.6	$101.7	$165.0
Actual return on plan assets:
— Relating to assets sold during the period	—	—	0.9	0.9
— Relating to assets still held at December 31, 2011	—	(16.0)	8.6	(7.4)
Acquisitions	—	114.2	40.2	154.4
Purchases	—	7.0	2.3	9.3
Sales	(0.7)	(1.3)	(1.7)	(3.7)
Settlements	—	(2.6)	—	(2.6)
Balance, December 31, 2011	$—	$163.9	$152.0	$315.9
Actual return on plan assets:
— Relating to assets sold during the period	—	(0.3)	6.1	5.8
— Relating to assets still held at December 31, 2012	—	4.7	11.8	16.5
Acquisitions	—	—	—	—
Purchases	—	14.8	0.7	15.5
Sales	—	(19.2)	(20.1)	(39.3)
Settlements	—	—	—	—
Balance, December 31, 2012	$—	$163.9	$150.5	$314.4

Expected Contributions
During 2012, the Company contributed approximately $55 million to its U.S. defined benefit pension plan and approximately $53 million to its non-U.S. defined benefit pension plans. During 2013, the Company’s cash contribution requirements for its U.S. defined benefit pension plan are not expected to be significant. The Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are expected to be approximately $52 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2013	$143.9	$44.3	$188.2
2014	146.1	47.1	193.2
2015	150.3	47.0	197.3
2016	151.8	48.0	199.8
2017	157.0	48.3	205.3
2018-2022	792.8	271.3	1,064.1

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2012, 2011 and 2010 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $181 million, $166 million and $126 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(12)	OTHER POST-RETIREMENT EMPLOYEE BENEFIT PLANS
In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31, 2012 and 2011 ($ in millions):

	Post-Retirement Medical Benefits
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$264.8	$123.7
Service cost	1.9	1.6
Interest cost	11.0	9.5
Amendments, curtailments and other	(0.8)	2.0
Actuarial (gain) loss	(11.7)	16.0
Acquisitions	4.6	125.1
Retiree contributions	8.6	6.6
Benefits paid	(22.0)	(19.7)
Benefit obligation at end of year	256.4	264.8
Change in plan assets:
Fair value of plan assets	—	—
Funded status/accrued benefit cost	$(256.4)	$(264.8)
Attributable to discontinued operations	—	2.5
Funded status/accrued benefit cost – continuing operations	(256.4)	(262.3)

At December 31, 2012, $240 million of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability since it is not expected to be funded within one year. At December 31, 2011, $245 million of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2012	2011
Discount rate	3.90%	4.50%
Medical trend rate – initial	7.50%	7.70%
Medical trend rate – grading period	16 years	17 years
Medical trend rate – ultimate	4.50%	4.50%

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$1.4	$(1.1)
Effect on post-retirement medical benefit obligation	27.7	(23.5)
The medical trend rate used to determine the post-retirement benefit obligation was 7.50% for 2012. The rate decreases gradually to an ultimate rate of 4.50% in 2028 and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

Components of net periodic benefit cost ($ in millions):

	Post-Retirement Medical Benefits
	2012	2011
Service cost	$1.9	$1.6
Interest cost	11.0	9.5
Amortization of loss	2.8	4.0
Amortization of prior service credit	(5.7)	(5.9)
Curtailment loss	—	3.0
Net periodic benefit cost	$10.0	$12.2

Included in accumulated other comprehensive loss as of December 31, 2012 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $10 million ($7 million, net of tax) and unrecognized actuarial losses of $40 million ($26 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2012. The prior service credits and actuarial loss included in accumulated comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2013 is $5 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively.
The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

Amount
2013	$18.2
2014	18.3
2015	18.5
2016	18.9
2017	19.0
2018-2022	92.3

(13)	INCOME TAXES FROM CONTINUING OPERATIONS
Earnings from continuing operations before income taxes for the years ended December 31 consist of the following ($ in millions):

	2012	2011	2010
United States	$1,349.9	$1,168.1	$1,006.3
International	1,660.9	1,279.7	1,223.3
Total	$3,010.8	$2,447.8	$2,229.6

The provision for income taxes from continuing operations for the years ended December 31 consists of the following ($ in millions):

	2012	2011	2010
Current:
Federal U.S.	$290.5	$(6.3)	$362.2
Non-U.S.	197.2	206.0	88.7
State and local	38.9	41.4	22.8
Deferred:
Federal U.S.	175.0	265.9	45.1
Non-U.S.	0.8	(13.3)	(12.4)
State and local	9.1	18.8	5.0
Income tax provision	$711.5	$512.5	$511.4
The provision for income taxes from discontinued operations for the years ended December 31, 2012, 2011 and 2010 was $55 million, $146 million and $38 million, respectively.
Net current deferred income tax assets are reflected in prepaid expenses and other current assets and net long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 consist of the following ($ in millions):

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$18.2	$70.9
Inventories	113.9	154.5
Pension and post-retirement benefits	397.8	382.0
Environmental and regulatory compliance	26.5	35.5
Other accruals and prepayments	442.3	425.1
Stock compensation expense	111.1	114.6
Tax credit and loss carryforwards	916.4	864.0
Other	22.0	2.8
Valuation allowances	(382.5)	(316.6)
Total deferred tax asset	1,665.7	1,732.8
Deferred tax liabilities:
Property, plant and equipment	(214.2)	(258.5)
Insurance, including self–insurance	(381.2)	(195.9)
Basis difference in LYONs	(99.7)	(118.6)
Goodwill and other intangibles	(2,146.3)	(2,016.4)
Deferred service income	(71.6)	(174.7)
Unrealized gains on marketable securities	(72.7)	(56.8)
Total deferred tax liability	(2,985.7)	(2,820.9)
Net deferred tax liability	$(1,320.0)	$(1,088.1)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense. The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1.3 billion and $1.1 billion as of December 31, 2012 and

2011, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of approximately $33 million and $13 million as of December 31, 2012 and 2011, respectively.
The effective income tax rate for the years ended December 31 varies from the statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	1.1	1.0	1.4
Foreign income taxed at lower rate than U.S. statutory rate	(14.1)	(12.8)	(10.5)
Resolution of uncertain tax positions/statute expirations	(0.3)	(2.4)	(0.6)
Acquisition costs	0.1	0.4	—
Research and experimentation credits and other	1.8	(0.3)	(0.3)
Joint venture formation	—	—	(2.1)
Effective income tax rate	23.6%	20.9%	22.9%

The Company’s effective tax rate for each of 2012, 2011 and 2010 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.
The effective tax rate of 23.6% in 2012 is also lower than that U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolution of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 30 basis points in 2012.
The effective tax rate of 20.9% in 2011 is also lower than that U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions as a result of a tax ruling, court decision, and the lapse of certain tax statutes of limitations, in addition to changes in estimates related to reserves associated with prior period uncertain tax positions. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 240 basis points in 2011.
The Company's 2010 effective tax rate of 22.9% is also lower than that U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolution of certain international and domestic tax positions and the lapse of certain tax statutes of limitations. These matters have been treated as discrete items in the periods they occurred and reduced the provision for income taxes by approximately 60 basis points in 2010.
The Company made income tax payments related to continuing operations of $358 million, $303 million and $282 million in 2012, 2011 and 2010, respectively. In addition, the Company made tax payments related to discontinued operations, including the gain on the sale of ASI, KEO and PSA (refer to Note 3) totaling $55 million and $129 million in 2012 and 2011, respectively. Current income tax payable has been reduced by $70 million, $25 million, and $57 million in 2012, 2011 and 2010, respectively, for tax deductions attributable to stock-based compensation. The net income tax benefit attributable to stock-based compensation in excess of the benefit recorded for financial reporting purposes has been recorded as an increase to additional paid-in capital.
Included in deferred income taxes as of December 31, 2012 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $279 million (net of applicable valuation allowances of $377 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2013 through 2032. In addition, the Company had general business and foreign tax credit carryforwards of $255 million (net of applicable valuation allowances of $5 million) at December 31, 2012. Included in the deferred tax asset related to net operating loss carryforwards and tax credits is $164 million associated with the indirect impact of certain unrecognized tax benefits (see below).
As of December 31, 2012, gross unrecognized tax benefits totaled approximately $613 million ($534 million, net of offsetting indirect tax benefits and including $145 million associated with potential interest and penalties). As of December 31, 2011, gross unrecognized tax benefits totaled approximately $518 million ($451 million, net of offsetting indirect tax benefits and including $129 million associated with potential interest and penalties). The Company recognized approximately $34 million,

$56 million and $25 million in potential interest and penalties associated with uncertain tax positions during 2012, 2011 and 2010, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other in accrued expenses as detailed in Note 9.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2012	2011	2010
Unrecognized tax benefits, beginning of year	$518.3	$517.5	$439.3
Additions based on tax positions related to the current year	60.8	46.6	62.2
Additions for tax positions of prior years	94.7	77.1	101.8
Reductions for tax positions of prior years	(38.4)	(59.7)	(50.0)
Acquisitions	19.7	85.5	5.7
Lapse of statute of limitations	(20.7)	(124.3)	(32.8)
Settlements	(23.2)	(21.2)	(4.9)
Effect of foreign currency translation	2.0	(3.2)	(3.8)
Unrecognized tax benefits, end of year	$613.2	$518.3	$517.5

The Company and its subsidiaries are routinely examined by various taxing authorities. The Internal Revenue Service (“IRS”) has initiated examinations of the Company's consolidated income tax returns for years ending 2008 and 2009, which will be completed within the next twelve months. The IRS has proposed and management has agreed to certain adjustments to these returns which will not have a material impact on the Company's financial position or results of operations. In addition, the Company has subsidiaries in Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Norway, Singapore, Sweden, United Kingdom and various other countries, provinces and states, that are currently under audit for years ranging from 2000 through 2011.
The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2006 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2000.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $115 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.
The Company operates in various non–U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specified period. These tax benefits are not material to the Company’s financial statements.
As of December 31, 2012, the Company held $1.1 billion of cash and cash equivalents outside of the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2012 and 2011, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $9.3 billion and $7.8 billion, respectively.

(14)	RESTRUCTURING AND OTHER RELATED CHARGES
During 2012, the Company recorded pre-tax restructuring and other related charges totaling $123 million. Substantially all restructuring activities initiated in 2012 were completed by December 31, 2012 resulting in $112 million of employee severance and related charges and $11 million of facility exit and other related charges. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2013. During 2011, the Company recorded pre-tax restructuring and other related charges totaling $179 million. Substantially all planned restructuring activities related to the 2011 plans were completed by December 31, 2011 resulting in approximately $160 million of employee severance and related charges and $19 million of facility exit and other related charges. The Company did not incur significant restructuring and other related charges during the year ended December 31, 2010.
The nature of the restructuring and related activities initiated in both 2012 and 2011 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertainties in the macro-economic environment.
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
Restructuring and other related charges recorded for the year ended December 31 by segment, for years when charges were significant, are summarized in the table below ($ in millions):

	2012	2011
Test & Measurement	$22.2	$18.8
Environmental	8.0	7.5
Life Sciences & Diagnostics	51.5	100.9
Dental	9.8	28.3
Industrial Technologies	29.1	23.8
Other	2.1	—
	$122.7	$179.3

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2012 and 2011 actions ($ in millions):

	Balance as of			Balance as of
	December 31, 2011	Costs Incurred	Paid/ Settled	December 31, 2012
Restructuring charges:
Employee severance and related	$116.7	$111.6	$(131.4)	$96.9
Facility exit and related	7.5	11.1	(11.8)	6.8
Total restructuring	$124.2	$122.7	$(143.2)	$103.7

The restructuring and other related charges incurred during 2012 include cash charges of $120 million and $3 million of non-cash charges. The restructuring and other related charges incurred during 2011 include cash charges of $173 million and $6 million of non-cash charges. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2012	2011
Cost of sales	$34.1	$67.9
Selling, general and administrative expenses	88.6	111.4
	$122.7	$179.3

(15)	LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $201 million in 2013, $162 million in 2014, $125 million in 2015, $89 million in 2016, $74 million in 2017 and $99 million thereafter. Total rent expense for all operating leases was $247 million, $210 million and $146 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The following is a rollforward of the Company’s accrued warranty liability for the years ended December 31, 2012 and 2011 ($ in millions):

Balance, January 1, 2011	$127.7
Accruals for warranties issued during the period	115.2
Settlements made	(125.4)
Additions due to acquisitions	21.3
Effect of foreign currency translation	(1.9)
Balance, December 31, 2011	136.9
Accruals for warranties issued during the period	134.0
Settlements made	(134.9)
Additions due to acquisitions	4.1
Effect of foreign currency translation	0.6
Balance, December 31, 2012	$140.7

(16)	LITIGATION AND CONTINGENCIES
The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business (or the business operations of previously owned entities). These lawsuits primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that these proceedings and claims will have a material effect on its financial statements.

While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses (“stop loss” insurance) and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company's reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates are adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s net earnings. Refer to Note 9 for information about the amount of the Company’s accruals for self-insurance and litigation liability.
In addition, the Company’s operations, products and services are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the environment and establish standards for the generation, use, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with the Company's operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
In addition to environmental compliance costs, the Company from time to time incurs costs related to alleged damages associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under U.S. federal and state environmental laws. The Company has projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. The Company is also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of, or exposure to, hazardous substances.
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2012, the Company had a reserve of $143 million for environmental matters which are probable and reasonably estimable (of which $94 million are non-current), which reflects the Company's best estimate of the costs to be incurred with respect to such matters. Refer to Note 9 for additional information about the Company’s environmental reserves.
All reserves have been recorded without giving effect to any possible future third party recoveries. While the Company actively pursues insurance recoveries, as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.
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
At December 31, 2012 and 2011, the Company had approximately $355 million and $330 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its financial statements.

(17)	STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
In May 2012, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 1.0 billion shares to 2.0 billion shares, $0.01 par value per share, which was filed and became effective on May 10, 2012.
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
On May 11, 2010, the Company’s Board authorized the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company’s repurchase program. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes.

Pursuant to the stock repurchase program, during the year ended December 31, 2012, the Company repurchased approximately 12.5 million shares of Company common stock in open market transactions at a cost of $648 million. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011 or 2010. At December 31, 2012, the Company had approximately 7.5 million shares remaining for stock repurchases under the existing Board authorization.
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
RSUs issued under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. Most RSU awards granted prior to the third quarter of 2009 were granted subject to performance criteria determined by the Compensation Committee, and RSU awards granted during or after the third quarter of 2009 to members of the Company’s senior management are also subject to performance criteria. The RSUs that have been granted to employees under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan generally provide for time-based vesting over a five year period, although the specific time-based vesting terms vary depending on grant date and on whether the recipient is a member of senior management. The RSUs that have been granted to directors under the 2007 Stock Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.
Restricted shares issued under the Tektronix Plans were granted subject to certain time-based vesting restrictions such that the restricted share awards fully vested after a period of five years. The holders of these restricted shares had the right to vote such shares and receive dividends and the shares were considered issued and outstanding at the date the award was granted. As of December 31, 2012, all of the restricted shares and RSUs granted under the Tektronix Plans have fully vested.
The options, RSUs and restricted shares generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. At December 31, 2012, approximately 16 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31
	2012	2011	2010
Risk-free interest rate	0.7 – 1.7%	1.2 – 3.2%	1.4 – 3.4%
Weighted average volatility	30.1%	28.0%	28.0%
Dividend yield	0.2%	0.2%	0.2%
Expected years until exercise	6.0 – 8.5	6.0 – 8.5	6.0 – 8.5

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
The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in millions):

	Year Ended December 31
	2012	2011	2010
RSUs and restricted shares:
Pre-tax compensation expense	$61.1	$47.9	$32.2
Income tax benefit	(19.6)	(17.8)	(12.0)
RSU and restricted share expense, net of income taxes	$41.5	$30.1	$20.2
Stock options:
Pre-tax compensation expense	$48.8	$47.7	$55.9
Income tax benefit	(15.0)	(14.6)	(16.5)
Stock option expense, net of income taxes	$33.8	$33.1	$39.4
Total stock-based compensation:
Pre-tax compensation expense	$109.9	$95.6	$88.1
Income tax benefit	(34.6)	(32.4)	(28.5)
Total stock-based compensation expense, net of income taxes	$75.3	$63.2	$59.6
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2012, $131 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2012, $131 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans as of December 31, 2012 and changes during the three years ended December 31, 2012 were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	38,794	$27.57
Granted	4,425	38.26
Exercised	(7,028)	19.49
Cancelled/forfeited	(1,371)	33.62
Outstanding as of December 31, 2010	34,820	30.31
Granted	3,807	50.02
Exercised	(4,488)	25.73
Cancelled/forfeited	(1,685)	35.62
Outstanding as of December 31, 2011	32,454	32.98
Granted	4,268	52.21
Exercised	(8,133)	25.25
Cancelled/forfeited	(1,217)	40.52
Outstanding as of December 31, 2012	27,372	$37.94	6	$491,528
Vested and Expected to Vest as of December 31, 2012 (1)	26,590	$37.67	6	$484,806
Vested as of December 31, 2012	14,673	$32.91	4	$337,339

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2012 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (thousands)	Average Exercise Price	Average Remaining Life	Shares (thousands)	Average Exercise Price
$15.23 to $23.56	910	$19.93	1	904	$19.94
$23.57 to $31.26	8,167	$28.40	4	6,080	$28.65
$31.27 to $38.81	8,183	$36.44	5	5,323	$35.83
$38.82 to $46.81	2,539	$40.32	6	1,878	$40.17
$46.82 to $55.07	7,573	$51.23	9	488	$50.23
The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $226 million, $105 million and $151 million, respectively. Exercise of options during the years ended December 31, 2012, 2011 and 2010 resulted in cash receipts of $201 million, $114 million, and $134 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $75 million, $33 million, and $49 million in 2012, 2011 and 2010, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.

The following table summarizes information on unvested RSUs and restricted shares activity during the three years ended December 31, 2012:

	Number of RSUs/Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2010	5,580	$29.53
Granted	1,759	38.17
Vested	(1,877)	25.19
Forfeited	(309)	34.37
Unvested as of December 31, 2010	5,153	33.77
Granted	1,628	49.96
Vested	(405)	35.81
Forfeited	(397)	38.59
Unvested as of December 31, 2011	5,979	37.72
Granted	1,776	52.26
Vested	(1,704)	34.86
Forfeited	(466)	36.84
Unvested as of December 31, 2012	5,585	$43.29
The Company realized a tax benefit of $31 million, $7 million and $27 million in the years ended December 31, 2012, 2011 and 2010, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs and restricted shares previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2012, 1.2 million shares with an aggregate value of $65 million were withheld to satisfy the requirement. During the year ended December 31, 2011, 147 thousand shares with an aggregate value of $7 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

(18)	NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2012 and 2011, approximately 2 million and 3 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the year ended December 31, 2010.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows (in millions, except per share amounts):
For the Year Ended December 31, 2012:

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,299.3	693.4	$3.32
Adjustment for interest on convertible debentures	5.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.8
Incremental shares from assumed conversion of the convertible debentures	—	9.9
Diluted EPS	$2,305.0	713.1	$3.23

For the Year Ended December 31, 2011:

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,935.3	676.2	$2.86
Adjustment for interest on convertible debentures	7.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	11.3
Incremental shares from assumed conversion of the convertible debentures	—	13.7
Diluted EPS	$1,942.4	701.2	$2.77

For the Year Ended December 31, 2010:

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$1,718.2	653.2	$2.63
Adjustment for interest on convertible debentures	10.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.0
Incremental shares from assumed conversion of the convertible debentures	—	21.1
Diluted EPS	$1,728.8	683.3	$2.53

(19)	SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. In addition, the historical results of the hand tools related business (which was contributed to the Apex joint venture) and the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.

Detailed segment data for the years ended December 31, 2012, 2011 and 2010 is presented in the following table ($ in millions):

	2012	2011	2010
Total sales:
Test & Measurement	$3,381.0	$3,390.9	$2,832.9
Environmental	3,063.5	2,939.6	2,738.0
Life Sciences & Diagnostics	6,485.1	4,627.4	2,298.3
Dental	2,022.9	2,011.2	1,824.6
Industrial Technologies	3,307.9	3,121.4	2,540.6
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	—	315.6
	$18,260.4	$16,090.5	$12,550.0
Operating profit:
Test & Measurement	$701.2	$751.2	$572.9
Environmental	652.5	622.7	564.3
Life Sciences & Diagnostics	861.1	402.3	227.9
Dental	293.1	236.1	203.3
Industrial Technologies	685.6	655.0	513.3
Businesses contributed to Apex joint venture:
Attributable to periods prior to contribution	—	—	41.5
Equity method earnings subsequent to joint venture formation	69.9	66.8	22.8
Other	(98.3)	(116.9)	(96.4)
	$3,165.1	$2,617.2	$2,049.6
Identifiable assets (including assets held for sale):
Test & Measurement	$5,505.8	$5,280.6	$5,322.9
Environmental	3,146.6	2,784.8	2,634.9
Life Sciences & Diagnostics	13,305.2	12,888.4	4,071.7
Dental	4,079.9	4,047.5	4,120.2
Industrial Technologies	4,235.6	3,394.9	2,876.8
Other	2,667.9	1,553.3	3,190.6
	$32,941.0	$29,949.5	$22,217.1

Depreciation and amortization:
Test & Measurement	$132.3	$126.6	$107.7
Environmental	48.9	45.9	45.9
Life Sciences & Diagnostics	478.2	297.2	90.7
Dental	92.4	94.0	81.7
Industrial Technologies	80.8	65.8	51.5
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	—	6.2
Other	7.2	5.5	4.6
	$839.8	$635.0	$388.3

	2012	2011	2010
Capital expenditures, gross
Test & Measurement	$37.5	$37.7	$35.6
Environmental	29.5	29.1	25.4
Life Sciences & Diagnostics	296.8	167.0	49.6
Dental	30.2	35.4	31.8
Industrial Technologies	49.0	51.3	35.4
Businesses contributed to Apex joint venture attributable to periods prior to contribution	—	—	6.9
Other	15.3	14.0	6.4
	$458.3	$334.5	$191.1

Operations in Geographical Areas
Year Ended December 31

($ in millions)	2012	2011	2010
Sales:
United States	$7,809.8	$6,787.8	$5,703.3
Germany	1,111.3	1,189.0	928.9
China	1,443.5	1,133.2	748.7
Japan	892.8	809.4	603.0
All other (each country individually less than 5% of total sales)	7,003.0	6,171.1	4,566.1
	$18,260.4	$16,090.5	$12,550.0
Long-lived assets (Including assets held for sale):
United States	$15,980.8	$16,433.0	$9,979.4
Germany	1,957.1	1,455.8	1,398.9
All other (each country individually less than 5% of total long-lived assets)	7,415.3	5,788.3	4,773.4
	$25,353.2	$23,677.1	$16,151.7

Sales by Major Product Group
Year Ended December 31

($ in millions)	2012	2011	2010
Analytical and physical instrumentation	$6,000.8	$5,920.9	$5,206.0
Medical & dental products	8,509.1	6,653.5	4,122.9
Motion and industrial automation controls	1,592.4	1,677.1	1,517.7
Mechanics and related hand tools	330.5	305.2	590.9
Product identification	1,410.3	1,162.1	818.4
All other	417.3	371.7	294.1
	$18,260.4	$16,090.5	$12,550.0

(20)	QUARTERLY DATA-UNAUDITED ($ in millions, except per share data)
Prior period quarterly data has been reclassified to reflect businesses identified as discontinued operations. Refer to Note 3 for information regarding these discontinued operations.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,316.2	$4,553.5	$4,415.5	$4,975.2
Gross profit	2,235.5	2,355.5	2,278.0	2,545.3
Operating profit	734.9	811.3	755.8	863.1
Net earnings from continuing operations	520.0	600.2	548.7	630.4
Net earnings	612.9	600.2	548.7	630.4
Net earnings per share from continuing operations:
Basic	$0.75	$0.86	$0.79	$0.91	*
Diluted	$0.73	$0.84	$0.77	$0.89
Net earnings per share:
Basic	$0.89	$0.86	$0.79	$0.91
Diluted	$0.86	$0.84	$0.77	$0.89
* Basic net earnings per share from continuing operations does not cross add to the full year amount due to rounding.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$3,292.2	$3,635.9	$4,445.8	$4,716.6
Gross profit	1,748.9	1,917.6	2,183.1	2,327.1
Operating profit	584.9	610.0	643.1	779.2
Net earnings from continuing operations	416.8	439.6	515.4	563.5
Net earnings	429.4	648.8	523.4	570.7
Net earnings per share from continuing operations:
Basic	$0.63	$0.66	$0.75	$0.82
Diluted	$0.61	$0.64	$0.73	$0.79
Net earnings per share:
Basic	$0.65	$0.97	$0.76	$0.83
Diluted	$0.63	$0.94	$0.74	$0.80

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

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
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2012 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2013 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2013 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2013 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2013 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2013 annual meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 111 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	118
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 4.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.2
Supplemental Indenture to Senior Indenture, dated as of December 11, 2007, by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee relating to the 5.625% Senior Notes Due 2018
Incorporated by reference from Exhibit 4.2 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.3	Form of 5.625% Senior Notes due 2018	Included in Exhibit 4.2

4.4
Supplemental Indenture to Senior Indenture, dated as of March 5, 2009, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 5.4% Senior Notes due 2019
Incorporated by reference from Exhibit 4.4 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.5	Form of 5.4% Senior Notes due 2019	Included in Exhibit 4.4

4.6
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Notes due 2013
Incorporated by reference from Exhibit 4.6 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.7	Form of Floating Rate Notes due 2013	Included in Exhibit 4.6

4.8
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.3% Senior Notes due 2014
Incorporated by reference from Exhibit 4.8 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

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

4.13	Form of 3.9% Senior Notes due 2021	Included in Exhibit 4.12

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2011 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement *	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.7	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement *	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.8	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.9	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.10	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.11	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended *	Incorporated by reference from Exhibit 10.1 to Danaher Corporation's Current Report on Form 8-K filed on May 9, 2012 (Commission File Number: 1-8089)

10.12	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.13	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and as subsequently amended	Incorporated by reference from Exhibit 10.2 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012 (Commission File Number: 1-8089)

10.14	Letter Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 19, 2012

10.15	Form of Proprietary Interest Agreement for Named Executive Officers (with severance) (1)*	Incorporated by reference from Exhibit 10.33 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.16	Proprietary Interest Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 23, 2012*

10.17	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

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

10.20	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.21	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference from Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.22	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Citigroup Global Markets Inc., as Dealer, dated November 6, 2006	Incorporated by reference from Exhibit 10.24 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.23	Dealer Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Barclays Bank PLC as Dealer and Arranger, dated December 6, 2011	Incorporated by reference from Exhibit 10.23 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.24
Issuing and Paying Agency Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, dated December 6, 2011
Incorporated by reference from Exhibit 10.24 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.25	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.26	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.27	Limited Liability Company Interest Purchase Agreement by and among Danaher Corporation, Steven M. Rales and Joust Group, L.L.C., dated February 23, 2012	Incorporated by reference from Exhibit 10.28 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.28	Aircraft Time Sharing Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated December 18, 2012 (4)

10.29	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.30	Amendment to Danaher Corporation and Subsidiaries Executive Deferred Incentive Program*

11.1	Computation of per-share earnings (5)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

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
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Daniel L. Comas, Thomas P. Joyce, Jr. and James A. Lico that are substantially identical in all material respects to the form of agreement attached, except as to the name of the counterparty.

(2)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25, except as to the referenced aircraft and the name of the counterparty.

(3)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.26, except as to the referenced aircraft and, in certain cases, the name of the counterparty.

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Daniel L. Comas that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.28, except as to the name of the counterparty.

(5)	See Note 18, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Financial Statements.
(6)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 21, 2013	By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 21, 2013
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 21, 2013
Mitchell P. Rales
Chairman of the Executive Committee

/s/ MORTIMER M. CAPLIN	February 21, 2013
Mortimer M. Caplin
Director

/s/ H. LAWRENCE CULP, JR.	February 21, 2013
H. Lawrence Culp, Jr.
President, Chief Executive Officer and Director

/s/ DONALD J. EHRLICH	February 21, 2013
Donald J. Ehrlich
Director

/s/ LINDA P. HEFNER	February 21, 2013
Linda P. Hefner
Director

/s/ TERI LIST-STOLL	February 21, 2013
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 21, 2013
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 21, 2013
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 21, 2013
Alan G. Spoon
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 21, 2013
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 21, 2013
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 21, 2013
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period (a)
Year Ended December 31, 2012:
Allowances deducted from asset account
Allowance for doubtful accounts	$145.2	$39.7	$(0.7)	$4.6	(b)	$37.7	$151.1
Year Ended December 31, 2011:
Allowances deducted from asset account
Allowance for doubtful accounts	$134.2	$39.7	$(4.0)	$5.4	(b)	$30.1	$145.2
Year Ended December 31, 2010:
Allowances deducted from asset account
Allowance for doubtful accounts	$130.1	$47.3	$0.3	$6.2	(b)	$49.7	$134.2

Notes:

(a)	Amounts include allowance for doubtful accounts classified as current and non-current.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed.