Form 10-Q
period 2013-03-29
DANAHER CORP /DE/
filed 2013-04-18
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 12, 2013 was 692,707,073.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	March 29, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$2,150.7	$1,678.7
Trade accounts receivable, net	3,118.3	3,267.3
Inventories:
Finished goods	908.0	899.9
Work in process	325.4	291.2
Raw materials	633.1	622.3
Total inventories	1,866.5	1,813.4
Prepaid expenses and other current assets	774.5	828.4
Total current assets	7,910.0	7,587.8
Property, plant and equipment, net of accumulated depreciation of $2,039.1 and $1,962.3, respectively	2,109.9	2,140.9
Investment in joint venture	—	548.3
Other assets	941.6	858.0
Goodwill	15,359.4	15,462.0
Other intangible assets, net	6,148.4	6,344.0
Total assets	$32,469.3	$32,941.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$67.0	$55.5
Trade accounts payable	1,534.5	1,546.3
Accrued expenses and other liabilities	2,325.0	2,604.3
Total current liabilities	3,926.5	4,206.1
Other long-term liabilities	4,389.3	4,363.4
Long-term debt	4,404.3	5,287.6
Stockholders’ Equity:
Common stock - $0.01 par value	7.8	7.7
Additional paid-in capital	3,886.8	3,688.1
Retained earnings	16,054.5	15,379.9
Accumulated other comprehensive income (loss)	(268.0)	(59.2)
Total Danaher stockholders’ equity	19,681.1	19,016.5
Non-controlling interests	68.1	67.4
Total stockholders’ equity	19,749.2	19,083.9
Total liabilities and stockholders’ equity	$32,469.3	$32,941.0

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$4,444.7	$4,316.2
Cost of sales	(2,119.0)	(2,080.7)
Gross profit	2,325.7	2,235.5
Operating costs and other:
Selling, general and administrative expenses	(1,298.4)	(1,244.9)
Research and development expenses	(296.4)	(270.1)
Earnings from unconsolidated joint venture	—	14.4
Operating profit	730.9	734.9
Non-operating income (expense):
Gain on sale of unconsolidated joint venture	229.8	—
Interest expense	(39.2)	(39.4)
Interest income	0.9	0.7
Earnings from continuing operations before income taxes	922.4	696.2
Income taxes	(230.5)	(176.2)
Net earnings from continuing operations	691.9	520.0
Earnings from discontinued operations, net of income taxes	—	92.9
Net earnings	$691.9	$612.9
Net earnings per share from continuing operations:
Basic	$1.00	$0.75
Diluted	$0.98	$0.73
Net earnings per share from discontinued operations:
Basic	$—	$0.13
Diluted	$—	$0.13
Net earnings per share:
Basic	$1.00	$0.89	*
Diluted	$0.98	$0.86
Average common stock and common equivalent shares outstanding:
Basic	692.0	691.5
Diluted	708.4	714.0
 * Net earnings per share amount does not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Net earnings	$691.9	$612.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(256.5)	156.0
Pension and post-retirement plan benefit adjustments	5.5	7.1
Unrealized gain on available-for-sale securities	42.2	28.3
Total other comprehensive income (loss), net of income taxes	(208.8)	191.4
Comprehensive income	$483.1	$804.3

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2012	774.6	$7.7	$3,688.1	$15,379.9	$(59.2)	$67.4
Net earnings for the period	—	—	—	691.9	—	—
Other comprehensive income (loss)	—	—	—	—	(208.8)	—
Dividends declared	—	—	—	(17.3)	—	—
Common stock based award activity	2.3	—	82.0	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $28.4	3.1	0.1	116.7	—	—	—
Change in non-controlling interests	—	—	—	—	—	0.7
Balance, March 29, 2013	780.0	$7.8	$3,886.8	$16,054.5	$(268.0)	$68.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net earnings	$691.9	$612.9
Less: earnings from discontinued operations, net of income taxes	—	92.9
Net earnings from continuing operations	691.9	520.0
Non-cash items:
Depreciation	127.5	121.0
Amortization	89.3	81.3
Stock compensation expense	27.8	23.7
Earnings from unconsolidated joint venture, net of cash dividends received	66.6	(9.3)
Pre-tax gain on sale of unconsolidated joint venture	(229.8)	—
Change in trade accounts receivable, net	105.9	97.7
Change in inventories	(89.4)	(76.1)
Change in trade accounts payable	10.1	23.5
Change in prepaid expenses and other assets	43.6	84.6
Change in accrued expenses and other liabilities	(207.0)	(215.0)
Total operating cash provided by continuing operations	636.5	651.4
Total operating cash used in discontinued operations	—	(6.1)
Net cash provided by operating activities	636.5	645.3
Cash flows from investing activities:
Cash paid for acquisitions	(12.1)	(55.7)
Payments for additions to property, plant and equipment	(116.3)	(117.8)
Proceeds from sale of unconsolidated joint venture	692.0	—
All other investing activities	(8.9)	2.7
Total investing cash provided by (used in) continuing operations	554.7	(170.8)
Proceeds from sale of discontinued operations	—	337.5
Net cash provided by investing activities	554.7	166.7
Cash flows from financing activities:
Proceeds from the issuance of common stock	54.3	71.0
Payment of dividends	—	(17.3)
Net repayments of borrowings (maturities of 90 days or less)	(764.3)	(362.9)
Repayments of borrowings (maturities longer than 90 days)	(0.5)	(1.4)
Net cash used in financing activities	(710.5)	(310.6)
Effect of exchange rate changes on cash and equivalents	(8.7)	4.9
Net change in cash and equivalents	472.0	506.3
Beginning balance of cash and equivalents	1,678.7	537.0
Ending balance of cash and equivalents	$2,150.7	$1,043.3
Supplemental disclosures:
Cash interest payments	$37.7	$38.3
Cash income tax payments	$57.1	$53.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2012 and the Notes thereto included in the Company’s 2012 Annual Report on Form 10-K.
In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 2013 and December 31, 2012, and its results of operations and cash flows for the three months ended March 29, 2013 and March 30, 2012.
Accumulated Other Comprehensive Income (Loss) - Effective January 1, 2013, the Company adopted recently issued accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component for the three months ended March 29, 2013 and March 30, 2012 are summarized below ($ in millions).

	Foreign currency translation adjustments	Pension and post-retirement plan benefit adjustments		Unrealized gain on available-for- sale securities	Total
For the Three Months Ended March 29, 2013:
Balance, December 31, 2012	$475.3	$(655.7)		$121.2	$(59.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	(256.5)	—		67.5	(189.0)
Income tax expense	—	—		(25.3)	(25.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(256.5)	—		42.2	(214.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax income	—	8.4	(1)	—	8.4
Income tax expense	—	(2.9)		—	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.5		—	5.5
Net current period other comprehensive income (loss), net of income taxes	(256.5)	5.5		42.2	(208.8)
Balance, March 29, 2013	$218.8	$(650.2)		$163.4	$(268.0)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details).

	Foreign currency translation adjustments	Pension and post-retirement plan benefit adjustments	Unrealized gain on available-for- sale securities	Total
For the Three Months Ended March 30, 2012:
Balance, December 31, 2011	$384.5	$(516.0)	$94.6	$(36.9)
Net current period other comprehensive income:
Pre-tax income	156.0	11.1	45.3	212.4
Income tax expense	—	(4.0)	(17.0)	(21.0)
Net current period other comprehensive income, net of income taxes	156.0	7.1	28.3	191.4
Balance, March 30, 2012	$540.5	$(508.9)	$122.9	$154.5

Adoption of New Accounting Pronouncement - In July 2012, updated accounting guidance was issued which allows entities to perform a qualitative assessment by applying a more likely than not scenario (defined as having a likelihood of more than 50 percent) to determine whether an indefinite-lived intangible asset other than goodwill is impaired. This guidance became effective and was adopted by the Company on January 1, 2013. The Company's adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2013 and 2012 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the respective measurement period, as required. The Company evaluated whether any adjustments to the prior periods' purchase price allocations were material and concluded no retrospective adjustment to prior period financial statements was required.
During the first three months of 2013, the Company acquired one business for total consideration of $12 million in cash, net of cash acquired. The business acquired complements an existing unit of the Industrial Technologies segment. The annual sales of the business acquired at the time of acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $11 million. The Company preliminarily recorded an aggregate of $7 million of goodwill related to this acquisition.
For a description of the Company’s acquisition activity for the year ended December 31, 2012, reference is made to Note 2 of the financial statements as of and for the year ended December 31, 2012 and the Notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2013 and 2012 acquisitions as if they had occurred as of January 1, 2012. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$4,446.4	$4,439.7
Net earnings from continuing operations	692.1	524.1
Diluted net earnings per share from continuing operations	$0.98	$0.74

NOTE 3. SALE OF JOINT VENTURE
On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company's hand tool businesses with Cooper's Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). During the period that Cooper and the Company owned Apex, each of Cooper and the Company owned a 50% interest in Apex and had an equal number of representatives on Apex's Board of Directors. Neither joint venture partner controlled the significant operating and financing activities of Apex. The Company accounted for its investment in the joint venture based on the equity method of accounting.
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million and a note receivable of $38 million. The Company recognized an after-tax gain of $144 million or $0.20 per diluted share in its first quarter 2013 results in connection with this transaction. The gain is computed as the difference between the book value of the Company's investment in Apex at the time of sale and the fair value of the consideration received in exchange, as indicated in the table below ($ in millions):

Fair value of consideration received:
Cash, including $66.6 of dividends received during 2013 prior to the closing of the sale	$758.6
Note receivable	38.5
Total fair value of consideration received	797.1
Less book value of investment in unconsolidated joint venture	545.6
Other related costs and expenses	21.7
Pre-tax gain on sale of unconsolidated joint venture	229.8
Income tax expense	86.2
After-tax gain on sale of unconsolidated joint venture	$143.6

The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. The Company recorded $14 million related to its equity in the earnings of Apex during the three months ended March 30, 2012, reflecting its 50% ownership position. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.

NOTE 4. DISCONTINUED OPERATIONS
In the first quarter of 2012, the Company completed the sale of its Accu-Sort ("ASI") and Kollmorgen Electro-Optical ("KEO") businesses for an aggregate sale price of $337 million in cash. These businesses were part of the Industrial Technologies segment and had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $93.7 million or $0.13 per diluted share in its first quarter 2012 results.
The Company has reported the ASI and KEO businesses as discontinued operations in its consolidated financial statements. The results of operations prior to the businesses' sale for the three month period ended March 30, 2012 resulted in a loss from discontinued operations of $0.8 million. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued businesses’ net assets to the Company’s consolidated net assets.

NOTE 5. GOODWILL
The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during the three months ended March 29, 2013 ($ in millions):

Balance, December 31, 2012	$15,462.0
Attributable to 2013 acquisitions	6.6
Foreign currency translation & other	(109.2)
Balance, March 29, 2013	$15,359.4

The carrying value of goodwill by segment as of March 29, 2013 and December 31, 2012 is summarized as follows ($ in millions):

	March 29, 2013	December 31, 2012
Test & Measurement	$3,187.5	$3,222.1
Environmental	1,594.7	1,554.9
Life Sciences & Diagnostics	6,067.0	6,138.9
Dental	2,147.9	2,168.0
Industrial Technologies	2,362.3	2,378.1
	$15,359.4	$15,462.0

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company’s most recent annual impairment test was performed as of the first day of the Company’s fiscal fourth quarter of 2012 and no impairment was identified. There have been no "triggering" events which indicate a potential impairment in 2013. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units typically decreases as such businesses are integrated into the Company and positioned for improved future earnings growth. In measuring the fair value of its reporting units, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and transactions and market-place data. The factors used by management in its impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2013 and December 31, 2012 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 29, 2013:
Assets:
Available-for-sale securities	$397.0	—	—	$397.0
Liabilities:
Deferred compensation plans	—	$66.2	—	66.2
Currency swap agreement	—	6.4	—	6.4
December 31, 2012:
Assets:
Available-for-sale securities	$329.5	—	—	$329.5
Liabilities:
Deferred compensation plans	—	$64.5	—	64.5
Currency swap agreement	—	24.9	—	24.9

Available-for-sale securities are measured at fair value using quoted market prices in an active market and are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets.
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment (or board service, as applicable). All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
In connection with a prior acquisition, the Company acquired a currency swap agreement that required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. In January 2013, the Company terminated a portion of the currency swap agreement (¥6.0 billion of the ¥11.9 billion outstanding purchase commitment as of the termination date), reducing the Company's monthly purchase commitment to approximately ¥92 million. In connection with this partial termination of the currency swap agreement, the Company made a $10 million payment to the counterparty representing the fair value of the terminated portion of the currency swap. As of March 29, 2013, the aggregate Japanese Yen purchase commitment was approximately ¥5.7 billion (approximately $61 million based on exchange rates as of March 29, 2013). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period. During the three months ended March 29, 2013 and March 30, 2012, the Company recorded pre-tax income of approximately $8 million and $14 million, respectively, related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.

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

The carrying amounts and fair values of financial instruments as of March 29, 2013 and December 31, 2012 were as follows ($ in millions):

	March 29, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$397.0	$397.0	$329.5	$329.5
Liabilities:
Short-term borrowings	67.0	67.0	55.5	55.5
Long-term borrowings	4,404.3	4,983.0	5,287.6	5,917.3
Currency swap agreement	6.4	6.4	24.9	24.9

As of March 29, 2013 and December 31, 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2. The fair values of available-for-sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs' conversion features. The available-for-sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of short-term borrowings, as well as, cash and cash equivalents, trade accounts receivable, net and trade accounts payable, approximate the carrying amounts due to the short-term maturities of these instruments.

NOTE 7. FINANCING TRANSACTIONS
As of March 29, 2013, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of March 29, 2013 and December 31, 2012 were as follows ($ in millions):

	March 29, 2013	December 31, 2012
U.S. dollar-denominated commercial paper	$450.0	$1,224.5
4.5% guaranteed Eurobond notes due 2013 (€500 million)	641.1	659.8
Floating rate senior notes due 2013	300.0	300.0
1.3% senior notes due 2014	400.0	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	194.5	281.4
Other	135.7	127.4
Subtotal	4,471.3	5,343.1
Less – current portion	67.0	55.5
Long-term debt	$4,404.3	$5,287.6

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K.
During the three months ended March 29, 2013, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 3.1 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $28 million was transferred to additional paid-in capital as a result of the conversions.

The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of March 29, 2013, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately twenty-three days. There was no commercial paper outstanding under the Euro commercial paper program as of March 29, 2013. The Company classified its borrowings outstanding under the commercial paper programs as of March 29, 2013, as well as its floating rate senior notes due June 2013 and its Eurobond notes due July 2013, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of March 29, 2013, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 8. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans ($ in millions):

	U.S.		Non U.S.
	Three Months Ended		Three Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Service cost	$1.4	$1.5	$6.5	$5.7
Interest cost	23.7	24.9	10.4	10.7
Expected return on plan assets	(31.4)	(32.2)	(8.6)	(8.1)
Amortization of actuarial loss	7.0	9.5	2.0	1.2
Amortization of prior service credit	—	—	(0.1)	(0.1)
Settlement losses recognized	—	—	0.6	0.9
Net periodic benefit cost	$0.7	$3.7	$10.8	$10.3

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Service cost	$0.4	$0.5
Interest cost	2.1	2.7
Amortization of prior service credit	(1.6)	(1.4)
Amortization of actuarial loss	0.4	1.0
Net periodic benefit cost	$1.3	$2.8

Employer Contributions
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

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
In May 2012, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 1.0 billion shares to 2.0 billion shares, $0.01 par value per share, which was filed and became effective on May 10, 2012.

On May 11, 2010, the Company's Board of Directors (the "Board") authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company's repurchase program. The timing and amount of any shares repurchased is determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. During the three months ended March 29, 2013, neither the Company nor any "affiliated purchaser" repurchased any shares of Company common stock. As of March 29, 2013, the Company had approximately 7.5 million shares remaining for stock repurchases under the existing Board authorization.
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
For a full description of the Company’s stock-based compensation, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K. As of March 29, 2013, approximately 14 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the three months ended March 29, 2013:

Risk-free interest rate	1.11 – 1.68%
Weighted average volatility	24.2%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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

The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
RSUs and restricted shares:
Pre-tax compensation expense	$15.5	$12.7
Income tax benefit	(4.6)	(4.8)
RSU and restricted share expense, net of income taxes	$10.9	$7.9
Stock options:
Pre-tax compensation expense	$12.3	$11.0
Income tax benefit	(3.8)	(3.3)
Stock option expense, net of income taxes	$8.5	$7.7
Total stock-based compensation:
Pre-tax compensation expense	$27.8	$23.7
Income tax benefit	(8.4)	(8.1)
Total stock-based compensation expense, net of income taxes	$19.4	$15.6

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 29, 2013, $146 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately two years. As of March 29, 2013, $139 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans as of March 29, 2013 and changes during the three months ended March 29, 2013 were as follows (in thousands, except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	27,372	$37.94
Granted	1,452	60.99
Exercised	(1,626)	30.81
Cancelled/forfeited	(350)	40.12
Outstanding as of March 29, 2013	26,848	$39.59	6	$605,786
Vested and Expected to Vest as of March 29, 2013 (1)	26,140	$39.31	6	$597,126
Vested as of March 29, 2013	14,761	$33.42	4	$424,069

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2013. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the three months ended March 29, 2013 and March 30, 2012 was $47 million and $98 million, respectively. Exercise of options during the first three months of 2013 and 2012 resulted in cash receipts of $49 million and $83 million, respectively. The Company realized a tax benefit of approximately $15 million in the three months ended March 29, 2013 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following table summarizes information on unvested RSUs and restricted shares activity during the three months ended March 29, 2013:

	Number of RSUs/Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2012	5,585	$43.29
Granted	602	60.99
Vested	(684)	35.54
Forfeited	(231)	39.79
Unvested as of March 29, 2013	5,272	$46.47
The Company realized a tax benefit of approximately $14 million in the three months ended March 29, 2013 related to the vesting of RSUs. The excess tax benefit attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs and restricted shares previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first three months of 2013, approximately 270 thousand shares with an aggregate value of $17 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. RESTRUCTURING AND OTHER RELATED CHARGES
During 2012, the Company recorded pre-tax restructuring and other related charges totaling $123 million. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and in light of the uncertainties in the macro-economic environment. For a full description of the Company’s restructuring activities, reference is made to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K.
Substantially all restructuring activities initiated in 2012 were completed by December 31, 2012. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2013. The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2012 actions ($ in millions):

	Balance as of	Paid/	Balance as of
	December 31, 2012	Settled	March 29, 2013
Restructuring charges:
Employee severance and related	$96.9	$(39.2)	$57.7
Facility exit and related	6.8	(2.8)	4.0
Total restructuring	$103.7	$(42.0)	$61.7

NOTE 11. CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K.
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
The following is a rollforward of the Company’s accrued warranty liability for the three months ended March 29, 2013 ($ in millions):

Balance, December 31, 2012	$140.7
Accruals for warranties issued during the period	34.1
Settlements made	(33.8)
Effect of foreign currency translation	(1.1)
Balance, March 29, 2013	$139.9

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three months ended March 29, 2013 and March 30, 2012, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 29, 2013:
Basic EPS	$691.9	692.0	$1.00
Adjustment for interest on convertible debentures	1.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.6
Incremental shares from assumed conversion of the convertible debentures	—	7.8
Diluted EPS	$693.0	708.4	$0.98

For the Three Months Ended March 30, 2012:
Basic EPS	$520.0	691.5	$0.75
Adjustment for interest on convertible debentures	1.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	10.0
Incremental shares from assumed conversion of the convertible debentures	—	12.5
Diluted EPS	$521.6	714.0	$0.73

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. There has been no material change in total assets or liabilities by segment since December 31, 2012, except for the sale of the investment in the Apex joint venture in February 2013. Segment results are shown below ($ in millions):

	Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Test & Measurement	$855.4	$846.4	$187.3	$191.6
Environmental	725.3	694.6	135.1	129.1
Life Sciences & Diagnostics	1,567.4	1,545.9	199.3	205.9
Dental	479.8	464.7	62.9	58.9
Industrial Technologies	816.8	764.6	170.9	157.8
Equity method earnings of Apex joint venture	—	—	—	14.3
Other	—	—	(24.6)	(22.7)
	$4,444.7	$4,316.2	$730.9	$734.9

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2012 and Notes thereto, included in the Company’s 2012 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three months ended March 29, 2013.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents filed with or furnished by us to the Securities and Exchange Commission ("SEC"), in our press releases, webcasts, conference calls and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated impact from and outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those envisaged by such forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•
Conditions in the global economy, the markets we serve and the financial markets (including the automatic reductions in U.S. Federal government spending that went into effect during the first quarter of 2013, known as sequestration) may adversely affect our business and financial statements.

•	Our restructuring actions could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products decline, do not grow as anticipated or experience cyclicality.

•
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and product enhancements based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

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

•	Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our business, reputation and financial statements.

•	The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business could suffer.

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

•	Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.

•
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole sources of supply for certain materials and components could cause production interruptions, delays and inefficiencies.

•	Changes in governmental regulations may reduce demand for our products or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal and business factors could negatively affect our financial statements.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
See Part I – Item 1A of the Company’s 2012 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased modestly during the first three months of 2013 as compared to 2012 resulting in aggregate year-over-year sales growth from existing businesses. Geographically, year-over-year sales growth rates from existing businesses during the first quarter of 2013 were led primarily by the high-growth markets. Sales in high-growth markets grew at a high-single digit rate in the first three months of 2013 compared to 2012 and represented approximately 24% of the Company's total sales in the first quarter of 2013. Sales growth rates in developed markets declined slightly compared to the first quarter of 2012 with the United States essentially flat and Western Europe and Japan contracting on a year-over-year basis. The Company expects overall market conditions to remain challenging due to the continued macro-economic challenges in Western Europe and the United States. The Company's growing exposure to the high-growth markets should mitigate these negative trends and the Company expects year-over-year sales from existing businesses to grow in the second quarter of 2013 in line with the overall growth rates experienced in 2012 and the first quarter of 2013.

Acquisitions and Divestitures
During the first three months of 2013, the Company acquired one business for total consideration of $12 million in cash, net of cash acquired. The business acquired complements an existing unit of the Industrial Technologies segment. The annual sales of the business acquired at the time of acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $11 million. In addition, the Company announced another acquisition of a business to complement an existing unit of the Life Sciences & Diagnostics segment for total consideration of $300 million which closed subsequent to the end of the first quarter.
In 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company's hand tool businesses with Cooper's Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). During the period that Cooper and the Company owned Apex, each of Cooper and the Company owned a 50% interest in Apex and had an equal number of representatives on Apex's Board of Directors. Neither joint venture partner controlled the significant operating and financing activities of Apex. The Company accounted for its investment in the joint venture based on the equity method of accounting. In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received during 2013 prior to the closing of the sale) and a note receivable of $38 million. The Company recognized an after-tax gain of $144 million or $0.20 per diluted share in its first quarter 2013 results in connection with this transaction.
Currency Exchange Rates
On average, the U.S. dollar was stronger against other major currencies during the three month periods ended March 29, 2013 as compared to the comparable period of 2012. As a result, currency exchange rates negatively impacted reported sales for the three month period by approximately 1.0% as compared to the comparable period of 2012. If the currency exchange rates in effect as of March 29, 2013 were to prevail throughout the remainder of 2013, currency exchange rates would result in the reduction of the Company’s estimated 2013 revenues by approximately 0.5% on a year-over-year basis. Further strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales for the remainder of the year. Weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales on an overall basis.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended March 29, 2013 increased 3.0% compared to the three months ended March 30, 2012. Sales from existing businesses contributed 1.0% growth and sales from acquired businesses contributed 3.0% growth on a year-over-year basis. Currency translation reduced reported sales by 1.0% on a year-over-year basis.
In this report, references to sales from existing businesses refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the impact from the 2012 divestiture of certain Beckman Coulter, Inc. ("Beckman Coulter") product lines, the sales from which (prior to the divestiture) were included in sales from acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and related items because the nature, size and number of acquisitions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. References to sales volume refer to the impact of both price and unit sales.
Operating profit margins were 16.4% for the three months ended March 29, 2013 compared to 17.0% in the comparable period of 2012. Year-over-year operating profit margin comparisons benefited 20 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 45 basis points. In addition, the divestiture of the Apex joint venture in 2013 adversely impacted year-over-year operating profit margin comparisons by 35 basis points.
Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Test & Measurement	$855.4	$846.4
Environmental	725.3	694.6
Life Sciences & Diagnostics	1,567.4	1,545.9
Dental	479.8	464.7
Industrial Technologies	816.8	764.6
Total	$4,444.7	$4,316.2

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$855.4	$846.4
Operating profit	187.3	191.6
Depreciation and amortization	33.8	31.2
Operating profit as a % of sales	21.9%	22.6%
Depreciation and amortization as a % of sales	4.0%	3.7%

Components of Sales Growth	% Change Three Months Ended March 29, 2013 vs. Comparable 2012 Period
Existing businesses	—%
Acquisitions	1.5%
Currency exchange rates	(0.5)%
Total	1.0%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s instrument businesses declined at a mid-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012, due to lower demand for most product categories. Instrument demand was weak in all major geographies however demand improved sequentially in certain U.S. industrial and certain high-growth markets during the quarter. Year-over-year sales growth rates in the instrument business are expected to improve during the remainder of 2013 primarily due to easier comparisons to 2012 growth rates and continued modest sequential demand improvement and new product introductions.
Sales from existing businesses in the segment’s communications businesses grew at a low-double digit rate during the first quarter of 2013 on a year-over-year basis, primarily in North America and due largely to strong demand for network management solutions and, to a lesser extent, core network enterprise solutions. Global demand for network security and analysis solutions was also robust during the first quarter of 2013.
Operating profit margins declined 70 basis points during the three months ended March 29, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons were adversely impacted by 25 basis points as lower instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments more than offset the favorable impacts of increased sales volumes of communication business products and incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 45 basis points.

ENVIRONMENTAL
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
Environmental Selected Financial Data ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$725.3	$694.6
Operating profit	135.1	129.1
Depreciation and amortization	13.2	11.6
Operating profit as a % of sales	18.6%	18.6%
Depreciation and amortization as a % of sales	1.8%	1.7%

Components of Sales Growth	% Change Three Months Ended March 29, 2013 vs. Comparable 2012 Period
Existing businesses	1.0%
Acquisitions	4.0%
Currency exchange rates	(0.5)%
Total	4.5%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a low-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012, due primarily to strong sales of consumables and related service in North American industrial markets. Improving demand in China and the Middle East also contributed to sales growth during the three month period. Sales growth was partially offset by lower demand for the business' laboratory and process instruments on a year-over-year basis. Sales in the business’ chemical treatment solutions product line also grew on a year-over-year basis due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Sales in the business’ ultraviolet water disinfection product line declined during the period on a year-over-year basis, due primarily to lower demand from municipal end markets in most geographic regions.

Sales from existing businesses in the segment’s retail petroleum equipment businesses declined slightly during the first quarter of 2013 on a year-over-year basis. Demand for the businesses' dispenser and retail automation products increased in Russia and India but was offset by the impact of lower demand in certain other high-growth markets due to regulatory drivers that drove higher-than-usual levels of demand in the first quarter of 2012. Sales growth from developed markets was essentially flat in the quarter. The retail petroleum equipment businesses are expected to realize positive year-over-year growth rates for the remainder of 2013.
Operating profit margins were flat on a year-over-year basis during the three months ended March 29, 2013. Year-over-year operating profit margin comparisons benefited 45 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, offsetting incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 45 basis points.

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$1,567.4	$1,545.9
Operating profit	199.3	205.9
Depreciation and amortization	125.2	117.8
Operating profit as a % of sales	12.7%	13.3%
Depreciation and amortization as a % of sales	8.0%	7.6%

Components of Sales Growth	% Change Three Months Ended March 29, 2013 vs. Comparable 2012 Period
Existing businesses	2.5%
Acquisitions/divestitures	0.5%
Currency exchange rates	(1.5)%
Total	1.5%

Year-over-year price increases in the segment had a negligible impact on sales during the three months ended March 29, 2013.
Sales from existing businesses in the segment’s diagnostics business grew at a mid-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012 due to increased demand in the clinical, acute care and pathology diagnostic businesses. Strong sales of consumables and automation hardware in the clinical diagnostic business in high-growth markets more than offset weaker year-over-year sales performance in North America and Europe. Continued strong global consumable sales related to the business’ installed base of instrumentation as well as robust demand for compact blood gas analyzers drove the majority of the sales growth in the acute care diagnostic business. Increased demand for the acute care business’ cardiac care instruments, particularly in China, also contributed to year-over-year sales growth. The majority of the year-over-year sales growth in the pathology diagnostics business was driven by increased demand for histology systems primarily in high-growth markets, partially offset by lower demand for advanced staining consumables in Europe due to the transition from a distribution to a direct sales model in that region.

Sales from existing businesses in the segment’s life sciences businesses grew at a low-single digit rate during the three months ended March 29, 2013 as compared to the comparable period in 2012. Sales of the business’ broad range of mass spectrometers grew on a year-over-year basis as sales growth in the applied and clinical research markets, and to a lesser extent in the pharmaceutical market, was partially offset by sales decline in the academic research market. Geographically, sales growth in the mass spectrometry business was strong in China and North America. Strong demand for the business' confocal microscopy instrumentation in Europe, China and Japan was more than offset by lower demand for microscopy equipment in the industrial and medical end markets, primarily in North America.
Operating profit margins decreased 60 basis points during the three months ended March 29, 2013 as compared to the comparable period of 2012. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 65 basis points. Year-over-year operating profit margin comparisons were favorably impacted by 5 basis points from higher sales volumes, restructuring actions taken in the fourth quarter of 2012 and ongoing productivity improvement initiatives, but were largely offset by the impact of the incremental year-over-year costs associated with various sales, marketing and product development growth investments and the new U.S. medical device excise tax that took effect in 2013.

DENTAL
The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$479.8	$464.7
Operating profit	62.9	58.9
Depreciation and amortization	20.9	22.8
Operating profit as a % of sales	13.1%	12.7%
Depreciation and amortization as a % of sales	4.4%	4.9%

Components of Sales Growth	% Change Three Months Ended March 29, 2013 vs. Comparable 2012 Period
Existing businesses	2.5%
Acquisitions	1.0%
Currency exchange rates	(0.5)%
Total	3.0%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three month period and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s dental consumables businesses grew at a low-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012, primarily as a result of increased sales of general dentistry consumables, infection prevention and implant products. Geographically, sales of dental consumables were strong in North America, China and other high-growth markets and contracted slightly in Europe on a year-over-year basis. Sales from existing businesses in the segment’s dental equipment business grew at a mid-single digit rate on a year-over-year basis as a result of increased demand for imaging products, primarily in North America, as well as higher year-over-year sales of instruments. During the period, sales increased in all major product categories on a year-over-year basis as increased demand in North America and high-growth markets more than offset lower equipment demand in Europe.

Operating profit margins increased 40 basis points during the three months ended March 29, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons benefited 20 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, offsetting incremental year-over-year costs associated with various sales, marketing and product development growth investments. Net higher overall operating profit margins of acquired businesses also favorably impacted year-over-year comparisons by 20 basis points.

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment designs and manufactures components and systems that are typically incorporated by original equipment manufacturers and system integrators for sale into a diverse set of applications and end-markets. The businesses in this segment also provide service and support, including helping customers with integration and installation and providing services to ensure performance and up-time. The Industrial Technologies segment consists of two strategic lines of business, product identification and motion, as well as the sensors and controls, energetic materials and engine retarder businesses. The Company sold its ASI business in January 2012 and its KEO business in February 2012. These businesses were previously reported as part of the Industrial Technologies segment. The results of these discontinued operations are excluded from all periods presented in the financial information provided in the tables below.
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$816.8	$764.6
Operating profit	170.9	157.8
Depreciation and amortization	21.8	17.4
Operating profit as a % of sales	20.9%	20.6%
Depreciation and amortization as a % of sales	2.7%	2.3%

Components of Sales Growth	% Change Three Months Ended March 29, 2013 vs. Comparable 2012 Period
Existing businesses	(1.5)%
Acquisitions	8.5%
Currency exchange rates	—%
Total	7.0%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three months ended March 29, 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012, due primarily to continued demand for marking and coding equipment and related consumables. Geographically, the business experienced strong growth in Europe, North America and China. Increased year-over-year demand for the business' integrated packaging solutions product lines also contributed to the segment's existing business' sales growth in the three month period. Sales in these product lines grew in all major geographies with particular strength in high-growth markets. The Company's acquisition of X-Rite, Incorporated, a global leader in color measurement technology, in the second quarter of 2012 has expanded the product identification business into a new, adjacent market and has broadened the sales and earnings growth opportunities for the business by expanding the business' product line diversity as well as through the potential acquisition of complementary businesses.
Sales from existing businesses in the segment’s motion businesses declined at a high-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012 due to continued soft demand in the majority of end markets served, particularly technology-related end markets. Year-over-year sales declines in the industrial automation and engineered solutions product lines were partially offset by sales growth in factory automation.

Sales from existing businesses in the segment’s other businesses collectively declined at a mid-single digit rate during the three months ended March 29, 2013 as compared to the comparable period of 2012. Lower demand in the segment's sensors and controls and engine retarder businesses was partially offset by higher sales in the segment's energetic materials business.
Operating profit margins increased 30 basis points during the three months ended March 29, 2013 as compared to the comparable period of 2012. Higher sales volumes and incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, favorably impacted operating profit margins by 105 basis points on a year-over-year basis. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 75 basis points.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$4,444.7	$4,316.2
Cost of sales	(2,119.0)	(2,080.7)
Gross profit	2,325.7	2,235.5
Gross profit margin	52.3%	51.8%

Gross profit margin increased 50 basis points on a year-over-year basis for the three month period ended March 29, 2013, due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with fourth quarter 2012 restructuring activities and continued productivity improvements. In 2010, the U.S. government passed health care reform legislation which, among other provisions, imposes a 2.3% excise tax on the sale or importation of certain medical devices. These provisions apply to various products in the Company's Life Sciences and Diagnostics and Dental segments and became effective in 2013. The excise tax increased the Company's cost of sales for the three month period ended March 29, 2013 by approximately $8 million compared to 2012 and is expected to increase the Company's cost of sales for the full twelve months of 2013 by $35 million. A portion of the medical devices excise tax was recovered through price increases implemented during the quarter.

OPERATING EXPENSES

($ in millions)	Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$4,444.7	$4,316.2
Selling, general and administrative expenses	1,298.4	1,244.9
Research and development expenses	296.4	270.1
SG&A as a % of sales	29.2%	28.8%
R&D as a % of sales	6.7%	6.3%

Selling, general and administrative expenses as a percentage of sales increased 40 basis points on a year-over-year basis for the three months ended March 29, 2013. Continued investments in the Company’s sales and marketing growth initiatives was partially offset by increased leverage of the Company’s general and administrative cost base resulting from higher sales and incremental year-over-year cost savings associated with fourth quarter 2012 restructuring activities.

Research and development expenses consist principally of internal and contract engineering personnel costs. On a year-over-year basis, research and development expenses increased 40 basis points for the three months ended March 29, 2013, due primarily to incremental year-over-year investments in the Company's new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 of the Consolidated Condensed Financial Statements.
Interest expense of $39 million for the three months ended March 29, 2013 was essentially flat on a year-over-year basis.

INCOME TAXES
The Company’s effective tax rate related to continuing operations for the three months ended March 29, 2013 and March 30, 2012 was 25.0% and 25.3%, respectively. The effective tax rates in 2013 and 2012 are lower than the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the gain on the sale of the Apex joint venture resulted in a 3.5% increase in the reported tax rate for the three months ended March 29, 2013. The Company also recorded a tax benefit of approximately $19 million ($0.03 per share on a diluted basis) primarily related to the retroactive reinstatement of certain tax benefits and credits from the enactment of the American Tax Relief Act of 2012, which was partially offset by changes in estimates related to prior period uncertain tax positions. The net benefit recorded resulted in a 2.0% reduction in the reported tax rate for the three months ended March 29, 2013.
The effective tax rate from continuing operations for the balance of 2013 is forecasted to be approximately 23.5% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The mix of earnings projections by jurisdiction could fluctuate during the year. In addition, the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of tax matters around the world, tax audit settlements, statute of limitation expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes may change in future periods.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three months ended March 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Following is an overview of the Company’s cash flows and liquidity for the three months ended March 29, 2013:
Overview of Cash Flows and Liquidity

($ in millions)	Three Months Ended
	March 29, 2013	March 30, 2012
Total operating cash flows provided by continuing operations	$636.5	$651.4

Cash paid for acquisitions	$(12.1)	$(55.7)
Payments for additions to property, plant and equipment	(116.3)	(117.8)
Proceeds from sale of unconsolidated joint venture	692.0	—
Proceeds from sale of discontinued operations	—	337.5
All other investing activities	(8.9)	2.7
Net cash provided by investing activities	$554.7	$166.7

Proceeds from issuance of common stock	$54.3	$71.0
Payment of dividends	—	(17.3)
Net repayments of borrowings (maturities of 90 days or less)	(764.3)	(362.9)
Repayments of borrowings (maturities longer than 90 days)	(0.5)	(1.4)
Net cash used in financing activities	$(710.5)	$(310.6)

•	Operating cash flows from continuing operations, a key source of the Company’s liquidity, decreased $15 million, or 2%, during the first quarter of 2013 as compared to the first quarter of 2012.

•
The net repayment of borrowings with maturities of 90 days or less constituted the most significant use of cash during the first three months of 2013. The Company repaid $764 million of such borrowings during the period, primarily commercial paper borrowings.

•
In February 2013, the Company sold its investment in Apex, an unconsolidated joint venture. Aggregate cash proceeds received during the first three months of 2013 in connection with the sale were $759 million (including $67 million of dividends received during 2013 prior to the closing of the sale).

•	The Company acquired one business during the first quarter of 2013 for total consideration (net of cash acquired) of $12 million.

•	The Company’s 2012 restructuring activities used $42 million in cash during the first three months of 2013.

•	As of March 29, 2013, the Company held $2.1 billion of cash and cash equivalents.
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
Operating cash flows from continuing operations were $637 million for the first three months of 2013, a decrease of $15 million, or 2% as compared to the comparable period of 2012. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
Earnings from continuing operations increased by $172 million in the first quarter of 2013 as compared to the first quarter of 2012. The Company realized a $230 million pre-tax gain on the sale of the Apex joint venture, the proceeds for which are shown in the investing activities section of the Statement of Cash Flows and therefore do not contribute to operating cash flows.

•
Earnings for the first three months of 2013 reflected an increase of $15 million of depreciation and amortization expense as compared to the comparable period of 2012. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization expense decreases earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $27 million in operating cash flows during the first three months of 2013, compared to the comparable period of 2012 during which these items provided $45 million in operating cash flows. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers.

•	Cash income tax payments from continuing operations were approximately $3 million higher during the first quarter of 2013 as compared to the first quarter of 2012.

•	During the first three months of 2013, the Company paid $42 million related to its 2012 restructuring activities.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.
Net cash provided by investing activities was $555 million during the first three months of 2013 compared to approximately $167 million of cash provided in the first three months of 2012. For a discussion of the Company’s acquisition during the first three months of 2013 and the divestiture of the Company's ownership interest in Apex, refer to “—Overview.”

Capital expenditures for property, plant and equipment remained relatively consistent on a year-over-year basis for the first quarter of 2013 compared to 2012. For full year 2013, the Company expects capital spending to approximate $500 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $711 million during the first quarter of 2013 compared to $311 million used during the first quarter of 2012, due primarily to the net repayment of commercial paper borrowings.
For a description of the Company’s outstanding debt as of March 29, 2013, refer to Note 7 of the Consolidated Condensed Financial Statements. As of March 29, 2013, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of March 29, 2013, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately twenty-three days. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. There was no commercial paper outstanding under the Euro commercial paper program as of March 29, 2013. The Company classified its borrowings outstanding under the commercial paper programs as of March 29, 2013, as well as its floating rate senior notes due June 2013 and its Eurobond notes due July 2013, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of March 29, 2013, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 to register an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use the net proceeds from future securities sales off this shelf for general corporate purposes, including without limitation reduction or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends, and working capital.

On May 11, 2010, the Company's Board of Directors (the "Board") authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. For additional details regarding this stock repurchase authorization, please see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II - Item 2 of this Quarterly Report on Form 10-Q. As of March 29, 2013, the Company had approximately 7.5 million shares remaining for stock repurchases under the existing Board authorization.
The Company made no cash payments for dividends during the first three months of 2013 as the Company's Board determined to accelerate the quarterly dividend that would normally have been paid in January 2013 and paid it in December 2012 instead. The Company has declared a regular quarterly dividend of $0.025 per share payable on April 26, 2013 to holders of record on March 28, 2013.
Cash and Cash Requirements
As of March 29, 2013, the Company held $2.1 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.2%. $817 million of this amount was held within the United States and $1.3 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Eurobond Notes and the 2013 Notes, each of which matures in 2013, the Company expects to repay the principal amounts when due under these notes using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of March 29, 2013, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

CRITICAL ACCOUNTING POLICIES
There were no material changes during the quarter ended March 29, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2012 Annual Report on Form 10-K. There were no material changes during the quarter ended March 29, 2013 to this information reported in the Company’s 2012 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2012 Annual Report on Form 10-K.
There were no material changes during the quarter ended March 29, 2013 to the risk factors described in Danaher's 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the first quarter of 2013. On May 11, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Company's repurchase program. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of March 29, 2013, approximately 7.5 million shares remained available for repurchase pursuant to this program.
During the first quarter of 2013, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 3,099,416 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation Senior Leaders Severance Pay Plan, as amended and restated*

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	See Note 12, “Net Earnings Per Share from Continuing Operations”, to our Consolidated Condensed Financial Statements.

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 29, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Earnings for the three months ended March 29, 2013 and March 30, 2012, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 29, 2013 and March 30, 2012, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended March 29, 2013, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 29, 2013 and March 30, 2012, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	April 17, 2013	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	April 17, 2013	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer