Form 10-Q
period 2013-06-28
DANAHER CORP /DE/
filed 2013-07-18
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 12, 2013 was 695,568,931.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	June 28, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$2,324.9	$1,678.7
Trade accounts receivable, net	3,281.4	3,267.3
Inventories:
Finished goods	947.8	899.9
Work in process	327.7	291.2
Raw materials	635.5	622.3
Total inventories	1,911.0	1,813.4
Prepaid expenses and other current assets	713.7	828.4
Total current assets	8,231.0	7,587.8
Property, plant and equipment, net of accumulated depreciation of $2,146.7 and $1,962.3, respectively	2,148.9	2,140.9
Investment in joint venture	—	548.3
Other assets	998.4	858.0
Goodwill	15,535.2	15,462.0
Other intangible assets, net	6,195.5	6,344.0
Total assets	$33,109.0	$32,941.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$53.9	$55.5
Trade accounts payable	1,621.4	1,546.3
Accrued expenses and other liabilities	2,457.2	2,604.3
Total current liabilities	4,132.5	4,206.1
Other long-term liabilities	4,511.0	4,363.4
Long-term debt	4,100.9	5,287.6
Stockholders’ Equity:
Common stock - $0.01 par value	7.8	7.7
Additional paid-in capital	4,013.0	3,688.1
Retained earnings	16,653.9	15,379.9
Accumulated other comprehensive income (loss)	(378.6)	(59.2)
Total Danaher stockholders’ equity	20,296.1	19,016.5
Non-controlling interests	68.5	67.4
Total stockholders’ equity	20,364.6	19,083.9
Total liabilities and stockholders’ equity	$33,109.0	$32,941.0

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$4,737.5	$4,553.5	$9,182.2	$8,869.7
Cost of sales	(2,242.0)	(2,198.0)	(4,361.0)	(4,278.7)
Gross profit	2,495.5	2,355.5	4,821.2	4,591.0
Operating costs and other:
Selling, general and administrative expenses	(1,339.7)	(1,278.6)	(2,638.1)	(2,523.5)
Research and development expenses	(312.2)	(283.6)	(608.6)	(553.7)
Earnings from unconsolidated joint venture	—	18.0	—	32.4
Operating profit	843.6	811.3	1,574.5	1,546.2
Non-operating income (expense):
Gain on sale of unconsolidated joint venture	—	—	229.8	—
Interest expense	(39.4)	(37.9)	(78.6)	(77.3)
Interest income	1.6	0.7	2.5	1.4
Earnings from continuing operations before income taxes	805.8	774.1	1,728.2	1,470.3
Income taxes	(189.0)	(173.9)	(419.5)	(350.1)
Net earnings from continuing operations	616.8	600.2	1,308.7	1,120.2
Earnings from discontinued operations, net of income taxes	—	—	—	92.9
Net earnings	$616.8	$600.2	$1,308.7	$1,213.1
Net earnings per share from continuing operations:
Basic	$0.89	$0.86	$1.89	$1.62
Diluted	$0.87	$0.84	$1.85	$1.57
Net earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.13
Diluted	$—	$—	$—	$0.13
Net earnings per share:
Basic	$0.89	$0.86	$1.89	$1.75
Diluted	$0.87	$0.84	$1.85	$1.70
Average common stock and common equivalent shares outstanding:
Basic	695.2	695.6	693.6	693.5
Diluted	709.8	714.9	709.1	714.5

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net earnings	$616.8	$600.2	$1,308.7	$1,213.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(129.1)	(256.1)	(385.6)	(100.1)
Pension and post-retirement plan benefit adjustments	5.5	5.8	11.0	12.9
Unrealized gain on available-for-sale securities	13.0	20.9	55.2	49.2
Total other comprehensive income (loss), net of income taxes	(110.6)	(229.4)	(319.4)	(38.0)
Comprehensive income	$506.2	$370.8	$989.3	$1,175.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2012	774.6	$7.7	$3,688.1	$15,379.9	$(59.2)	$67.4
Net earnings for the period	—	—	—	1,308.7	—	—
Other comprehensive income (loss)	—	—	—	—	(319.4)	—
Dividends declared	—	—	—	(34.7)	—	—
Common stock based award activity	3.9	—	166.0	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $38.9	4.2	0.1	158.9	—	—	—
Change in non-controlling interests	—	—	—	—	—	1.1
Balance, June 28, 2013	782.7	$7.8	$4,013.0	$16,653.9	$(378.6)	$68.5

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net earnings	$1,308.7	$1,213.1
Less: earnings from discontinued operations, net of income taxes	—	92.9
Net earnings from continuing operations	1,308.7	1,120.2
Non-cash items:
Depreciation	257.0	244.8
Amortization	179.4	165.0
Stock compensation expense	56.1	50.4
Earnings from unconsolidated joint venture, net of cash dividends received	66.6	(25.4)
Pre-tax gain on sale of unconsolidated joint venture	(229.8)	—
Change in trade accounts receivable, net	(28.9)	(6.7)
Change in inventories	(112.5)	(26.6)
Change in trade accounts payable	82.0	71.4
Change in prepaid expenses and other assets	113.4	76.3
Change in accrued expenses and other liabilities	(156.3)	26.5
Total operating cash provided by continuing operations	1,535.7	1,695.9
Total operating cash used in discontinued operations	—	(41.8)
Net cash provided by operating activities	1,535.7	1,654.1
Cash flows from investing activities:
Cash paid for acquisitions	(322.6)	(945.1)
Payments for additions to property, plant and equipment	(252.5)	(228.5)
Proceeds from sale of unconsolidated joint venture	692.0	—
All other investing activities	(5.9)	14.1
Total investing cash provided by (used in) continuing operations	111.0	(1,159.5)
Proceeds from sale of discontinued operations	—	337.5
Net cash provided by (used in) investing activities	111.0	(822.0)
Cash flows from financing activities:
Proceeds from the issuance of common stock	110.0	104.3
Payment of dividends	(17.3)	(34.7)
Net repayments of borrowings (maturities of 90 days or less)	(768.0)	(310.0)
Repayments of borrowings (maturities longer than 90 days)	(310.4)	(2.2)
Net cash used in financing activities	(985.7)	(242.6)
Effect of exchange rate changes on cash and equivalents	(14.8)	(8.3)
Net change in cash and equivalents	646.2	581.2
Beginning balance of cash and equivalents	1,678.7	537.0
Ending balance of cash and equivalents	$2,324.9	$1,118.2
Supplemental disclosures:
Cash interest payments	$60.7	$61.9
Cash income tax payments (including $28 million for the six month period ended June 29, 2012 related to the gain on sale of discontinued operations - refer to Note 3)	$182.7	$148.8
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
In the opinion of the registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 28, 2013 and December 31, 2012, and its results of operations for the three and six months ended June 28, 2013 and June 29, 2012 and its cash flows for each of the six month periods then ended.
Accumulated Other Comprehensive Income (Loss) - Effective January 1, 2013, the Company adopted recently issued accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 28, 2013 and June 29, 2012 are summarized below ($ in millions).

	Foreign currency translation adjustments	Pension and post-retirement plan benefit adjustments		Unrealized gain on available-for- sale securities	Total
For the Three Months Ended June 28, 2013:
Balance, March 29, 2013	$218.8	$(650.2)		$163.4	$(268.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	(129.1)	—		20.9	(108.2)
Income tax expense	—	—		(7.9)	(7.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(129.1)	—		13.0	(116.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax income	—	8.4	(1)	—	8.4
Income tax expense	—	(2.9)		—	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.5		—	5.5
Net current period other comprehensive income (loss), net of income taxes	(129.1)	5.5		13.0	(110.6)
Balance, June 28, 2013	$89.7	$(644.7)		$176.4	$(378.6)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 8 for additional details).

	Foreign currency translation adjustments	Pension and post-retirement plan benefit adjustments	Unrealized gain on available-for- sale securities	Total
For the Three Months Ended June 29, 2012:
Balance, March 30, 2012	$540.5	$(508.9)	$122.9	$154.5
Net current period other comprehensive income (loss):
Pre-tax income (loss)	(256.1)	9.2	33.4	(213.5)
Income tax expense	—	(3.4)	(12.5)	(15.9)
Net current period other comprehensive income (loss), net of income taxes	(256.1)	5.8	20.9	(229.4)
Balance, June 29, 2012	$284.4	$(503.1)	$143.8	$(74.9)

	Foreign currency translation adjustments	Pension and post-retirement plan benefit adjustments		Unrealized gain on available-for- sale securities	Total
For the Six Months Ended June 28, 2013:
Balance, December 31, 2012	$475.3	$(655.7)		$121.2	$(59.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax income (loss)	(385.6)	—		88.4	(297.2)
Income tax expense	—	—		(33.2)	(33.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(385.6)	—		55.2	(330.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Pre-tax income	—	16.8	(1)	—	16.8
Income tax expense	—	(5.8)		—	(5.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	11.0		—	11.0
Net current period other comprehensive income (loss), net of income taxes	(385.6)	11.0		55.2	(319.4)
Balance, June 28, 2013	$89.7	$(644.7)		$176.4	$(378.6)

For the Six Months Ended June 29, 2012:
Balance, December 31, 2011	$384.5	$(516.0)		$94.6	$(36.9)
Net current period other comprehensive income (loss):
Pre-tax income (loss)	(100.1)	20.3		78.6	(1.2)
Income tax expense	—	(7.4)		(29.4)	(36.8)
Net current period other comprehensive income (loss), net of income taxes	(100.1)	12.9		49.2	(38.0)
Balance, June 29, 2012	$284.4	$(503.1)		$143.8	$(74.9)

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
For a description of the Company’s acquisition activity for the year ended December 31, 2012, reference is made to the financial statements as of and for the year ended December 31, 2012 and Note 2 thereto included in the Company’s 2012 Annual Report on Form 10-K.
During the first six months of 2013, the Company acquired five businesses for total consideration of $323 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technologies, Life Sciences & Diagnostics and Environmental segments. The aggregate annual sales of the five acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $158 million. The Company preliminarily recorded an aggregate of $247 million of goodwill related to these acquisitions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended June 28, 2013 ($ in millions):

Trade accounts receivable	$21.0
Inventories	14.5
Property, plant and equipment	27.1
Goodwill	246.5
Other intangible assets, primarily trade names, customer relationships and patents	148.0
Trade accounts payable	(8.7)
Other assets and liabilities, net	(105.0)
Assumed debt	(20.5)
Non-controlling interest acquired	(0.3)
Net cash consideration	$322.6

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

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$4,747.5	$4,668.5	$9,230.8	$9,145.1
Net earnings from continuing operations	617.6	604.7	1,311.8	1,132.2
Diluted net earnings per share from continuing operations	$0.87	$0.85	$1.85	$1.59

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

The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. The Company recorded $18 million and $32 million related to its equity in the earnings of Apex during the three and six months ended June 29, 2012, respectively, reflecting its 50% ownership position. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.

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
The Company has reported the ASI and KEO businesses as discontinued operations in its consolidated financial statements. The results of operations prior to the businesses' sale in the first quarter of 2012 resulted in a loss from discontinued operations of $0.8 million. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued businesses’ net assets to the Company’s consolidated net assets.

NOTE 5. GOODWILL
The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during the six months ended June 28, 2013 ($ in millions):

Balance, December 31, 2012	$15,462.0
Attributable to 2013 acquisitions	246.5
Foreign currency translation & other	(173.3)
Balance, June 28, 2013	$15,535.2

The carrying value of goodwill by segment as of June 28, 2013 and December 31, 2012 is summarized as follows ($ in millions):

	June 28, 2013	December 31, 2012
Test & Measurement	$3,177.1	$3,222.1
Environmental	1,634.5	1,554.9
Life Sciences & Diagnostics	6,203.2	6,138.9
Dental	2,157.8	2,168.0
Industrial Technologies	2,362.6	2,378.1
	$15,535.2	$15,462.0

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2013 and December 31, 2012 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 28, 2013:
Assets:
Available-for-sale securities	$417.9	—	—	$417.9
Liabilities:
Deferred compensation plans	—	$66.3	—	66.3
Currency swap agreement	—	3.3	—	3.3
December 31, 2012:
Assets:
Available-for-sale securities	$329.5	—	—	$329.5
Liabilities:
Deferred compensation plans	—	$64.5	—	64.5
Currency swap agreement	—	24.9	—	24.9

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
In connection with a prior acquisition, the Company acquired a currency swap agreement that required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. In January 2013, the Company terminated a portion of the currency swap agreement (¥6.0 billion of the ¥11.9 billion outstanding purchase commitment as of the termination date), reducing the Company's monthly purchase commitment to approximately ¥92 million. In connection with this partial termination of the currency swap agreement, the Company made a $10 million payment to the counterparty representing the fair value of the terminated portion of the currency swap. As of June 28, 2013, the aggregate Japanese Yen purchase commitment was approximately ¥5.4 billion (approximately $55 million based on exchange rates as of June 28, 2013). The currency swap does not qualify for hedge accounting, and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period. During the three and six months ended June 28, 2013, the Company recorded pre-tax income of approximately $3 million and $11 million, respectively, related to changes in the fair value of this currency swap. During the three and six months ended June 29, 2012, the Company recorded a pre-tax charge of approximately $6 million and pre-tax income of approximately $8 million, respectively, related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.

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
The carrying amounts and fair values of financial instruments as of June 28, 2013 and December 31, 2012 were as follows ($ in millions):

	June 28, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$417.9	$417.9	$329.5	$329.5
Liabilities:
Short-term borrowings	53.9	53.9	55.5	55.5
Long-term borrowings	4,100.9	4,561.8	5,287.6	5,917.3
Currency swap agreement	3.3	3.3	24.9	24.9

As of June 28, 2013 and December 31, 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2. The fair values of available-for-sale securities and long-term borrowings were computed based on quoted market prices. The differences between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) are attributable to changes in interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs' conversion features. The available-for-sale securities represent the Company’s investment in marketable securities that are accounted for at fair value. The currency swap agreement is accounted for at fair value based on a market quote obtained from the swap counterparties on a quarterly basis. The fair values of short-term borrowings, as well as, cash and cash equivalents, trade accounts receivable, net and trade accounts payable, approximate the carrying amounts due to the short-term maturities of these instruments.

NOTE 7. FINANCING TRANSACTIONS
As of June 28, 2013, the Company was in compliance with all of its debt covenants. The components of the Company’s debt as of June 28, 2013 and December 31, 2012 were as follows ($ in millions):

	June 28, 2013	December 31, 2012
Commercial paper	$450.0	$1,224.5
4.5% guaranteed Eurobond notes due 2013 (€500 million)	650.5	659.8
Floating rate senior notes due 2013	—	300.0
1.3% senior notes due 2014	400.0	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	163.9	281.4
Other	140.4	127.4
Subtotal	4,154.8	5,343.1
Less – current portion	53.9	55.5
Long-term debt	$4,100.9	$5,287.6

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K.

During the quarter ended June 28, 2013, the Company repaid the $300 million of floating rate senior notes due 2013 upon maturity in June.
During the six months ended June 28, 2013, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 4.2 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $39 million was transferred to additional paid-in capital as a result of the conversions.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of June 28, 2013, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately twenty-two days. There was no commercial paper outstanding under the Euro commercial paper program as of June 28, 2013. As of June 28, 2013, the Company classified its borrowings outstanding under the commercial paper programs, as well as its Eurobond notes due July 22, 2013 and its 1.3% senior notes due June 23, 2014, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of June 28, 2013, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 8. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the non-contributory defined benefit plans ($ in millions):

U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$1.4	$1.5	$2.8	$3.0
Interest cost	23.7	24.9	47.4	49.8
Expected return on plan assets	(31.4)	(32.2)	(62.8)	(64.4)
Amortization of actuarial loss	7.0	9.5	14.0	19.0
Net periodic benefit cost	$0.7	$3.7	$1.4	$7.4

Non-U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$6.7	$5.9	$13.2	$11.6
Interest cost	10.4	10.8	20.8	21.5
Expected return on plan assets	(8.5)	(8.2)	(17.1)	(16.3)
Amortization of actuarial loss	2.0	1.1	4.0	2.3
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Settlement losses recognized	—	—	0.6	0.9
Net periodic benefit cost	$10.5	$9.5	$21.3	$19.8

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	1.9	2.7	4.0	5.4
Amortization of prior service credit	(1.7)	(1.4)	(3.3)	(2.8)
Amortization of actuarial loss	0.4	1.0	0.8	2.0
Net periodic benefit cost	$1.0	$2.8	$2.3	$5.6

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
There were no repurchases of equity securities during the second quarter of 2013, and as of June 28, 2013, approximately 7.5 million shares remained available for repurchase pursuant to the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”).  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaces the 2010 Repurchase Program.  There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The 2013 Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.
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
For a full description of the Company’s stock-based compensation, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K. As of June 28, 2013, approximately 31 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the six months ended June 28, 2013:

Risk-free interest rate	0.98 – 1.68%
Weighted average volatility	21.9%
Dividend yield	0.2%
Expected years until exercise	6.0 to 8.5

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
The following table summarizes the components of the Company’s stock-based compensation program recorded as expense ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
RSUs and restricted shares:
Pre-tax compensation expense	$16.8	$14.5	$32.3	$27.2
Income tax benefit	(5.2)	(4.4)	(9.8)	(9.2)
RSU and restricted share expense, net of income taxes	$11.6	$10.1	$22.5	$18.0
Stock options:
Pre-tax compensation expense	$11.5	$12.2	$23.8	$23.2
Income tax benefit	(3.5)	(3.7)	(7.3)	(7.0)
Stock option expense, net of income taxes	$8.0	$8.5	$16.5	$16.2
Total stock-based compensation:
Pre-tax compensation expense	$28.3	$26.7	$56.1	$50.4
Income tax benefit	(8.7)	(8.1)	(17.1)	(16.2)
Total stock-based compensation expense, net of income taxes	$19.6	$18.6	$39.0	$34.2

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 28, 2013, $127 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately three years. As of June 28, 2013, $127 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Both amounts will be adjusted for any future changes in estimated forfeitures.

Option activity under the Company’s stock plans as of June 28, 2013 and changes during the six months ended June 28, 2013 were as follows (in thousands, except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	27,372	$37.94
Granted	1,612	61.04
Exercised	(3,152)	30.37
Cancelled/forfeited	(562)	42.34
Outstanding as of June 28, 2013	25,270	$40.26	6	$582,202
Vested and Expected to Vest as of June 28, 2013 (1)	24,642	$40.00	6	$574,252
Vested as of June 28, 2013	13,318	$33.88	4	$391,846

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2013. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the six months ended June 28, 2013 and June 29, 2012 was $96 million and $128 million, respectively. Exercise of options during the first six months of 2013 and 2012 resulted in cash receipts of $96 million and $109 million, respectively. The Company realized a tax benefit of approximately $16 million and $32 million in the three and six months ended June 28, 2013 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following table summarizes information on unvested RSUs and restricted shares activity during the six months ended June 28, 2013:

	Number of RSUs/Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2012	5,585	$43.29
Granted	656	61.04
Vested	(714)	34.83
Forfeited	(323)	43.42
Unvested as of June 28, 2013	5,204	$46.68
The Company realized a tax benefit of approximately $728 thousand and $15 million in the three and six months ended June 28, 2013, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs and restricted shares previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2013, approximately 285 thousand shares with an aggregate value of $17 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

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
Substantially all restructuring activities initiated in 2012 were completed by December 31, 2012. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2013. The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2012 actions ($ in millions):

	Balance as of	Paid/	Balance as of
	December 31, 2012	Settled	June 28, 2013
Restructuring charges:
Employee severance and related	$96.9	$(58.7)	$38.2
Facility exit and related	6.8	(4.0)	2.8
Total restructuring	$103.7	$(62.7)	$41.0

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
The following is a rollforward of the Company’s accrued warranty liability for the six months ended June 28, 2013 ($ in millions):

Balance, December 31, 2012	$140.7
Accruals for warranties issued during the period	70.6
Settlements made	(68.9)
Additions due to acquisitions	1.5
Effect of foreign currency translation	(1.5)
Balance, June 28, 2013	$142.4

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. There were no anti-dilutive options for the three and six months ended June 28, 2013. For the three and six months ended June 29, 2012, approximately 2 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 28, 2013:
Basic EPS	$616.8	695.2	$0.89
Adjustment for interest on convertible debentures	0.9	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.3
Incremental shares from assumed conversion of the convertible debentures	—	6.3
Diluted EPS	$617.7	709.8	$0.87

For the Three Months Ended June 29, 2012:
Basic EPS	$600.2	695.6	$0.86
Adjustment for interest on convertible debentures	1.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	10.8
Diluted EPS	$601.6	714.9	$0.84

	Net Earnings From Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended June 28, 2013:
Basic EPS	$1,308.7	693.6	$1.89
Adjustment for interest on convertible debentures	2.0	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	7.0
Diluted EPS	$1,310.7	709.1	$1.85

For the Six Months Ended June 29, 2012:
Basic EPS	$1,120.2	693.5	$1.62
Adjustment for interest on convertible debentures	3.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	10.2
Incremental shares from assumed conversion of the convertible debentures	—	10.8
Diluted EPS	$1,123.3	714.5	$1.57

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

Sales
	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Test & Measurement	$855.0	$856.4	$1,710.4	$1,702.8
Environmental	826.8	763.9	1,552.1	1,458.5
Life Sciences & Diagnostics	1,674.3	1,583.4	3,241.7	3,129.3
Dental	514.7	498.8	994.5	963.5
Industrial Technologies	866.7	851.0	1,683.5	1,615.6
	$4,737.5	$4,553.5	$9,182.2	$8,869.7

Operating Profit
	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Test & Measurement	$178.4	$184.2	$365.7	$375.8
Environmental	178.9	165.1	314.0	294.2
Life Sciences & Diagnostics	240.7	207.9	440.0	413.8
Dental	78.8	71.6	141.7	130.5
Industrial Technologies	204.1	190.3	375.0	348.1
Equity method earnings of Apex joint venture	—	18.0	—	32.4
Other	(37.3)	(25.8)	(61.9)	(48.6)
	$843.6	$811.3	$1,574.5	$1,546.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2012 and Notes thereto, included in the Company’s 2012 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three and six months ended June 28, 2013.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission ("SEC"), in our press releases, webcasts, conference calls and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and related synergies, divestitures, securities offerings, stock repurchases and executive compensation; growth, declines and other trends in markets we sell into; the anticipated impact of adopting new accounting pronouncements; the anticipated impact from and outcome of outstanding claims, legal proceedings, tax audits and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic conditions; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expects,” “estimates,” “projects,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•
Changes in our tax rates or exposure to additional tax liabilities could affect our profitability. In addition, audits by tax authorities could result in substantial additional tax payments for prior periods.

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
Business Performance and Outlook
On an overall basis, demand for the Company’s products and services increased during the second quarter of 2013 as compared to 2012 resulting in aggregate year-over-year sales growth from existing businesses of 2.5%. Geographically, year-over-year sales growth rates from existing businesses during the second quarter of 2013 were led primarily by the high-growth markets. Sales in high-growth markets grew at a high-single digit rate in the second quarter of 2013 compared to 2012 and represented approximately 26% of the Company's total sales in the second quarter of 2013. Sales in developed markets were up slightly compared to the second quarter of 2012 with the United States up slightly and Western Europe contracting at a low-single digit rate on a year-over-year basis. The Company expects overall market conditions to remain challenging due to the continued macro-economic uncertainties, particularly in Western Europe. The Company expects year-over-year sales growth from existing businesses to improve slightly in the second half of 2013 from the overall growth rates experienced in 2012 and the first half of 2013.

Acquisitions and Divestitures
During the first six months of 2013, the Company acquired five businesses for total consideration of $323 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technologies, Life Sciences & Diagnostics and Environmental segments. The aggregate annual sales of the five acquired businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $158 million.
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
Currency Exchange Rates
On average, the U.S. dollar was stronger against other major currencies during the three and six month periods ended June 28, 2013 as compared to the comparable periods of 2012. As a result, currency exchange rates negatively impacted reported sales for the three and six month periods by approximately 0.5% as compared to the comparable periods of 2012. If the currency exchange rates in effect as of June 28, 2013 were to prevail throughout the second half of 2013, currency exchange rates would result in the reduction of the Company’s estimated 2013 revenues by approximately 1.0% on a year-over-year basis. Further strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales for the remainder of the year. Weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales on an overall basis.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended June 28, 2013 increased 4.0% compared to the three months ended June 29, 2012. Sales from existing businesses contributed 2.5% growth and sales from acquired businesses contributed 2.0% growth on a year-over-year basis. Currency translation reduced reported sales by 0.5% on a year-over-year basis.
Consolidated sales for the six months ended June 28, 2013 increased 3.5% compared to the six months ended June 29, 2012. Sales from existing businesses contributed 1.5% growth and sales from acquired businesses contributed 2.5% growth on a year-over-year basis. Currency translation reduced reported sales by 0.5% on a year-over-year basis.
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
Operating profit margins were 17.8% for the three months ended June 28, 2013 and June 29, 2012. Year-over-year operating profit margin comparisons benefited 95 basis points from the favorable impact of higher sales volumes, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. The divestiture of the Apex joint venture in 2013 adversely impacted year-over-year operating profit margin comparisons by 40 basis points. In addition, the dilutive effect of acquisitions negatively impacted operating profit margin comparisons by 35 basis points. During the second quarter of 2012, the Company resolved contingencies and recognized a gain with respect to a prior disposition of assets which negatively impacted 2012 to 2013 year-over-year operating profit margin comparisons by 20 basis points.
Operating profit margins were 17.1% for the six months ended June 28, 2013 compared to 17.4% in the comparable period of 2012. The dilutive effect of acquisitions adversely impacted operating profit margin comparisons by 40 basis points. In addition, the divestiture of the Apex joint venture in 2013 adversely impacted year-over-year operating profit margin comparisons by 35 basis points. During the second quarter of 2012, the Company resolved contingencies and recognized a gain with respect to a prior disposition of assets which negatively impacted 2012 to 2013 year-over-year operating profit margin comparisons by 10 basis points. Year-over-year operating profit margin comparisons benefited 55 basis points from the favorable impact of higher sales volumes, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments.
Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Test & Measurement	$855.0	$856.4	$1,710.4	$1,702.8
Environmental	826.8	763.9	1,552.1	1,458.5
Life Sciences & Diagnostics	1,674.3	1,583.4	3,241.7	3,129.3
Dental	514.7	498.8	994.5	963.5
Industrial Technologies	866.7	851.0	1,683.5	1,615.6
Total	$4,737.5	$4,553.5	$9,182.2	$8,869.7

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$855.0	$856.4	$1,710.4	$1,702.8
Operating profit	178.4	184.2	365.7	375.8
Depreciation and amortization	33.5	32.2	67.3	63.4
Operating profit as a % of sales	20.9%	21.5%	21.4%	22.1%
Depreciation and amortization as a % of sales	3.9%	3.8%	3.9%	3.7%

Components of Sales Growth	% Change Three Months Ended June 28, 2013 vs. Comparable 2012 Period	% Change Six Months Ended June 28, 2013 vs. Comparable 2012 Period
Existing businesses	0.5%	0.5%
Acquisitions	—%	0.5%
Currency exchange rates	(0.5)%	(0.5)%
Total	—%	0.5%

Year-over-year price increases in the segment had a negligible impact during the three months ended June 28, 2013 and contributed 0.5% to sales growth during the six month period ended June 28, 2013, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's instrument businesses declined at a low-single digit rate during the three months and declined at a mid-single digit rate during the six months ended June 28, 2013, as compared to the comparable periods of 2012 due to lower demand for most product categories. Demand in the U.S. industrial and certain high-growth markets improved during the second quarter compared to the first quarter of 2013. However, weakness in certain product categories and European markets continued to more than offset this growth. Year-over-year sales growth rates in the instrument businesses are expected to improve modestly during the remainder of 2013 due primarily to easier comparisons to 2012 revenue levels and, to a lesser extent, to continued modest sequential demand improvement and new product introductions.
Sales from existing businesses in the segment's communications businesses grew at a low-single digit rate during the three months ended June 28, 2013 and grew at a mid-single digit rate during the six months ended June 28, 2013, as compared to the comparable period of 2012, primarily in North America and was due largely to robust demand for network security and analysis solutions. Network management solutions also continued to grow on a year-over-year basis during the second quarter of 2013 but at a slower rate than in the first quarter.
Operating profit margins declined 60 basis points during the three months ended June 28, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons were adversely impacted by 30 basis points as lower instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments more than offset the favorable impacts of increased sales volumes of communication business products, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 30 basis points.
Operating profit margins declined 70 basis points during the six months ended June 28, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons were adversely impacted by 30 basis points as lower instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments more than offset the favorable impacts of increased sales volumes of communication business products, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives. The dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 40 basis points.

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

Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$826.8	$763.9	$1,552.1	$1,458.5
Operating profit	178.9	165.1	314.0	294.2
Depreciation and amortization	13.5	11.7	26.7	23.3
Operating profit as a % of sales	21.6%	21.6%	20.2%	20.2%
Depreciation and amortization as a % of sales	1.6%	1.5%	1.7%	1.6%

Components of Sales Growth	% Change Three Months Ended June 28, 2013 vs. Comparable 2012 Period	% Change Six Months Ended June 28, 2013 vs. Comparable 2012 Period
Existing businesses	4.0%	2.5%
Acquisitions	3.5%	4.0%
Currency exchange rates	0.5%	—%
Total	8.0%	6.5%

Year-over-year price increases in the segment contributed 1.0% to sales growth during both the three and six month periods ended June 28, 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality businesses grew at a low-single digit rate during both the three and six months ended June 28, 2013 as compared to the comparable periods of 2012. Sales growth in the analytical instrumentation business improved sequentially from the first quarter to the second quarter of 2013, led primarily by strong sales of consumables and related service in North American industrial markets. Improving demand in China and the Middle East also contributed to year-over-year sales growth during both periods. Sales in the business' chemical treatment solutions product line also grew on a year-over-year basis for both the three and six month periods due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Capital equipment spending in municipal end markets declined on a year-over-year basis during the three and six month periods.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a mid-single digit rate and a low-single digit rate during the three and six months ended June 28, 2013, respectively, in each case as compared to the comparable period of 2012. Demand for the businesses' dispenser and retail automation products increased across nearly all major geographies with the exception of certain high-growth markets where regulatory drivers resulted in higher-than-usual sales in the first half of 2012.
Operating profit margins were flat on a year-over-year basis during the three months ended June 28, 2013. Year-over-year operating profit margin comparisons benefited 70 basis points from the favorable impact of higher sales volumes, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 70 basis points.
Operating profit margins were flat on a year-over-year basis during the six months ended June 28, 2013. Year-over-year operating profit margin comparisons benefited 60 basis points from the favorable impact of higher sales volumes, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. The dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 60 basis points.

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$1,674.3	$1,583.4	$3,241.7	$3,129.3
Operating profit	240.7	207.9	440.0	413.8
Depreciation and amortization	127.9	119.4	253.1	237.1
Operating profit as a % of sales	14.4%	13.1%	13.6%	13.2%
Depreciation and amortization as a % of sales	7.6%	7.5%	7.8%	7.6%

Components of Sales Growth	% Change Three Months Ended June 28, 2013 vs. Comparable 2012 Period	% Change Six Months Ended June 28, 2013 vs. Comparable 2012 Period
Existing businesses	5.0%	4.0%
Acquisitions/divestitures	1.5%	1.0%
Currency exchange rates	(1.0)%	(1.5)%
Total	5.5%	3.5%

Year-over-year price increases in the segment had a negligible impact on sales during both the three and six months ended June 28, 2013.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during both the three and six months ended June 28, 2013 as compared to the comparable periods of 2012 due to increased demand in the clinical, acute care and pathology diagnostic businesses. Strong sales of consumables and automation hardware in the clinical diagnostic business in high-growth markets more than offset slightly negative year-over-year sales performance in North America and Europe. Continued strong global consumable sales related to the business' installed base of instrumentation as well as robust demand for compact blood gas analyzers drove the majority of the sales growth in the acute care diagnostic business. Increased demand for the acute care business' cardiac care instruments, particularly in China, also contributed to year-over-year sales growth in both periods. The majority of the year-over-year sales growth in the pathology diagnostics business for the three months ended June 28, 2013 was driven by increased demand for advanced staining systems and consumables in North America and China. The business also experienced sequential improvements in Europe as it transitions from a distribution to a direct sales model in that region.
Sales from existing businesses in the segment's life sciences businesses grew at a mid-single digit rate during both the three and six months ended June 28, 2013 as compared to the comparable periods of 2012 due primarily to strong demand for new product introductions across the life sciences businesses. Sales of the business' broad range of mass spectrometers grew on a year-over-year basis in both periods as sales growth in the applied and clinical research markets, and to a lesser extent in the pharmaceutical market, was partially offset by sales declines in the academic research market. Geographically, sales growth in the mass spectrometry business was strong in China and North America. The business' confocal microscopy, flow cytometry and sample preparation product lines also contributed to growth in both periods, with improved demand in high-growth markets and Japan.
Operating profit margins increased 130 basis points during the three months ended June 28, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons were favorably impacted by 180 basis points from higher sales volumes, restructuring actions taken in the fourth quarter of 2012 and ongoing productivity improvement initiatives, net of the impact of the incremental year-over-year costs associated with various sales, marketing and product development growth investments and the new U.S. medical device excise tax that took effect in 2013. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 50 basis points.
Operating profit margins increased 40 basis points during the six months ended June 28, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons were favorably impacted by 95 basis points from higher sales volumes, restructuring actions taken in the fourth quarter of 2012 and ongoing productivity improvement initiatives, net of the impact of the incremental year-over-year costs associated with various sales, marketing and product development growth investments and the new U.S. medical device excise tax that took effect in 2013. The dilutive effect of acquisitions adversely impacted segment operating profit margins by 55 basis points.

DENTAL
The Company’s Dental segment is a leading worldwide provider of a broad range of equipment, consumables and services for the dental market, focused on driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$514.7	$498.8	$994.5	$963.5
Operating profit	78.8	71.6	141.7	130.5
Depreciation and amortization	20.9	22.8	41.8	45.6
Operating profit as a % of sales	15.3%	14.4%	14.3%	13.5%
Depreciation and amortization as a % of sales	4.1%	4.6%	4.2%	4.7%

Components of Sales Growth	% Change Three Months Ended June 28, 2013 vs. Comparable 2012 Period	% Change Six Months Ended June 28, 2013 vs. Comparable 2012 Period
Existing businesses	2.5%	2.5%
Acquisitions	1.0%	1.0%
Currency exchange rates	(0.5)%	(0.5)%
Total	3.0%	3.0%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and six month periods and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s dental consumables businesses grew at a mid-single digit rate during the three months ended June 28, 2013 and grew at a low-single digit rate during the six month period, in each case as compared to the comparable period of 2012, primarily as a result of increased sales of professional dental consumables and implant products. Geographically, sales of dental consumables grew on a year-over-year basis during both periods in North America as well as China and other high-growth markets and continued to contract slightly in Western Europe. Sales from existing businesses in the segment’s dental equipment business grew at a low-single digit rate on a year-over-year basis in both periods due primarily to increased demand for treatment units and associated equipment in high-growth markets and imaging equipment in North America. This growth was partially offset by lower demand for dental equipment in Europe resulting from the weak economic conditions.
Operating profit margins increased 90 basis points during the three months ended June 28, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons benefited from the favorable impact of slightly higher sales volumes (including price increases), incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments.

Operating profit margins increased 80 basis points during the six months ended June 28, 2013 as compared to the comparable period of 2012. Year-over-year operating profit margin comparisons benefited 65 basis points from the favorable impact of higher sales volumes (including price increases), incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments. Net higher overall operating profit margins of acquired businesses also favorably impacted year-over-year comparisons by 15 basis points.

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
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$866.7	$851.0	$1,683.5	$1,615.6
Operating profit	204.1	190.3	375.0	348.1
Depreciation and amortization	21.9	19.4	43.7	36.8
Operating profit as a % of sales	23.5%	22.4%	22.3%	21.5%
Depreciation and amortization as a % of sales	2.5%	2.3%	2.6%	2.3%

Components of Sales Growth	% Change Three Months Ended June 28, 2013 vs. Comparable 2012 Period	% Change Six Months Ended June 28, 2013 vs. Comparable 2012 Period
Existing businesses	(2.5)%	(2.0)%
Acquisitions	4.0%	6.0%
Currency exchange rates	0.5%	—%
Total	2.0%	4.0%

Price increases in the segment contributed 1.5% and 1.0% to sales growth on a year-over-year basis during the three and six months ended June 28, 2013, respectively, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during both the three and six months ended June 28, 2013 as compared to the comparable periods of 2012, due primarily to continued demand for marking and coding equipment and related consumables, with strong growth experienced in Europe and North America. Improving demand in Latin America also contributed to sales growth but was partially offset by lower demand in China during the three month period. Increased year-over-year demand for the business' packaging and color solutions also contributed to the segment's existing business' sales growth in both periods. Sales in these product lines grew in most major geographies with particular strength in high-growth markets.
Sales from existing businesses in the segment’s motion businesses declined at a mid-teens rate during the three months ended June 28, 2013 and declined at a low-double digit rate during the six month period, in each case as compared to the comparable period of 2012 due to continued soft demand in the majority of end markets served, particularly technology and defense related end markets. Year-over-year sales declines in Europe, China and certain end markets in North America more than offset improving demand in North America for industrial automation products. Year-over-year growth rates for the motion businesses are expected to remain negative for the second half of 2013.

Sales from existing businesses in the segment’s other businesses collectively declined at a low-single digit rate during both the three and six months ended June 28, 2013 as compared to the comparable periods of 2012. Lower demand in the segment's engine retarder business was partially offset by higher sales in the segment's energetic materials business. Sales in the segment's sensors and controls businesses were essentially flat in both periods.
Operating profit margins increased 110 basis points during the three months ended June 28, 2013 as compared to the comparable period of 2012. Price increases, incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, more than offset the impact of reduced unit sales during the period.

Operating profit margins increased 80 basis points during the six months ended June 28, 2013 as compared to the comparable period of 2012. Higher prices and incremental year-over-year cost savings associated with the restructuring actions taken in the fourth quarter of 2012 and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments and the impact of reduced unit sales, favorably impacted operating profit margins by 115 basis points on a year-over-year basis. The net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 35 basis points.

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$4,737.5	$4,553.5	$9,182.2	$8,869.7
Cost of sales	(2,242.0)	(2,198.0)	(4,361.0)	(4,278.7)
Gross profit	2,495.5	2,355.5	4,821.2	4,591.0
Gross profit margin	52.7%	51.7%	52.5%	51.8%

The year-over-year increase in gross profit margins during both the three and six month periods ended June 28, 2013 compared to 2012, is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with fourth quarter 2012 restructuring activities and continued productivity improvements. In 2010, the U.S. government passed health care reform legislation which, among other provisions, imposes a 2.3% excise tax on the sale or importation of certain medical devices. These provisions apply to various products in the Company's Life Sciences and Diagnostics and Dental segments and became effective in 2013. The excise tax increased the Company's cost of sales as a percentage of revenue on a year-over-year basis for both the three and six month periods ended June 28, 2013 by approximately 15 basis points. The impact of the medical devices excise tax has been mitigated by general price increases implemented during the first half of 2013.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$4,737.5	$4,553.5	$9,182.2	$8,869.7
Selling, general and administrative expenses	1,339.7	1,278.6	2,638.1	2,523.5
Research and development expenses	312.2	283.6	608.6	553.7
SG&A as a % of sales	28.3%	28.1%	28.7%	28.5%
R&D as a % of sales	6.6%	6.2%	6.6%	6.2%

Selling, general and administrative expenses as a percentage of sales increased 20 basis points on a year-over-year basis for both the three and six months ended June 28, 2013 compared with the comparable periods in 2012. Continued investments in the Company’s sales and marketing growth initiatives were partially offset by increased leverage of the Company’s general and administrative cost base resulting from higher sales and incremental year-over-year cost savings associated with fourth quarter 2012 restructuring activities.

Research and development expenses consist principally of internal and contract engineering personnel costs. On a year-over-year basis, research and development expenses as a percentage of sales increased 40 basis points for both the three and six months ended June 28, 2013, due primarily to incremental year-over-year investments in the Company's new product development initiatives.

INTEREST COSTS AND FINANCING TRANSACTIONS
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 of the Consolidated Condensed Financial Statements.
Interest expense of $39 million and $79 million for the three and six months ended June 28, 2013, respectively, was essentially flat on a year-over-year basis.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and six months ended June 28, 2013 was 23.5% and 24.3%, respectively, as compared to 22.5% and 23.8% for the three and six months ended June 29, 2012, respectively. The effective tax rates in 2013 and 2012 are lower than the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended June 29, 2012 was also lower due to statute of limitations expirations relating to tax positions in non-U.S. jurisdictions.
The effective tax rate from continuing operations for the second half of 2013 is forecasted to be approximately 23.5% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the projection which would impact the Company's effective tax rate for the year. In addition, the tax effects of significant unusual items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes may change in future periods.
We conduct business globally, and as a result, the Company files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The Company and its subsidiaries are routinely examined by various taxing authorities both domestically and internationally. The Internal Revenue Service (“IRS”) has recently completed examinations of certain of the Company's federal income tax returns for the years 2008 and 2009 and has recently commenced its examinations of the Company's federal income tax returns for 2010 and 2011. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2000 through 2011. Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest arising from the capital structures of certain of our subsidiaries. Discussions with tax authorities are ongoing and final assessments have not been issued. Management believes the positions taken are in accordance with the relevant tax laws and that it is more-likely-than-not that the Company will be successful in sustaining its positions if assessed. However, the ultimate resolution of these matters is uncertain, could take many years, and individually or in the aggregate could result in a material adverse impact to the Company's financial position, results of operations, cash flows, or the effective tax rate in future reporting periods.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six month periods ended June 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Following is an overview of the Company’s cash flows and liquidity for the six months ended June 28, 2013:
Overview of Cash Flows and Liquidity

($ in millions)	Six Months Ended
	June 28, 2013	June 29, 2012
Total operating cash flows provided by continuing operations	$1,535.7	$1,695.9

Cash paid for acquisitions	$(322.6)	$(945.1)
Payments for additions to property, plant and equipment	(252.5)	(228.5)
Proceeds from sale of unconsolidated joint venture	692.0	—
Proceeds from sale of discontinued operations	—	337.5
All other investing activities	(5.9)	14.1
Net cash provided by (used in) investing activities	$111.0	$(822.0)

Proceeds from issuance of common stock	$110.0	$104.3
Payment of dividends	(17.3)	(34.7)
Net repayments of borrowings (maturities of 90 days or less)	(768.0)	(310.0)
Repayments of borrowings (maturities longer than 90 days)	(310.4)	(2.2)
Net cash used in financing activities	$(985.7)	$(242.6)

•
Operating cash flows from continuing operations was $1.5 billion during the first half of 2013 and decreased $160 million, or 9%, as compared to the first half of 2012, due primarily to the amount and timing of income tax payments and customer deposits received in 2012.

•
The net repayment of borrowings with maturities of 90 days or less constituted the most significant use of cash during the first half of 2013. The Company repaid $768 million of such borrowings during the period, primarily commercial paper borrowings. The Company also repaid the $300 million of floating rate senior notes due 2013 upon maturity in June 2013.

•
In February 2013, the Company sold its investment in Apex, an unconsolidated joint venture. Aggregate cash proceeds received during the first half of 2013 in connection with the sale were $759 million (including $67 million of dividends received during 2013 prior to the closing of the sale).

•	The Company acquired five businesses during the first half of 2013 for total consideration (net of cash acquired) of $323 million.

•	As of June 28, 2013, the Company held $2.3 billion of cash and cash equivalents.
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
Operating cash flows from continuing operations were $1.5 billion for the first half of 2013, a decrease of $160 million, or 9% as compared to the comparable period of 2012. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•
Earnings from continuing operations increased by $189 million in the first half of 2013 as compared to the first half of 2012. The Company realized a $230 million pre-tax gain on the sale of the Apex joint venture. While this gain is included in earnings from continuing operations, the proceeds from this sale are shown in the investing activities section of the Statement of Cash Flows and therefore do not contribute to operating cash flows.

•
Earnings for the first half of 2013 reflected an increase of $27 million of depreciation and amortization expense as compared to the comparable period of 2012. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization expense decreases earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $59 million in operating cash flows during the first half of 2013, compared to the comparable period of 2012 during which these items provided $38 million in operating cash flows. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers.

•
Accrued expenses and other liabilities used $156 million in operating cash flows during the first half of 2013, compared to the comparable period of 2012 during which these items provided $27 million in operating cash flows.  This change was driven primarily by the timing of customer deposits received in the first half of 2012 in the Test & Measurement segment's network communications business.

•	Cash income tax payments from continuing operations were approximately $62 million higher during the first half of 2013 as compared to the first half of 2012.

•	During the first half of 2013, the Company paid $63 million related to its 2012 restructuring activities.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.
Net cash provided by investing activities was $111 million during the first half of 2013 compared to approximately $822 million of cash used in the first half of 2012. For a discussion of the Company’s acquisitions during the first half of 2013 and the divestiture of the Company's ownership interest in Apex, refer to “—Overview.”
Capital expenditures for property, plant and equipment increased $24 million or 10% on a year-over-year basis for the first half of 2013 compared to 2012 reflecting continued investments in equipment leased to customers and other operating assets. For full year 2013, the Company expects capital spending to approximate $500 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $986 million during the first half of 2013 compared to $243 million used during the first half of 2012, due primarily to the net repayment of commercial paper borrowings and the repayment of the $300 million of floating rate senior notes due 2013 upon maturity in June 2013.
For a description of the Company’s outstanding debt as of June 28, 2013, refer to Note 7 of the Consolidated Condensed Financial Statements. As of June 28, 2013, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of June 28, 2013, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately twenty-two days. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. There was no commercial paper outstanding under the Euro commercial paper program as of June 28, 2013. As of June 28, 2013, the Company classified its borrowings outstanding under the commercial paper programs, as well as its Eurobond notes due July 22, 2013 and its 1.3% senior notes due June 23, 2014, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of June 28, 2013, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 to register an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use the net proceeds from future securities sales off this shelf for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends, and working capital.
There were no repurchases of equity securities during the second quarter of 2013, and as of June 28, 2013, approximately 7.5 million shares remained available for repurchase pursuant to the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”).  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaces the 2010 Repurchase Program.  There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The 2013 Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.
Aggregate cash payments for dividends during the first six months of 2013 were $17 million. This is lower than in the comparable period of 2012, as the Company made no cash payments for dividends during the first quarter of 2013 as the Company's Board determined to accelerate the quarterly dividend that would normally have been paid in January 2013 and paid it in December 2012. The Company has declared a regular quarterly dividend of $0.025 per share payable on July 26, 2013 to holders of record on June 28, 2013.
Cash and Cash Requirements
As of June 28, 2013, the Company held $2.3 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.3%. $816 million of this amount was held within the United States and $1.5 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets as needed. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Eurobond Notes which mature on July 22, 2013 and the 1.3% senior notes which mature on June 23, 2014, the Company expects to repay the principal amounts when due under these notes using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of

June 28, 2013, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

CRITICAL ACCOUNTING POLICIES
There were no material changes during the quarter ended June 28, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2012 Annual Report on Form 10-K. There were no material changes during the quarter ended June 28, 2013 to this information reported in the Company’s 2012 Annual Report on Form 10-K.

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
There were no material changes during the quarter ended June 28, 2013 to the risk factors described in Danaher's 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of equity securities during the second quarter of 2013, and as of June 28, 2013, approximately 7.5 million shares remained available for repurchase pursuant to the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”).  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaces the 2010 Repurchase Program.  There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The 2013 Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.

During the second quarter of 2013, holders of certain of the Company’s Liquid Yield Option Notes (“LYONs”) converted such LYONs into an aggregate of 1,103,728 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended* (3)

10.2	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*

10.3	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Restricted Stock Unit Agreement*

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors*

11.1	Computation of per-share earnings (4)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 8, 2013 (Commission File Number: 1-8089).

(4)	See Note 12, “Net Earnings Per Share from Continuing Operations”, to our Consolidated Condensed Financial Statements.

(5)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 28, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended June 28, 2013 and June 29, 2012, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 28, 2013 and June 29, 2012, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended June 28, 2013, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 28, 2013 and June 29, 2012, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	July 17, 2013	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 17, 2013	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer