Form 10-K
period 2013-12-31
DANAHER CORP /DE/
filed 2014-02-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
As of February 10, 2014, the number of shares of Registrant’s common stock outstanding was 698,482,191. The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2013 was $38.1 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.
EXHIBIT INDEX APPEARS ON PAGE 104
 ____________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2014 Proxy Statement specifically incorporated herein by reference, the 2014 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission ("SEC"), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
To accomplish these goals, we use a set of growth, lean and leadership tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in the critical areas of quality, delivery, cost and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives relating to idea generation, product development and commercialization, global sourcing of materials and services, manufacturing improvement and sales and marketing.
To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. Given the rapid pace of technological development and the specialized expertise typical of our served markets, acquisitions also provide us important access to new technologies and domain expertise. We believe there are many acquisition opportunities available within our targeted markets. The extent to which we consummate and effectively integrate appropriate acquisitions will affect our overall growth and operating results.

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
2013 sales by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s customer is made) were: North America, 45% (including 42% in the United States); Europe, 27%; Asia/Australia, 20% and all other regions, 8%. For additional information regarding sales by geography, please refer to Note 20 in the Consolidated Financial Statements included in this Annual Report.
Reportable Segments
The table below describes the percentage of our total annual revenues attributable to each of our five segments over each of the last three years ended December 31, 2013. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 20 in the Consolidated Financial Statements included in this Annual Report.

	2013	2012	2011
Test & Measurement	18%	19%	21%
Environmental	17%	17%	18%
Life Sciences & Diagnostics	36%	35%	29%
Dental	11%	11%	13%
Industrial Technologies	18%	18%	19%

TEST & MEASUREMENT
Our Test & Measurement segment is a leading global provider of electronic measurement instruments, professional test tools, thermal imaging and calibration equipment used in electrical, industrial, electronic and calibration applications. We offer test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development; network monitoring, management and optimization tools; and security solutions for communications and enterprise networks. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and deploy network equipment; and service providers who implement, maintain and manage communications networks and services. 2013 sales for this segment by geographic destination were: North America, 56%; Europe, 18%; Asia/Australia, 20% and all other regions, 6%.
We established our Test & Measurement business in 1998 through the acquisition of Fluke Corporation, and have expanded the business through numerous subsequent acquisitions, including the acquisition of Tektronix in 2007 and Keithley Instruments in 2010. Our Test & Measurement segment consists of the following lines of business.
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

Products in this business are marketed under the AMPROBE, FLUKE, FLUKE BIOMEDICAL, KEITHLEY, MAXTEK and TEKTRONIX brands. Competition in the instruments business is based on a number of factors, including the performance, ruggedness, ease of use, ergonomics and aesthetics of the product, as well as the other factors described under “—Competition.” Sales in the instruments business are generally made through independent distributors and direct sales personnel.
Communications
Our communications business offers network performance management solutions, handheld and fixed diagnostic equipment and security solutions, as well as related installation, maintenance and professional services, for a wide range of enterprise network applications as well as fixed and mobile communications networks. Our network management tools help network operators continuously manage network performance and optimize the utilization, uptime and service quality of the network. Communications service providers use our products to ensure the reliability of their network equipment, expand their service offerings and operate their networks more efficiently. Typical users of the business’ products include engineers, installers, operators, and technicians of advanced communications networks.
Products in this business are marketed under the AIRMAGNET, ARBOR NETWORKS, FLUKE NETWORKS, TEKTRONIX COMMUNICATIONS and VSS MONITORING brands. Competition in the communications business is based on a number of factors, including product performance, technology and product availability as well as the other factors described under “—Competition.” Sales in the communications business are generally made through direct sales personnel as well as independent distributors and resellers.
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
ENVIRONMENTAL
Our Environmental segment provides products that help protect the water supply and air quality by serving two primary markets: water quality and retail/commercial petroleum. 2013 sales for this segment by geographic destination were: North America, 48%; Europe, 26%; Asia/Australia, 16% and all other regions, 10%. Our Environmental segment consists of the following lines of business.
Water Quality
Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure water, potable water, wastewater, groundwater and ocean water in residential, commercial, industrial and natural resource applications. We entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. Our water quality business designs, manufactures and markets:

•
a wide range of analytical instruments, software and related consumables and services that detect and measure chemical, physical, and microbiological parameters in ultra pure water, potable water, wastewater, groundwater and ocean water;

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

Typical users of our analytical instruments, software, ultraviolet disinfection systems, industrial water treatment solutions and related consumables and services include professionals in municipal drinking water and wastewater treatment plants and industrial process water and wastewater treatment facilities, third party testing laboratories and environmental field operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering and the other factors described under “—Competition.” Our water quality business provides products under a variety of brands, including CHEMTREAT, HACH, HACH/LANGE and TROJAN TECHNOLOGIES. Manufacturing facilities are located in North America, Europe, and Asia. Sales are made through our direct sales personnel, independent representatives and independent distributors.
Retail/Commercial Petroleum
Danaher’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale systems, payment systems, environmental compliance, vehicle tracking and fleet management. We have served the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001 and Gilbarco in 2002. To expand our presence in emerging markets, in 2010 the Company acquired the petroleum dispenser business of Larsen & Toubro, an Indian manufacturer of retail petroleum equipment. Our retail/commercial petroleum business designs, manufactures and markets:

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
We recently entered the vehicle tracking and fleet management market through our acquisitions of Navman Wireless in 2012 and Teletrac in 2013. Navman Wireless and Teletrac are leading global providers of vehicle tracking and fleet management hardware and software solutions that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle safety, compliance, operating efficiency and productivity. Typical users of these solutions span a variety of industries and include businesses and other organizations that manage vehicle fleets.
Customers in this line of business choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “—Competition.” We market the products in this line of business under a variety of brands, including GILBARCO, GILBARCO AUTOTANK, NAVMAN WIRELESS, TELETRAC and VEEDER-ROOT. Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.

LIFE SCIENCES & DIAGNOSTICS
Our diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Our life sciences businesses offer a broad range of research and clinical tools that scientists use to study cells and cell components to understand the causes of disease, identify new therapies and test new drugs and vaccines. 2013 sales for this segment by geographic destination were: North America, 38%; Europe, 29%; Asia/Australia, 27% and all other regions, 6%.
Diagnostics
We established our diagnostics business in 2004 through the acquisition of Radiometer. We have expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011 (which more than doubled the size of the segment), Iris International and Aperio Technologies in 2012 and HemoCue in 2013. The diagnostics business consists of our clinical laboratory (or clinical lab), acute care and pathology diagnostics businesses.
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
Our acute care diagnostics business is a leading worldwide provider of instruments, software and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers, as well as for anemia and high-sensitivity glucose testing. Typical users of these products include hospital central laboratories, intensive care units, hospital operating rooms, hospital emergency rooms, physician’s office laboratories and blood banks.
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

Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” Our diagnostics business generally markets its products under the APERIO, BECKMAN COULTER, HEMOCUE, IRIS, LEICA BIOSYSTEMS, RADIOMETER and SURGIPATH brands. Manufacturing facilities are located in North America, Europe, Asia and Australia. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.
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
Customers in the life sciences industry select products based on a number of factors, including product quality and reliability, innovation (particularly productivity and sensitivity improvements), the product’s capacity to enhance productivity, product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” Our life sciences business generally markets its products under the AB SCIEX, BECKMAN COULTER, LEICA MICROSYSTEMS and MOLECULAR DEVICES brands. Manufacturing facilities are located in Europe, Australia, Asia and North America. The businesses sell to customers primarily through direct sales personnel and to a lesser extent through independent distributors.

DENTAL
Our Dental segment is a leading worldwide provider of a broad range of dental consumables, equipment and services that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, and to improve the aesthetics of the human smile. We are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. 2013 sales for this segment by geographic destination were: North America, 51%; Europe, 32%; Asia/Australia, 10% and all other regions, 7%.
We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006 and PaloDEx Group Oy in 2009. Today, our dental businesses develop, manufacture and market the following dental consumables and dental equipment:

•	orthodontic bracket systems and lab products;

•	impression, bonding and restorative materials;

•	endodontic systems and related consumables;

•	infection prevention products;

•	implant systems (by joint venture);

•	diamond and carbide rotary instruments;

•	digital imaging and other visualization and magnification systems;

•	air and electric handpieces and associated consumables; and

•	treatment units.
Typical customers and users of these products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, as well as educational, medical and governmental entities. Dental professionals choose dental products based on a number of factors including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the DEXIS, GENDEX, iCAT, IMPLANT DIRECT, INSTRUMENTARIUM DENTAL, KAVO, KERR, NOMAD, ORMCO, PELTON & CRANE, PENTRON, SOREDEX, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America and South America. Sales are primarily made through independent distributors and, to a lesser extent, through direct sales personnel.
INDUSTRIAL TECHNOLOGIES
Our Industrial Technologies segment is a leading global provider of equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. The segment is also a leading global provider of electromechanical motion control solutions for the industrial automation and packaging markets. 2013 sales for this segment by geographic destination were: North America, 45%; Europe, 30%; Asia/Australia, 16% and all other regions, 9%. Our Industrial Technologies segment consists of the following lines of business.
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
Motion
We entered the motion control industry through the acquisition of Pacific Scientific Company in 1998, and subsequently expanded our product and geographic breadth with the acquisitions of American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000, and Thomson Industries in 2002, among others. Our motion businesses provide a wide range of electromechanical motion control products including:

•	standard and custom motors;

•	drives;

•	controls; and

•	mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators).
These products are sold in various precision motion markets such as the markets for packaging equipment, medical equipment, robotics, circuit board assembly equipment and electric vehicles (such as lift trucks). Customers are typically systems integrators who use our products in production and packaging lines and original equipment manufacturers ("OEMs") that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the comprehensiveness of the supplier’s product offering, the geographic coverage offered by the supplier and the other factors described under “—Competition.” Our motion products are marketed under a variety of brands, including DOVER, KOLLMORGEN, PORTESCAP and THOMSON. Manufacturing facilities are located in North America, Europe, Asia and Latin America. Sales are generally made through our direct sales personnel and independent distributors.
Other Businesses
Our sensors & controls products include instruments that monitor, sense and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems. These products are marketed under a variety of brands, including DYNAPAR, GEMS SENSORS, HENGSTLER, IRIS POWER, QUALITROL, SERVERON, SETRA and WEST. Sales are generally made through our direct sales personnel and independent distributors.
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
Manufacturing facilities of our sensors & controls, energetic materials and engine retarder businesses are located in North America, South America, Europe and Asia.
************************************

The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2013 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Competition
Although our businesses generally operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all of the same product and service lines or serve all of the same markets as we do. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. We are facing increased competition in a number of our served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Our management believes that we have a market leadership position in many of the markets we serve. Key competitive factors vary among our businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, please refer to “Item 1A. Risk Factors.”
Seasonal Nature of Business
General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months, sales to the United States government are typically stronger in the third calendar quarter, medical and capital equipment sales are often stronger in the fourth calendar quarter and sales to OEMs are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.
Working Capital
We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.

Backlog
The table below provides the unfulfilled orders attributable to each of our five segments as of December 31 ($ in millions):

	2013	2012
Test & Measurement	$572	$621
Environmental	519	426
Life Sciences & Diagnostics	452	435
Dental	58	58
Industrial Technologies	600	588
Total	$2,201	$2,128

We expect that a large majority of the unfilled orders as of December 31, 2013 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
As of December 31, 2013, we employed approximately 66,000 persons, of whom approximately 29,000 were employed in the United States and approximately 37,000 were employed outside of the United States. Of our United States employees, approximately 1,700 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”
Research and Development
The table below describes our research and development expenditures over each of the last three years ended December 31, by segment and in the aggregate ($ in millions):

	2013	2012	2011
Test & Measurement	$362	$335	$312
Environmental	167	155	153
Life Sciences & Diagnostics	476	418	341
Dental	75	76	78
Industrial Technologies	170	154	135
Total	$1,250	$1,138	$1,019

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2013, 2012 or 2011.

Government Contracts
Although the substantial majority of our revenue in 2013 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Regulatory Matters
We face comprehensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”
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
We have made a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third party sites where we have been determined to be a potentially responsible party. We generally make an assessment of the costs involved for our remediation efforts based on environmental studies, as well as our prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of our involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If we determine that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, we accrue the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2013, the Company had a reserve of $133 million for environmental matters which are probable and reasonably estimable (of which $92 million are non-current), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters. Please see Note 9 to the Consolidated Financial Statements for additional information about our environmental reserves.
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

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information and requires us to report certain security breaches with respect to such information.

•
The Physician Payments Sunshine Act requires manufacturers of medical devices covered under Medicare and Medicaid to record transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

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
International Operations
Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to develop products and sales models that successfully target emerging markets (also referred to in this Report as “high-growth markets”). The Company defines high-growth markets as developing markets of the world experiencing rapid growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia).

The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for each of the last three years ended December 31, by segment and in the aggregate, based on geographic destination:

	2013	2012	2011
Test & Measurement	47%	48%	52%
Environmental	57%	55%	57%
Life Sciences & Diagnostics	65%	64%	66%
Dental	53%	54%	56%
Industrial Technologies	57%	56%	57%
Total percentage of revenue derived from customers outside of the United States	58%	57%	58%

The table below describes long-lived assets located outside the United States as of December 31, as a percentage of total long-lived assets for each of the last three years, by segment and in the aggregate (including assets held for sale):

	2013	2012	2011
Test & Measurement	20%	19%	17%
Environmental	38%	39%	44%
Life Sciences & Diagnostics	48%	45%	31%
Dental	33%	34%	35%
Industrial Technologies	37%	38%	37%
Total percentage of long-lived assets located outside of the United States	39%	37%	31%

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
Financial information about our international operations is contained in Note 20 of the Consolidated Financial Statements and information about the effects of foreign currency fluctuations on our business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, please refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2013, 2012 or 2011.
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
Our business is sensitive to general economic conditions and since 2008 the effects of the global financial crisis have adversely impacted the global economy. Slower global economic growth, the credit market crisis and European debt crisis, uncertainty relating to the Euro, high levels of unemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges affecting the global economy adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products (in this Item 1A, references to products also includes software) and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increasing price competition in our served markets;

•	supply interruptions, which could disrupt our ability to produce our products;

•	increasing the risk of impairment of goodwill and other long-lived assets; and

•
increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

Although we have been able to continue accessing the commercial paper and other capital markets through the date of this report, there can be no assurances that such markets will remain available to us or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations.
Improvement in the global economy remains uneven and uncertain. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don't benefit the markets we serve, our business and financial statements could be adversely affected.
Our restructuring actions could have long-term adverse effects on our business.
From 2008 through 2013, we have implemented multiple, significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. These circumstances could adversely impact our business and financial statements.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers' capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; please see “Item 1. Business - Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.
Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products and services with higher growth prospects;

•	anticipate and respond to our competitors' development of new products and services and technological innovations;

•	differentiate our offerings from our competitors' offerings and avoid commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;

•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	obtain necessary regulatory approvals of appropriate scope, including with respect to medical device products by demonstrating satisfactory clinical results where applicable; and

•	stimulate customer demand for and convince customers to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes or uncertainty over third party reimbursement.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, though we rely on our suppliers to adhere to our supplier standards of conduct, material violations of such standards of conduct could occur.
Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions.
Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please see “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. These acquisitions, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:

•	Any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable.

•	We may incur or assume significant debt in connection with our acquisitions, joint ventures or strategic relationships.

•	Acquisitions, joint ventures or strategic relationships could cause our financial results to differ from our own or the investment community's expectations in any given period, or over the long-term.

•	Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•
Acquisitions, joint ventures or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•	We could experience difficulty in integrating personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, joint venture or strategic relationship.

•
We may assume by acquisition, joint venture or strategic relationship unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company's activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•
In connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

•
As a result of our acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

•
We may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

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
We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures may dilute the Company's earnings per share, have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials (or the manufacture and sale of products containing such materials). We cannot guarantee that we will be able to obtain regulatory clearance or approvals (such as 510(k) clearance) for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Failure to obtain such regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating (1) fraud and abuse in the healthcare industry, and (2) the privacy and security of health information, including the federal regulations described in “Item 1 - Business - Regulatory Matters.” Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations. For more information regarding regulations we are subject to please see “Item 1 - Business - Regulatory Matters.”
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
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in Europe and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
The PPACA imposes a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S. as well as reporting and disclosure requirements on medical device manufacturers.

•
Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services.

These changes have increased our tax liabilities and may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products services from governmental agencies or third party payors, reduce the volume of medical procedures that use our products and services and increase our compliance and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our financial statements.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial statements.
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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to “Item 1. Business - Regulatory Matters.” We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2013 will have a material effect on our financial statements.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.
In addition to the environmental, health, safety, healthcare, medical device, anticorruption and other regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state, local and other jurisdictional levels, including the following:

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

•
We also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure (or becoming subject to a regulatory enforcement investigation) could also damage to our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment or require us to incur significant expenses or modify our business model. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements. For additional information regarding these risks, please refer to “Item 1. Business - Regulatory Matters.”
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2013, the net carrying value of our goodwill and other intangible assets totaled approximately $22.3 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business' functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.

Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Please see the MD&A for a discussion of the factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in the MD&A and the Company's financial statements. Due to the potential for changes to tax laws (or the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. In addition, any significant change to the tax system in the U.S. or in other jurisdictions, including changes in the taxation of international income, could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2013 will have a material effect on our financial statements.
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
Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation and financial statements.
Manufacturing or design defects or "bugs" in, unanticipated use of, safety or quality issues with respect to, or inadequate disclosure of risks relating to the use of products (including software) and services that we make or sell (including products, components or software that we source from third parties) can lead to personal injury, death, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.
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
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.
As of December 31, 2013, we had approximately $3.5 billion in outstanding indebtedness. In addition, based on the availability under our credit facilities as of December 31, 2013, we had the ability to incur an additional $2.1 billion of indebtedness in direct borrowings or under our outstanding commercial paper facilities. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.
Our current revolving credit facility and long-term debt obligations also impose certain restrictions on us; for more information please refer to the MD&A. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to maintain the credit ratings assigned to us by independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase.

Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors' products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our profitability.
Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As discussed in “Item 1. Business - Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected. In addition, the 2012 rules adopted by the Securities and Exchange Commission requiring public companies to disclose sourcing and other information regarding specified minerals (“conflict minerals”) may adversely affect the availability and pricing of certain of these minerals and increase our compliance costs.
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers (including freight carriers) for reasons of quality assurance, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
Changes in governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, or the adoption of new regulations which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines may result in substantially different levels of demand for our products and services from period to period.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our productivity, results of operations and reputation.
International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2013, approximately 58% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers' intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase our funding obligations and adversely impact our financial statements. In addition, upward pressure on the cost of providing healthcare coverage to current employees and retirees may increase our future funding obligations and adversely affect our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Washington, D.C. in a facility that we lease. As of December 31, 2013, we had facilities in over 50 countries, including approximately 254 significant manufacturing and distribution facilities. 131 of these facilities are located in the United States in over 25 states and 123 are located outside the United States in over 30 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, South America and Australia. These facilities cover approximately 23.7 million square feet, of which approximately 13.5 million square feet are owned and approximately 10.2 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Test & Measurement, 40;

•	Environmental, 45;

•	Life Sciences & Diagnostics, 79;

•	Dental, 31; and

•	Industrial Technologies, 59.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe our properties and equipment have been well-maintained. Please refer to Note 16 in the Consolidated Financial Statements included in this Annual Report for additional information with respect to our lease commitments.

ITEM 3. LEGAL PROCEEDINGS
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 10, 2014. All of our executive officers hold office at the pleasure of our Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	62	Chairman of the Board	1984
Mitchell P. Rales	57	Chairman of the Executive Committee	1984
H. Lawrence Culp, Jr.	50	Chief Executive Officer and President	1995
Daniel L. Comas	50	Executive Vice President and Chief Financial Officer	1996
William K. Daniel II	49	Executive Vice President	2006
Thomas P. Joyce, Jr.	53	Executive Vice President	2002
James A. Lico	48	Executive Vice President	2002
James H. Ditkoff	67	Senior Vice President – Finance and Tax	1991
Jonathan P. Graham	53	Senior Vice President – General Counsel	2006
Angela S. Lalor	48	Senior Vice President – Human Resources	2012
Robert S. Lutz	56	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	47	Senior Vice President – Corporate Development	2004

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
William K. Daniel II has served as Executive Vice President since 2008.
Thomas P. Joyce, Jr. has served as Executive Vice President since 2006.
James A. Lico has served as Executive Vice President since 2005.
James H. Ditkoff has served as Senior Vice President - Finance and Tax since 2002.
Jonathan P. Graham has served as Senior Vice President - General Counsel since 2006.
Angela S. Lalor has served as Senior Vice President - Human Resources since April 2012. Prior to joining Danaher,
Ms. Lalor served for twenty-two years in a series of progressively more responsible positions in the human resources department of 3M Company, a global manufacturing company, including most recently as Senior Vice President, Human Resources.
Robert S. Lutz served as Vice President - Chief Accounting Officer from March 2003 to February 2010 and has served as Senior Vice President - Chief Accounting Officer since February 2010.
Daniel A. Raskas joined Danaher as Vice President - Corporate Development in November 2004 and has served as Senior Vice President - Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 10, 2014, there were approximately 3,486 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends paid per share, in each case for the periods described below, were as follows:

	2013				2012
	High	Low	Dividends Per Share		High	Low	Dividends Per Share
First quarter	$62.90	$56.17	$—	(1)	$55.92	$48.24	$0.025
Second quarter	$64.80	$57.61	$0.025		$55.99	$49.75	$0.025
Third quarter	$70.94	$63.16	$0.025		$55.61	$49.48	$0.025
Fourth quarter	$77.39	$66.83	$0.025		$56.80	$51.39	$0.050

(1) The Company made no cash payments for dividends during the first quarter of 2013 because the Company's Board had determined to accelerate the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012.

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors. In February 2014, our Board of Directors increased Danaher's quarterly dividend by declaring a dividend of $0.10 per share payable on April 25, 2014 to shareholders of record on March 28, 2014.
Issuer Purchases of Equity Securities
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2013. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaced the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”). There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2013, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2013, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 215,408 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.
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

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2013		2012		2011		2010		2009
Sales	$19,118.0		$18,260.4		$16,090.5		$12,550.0		$10,516.7
Operating profit	3,274.9		3,165.1		2,617.2		2,049.6		1,439.7
Net earnings from continuing operations	2,695.0	(a)	2,299.3		1,935.3		1,718.2	(d)	1,087.0
Earnings from discontinued operations, net of income taxes	—		92.9	(b)	237.0	(c)	74.8		64.7
Net earnings	2,695.0	(a)	2,392.2	(b)	2,172.3	(c)	1,793.0	(d)	1,151.7
Net earnings per share from continuing operations:
Basic	$3.87	(a)	$3.32		$2.86		$2.63	(d)	$1.69
Diluted	3.80	(a)	3.23		2.77		2.53	(d)	1.63
Net earnings per share from discontinued operations:
Basic	$—		$0.13	(b)	$0.35	(c)	$0.11		$0.10
Diluted	—		0.13	(b)	0.34	(c)	0.11		0.10
Net earnings per share:
Basic	$3.87	(a)	$3.45	(b)	$3.21	(c)	$2.74	(d)	$1.80	*
Diluted	3.80	(a)	3.36	(b)	3.11	(c)	2.64	(d)	1.73
Dividends declared per share	$0.10		$0.10		$0.09		$0.08		$0.06
Total assets	$34,672.2		$32,941.0		$29,949.5		$22,217.1		$19,595.4
Total debt	$3,499.0		$5,343.1		$5,305.2		$2,824.7		$2,933.2

(a)
Includes $230 million ($144 million after-tax or $0.20 per diluted share) gain on sale of the Company’s investment in the Apex Tool Group, LLC joint venture and $202 million ($125 million after-tax or $0.18 per diluted share) gain on sale of marketable equity securities. Refer to Notes 4 and 14, respectively, of the Notes to the Consolidated Financial Statements for additional information.

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

(d)
Includes $291 million ($232 million after-tax or $0.34 per diluted share) gain on contribution of certain of the Company’s hand tools businesses to the Apex Tool Group, LLC joint venture. Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional information.

*	Net earnings per share amount does not add due to rounding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher’s financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into five sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards
OVERVIEW
General
Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2013, approximately 58% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, typically helps limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products, services and software with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment. The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased in 2013 compared to 2012 resulting in aggregate year-over-year sales growth from existing businesses. In addition, the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during 2013 were led primarily by the high-growth markets. Sales from existing businesses in high-growth markets grew at a high-single digit rate in 2013 compared to 2012 and represented approximately 26% of the Company's total sales in 2013. Sales from existing businesses in developed markets grew at a low-single digit rate compared to 2012 and were driven by North America and Japan, which grew at low-single digit rates in 2013 partially offset by slight year-over-year contraction in Western Europe. Western Europe did grow slightly in the second half of 2013 on a year-over-year basis. The Company expects overall market conditions to remain challenging due to macro-economic uncertainties and monetary and fiscal policies of countries where we do business.  While individual businesses and end markets continue to experience volatility, the Company expects sales from existing businesses to grow on a year-over-year basis during 2014 with sales growth returning to the Industrial Technologies segment and the other segments growing at rates similar to those experienced in 2013.

Restructuring Activities
In light of the continuing uncertainties in the macro-economic environment and consistent with the Company's approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, in July 2013 the Company initiated actions to improve productivity and reduce costs in the Company's businesses. The actions, which were substantially completed by December 31, 2013, resulted in pre-tax charges of over $100 million, the majority of which was incurred in the fourth quarter of 2013. The charges, including both employee-related termination costs as well as other termination and exit costs, are expected to result in savings of approximately $75 million in 2014 compared to 2013 expense levels.
In addition, the Company incurred $123 million of costs associated with restructuring activities in 2012 which resulted in savings of approximately $90 million in 2013 compared to 2012 expense levels.
Acquisitions
During 2013, the Company acquired fourteen businesses for total consideration of $957 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $300 million.

For a discussion of the Company’s 2012 and 2011 acquisition activity, refer to “Liquidity and Capital Resources — Investing Activities”.
Sale of Investments
During 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million. The Company recognized an after-tax gain of $144 million or $0.20 per diluted share in connection with this transaction. As of December 31, 2013, the Company had collected the majority of this note receivable.

During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align Technology, Inc. ("Align") common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these securities and recorded a pre-tax gain of $202 million ($125 million after-tax or $0.18 per diluted share).

RESULTS OF OPERATIONS
Consolidated sales for the year ended December 31, 2013 increased 4.5% compared to 2012. Sales from existing businesses contributed 2.5% growth and sales from acquired businesses contributed 2.5% growth on a year-over-year basis. The impact of currency translation reduced reported sales by 0.5% as the U.S. dollar was, on average, stronger against other major currencies during 2013 as compared to exchange rate levels during 2012.
Consolidated sales for the year ended December 31, 2012 increased 13.5% compared to 2011. Sales from existing businesses contributed 2.5% growth and sales from acquired businesses contributed 13.0% growth on a year-over-year basis. The impact of currency translation reduced reported sales by 2.0% as the U.S. dollar was, on average, stronger against other major currencies during 2012 as compared to exchange rate levels during 2011.
In this report, references to sales from existing businesses refers to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the impact from the divestiture of a product line, the sales from which (prior to the divestiture) were included in sales from acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and related items because the nature, size and number of such transactions can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. References to sales volume refer to the impact of both price and unit sales.
Operating profit margins were 17.1% for the year ended December 31, 2013 as compared to 17.3% in 2012. The factors discussed below impacted year-over-year operating profit margin comparisons.
2013 vs. 2012 operating profit margin comparisons were favorably impacted by:

•
Higher 2013 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2012 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 80 basis points

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2013 - 40 basis points

•	The divestiture of the Apex joint venture in 2013. Prior to the sale, the Company had accounted for its investment in Apex under the equity method - 40 basis points

•	The fourth quarter 2013 impairment of intangible assets associated with a technology investment in the communications business - 15 basis points

•	A 2012 gain relating to the resolution of contingencies with respect to a prior disposition of assets - 5 basis points
Operating profit margins were 17.3% for the year ended December 31, 2012 as compared to 16.3% in 2011. The factors discussed below impacted year-over-year operating profit margin comparisons.

2012 vs. 2011 operating profit margin comparisons were favorably impacted by:

•
Higher 2012 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and ongoing productivity improvement initiatives taken in 2011 and 2012, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments - 100 basis points

•
Acquisition related charges recorded in 2011 associated with the Beckman Coulter acquisition, including transaction costs deemed significant, change in control charges and fair value adjustments to acquisition related inventory and deferred revenue balances - 100 basis points

•	A 2012 gain relating to the resolution of contingencies with respect to a prior disposition of assets - 5 basis points
2012 vs. 2011 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2012 - 105 basis points
The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period.
Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	For the Year Ended December 31
	2013	2012	2011
Test & Measurement	$3,417.3	$3,381.0	$3,390.9
Environmental	3,316.9	3,063.5	2,939.6
Life Sciences & Diagnostics	6,856.4	6,485.1	4,627.4
Dental	2,094.9	2,022.9	2,011.2
Industrial Technologies	3,432.5	3,307.9	3,121.4
Total	$19,118.0	$18,260.4	$16,090.5

TEST & MEASUREMENT
The Company’s Test & Measurement segment is a leading global provider of electronic measurement instruments, professional test tools, thermal imaging and calibration equipment used in electrical, industrial, electronic and calibration applications. Danaher offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development; network monitoring, management and optimization tools; and security solutions for communications and enterprise networks. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and deploy network equipment; and service providers who implement, maintain and manage communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.
Test & Measurement Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2013	2012	2011
Sales	$3,417.3	$3,381.0	$3,390.9
Operating profit	669.5	701.2	751.2
Depreciation and amortization	135.1	132.3	126.6
Operating profit as a % of sales	19.6%	20.7%	22.2%
Depreciation and amortization as a % of sales	4.0%	3.9%	3.7%

Components of Sales Growth

	2013 vs. 2012	2012 vs. 2011
Existing businesses	1.5%	(1.5)%
Acquisitions	—%	2.0%
Currency exchange rates	(0.5)%	(1.0)%
Total	1.0%	(0.5)%

2013 COMPARED TO 2012
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2013 as compared to 2012 and are reflected as a component of the change in sales from existing businesses.
Sales in the segment's instrument businesses declined at a low-single digit rate during 2013 as compared to 2012, as lower demand for thermography, calibration and electronic test products more than offset modest increases in demand for industrial products. Decreased demand in the North American, European and Chinese end markets contributed to the decline in sales. However, the Company did see demand stabilize during the second half of 2013 as compared to the first half of 2013, particularly in Europe and North America.
Sales in the segment's communications businesses grew at a mid-single digit rate during 2013 compared to 2012 with robust year-over-year increase in demand for network security and analysis solutions. Geographically, strong year-over-year demand in the North America and Latin America regions was somewhat offset by declines in demand in Asia.

Operating profit margins declined 110 basis points during 2013 as compared to 2012. The favorable impacts of higher operating profit margin communication business products comprising a higher percentage of sales in 2013 compared to 2012 and lower year-over-year costs for restructuring and productivity improvement initiatives were offset by lower year-over-year instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, 2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The fourth quarter 2013 impairment of intangible assets associated with a technology investment in the communications business - 90 basis points

•	The incremental net dilutive effect of acquired businesses in 2013 - 20 basis points

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

Operating profit margins declined 150 basis points during 2012 as compared to 2011. Year-over-year operating profit margin comparisons were adversely impacted by 120 basis points as lower instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments more than offset the favorable impacts of increased sales volumes of higher operating profit margin communication business products and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011. The incremental net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 30 basis points.
ENVIRONMENTAL
Danaher’s Environmental segment provides products that help protect the water supply and air quality by serving two primary markets: water quality and retail/commercial petroleum. Danaher’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure water, potable water, wastewater, groundwater and ocean water in residential, commercial, industrial and natural resource applications. Danaher’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale systems, payment systems, environmental compliance, vehicle tracking and fleet management.
Environmental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2013	2012	2011
Sales	$3,316.9	$3,063.5	$2,939.6
Operating profit	696.5	652.5	622.7
Depreciation and amortization	62.7	48.9	45.9
Operating profit as a % of sales	21.0%	21.3%	21.2%
Depreciation and amortization as a % of sales	1.9%	1.6%	1.6%

Components of Sales Growth

	2013 vs. 2012	2012 vs. 2011
Existing businesses	3.5%	3.5%
Acquisitions	5.5%	2.5%
Currency exchange rates	(0.5)%	(2.0)%
Total	8.5%	4.0%

2013 COMPARED TO 2012
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2013 as compared with 2012 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s water quality businesses grew at a mid-single digit rate during 2013 as compared to 2012 primarily due to increased demand across most major geographies for analytical instruments and related services and consumables. Sales from existing businesses in the business’ chemical treatment solutions product line also grew on a year-over-year basis due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Sales from existing businesses in the business' ultraviolet water disinfection product line declined during 2013 due to continued weak demand in municipal end markets, primarily in North America and Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a low-single digit rate during 2013 as compared to 2012. Demand for the businesses' dispenser and retail automation products was particularly strong in Western Europe, Asia and the Middle East. On a year-over-year basis, the business experienced strong increase in demand for its point-of-sale and payment systems and continued growth in demand for dispensers, which were partially offset by slight declines in demand for services.

Operating profit margins declined 30 basis points during 2013 as compared to 2012. The factors discussed below impacted year-over-year operating profit margin comparisons.

2013 vs. 2012 operating profit margin comparisons were favorably impacted by:

•
Higher 2013 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2012 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 70 basis points

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2013 - 100 basis points
2012 COMPARED TO 2011
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2012 as compared with 2011 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a low-single digit rate during 2012 compared to 2011. Sales growth was driven by increased demand for the businesses' laboratory and process instruments, consumables and related services primarily in the high-growth markets (other than China) and the North American industrial market. This growth was partially moderated by flat year-over-year demand in China and Western Europe. Sales in the business' chemical treatment solutions product line grew at a low-double digit rate on a year-over-year basis due primarily to the addition of new customers in the U.S. market and to a lesser extent continued international expansion. Sales in the business' ultraviolet water disinfection product line declined during the year due primarily to lower 2012 demand from municipal end markets.
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

Operating profit margins increased 10 basis points during 2012 as compared to 2011. Year-over-year operating profit margin comparisons benefited 70 basis points from the favorable impact of higher sales volumes and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011, offsetting incremental year-over-year costs associated with various sales, marketing and product development growth investments. The incremental net dilutive effect of acquisitions adversely impacted year-over-year operating margin comparisons by 60 basis points.
LIFE SCIENCES & DIAGNOSTICS
The Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences businesses offer a broad range of research and clinical tools that scientists use to study cells and cell components to understand the causes of disease, identify new therapies and test new drugs and vaccines.

Life Sciences & Diagnostics Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2013	2012	2011
Sales	$6,856.4	$6,485.1	$4,627.4
Operating profit	1,009.8	861.1	402.3
Depreciation and amortization	517.3	478.2	297.2
Operating profit as a % of sales	14.7%	13.3%	8.7%
Depreciation and amortization as a % of sales	7.5%	7.4%	6.4%

Components of Sales Growth

	2013 vs. 2012	2012 vs. 2011
Existing businesses	4.0%	4.5%
Acquisitions	3.0%	37.5%
Currency exchange rates	(1.5)%	(2.0)%
Total	5.5%	40.0%

2013 COMPARED TO 2012
Year-over-year price increases in the segment had a negligible impact on sales during 2013.
Sales from existing businesses in the segment's diagnostics businesses grew at a mid-single digit rate during 2013 as compared to 2012 due to increased demand in the clinical, acute care and pathology diagnostic businesses. The clinical diagnostics business experienced strong sales of consumables and automation hardware in high-growth markets, particularly China, that more than offset slightly negative year-over-year sales performance in North America and Europe. Sales growth in the acute care diagnostic business was due primarily to continued robust global consumables sales related to the business' growing installed base of instrumentation, which is expected to continue to grow in 2014, as well as strong demand for compact blood gas analyzers and cardiac care instruments. The year-over-year sales growth in the pathology diagnostics business was driven by strong demand for advanced staining systems and consumables in North America, China and Japan and increased demand for core histology instruments and consumables in North America and China.
Sales from existing businesses in the segment's life sciences businesses grew at a mid-single digit rate during 2013 as compared to 2012 due primarily to strong demand for new product introductions across the life sciences businesses. Fourth quarter 2013 growth rates lagged full year growth rates due to comparisons to the same period in 2012 which benefited from new product introductions. Sales of the business' broad range of mass spectrometers grew on a year-over-year basis as strong sales growth in the applied and clinical research markets and the pharmaceutical market were partially offset by sales declines in the academic research market. Geographically, year-over-year sales growth in the mass spectrometry business was strong in high-growth markets and in the second half of 2013 the business also experienced strong demand in Europe and Japan. The business' confocal microscopy, flow cytometry and sample preparation product lines also contributed to year-over-year growth, principally from demand in high-growth markets.
Operating profit margins increased 140 basis points during 2013 as compared to 2012. The factors discussed below impacted year-over-year operating profit margin comparisons.
2013 vs. 2012 operating profit margin comparisons were favorably impacted by:

•
Higher 2013 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2012 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the new U.S. medical device excise tax that took effect in 2013 - 190 basis points

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2013 - 50 basis points

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
Operating profit margins increased 460 basis points during 2012 as compared to 2011. Acquisition related charges associated with the 2011 Beckman Coulter acquisition, including transaction costs deemed significant, change in control charges and fair value adjustments to inventory and deferred revenue balances favorably impacted year-over-year operating profit margin comparisons by 365 basis points. Higher sales volumes and incremental year-over-year cost savings associated with ongoing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011, net of the impact of incremental year-over-year costs associated with various sales, marketing and product development growth investments, favorably impacted year-over-year comparisons by 200 basis points. The incremental net dilutive effect of acquisitions adversely impacted segment operating profit margins by 105 basis points.
Depreciation and amortization as a percentage of sales increased during 2012 primarily as a result of the inclusion of twelve months of Beckman Coulter's results in 2012 as compared to six months of Beckman Coulter's results in 2011.
DENTAL
The Company’s Dental segment is a leading worldwide provider of a broad range of dental consumables, equipment and services that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, and to improve the aesthetics of the human smile. The Company is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2013	2012	2011
Sales	$2,094.9	$2,022.9	$2,011.2
Operating profit	304.9	293.1	236.1
Depreciation and amortization	83.3	92.4	94.0
Operating profit as a % of sales	14.6%	14.5%	11.7%
Depreciation and amortization as a % of sales	4.0%	4.6%	4.7%

Components of Sales Growth

	2013 vs. 2012	2012 vs. 2011
Existing businesses	3.0%	3.5%
Acquisitions	1.0%	0.5%
Currency exchange rates	(0.5)%	(3.5)%
Total	3.5%	0.5%

2013 COMPARED TO 2012
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2013 as compared with 2012 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's dental consumables businesses grew at a low-single digit rate during 2013 as compared to 2012, primarily due to increased sales of professional dental consumables and implant products. On a year-over-year basis, sales of dental consumables were strong in North America (although North America contracted slightly in the fourth quarter compared to the third quarter of 2013), China and other high-growth markets and contracted slightly in Western Europe. In addition, sales from existing businesses in the segment's dental technologies businesses grew at a low-single digit rate on a year-over-year basis primarily as a result of increased demand for imaging products and treatment units. Geographically, increased sales in North America, China and certain other high-growth markets more than offset lower demand in Europe.
Operating profit margins increased 10 basis points during 2013 as compared to 2012. Year-over-year operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect of acquired businesses in 2013 - 5 basis points

•
Higher 2013 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2012 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the new U.S. medical device excise tax that took effect in 2013 - 5 basis points

2012 COMPARED TO 2011
Year-over-year price increases in the segment had a negligible impact on sales during 2012.
Sales from existing businesses in the segment's dental consumables businesses grew at a mid-single digit rate during 2012 as compared to 2011, primarily as a result of increased sales of general dentistry consumables and orthodontic products. Sales of dental consumables grew in all major geographies. Sales from existing businesses in the segment's dental technologies businesses grew at a low-single digit rate on a year-over-year basis as a result of increased demand for treatment units and associated equipment, primarily in high-growth markets, as well as higher year-over-year sales of imaging products. During 2012, sales increased in all major product categories on a year-over-year basis as increased demand in North America and high-growth markets more than offset lower demand in Europe.
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
INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment is a leading global provider of equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. The segment is also a leading global provider of electromechanical motion control solutions for the industrial automation and packaging markets. In addition to the product identification and motion strategic lines of business, the segment also includes Danaher's sensors and controls, energetic materials and engine retarder businesses. The Company sold its Accu-Sort ("ASI") business in January 2012, its Kollmorgen Electro-Optical ("KEO") business in February 2012 and its Pacific Scientific Aerospace ("PSA") business in April 2011. These businesses were previously reported as part of the Industrial Technologies segment. The results of these discontinued operations are excluded from all periods presented in the financial information provided in the tables below.

Industrial Technologies Segment Selected Financial Data ($ in millions)

	For the Year Ended December 31
	2013	2012	2011
Sales	$3,432.5	$3,307.9	$3,121.4
Operating profit	722.9	685.6	655.0
Depreciation and amortization	89.2	80.8	65.8
Operating profit as a % of sales	21.1%	20.7%	21.0%
Depreciation and amortization as a % of sales	2.6%	2.4%	2.1%
Components of Sales Growth

	2013 vs. 2012	2012 vs. 2011
Existing businesses	(0.5)%	1.5%
Acquisitions	3.5%	6.5%
Currency exchange rates	0.5%	(2.0)%
Total	3.5%	6.0%

2013 COMPARED TO 2012
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's product identification businesses grew at a mid-single digit rate during 2013 as compared to 2012. Continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions in most end markets was partially offset by lower year-over-year demand in consumer electronics related equipment. Sales grew on a year-over-year basis in most major geographies, particularly in North America and Latin America.
Sales from existing businesses in the segment's motion businesses declined at a high-single digit rate during 2013 as compared to 2012. Continued soft year-over-year demand in the majority of end markets served, particularly technology and defense related end markets, and the impact of exiting certain low-margin OEM product lines, was partially offset by increased sales of industrial automation products, primarily in North America. Geographically, year-over-year sales declines in Europe, China and certain end markets in North America more than offset improving demand in certain high-growth markets. The Company expects sales growth from existing businesses in the segment's motion businesses to remain negative in the first quarter of 2014 as the business continues to transition out of some low-margin businesses.
Sales from existing businesses in the segment's other businesses collectively grew at a low-single digit rate during 2013 as compared to 2012. Strong year-over-year demand in the segment's energetic materials business was partially offset by lower year-over-year demand in the segment's engine retarder business. Sales from existing businesses in the segment's sensors and controls businesses were essentially flat on a year-over-year basis.
Operating profit margins increased 40 basis points during 2013 as compared to 2012. The factors discussed below impacted year-over-year operating profit margin comparisons.

2013 vs. 2012 operating profit margin comparisons were favorably impacted by:

•
Higher 2013 prices and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2012 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the impact of lower 2013 unit sales - 80 basis points

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2013 - 40 basis points

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
Operating profit margins declined 30 basis points during 2012 compared to 2011. The incremental net dilutive effect of acquired businesses adversely impacted year-over-year operating profit margin comparisons by 105 basis points. Higher sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, including the restructuring actions taken in 2012 and 2011, net of incremental year-over-year costs associated with various sales, marketing and product development growth investments, increased operating profit margins by 75 basis points on a year-over-year basis.
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2013	2012	2011
Sales	$19,118.0	$18,260.4	$16,090.5
Cost of sales	9,160.4	8,846.1	7,913.9
Gross profit	9,957.6	9,414.3	8,176.6
Gross profit margin	52.1%	51.6%	50.8%
Gross profit margins increased 50 basis points on a year-over-year basis for 2013 compared to 2012, due primarily to the favorable impact of higher year-over-year sales volumes, the year-over-year decline in restructuring costs and continued productivity improvements. In 2013, the U.S. imposed a 2.3% excise tax on the sale or importation of certain medical devices, which affected various products in the Company's Life Sciences & Diagnostics and Dental segments. The excise tax increased the Company's 2013 cost of sales as a percentage of revenue on a year-over-year basis by approximately 20 basis points. The impact of the medical devices excise tax was partially mitigated by general price increases implemented during 2013.
Gross profit margins increased 80 basis points during 2012 as compared to 2011. Year-over-year gross profit margin comparisons were favorably impacted by 70 basis points as a result of acquisition related charges recorded in 2011 associated with fair value adjustments to acquired inventory and deferred revenue balances in connection with the acquisition of Beckman Coulter in June 2011. In addition, year-over-year gross profit margin comparisons benefited from higher year-over-year sales volumes, the year-over-year decline in restructuring costs and ongoing productivity improvements. The impact of a full twelve months of Beckman Coulter results in 2012 (compared to only six months of Beckman Coulter results in 2011), partially offset these positive factors as the Beckman Coulter business had lower gross profit margins on average than the Company's existing businesses.

OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2013	2012	2011
Sales	$19,118.0	$18,260.4	$16,090.5
Selling, general and administrative (“SG&A”) expenses	5,432.8	5,181.2	4,607.7
Research and development (“R&D”) expenses	1,249.9	1,137.9	1,018.5
SG&A as a % of sales	28.4%	28.4%	28.6%
R&D as a % of sales	6.5%	6.2%	6.3%

Selling, general and administrative expenses as a percentage of sales remained flat from 2012 to 2013. The benefit of increased leverage of the Company's cost base resulting from higher 2013 sales and the year-over-year decline in restructuring costs was offset by incremental year-over-year increases in investments in sales and marketing growth initiatives. Year-over-year comparisons were also adversely impacted by an impairment charge related to intangible assets associated with a communications business' technology investment which increased selling, general and administrative expenses by 15 basis points in 2013.

Selling, general and administrative expenses as a percentage of sales declined 20 basis points on a year-over-year basis for 2012 compared to 2011. Increased leverage of the Company's cost base resulting from higher sales and the year-over-year decline in restructuring costs were partially offset by incremental year-over-year investments in sales and marketing growth investments. Year-over-year comparisons were also favorably impacted by a mark to market gain on a currency swap arrangement in 2012 (refer to “Financial Instruments and Risk Management—Currency Exchange Rate Risk”). In addition, change in control payments to Beckman Coulter employees in connection with the closing of the Beckman Coulter acquisition in June 2011, as well as associated restructuring and integration charges, favorably impacted the year-over-year comparison.
Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 30 basis points on a year-over-year basis in 2013 as compared to 2012. Incremental year-over-year increases in investments in the Company's new product development initiatives were the primary contributors to this increase. Research and development expenses as a percentage of sales were relatively consistent for 2012 as compared to 2011.
EARNINGS FROM UNCONSOLIDATED JOINT VENTURE
During 2010, the Company entered into a joint venture with Cooper, combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex. In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million. The Company recognized a pre-tax gain of $230 million (after-tax gain of $144 million or $0.20 per diluted share) in connection with this transaction. This gain is reflected as gain on sale of unconsolidated joint venture in the Consolidated Statement of Earnings. As of December 31, 2013, the Company had collected the majority of this note receivable.

The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. The Company recorded $70 million and $67 million of earnings for the years ended December 31, 2012 and 2011, respectively, reflecting its 50% ownership position. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.
OTHER INCOME (EXPENSE)

During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these securities and recorded a pre-tax gain of $202 million ($125 million after-tax or $0.18 per diluted share). This gain is reflected as gain on sale of marketable equity securities in the Consolidated Statement of Earnings.

Refer to “—Earnings From Unconsolidated Joint Venture" above for information related to the $230 million gain on the sale of Apex in 2013 and to “—Liquidity and Capital Resources – Beckman Coulter Indebtedness" below for information related to the loss on the early extinguishment of debt in 2011.

INTEREST COSTS
For a description of the Company’s outstanding indebtedness, refer to “—Liquidity and Capital Resources – Financing Activities and Indebtedness” below.
Interest expense of $146 million for 2013 was $12 million lower than in 2012, due primarily to the repayment of the €500 million principal amount of Eurobond notes due 2013 (the "Eurobond Notes") and the $300 million principal amount of floating rate unsecured senior notes due 2013 (the "2013 Notes") upon maturity in July and June 2013, respectively. The Company's average commercial paper borrowings were also lower in 2013 as compared to 2012. Interest expense of $158 million in 2012 was $16 million higher than the 2011 interest expense of $142 million due primarily to the additional debt incurred in connection with the Beckman Coulter acquisition. The Company's average commercial paper borrowings were also higher in 2012 as compared to 2011, in large part due to borrowings used to partially fund the acquisition of Beckman Coulter.
Interest income was $6 million, $3 million and $5 million in 2013, 2012 and 2011, respectively.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources – Cash and Cash Requirements” below.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions, and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors”.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company’s effective tax rate related to continuing operations for the years ended December 31, 2013, 2012 and 2011 was 24.4%, 23.6% and 20.9%, respectively.
The Company’s effective tax rate for each of 2013, 2012 and 2011 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. In addition, the effective tax rates of 24.4% in 2013, 23.6% in 2012 and 20.9% in 2011 are lower than the U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations. The effective tax rate for 2013 is also lower than the U.S. federal statutory rate due to the retroactive reinstatement of certain tax benefits and credits resulting from the enactment of the American Tax Relief Act of 2012. These favorable items were offset by adjustments of reserve estimates related to prior period uncertain tax positions and on-going audit settlement estimates in various jurisdictions. The matters referenced above have been treated as discrete items in the periods they occurred and in the aggregate reduced the provision for income taxes by approximately 20 basis points in 2013, 30 basis points in 2012 and 240 basis points in 2011.

The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. During 2013, the Internal Revenue Service (“IRS”) completed examinations of certain of the Company's federal income tax returns for the years 2008 and 2009 and has commenced its examinations of the Company's federal income tax returns for 2010 and 2011. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2000 through 2012.

Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $200 million based on exchange rates as of December 31, 2013) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years through 2013 totaling approximately DKK 800 million (approximately $144 million based on exchange rates as of December 31, 2013) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.

Management believes the positions the Company has taken in both Denmark and Germany are in accordance with the relevant tax laws and intends to vigorously defend its positions, including contesting the SKAT assessment; however, the ultimate resolution of these matters is uncertain, could take many years, and individually or in the aggregate could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
The Company's effective tax rate for 2014 is expected to be approximately 24%. This anticipated rate reflects no benefit from the research and experimentation credit in the United States which expired at the end of 2013.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the years ended December 31, 2013, 2012 or 2011.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2013, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by approximately $110 million. However, since the Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, the impact of market interest rate fluctuations on the Company’s fixed-rate long-term debt does not affect the Company’s results of operations or stockholders’ equity.
As of December 31, 2013, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar commercial paper borrowings (refer to Note 10 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2013). As a result, the Company’s primary interest rate exposure results from changes in short-term U.S. dollar interest rates. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2013, a 50% increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $0.4 million. A 50% hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2013.
Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than Danaher’s functional currency or the functional currency of our applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, Danaher’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. A 10% depreciation in major currencies relative to the U.S. dollar at December 31, 2013 would have resulted in a reduction of stockholders’ equity of approximately $750 million.
Currency exchange rates negatively impacted 2013 reported sales by 0.5% on a year-over-year basis as the U.S. dollar was, on average, stronger against other major currencies during 2013 as compared to exchange rate levels during 2012. The U.S. dollar's strength against other major currencies throughout the majority of 2013 more than offset the positive impact on sales from the slight weakening of the U.S. dollar prior to the end of the fourth quarter 2013.
If the exchange rates in effect as of December 31, 2013 were to prevail throughout 2014, currency exchange rates would positively impact 2014 estimated sales by approximately 0.5% relative to the Company’s performance in 2013. Additional weakening of the U.S. dollar against other major currencies would further positively impact the Company’s sales and results of operations. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s Consolidated Financial Statements.
In connection with a prior acquisition, the Company acquired a currency swap agreement that required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. During 2013, the Company terminated portions of the currency swap agreement, reducing the Company's monthly purchase commitment to approximately ¥27 million. In connection with the partial termination of the currency swap agreement, the Company paid $10 million to the swap counterparties representing the fair value of the terminated portions of the currency swap. As of December 31, 2013, the aggregate Japanese Yen purchase commitment was approximately ¥1.4 billion (approximately $14 million based on exchange rates as of December 31, 2013). The currency swap does not qualify for hedge accounting and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. During the years ended December 31, 2013, 2012 and 2011, the Company recorded pre-tax income of $14 million and $22 million and a pre-tax charge of $8 million, respectively, related to changes in the fair value of this currency swap.
Credit Risk
The Company is exposed to potential credit losses in the event of nonperformance by counterparties to its financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, receivables from customers and derivatives. The Company places cash and temporary investments with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third party depository institutions that hold our cash and cash equivalents. The Company’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of the Company’s customers. The Company’s businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
The Company enters into derivative transactions infrequently and, with the exception of the Yen swap noted above, such transactions are generally insignificant to the Company's financial condition and results of operations. These transactions are entered into only with high-quality financial institutions and exposure at any one institution is limited.
Equity Price Risk
The Company’s available-for-sale investment portfolio includes publicly traded equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2013 would have reduced the fair value of the Company’s available-for-sale investment portfolio by $39 million.

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
Following is an overview of the Company's cash flows and liquidity for the years ended December 31, 2013, 2012 and 2011:
Overview of Cash Flows and Liquidity

	For the Years Ended December 31
($ in millions)	2013	2012	2011
Total operating cash flows provided by continuing operations	$3,585.3	$3,502.1	$2,732.1

Cash paid for acquisitions	$(957.2)	$(1,796.8)	$(6,210.8)
Payments for additions to property, plant and equipment	(551.5)	(458.3)	(334.5)
Proceeds from sale of unconsolidated joint venture	707.4	—	—
Proceeds from sale of marketable equity securities	251.2	—	—
Proceeds from sale of discontinued operations	—	337.5	680.1
All other investing activities	(2.4)	30.0	17.9
Net cash used in investing activities	$(552.5)	$(1,887.6)	$(5,847.3)

Proceeds from the issuance of common stock	$177.4	$212.0	$1,112.5
Payment of dividends	(52.1)	(86.4)	(61.3)
Purchase of stock	—	(648.4)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(763.3)	195.9	854.0
Proceeds from borrowings (maturities longer than 90 days)	—	—	1,785.8
Repayments of borrowings (maturities longer than 90 days)	(967.8)	(61.5)	(1,602.4)
Net cash (used in) provided by financing activities	$(1,605.8)	$(388.4)	$2,088.6

•	Operating cash flows from continuing operations increased $83 million, or approximately 2%, during 2013 as compared to 2012.

•
The repayment of borrowings with maturities longer than 90 days constituted the most significant use of cash during 2013. The Company repaid $968 million of such borrowings during 2013, primarily related to the repayment of the Eurobond Notes and the 2013 Notes upon their maturity in July and June 2013, respectively. The Company also reduced outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by $763 million during 2013.

•	The Company acquired fourteen businesses during 2013 for total consideration (net of cash acquired) of $957 million.

•
In February 2013, the Company sold its investment in Apex, an unconsolidated joint venture. Aggregate cash proceeds received during 2013 in connection with the sale were $774 million (including $67 million of dividends received during 2013 prior to the closing of the sale).

•
During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these securities.

•	As of December 31, 2013, the Company held approximately $3.1 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $3.6 billion for 2013, an increase of $83 million, or 2% as compared to 2012. The year-over-year change in operating cash flows from 2012 to 2013 was primarily attributable to the following factors:

•
Earnings from continuing operations increased by $396 million in 2013 as compared to 2012. During 2013, the Company realized a $230 million pre-tax gain on the sale of the Apex joint venture and a $202 million pre-tax gain on the sale of Align common stock. While both of these gains are included in earnings from continuing operations, the proceeds from these sales are shown in the investing activities section of the Statement of Cash Flows and therefore do not contribute to operating cash flows.

•
Earnings for 2013 reflected an increase of $55 million of depreciation and amortization expense as compared to 2012. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization expense are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $197 million in operating cash flows during 2013, a $150 million increase compared to 2012 during which these items provided $47 million in operating cash flows. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers.

•
Accrued expenses and other liabilities used $89 million in operating cash flows during 2013, a $236 million decline compared to 2012 during which these items provided $147 million in operating cash flows.  This change was driven primarily by cash income tax payments from continuing operations, which increased by $174 million during 2013 as compared to 2012 primarily due to taxes on the sale of the Apex joint venture and Align common stock noted above. Net cash payments for income taxes from continuing operations totaled $529 million and $355 million in 2013 and 2012, respectively. The timing of customer deposits received in 2012 in the Test & Measurement segment's network communications business also contributed to the year-over-year decline.

Operating cash flows from continuing operations were $3.5 billion for 2012, an increase of $770 million, or 28% as compared to 2011. The increase in operating cash flows was primarily attributable to the increase in earnings in 2012 as compared to 2011.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $553 million during 2013 compared to $1.9 billion of net cash used in 2012 and $5.8 billion of net cash used in 2011.
Acquisitions and Divestitures
2013 Acquisitions and Divestitures
For a discussion of the Company’s 2013 acquisitions, the sale of the Company's ownership interest in Apex and the sale of Align common stock, refer to “—Overview.”

2012 Acquisitions and Divestitures
During 2012, the Company acquired fourteen businesses for total consideration of $1.8 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $666 million.
In January 2012, the Company completed the sale of its integrated scanning system business (the ASI business) for $132 million in cash. In addition, in February 2012, the Company completed the sale of its KEO business for $205 million in cash. These businesses were part of the Industrial Technologies segment. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million, or $0.13 per diluted share, in its first quarter 2012 results. The Company has reported the ASI and KEO businesses (as well as the PSA business, referenced below) as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented reflect these businesses as discontinued operations.
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
In addition to the acquisition of Beckman Coulter, during 2011, the Company completed the acquisition of thirteen other businesses (including the acquisition of EskoArtwork, a leading full-service solutions provider for the digital packaging design and production market) for total consideration of $669 million in cash, net of cash acquired. The additional businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of these thirteen businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $325 million.
In April 2011, the Company completed the divestiture of its PSA business for $680 million in cash. This business, which was part of the Industrial Technologies segment, had annual revenues of $377 million in 2010. The Company recorded an after-tax gain on the sale of PSA of $202 million, or $0.29 per diluted share, in its second quarter 2011 results.
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $552 million in 2013, $458 million in 2012 and $334 million in 2011. The increase in capital spending in 2013 and 2012 reflects continued investments in equipment leased to customers and other operating assets. In 2014, the Company expects capital spending to approximate $650 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $1.6 billion during 2013 compared to $388 million of cash used during 2012. The year-over-year increase was due primarily to the repayment of the Eurobond Notes and the 2013 Notes upon their maturity in July and June 2013, respectively, and the incrementally higher year-over-year net repayment of commercial paper borrowings.

Total debt was $3.5 billion and $5.3 billion as of December 31, 2013 and 2012, respectively. The Company’s debt as of December 31, 2013 was as follows:

•	$450 million of outstanding U.S. dollar commercial paper;

•	$400 million aggregate principal amount of 1.3% senior unsecured notes due 2014 (the “2014 Notes”);

•	$500 million aggregate principal amount of 2.3% senior unsecured notes due 2016 (the “2016 Notes”);

•	$500 million aggregate principal amount of 5.625% senior unsecured notes due 2018 (the “2018 Notes”);

•	$750 million aggregate principal amount of 5.4% senior unsecured notes due 2019 (the “2019 Notes”);

•	$600 million aggregate principal amount of 3.9% senior unsecured notes due 2021 (the “2021 Notes” and together with the 2014 Notes and 2016 Notes, the “2011 Financing Notes”);

•	$154 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$145 million of other borrowings.
The 2011 Financing Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.
Commercial Paper Programs and Credit Facility
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. During 2013, as commercial paper balances matured the Company either paid such balances from available cash or refinanced such balances by issuing new commercial paper. There was no commercial paper outstanding under the Euro program as of December 31, 2013.
As of December 31, 2013, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately fourteen days. Commercial paper outstanding at any one time during the year had balances ranging from $450 million to $1.2 billion, carried interest at annual rates ranging between 0.1% and 0.2% and had original maturities between one and sixty days. The Company has classified its borrowings outstanding under the commercial paper program as of December 31, 2013 and its 2014 Notes as long-term debt in the Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid at inception of the Credit Facility, the Company is obligated to pay an annual commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2013, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The non-performance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member's commitment amount. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
On June 17, 2011, the Company entered into a $3.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) in connection with the acquisition of Beckman Coulter. The Company terminated the facility as of December 29, 2011. There were no outstanding borrowings under the 364-Day Facility at any time during the term of the facility.
Other Long-Term Indebtedness
2011 Financing Notes—On June 23, 2011, the Company completed the underwritten public offering of the 2011 Financing Notes and the 2013 Notes, all of which are unsecured. The 2013 Notes were issued at 100% of their principal amount, accrued interest at a floating rate equal to three-month LIBOR plus 0.25% per year and matured and were repaid in June 2013. The 2014 Notes were issued at 99.918% of their principal amount, will mature on June 23, 2014 and accrue interest at the rate of 1.3% per year. The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds from the 2011 Financing Notes and 2013 Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company paid interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company pays interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year.
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
LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2013, an aggregate of approximately 18 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2013, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on each of January 22, 2004 and January 22, 2011, which resulted in aggregate notes with an accreted value of approximately $1 million being redeemed by the Company for cash.
Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million of contingent interest on the LYONs for each of the years ended December 31, 2013, 2012 and 2011. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.

Eurobond Notes—On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the United States. Payment obligations under these Eurobond Notes were guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Eurobond Notes matured and were repaid in July 2013.
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
The indentures pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2013, the Company was in compliance with all of its debt covenants.
Beckman Coulter Indebtedness
In connection with the acquisition of Beckman Coulter in June 2011, the Company assumed indebtedness with a fair value of $1.6 billion (the “Beckman Coulter Notes”). During the third quarter of 2011, the Company retired substantially all of the Beckman Coulter Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded a $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Coulter Notes. The charge to earnings is reflected as part of other income (expense) in the Consolidated Statement of Earnings.
For additional details regarding the Company’s debt as of December 31, 2013 see Note 10 to the Consolidated Financial Statements.
Shelf Registration Statement
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use net proceeds realized by the Company from future securities sales off this shelf registration statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends, and working capital.

On June 21, 2011, the Company used its then-current shelf registration statement to complete the underwritten public offering of 19,250,000 shares of Danaher common stock at a price to the public of $51.75 per share. The net proceeds, after deducting expenses and the underwriters' discount, were approximately $966 million and were used to fund a portion of the purchase price for Beckman Coulter. On June 23, 2011, the Company also used this shelf registration statement to complete the underwritten public offering of the 2011 Financing Notes and the 2013 Notes.
Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2013. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaced the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”). There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2013, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of commercial paper.

During the year ended December 31, 2012, the Company repurchased approximately 12.5 million shares of Company common stock under the 2010 Repurchase Program in open market transactions at a cost of $648 million. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011.
Dividends
The Company declared a regular dividend of $0.025 per share that was paid on January 31, 2014 to holders of record on December 30, 2013. Aggregate cash payments for dividends during 2013 were $52 million. Dividend payments were lower in 2013 as compared to 2012 because the Company made no cash payments for dividends during the first quarter of 2013 because the Company's Board had determined to accelerate the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012.
Cash and Cash Requirements
As of December 31, 2013, the Company held $3.1 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.3%. $932 million of this amount was held within the United States and $2.2 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the 2014 Notes that mature in 2014, the Company expects to repay the principal amounts when due under these notes using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2013 and 2012, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $10.6 billion and $9.3 billion, respectively. As of December 31, 2013, management believes that is has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2013, the Company contributed $4 million to its U.S. defined benefit pension plan and $53 million to its non-U.S. defined benefit pension plans. During 2014, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $50 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations relating to continuing operations as of December 31, 2013 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $599 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 13 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

($ in millions)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Debt & Leases:
Long-Term Debt Obligations (a)(b)	$3,434.1	$52.6	$1,370.4	$503.2	$1,507.9
Capital Lease Obligations (b)	64.9	9.7	16.6	12.0	26.6
Total Long-Term Debt	3,499.0	62.3	1,387.0	515.2	1,534.5
Interest Payments on Long-Term Debt and Capital Lease Obligations (c)	588.2	116.0	211.5	162.8	97.9
Operating Lease Obligations (d)	656.6	183.3	246.9	144.7	81.7
Other:
Purchase Obligations (e)	1,031.6	994.3	36.1	0.8	0.4
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP (f)	3,657.7	—	851.0	649.7	2,157.0
Total	$9,433.1	$1,355.9	$2,732.5	$1,473.2	$3,871.5

(a)	As described in Note 10 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2013. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d)
As described in Note 16 to the Consolidated Financial Statements, certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commitments of the Company as of December 31, 2013.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$379.2	$299.2	$38.0	$16.7	$25.3
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
In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of the Company’s products or services or claims alleging that Company products, services or software infringe third party intellectual property. The Company has not included any such indemnification provisions in the contractual obligations table above. Historically, the Company has not experienced significant losses on these types of indemnification obligations.
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
Legal Proceedings
Please refer to Note 17 to the Consolidated Financial Statements included in this Annual Report for information regarding certain litigation matters.
In addition to the litigation matters noted under “Item 1. Business – Regulatory Matters – Environmental, Health & Safety,” the Company is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities). These matters primarily involve claims for damages arising out of the use of the Company’s products, software and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, insurance coverage and acquisition or divestiture related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential and/or compensatory damages, as well as injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that these proceedings and claims will have a material effect on its financial statements.
While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

In accordance with accounting guidance, the Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company's reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in our settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements. Please see Note 9 to the Consolidated Financial Statements for information about the amount of our accruals for self-insurance and litigation liability.
For a discussion of additional risks related to legal proceedings, please refer to “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
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
Accounts Receivable: The Company maintains allowances for doubtful accounts to reflect probable credit losses inherent in its portfolio of receivables. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the allowances for doubtful accounts and, therefore, net income. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. The level of the allowances is based on many quantitative and qualitative factors including historical loss experience by receivable type, portfolio duration, delinquency trends, economic conditions and credit risk quality. The Company regularly performs detailed reviews of its accounts receivable portfolio to determine if an impairment has occurred and to assess the adequacy of the allowances. If the financial condition of the Company’s customers were to deteriorate with a severity, frequency and/or timing different from the Company's assumptions, additional allowances would be required and the Company’s financial statements would be adversely impacted.
Inventories: The Company records inventory at the lower of cost or market value. The Company estimates the market value of its inventory based on assumptions of future demand and related pricing. Estimating the market value of inventory is inherently uncertain because levels of demand, technological advances and pricing competition in many of the Company’s markets can fluctuate significantly from period to period due to circumstances beyond the Company’s control. If actual market conditions are less favorable than those projected by management, the Company could be required to reduce the value of its inventory, which would adversely impact the Company’s financial statements.
Acquired Intangibles: The Company’s business acquisitions typically result in the recognition of goodwill, in-process research and development and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 2 and 7 in the Company’s consolidated financial statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
In performing its goodwill impairment testing, the Company estimates the fair value of its reporting units primarily using a market based approach. The Company estimates fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent market available sale transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
As of December 31, 2013, the Company had twenty-two reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to $4.4 billion. The Company’s annual goodwill impairment analysis in 2013 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 3% to approximately 885%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately -7% to approximately 785%. Two reporting units’ hypothetically 10% decreased fair values were lower than their respective carrying values. Management evaluated other factors relating to the fair value of these reporting units, including as applicable the short period of time since the acquisition of these businesses, results of the estimate of fair value using the income approach, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charge was required.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives at least annually for impairment. Determining whether an impairment loss occurred requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets.
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements.
Contingent Liabilities: As discussed above under “—Liquidity and Capital Resources – Legal Proceedings”, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed above under “—Liquidity and Capital Resources – Legal Proceedings”. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Revenue Recognition: The Company derives revenues from the sale of products and services. Refer to Note 1 to the Company’s Consolidated Financial Statements for a description of the Company’s revenue recognition policies.
Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the consideration should be allocated among the elements and when to recognize revenue for each element. The Company allocates revenue to each element in the contractual arrangement based on a selling price hierarchy that, in some instances, may require the Company to estimate the selling price of certain deliverables that are not sold separately or where third party evidence of pricing is not observable. The Company’s estimate of selling price impacts the amount and timing of revenue recognized in multiple element arrangements. The Company also enters into lease arrangements with customers, which requires the Company to determine whether the arrangements are operating or sales-type leases. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

If the Company's judgments regarding revenue recognition prove incorrect, the Company's revenues in particular periods may be adversely affected.
Stock-Based Compensation: For a description of the Company’s stock-based compensation accounting practices, refer to Note 18 to the Company’s Consolidated Financial Statements. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require subjective assumptions, including the expected life of the awards, stock price volatility and expected forfeiture rate. The assumptions used in calculating the fair value of stock-based payment awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If actual results are not consistent with management’s assumptions and estimates, the Company’s equity-based compensation expense could be materially different in the future.
Pension and Other Post-retirement Benefits: For a description of the Company’s pension and other post-retirement benefit accounting practices, refer to Notes 11 and 12 in the Company’s Consolidated Financial Statements. Calculations of the amount of pension and other post-retirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $130 million ($81 million on an after tax basis) and the non-U.S. net obligation by $109 million ($77 million on an after tax basis) from the amounts recorded in the financial statements as of December 31, 2013.
For 2013, the estimated long-term rate of return for the U.S. plan is 7.5%, and the Company intends to use an assumption of 7.5% for 2014. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in bond funds. The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 6.70%. If the expected long-term rate of return on plan assets for 2013 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2013 would have increased $9 million ($6 million on an after-tax basis) and $4 million ($3 million on an after-tax basis), respectively.
For a discussion of the Company’s 2013 and anticipated 2014 defined benefit pension plan contributions, please see “—Liquidity and Capital Resources - Cash and Cash Requirements”.
Income Taxes: For a description of the Company's income tax accounting policies, refer to Notes 1 and 13 to the Company's Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized which requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more-likely-than-not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires.
In addition, certain of the Company's tax returns are currently under review by tax authorities including in Denmark and Germany (see “—Results of Operations – Income Taxes" and Note 13 of the Notes to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company's financial statements, including its effective tax rate.
An increase in our nominal tax rate of 1.0% would have resulted in an additional income tax provision for continuing operations for the fiscal year ended December 31, 2013 of $36 million.
NEW ACCOUNTING STANDARDS
None.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (1992 framework). Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 21, 2014 appears on page 60 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Danaher Corporation:

We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 21, 2014

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2013	2012
ASSETS
Current Assets:
Cash and equivalents	$3,115.2	$1,678.7
Trade accounts receivable, less allowance for doubtful accounts of $121.5 and $121.4, respectively	3,451.6	3,267.3
Inventories	1,783.5	1,813.4
Prepaid expenses and other current assets	763.4	828.4
Total current assets	9,113.7	7,587.8
Property, plant and equipment, net	2,211.3	2,140.9
Investment in joint venture	—	548.3
Other assets	1,061.3	858.0
Goodwill	16,038.2	15,462.0
Other intangible assets, net	6,247.7	6,344.0
Total assets	$34,672.2	$32,941.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$62.3	$55.5
Trade accounts payable	1,778.2	1,546.3
Accrued expenses and other liabilities	2,686.9	2,604.3
Total current liabilities	4,527.4	4,206.1
Other long-term liabilities	4,256.7	4,363.4
Long-term debt	3,436.7	5,287.6
Stockholders’ Equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 785.7 and 774.6 issued; 698.1 and 687.5 outstanding, respectively	7.9	7.7
Additional paid-in capital	4,157.6	3,688.1
Retained earnings	18,005.3	15,379.9
Accumulated other comprehensive income (loss)	214.5	(59.2)
Total Danaher stockholders’ equity	22,385.3	19,016.5
Non-controlling interests	66.1	67.4
Total stockholders’ equity	22,451.4	19,083.9
Total liabilities and stockholders’ equity	$34,672.2	$32,941.0
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share data)

	Year Ended December 31
	2013	2012	2011
Sales	$19,118.0	$18,260.4	$16,090.5
Cost of sales	(9,160.4)	(8,846.1)	(7,913.9)
Gross profit	9,957.6	9,414.3	8,176.6
Operating costs and other:
Selling, general and administrative expenses	(5,432.8)	(5,181.2)	(4,607.7)
Research and development expenses	(1,249.9)	(1,137.9)	(1,018.5)
Earnings from unconsolidated joint venture	—	69.9	66.8
Operating profit	3,274.9	3,165.1	2,617.2
Non-operating income (expense):
Gain on sale of unconsolidated joint venture	229.8	—	—
Gain on sale of marketable equity securities	201.5	—	—
Loss on early extinguishment of debt	—	—	(32.9)
Interest expense	(145.9)	(157.5)	(141.6)
Interest income	5.7	3.2	5.1
Earnings from continuing operations before income taxes	3,566.0	3,010.8	2,447.8
Income taxes	(871.0)	(711.5)	(512.5)
Net earnings from continuing operations	2,695.0	2,299.3	1,935.3
Earnings from discontinued operations, net of income taxes	—	92.9	237.0
Net earnings	$2,695.0	$2,392.2	$2,172.3
Net earnings per share from continuing operations:
Basic	$3.87	$3.32	$2.86
Diluted	$3.80	$3.23	$2.77
Net earnings per share from discontinued operations:
Basic	$—	$0.13	$0.35
Diluted	$—	$0.13	$0.34
Net earnings per share:
Basic	$3.87	$3.45	$3.21
Diluted	$3.80	$3.36	$3.11
Average common stock and common equivalent shares outstanding:
Basic	696.0	693.4	676.2
Diluted	711.0	713.1	701.2
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2013	2012	2011
Net earnings	$2,695.0	$2,392.2	$2,172.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(62.1)	90.8	(226.8)
Pension and post-retirement plan benefit adjustments	289.0	(139.7)	(171.2)
Unrealized gain on available-for-sale securities	46.8	26.6	15.7
Total other comprehensive income (loss), net of income taxes	273.7	(22.3)	(382.3)
Comprehensive income	$2,968.7	$2,369.9	$1,790.0

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Shares	Amount
Balance, January 1, 2011	729.5	$7.3	$2,412.4	$10,945.9	$345.4	$61.8
Net earnings for the year	—	—	—	2,172.3	—	—
Other comprehensive loss	—	—	—	—	(382.3)	—
Dividends declared	—	—	—	(61.3)	—	—
Common stock issuance	19.3	0.2	966.3	—	—	—
Common stock-based award activity	4.8	—	241.5	—	—	—
Common stock issued in connection with LYONs’ conversions	7.5	0.1	257.0	—	—	—
Change in non-controlling interests	—	—	—	—	—	5.2
Balance, December 31, 2011	761.1	$7.6	$3,877.2	$13,056.9	$(36.9)	$67.0
Net earnings for the year	—	—	—	2,392.2	—	—
Other comprehensive loss	—	—	—	—	(22.3)	—
Dividends declared	—	—	—	(69.2)	—	—
Common stock-based award activity	9.7	0.1	321.7	—	—	—
Common stock issued in connection with LYONs’ conversions	3.8	—	137.6	—	—	—
Purchase of stock (12.5 shares)	—	—	(648.4)	—	—	—
Change in non-controlling interests	—	—	—	—	—	0.4
Balance, December 31, 2012	774.6	$7.7	$3,688.1	$15,379.9	$(59.2)	$67.4
Net earnings for the year	—	—	—	2,695.0	—	—
Other comprehensive income	—	—	—	—	273.7	—
Dividends declared	—	—	—	(69.6)	—	—
Common stock-based award activity	6.5	0.1	295.0	—	—	—
Common stock issued in connection with LYONs’ conversions	4.6	0.1	174.5	—	—	—
Change in non-controlling interests	—	—	—	—	—	(1.3)
Balance, December 31, 2013	785.7	$7.9	$4,157.6	$18,005.3	$214.5	$66.1
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$2,695.0	$2,392.2	$2,172.3
Less earnings from discontinued operations, net of income taxes	—	92.9	237.0
Net earnings from continuing operations	2,695.0	2,299.3	1,935.3
Non-cash items:
Depreciation	529.9	497.8	350.7
Amortization	365.1	342.0	284.3
Stock-based compensation expense	117.7	109.9	95.6
Earnings from unconsolidated joint venture, net of cash dividends received	66.6	(25.4)	(18.4)
Pre-tax gain on sale of unconsolidated joint venture	(229.8)	—	—
Pre-tax gain on sale of marketable equity securities	(201.5)	—	—
Change in deferred income taxes	254.6	184.9	271.4
Change in trade accounts receivable, net	(48.7)	(79.7)	(135.3)
Change in inventories	62.9	69.8	162.0
Change in trade accounts payable	182.6	57.0	36.6
Change in prepaid expenses and other assets	(120.2)	(100.3)	(111.0)
Change in accrued expenses and other liabilities	(88.9)	146.8	(139.1)
Total operating cash provided by continuing operations	3,585.3	3,502.1	2,732.1
Total operating cash used in discontinued operations	—	(87.1)	(105.8)
Net cash provided by operating activities	3,585.3	3,415.0	2,626.3
Cash flows from investing activities:
Cash paid for acquisitions	(957.2)	(1,796.8)	(6,210.8)
Payments for additions to property, plant and equipment	(551.5)	(458.3)	(334.5)
Proceeds from sale of unconsolidated joint venture	707.4	—	—
Proceeds from sale of marketable equity securities	251.2	—	—
All other investing activities	(2.4)	30.0	23.4
Total investing cash used in continuing operations	(552.5)	(2,225.1)	(6,521.9)
Total investing cash used in discontinued operations	—	—	(5.5)
Proceeds from sale of discontinued operations	—	337.5	680.1
Net cash used in investing activities	(552.5)	(1,887.6)	(5,847.3)
Cash flows from financing activities:
Proceeds from the issuance of common stock	177.4	212.0	1,112.5
Payment of dividends	(52.1)	(86.4)	(61.3)
Purchase of stock	—	(648.4)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(763.3)	195.9	854.0
Proceeds from borrowings (maturities longer than 90 days)	—	—	1,785.8
Repayments of borrowings (maturities longer than 90 days)	(967.8)	(61.5)	(1,602.4)
Net cash (used in) provided by financing activities	(1,605.8)	(388.4)	2,088.6
Effect of exchange rate changes on cash and equivalents	9.5	2.7	36.4
Net change in cash and equivalents	1,436.5	1,141.7	(1,096.0)
Beginning balance of cash and equivalents	1,678.7	537.0	1,633.0
Ending balance of cash and equivalents	$3,115.2	$1,678.7	$537.0
See the accompanying Notes to the Consolidated Financial Statements.

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s Test & Measurement segment is a leading global provider of electronic measurement instruments, professional test tools, thermal imaging and calibration equipment used in electrical, industrial, electronic and calibration applications. The Company offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development; network monitoring, management and optimization tools; and security solutions for communications and enterprise networks. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.
The Company’s Environmental segment provides products that help protect the water supply and air quality by serving two primary markets: water quality and retail/commercial petroleum. The Company’s water quality business is a global leader in water quality analysis and treatment, providing instrumentation and disinfection systems to help analyze and manage the quality of ultra pure water, potable water, wastewater, ground water and ocean water in residential, commercial, industrial and natural resource applications. The Company’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale systems, payment systems, environmental compliance, vehicle tracking and fleet management.
In the Life Sciences & Diagnostics segment, the Company’s diagnostics businesses offer a broad range of analytical instruments, reagents, consumables, software and services that hospitals, physician’s offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences businesses offer a broad range of research and clinical tools that scientists use to study cells and cell components to understand the causes of disease, identify new therapies and test new drugs and vaccines.
The Company’s Dental segment is a leading worldwide provider of a broad range of dental consumables, equipment and services that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, and to improve the aesthetics of the human smile.
The Company’s Industrial Technologies segment is a leading global provider of equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. The segment is also a leading global provider of electromechanical motion control solutions for the industrial automation and packaging markets. In addition to the product identification and motion strategic lines of business, the Industrial Technologies segment also includes the Company's sensors and controls, energetic materials and engine retarder businesses.
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements also reflect the impact of non-controlling interests. Non-controlling interests do not have a significant impact on the Company’s consolidated results of operations, therefore earnings and earnings per share attributable to non-controlling interests are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to non-controlling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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

Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $30 million associated with doubtful accounts for the year ended December 31, 2013 and $40 million for each of the years ended December 31, 2012 and 2011.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2013 and 2012 are $224 million and $175 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio.
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

Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
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
Investments accounted for under the cost method are classified as available-for-sale securities and carried at market value, if readily determinable, or at cost. Gains and losses realized on the sale of these securities are accounted for using average cost. Unrealized gains or losses on securities classified as available-for-sale are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).
Other Assets—Other assets principally include non-current trade receivables, non-current deferred tax assets, other investments and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

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
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development ("IPR&D") is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives at least annually for impairment. Refer to Notes 2 and 7 for additional information about the Company's goodwill and other intangible assets.
Revenue Recognition—As described above, the Company derives revenues primarily from the sale of test and measurement, environmental, life science and diagnostic, dental and industrial technologies products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of an arrangement with a customer, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the associated fee must be reasonably assured. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily records revenue for product sales upon shipment. Sales arrangements entered with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the delivery criteria for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over its estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after the first two years. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a “sales-type” lease. A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
Revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. Certain customer arrangements include multiple elements, typically hardware, installation, training, consulting, services and/or post contract support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS or other services, for which revenue is recognized over the service period. The Company allocates revenue to each element in the arrangement using the selling price hierarchy and based on each element's relative selling price. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. The Company considers relevant internal and external market factors in cases where the Company is required to estimate selling prices. Allocation of the consideration is determined at the arrangements’ inception.
Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.
Research and Development—The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more-likely-than-not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii)  the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 13 for additional information.
Restructuring—The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when the associated liability is incurred. Refer to Note 15 for additional information.
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk. The Company will periodically enter into foreign currency forward contracts not exceeding twelve months to mitigate a portion of its foreign currency exchange risk. When utilized, the derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. To the extent the foreign currency forward contract qualifies as an effective hedge, changes in fair value are recognized in other comprehensive income (loss) in stockholders’ equity. The Company’s use of foreign currency forward contracts during 2013 was not significant and no such contracts were outstanding as of December 31, 2013. The Company is also party to a foreign currency swap agreement acquired as a part of a business combination. The currency swap does not qualify for hedge accounting, and, as a result, changes in the fair value of the currency swap are reflected in earnings. Refer to Note 8 for additional information.
Accumulated Other Comprehensive Income (Loss)—Effective January 1, 2013, the Company adopted accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows.
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The changes in accumulated other comprehensive income (loss) by component for the years ended 2011, 2012 and 2013, respectively, are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For-Sale Securities		Total
Balance, January 1, 2011	$611.3	$(344.8)		$78.9		$345.4
Net current period other comprehensive income (loss):
Increase (decrease)	(226.8)	(261.9)		30.0		(458.7)
Income tax (expense) benefit	—	90.7		(14.3)		76.4
Net current period other comprehensive income (loss), net of income taxes	(226.8)	(171.2)		15.7		(382.3)
Balance, December 31, 2011	384.5	(516.0)		94.6		(36.9)
Net current period other comprehensive income (loss):
Increase (decrease)	90.8	(224.6)		42.5		(91.3)
Income tax (expense) benefit	—	84.9		(15.9)		69.0
Net current period other comprehensive income (loss), net of income taxes	90.8	(139.7)		26.6		(22.3)
Balance, December 31, 2012	475.3	(655.7)		121.2		(59.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(62.1)	424.0		276.3		638.2
Income tax (expense) benefit	—	(155.5)		(104.5)		(260.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(62.1)	268.5		171.8		378.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	32.0	(1)	(201.5)	(2)	(169.5)
Income tax (expense) benefit	—	(11.5)		76.5		65.0
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	20.5		(125.0)		(104.5)
Net current period other comprehensive income (loss), net of income taxes	(62.1)	289.0		46.8		273.7
Balance, December 31, 2013	$413.2	$(366.7)		$168.0		$214.5

(1) Included in the computation of net periodic pension and post-retirement cost (refer to Notes 11 and 12 for additional details).
(2) Recorded as gain on sale of marketable equity securities in the accompanying Consolidated Statement of Earnings (refer to Note 14 for additional details).
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
Recently Issued Accounting Pronouncements—None.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2013 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior year purchase price allocations were material and concluded no retrospective adjustment to prior year financial statements was required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2013.
During 2013, the Company acquired fourteen businesses for total consideration of $957 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $300 million. The Company preliminarily recorded an aggregate of $585 million of goodwill related to these acquisitions.
During 2012, the Company acquired fourteen businesses for total consideration of $1.8 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $666 million. The Company recorded an aggregate of $1.0 billion of goodwill related to these acquisitions.
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

In addition to the acquisition of Beckman Coulter, during 2011, the Company completed the acquisition of thirteen other businesses (including the acquisition of EskoArtwork, a leading full-service solutions provider for the digital packaging design and production market) for total consideration of $669 million in cash, net of cash acquired. The additional businesses acquired complement existing units of each of the Company's five segments. The aggregate annual sales of these thirteen businesses at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were $325 million. The Company recorded an aggregate of $419 million of goodwill related to these acquisitions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2013, 2012 and 2011 ($ in millions):

	2013	2012	2011
Trade accounts receivable	$90.2	$105.4	$859.5
Inventories	10.4	97.0	812.4
Property, plant and equipment	46.6	87.5	1,042.1
Goodwill	584.7	1,015.7	4,164.7
Other intangible assets, primarily customer relationships, trade names and patents	372.6	768.3	2,866.5
In-process research and development	—	61.5	48.9
Trade accounts payable	(24.2)	(50.8)	(278.2)
Other assets and liabilities, net	(101.6)	(287.7)	(1,662.9)
Assumed debt	(21.2)	—	(1,640.4)
Attributable to non-controlling interest	(0.3)	(0.1)	(1.8)
Net cash consideration	$957.2	$1,796.8	$6,210.8
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2011 discussed above, and all of the other 2011 acquisitions as a group ($ in millions):

	Beckman Coulter	Others	Total
Trade accounts receivable	$783.3	$76.2	$859.5
Inventories	774.0	38.4	812.4
Property, plant and equipment	1,036.2	5.9	1,042.1
Goodwill	3,745.8	418.9	4,164.7
Other intangible assets, primarily customer relationships, trade names and patents	2,612.1	254.4	2,866.5
In-process research and development	48.9	—	48.9
Trade accounts payable	(257.3)	(20.9)	(278.2)
Other assets and liabilities, net	(1,561.0)	(101.9)	(1,662.9)
Assumed debt	(1,640.4)	—	(1,640.4)
Attributable to non-controlling interest	—	(1.8)	(1.8)
Net cash consideration	$5,541.6	$669.2	$6,210.8

Transaction related costs and acquisition related fair value adjustments were not material to 2013 and 2012 earnings. During 2011, in connection with completed acquisitions, the Company incurred $57 million of pre-tax transaction related costs, primarily banking fees, legal fees, amounts paid to other third party advisers and change in control costs. In addition, the Company’s earnings for 2011 reflect the impact of additional pre-tax charges totaling $117 million associated with fair value adjustments to acquired inventory and acquired deferred revenue related to significant acquisitions.

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

	2013	2012
Sales	$19,263.1	$18,891.7
Net earnings from continuing operations	2,698.4	2,322.6
Diluted net earnings per share from continuing operations	3.80	3.27

(3)	DISCONTINUED OPERATIONS
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
In April 2011, the Company completed the divestiture of its Pacific Scientific Aerospace (“PSA”) business for a sale price of $680 million in cash. This business, which was part of the Industrial Technologies segment had annual revenues of $377 million in 2010. The Company recorded an after-tax gain on the sale of PSA of $202 million or $0.29 per diluted share in its second quarter 2011 results.
The Company has reported the ASI, KEO and PSA businesses as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented reflect these businesses as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued businesses’ net assets to the Company’s consolidated net assets.
The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2012	2011
Net sales	$9.9	$385.8
Operating expenses	(11.2)	(328.3)
Allocated interest expense	—	(2.0)
(Loss) earnings before income taxes	(1.3)	55.5
Income tax benefit (expense)	0.5	(20.2)
(Loss) earnings from discontinued operations	(0.8)	35.3
Gain on sale, net of $55.0 million and $126.0 million of related income taxes for the years ended December 31, 2012 and 2011, respectively	93.7	201.7
Earnings from discontinued operations, net of income taxes	$92.9	$237.0

(4)	SALE OF JOINT VENTURE
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

In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million. The Company recognized an after-tax gain of $144 million or $0.20 per diluted share in connection with this transaction. As of December 31, 2013, the Company had collected the majority of this note receivable.

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

The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. The Company recorded $70 million and $67 million related to its equity in the earnings of Apex during the years ended December 31, 2012 and 2011, respectively, reflecting its 50% ownership position. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.

(5)	INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2013	2012
Finished goods	$885.9	$899.9
Work in process	287.0	291.2
Raw materials	610.6	622.3
Total	$1,783.5	$1,813.4
As of December 31, 2013 and 2012, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

(6)	PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2013	2012
Land and improvements	$189.7	$181.0
Buildings	1,010.1	954.1
Machinery and equipment	2,279.0	2,210.8
Customer-leased instruments	1,032.0	757.3
Gross property, plant and equipment	4,510.8	4,103.2
Less accumulated depreciation	(2,299.5)	(1,962.3)
Property, plant and equipment, net	$2,211.3	$2,140.9

(7)	GOODWILL & OTHER INTANGIBLE ASSETS
As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards since 2012 and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across a large spectrum of reporting units.
The Company estimates the fair value of its reporting units primarily using a market approach, based on current trading multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for companies operating in businesses similar to each of the Company's reporting units, in addition to recent available market sale transactions of comparable businesses. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit's goodwill has been impaired.
As of December 31, 2013, the Company had twenty-two reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to approximately $4.4 billion. No "triggering" events have occurred subsequent to the performance of the annual impairment test and no goodwill impairment charges were recorded for the years ended December 31, 2013, 2012 and 2011. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following table shows the rollforward of goodwill reflected in the financial statements resulting from the Company’s activities during 2013 and 2012 ($ in millions).

	Test & Measurement	Environmental	Life Sciences & Diagnostics	Dental	Industrial Technologies	Total
Balance, January 1, 2012	$3,038.0	$1,449.2	$5,842.0	$2,122.1	$2,023.0	$14,474.3
Attributable to 2012 acquisitions	187.9	104.6	356.2	32.6	334.4	1,015.7
Foreign currency translation & other	(3.8)	1.1	(59.3)	13.3	20.7	(28.0)
Balance, December 31, 2012	3,222.1	1,554.9	6,138.9	2,168.0	2,378.1	15,462.0
Attributable to 2013 acquisitions	67.2	214.1	256.4	—	47.0	584.7
Foreign currency translation & other	(22.4)	82.4	(90.5)	28.6	(6.6)	(8.5)
Balance, December 31, 2013	$3,266.9	$1,851.4	$6,304.8	$2,196.6	$2,418.5	$16,038.2

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset ($ in millions):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,376.5	$(606.4)	$1,289.2	$(499.5)
Customer relationships and other intangibles	3,640.0	(1,123.9)	3,528.1	(863.8)
Total finite-lived intangibles	5,016.5	(1,730.3)	4,817.3	(1,363.3)
Indefinite-lived intangibles:
Trademarks and trade names	2,961.5	—	2,890.0	—
Total intangibles	$7,978.0	$(1,730.3)	$7,707.3	$(1,363.3)

During 2013, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 14 years. Refer to Note 2 for additional information on the intangible assets acquired.

Total intangible amortization expense in 2013, 2012 and 2011 was $365 million, $342 million and $284 million, respectively. Based on the intangible assets recorded as of December 31, 2013, amortization expense is estimated to be $376 million during 2014, $339 million during 2015, $305 million during 2016, $274 million during 2017 and $247 million during 2018.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013:
Assets:
Available-for-sale securities	$385.2	—	—	$385.2
Currency swap agreement	—	$0.1	—	0.1
Liabilities:
Deferred compensation plans	—	70.1	—	70.1
December 31, 2012:
Assets:
Available-for-sale securities	$329.5	—	—	$329.5
Liabilities:
Deferred compensation plans	—	$64.5	—	64.5
Currency swap agreement	—	24.9	—	24.9

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
In connection with a prior acquisition, the Company acquired a currency swap agreement that required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. During 2013, the Company terminated portions of the currency swap agreement, reducing the Company's monthly purchase commitment to approximately ¥27 million. In connection with the partial termination of the currency swap agreement, the Company paid $10 million to the swap counterparties representing the fair value of the terminated portions of the currency swap. As of December 31, 2013, the aggregate Japanese Yen purchase commitment was approximately ¥1.4 billion

(approximately $14 million based on exchange rates as of December 31, 2013). The currency swap does not qualify for hedge accounting and as a result changes in the fair value of the currency swap are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. During the years ended December 31, 2013, 2012 and 2011, the Company recorded pre-tax income of $14 million and $22 million and a pre-tax charge of $8 million, respectively, related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Since there is not an active market for the currency swap, the Company obtains a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company's financial instruments as of December 31 were as follows ($ in millions):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Available-for-sale securities	$385.2	$385.2	$329.5	$329.5
Currency swap agreement	0.1	0.1	N/A	N/A
Liabilities:
Short-term borrowings	62.3	62.3	55.5	55.5
Long-term borrowings	3,436.7	3,877.6	5,287.6	5,917.3
Currency swap agreement	N/A	N/A	24.9	24.9

As of December 31, 2013 and 2012, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2.

The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs' conversion features. The fair values of short-term borrowings, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 11 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

(9)	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 include the following ($ in millions):

	2013		2012
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$773.9	$332.7	$767.7	$332.1
Restructuring	91.2	—	103.7	—
Claims, including self-insurance and litigation	125.8	86.5	126.9	82.9
Pension and post-retirement benefits	118.0	869.1	68.2	1,367.2
Environmental and regulatory compliance	40.9	91.9	48.3	94.2
Taxes, income and other	224.9	2,614.0	194.5	2,286.3
Deferred revenue	686.5	170.2	730.0	105.2
Sales and product allowances	173.4	2.6	171.5	2.0
Warranty	128.5	12.7	125.7	15.0
Other	323.8	77.0	267.8	78.5
Total	$2,686.9	$4,256.7	$2,604.3	$4,363.4

(10)	FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2013	2012
Commercial paper	$450.0	$1,224.5
4.5% guaranteed Eurobond Notes due 2013 (€500 million) (the “Eurobond Notes”)	—	659.8
Floating rate senior notes due 2013 (the “2013 Notes”)	—	300.0
1.3% senior unsecured notes due 2014 (the “2014 Notes”)	400.0	400.0
2.3% senior unsecured notes due 2016 (the “2016 Notes”)	500.0	500.0
5.625% senior unsecured notes due 2018 (the “2018 Notes”)	500.0	500.0
5.4% senior unsecured notes due 2019 (the “2019 Notes”)	750.0	750.0
3.9% senior unsecured notes due 2021 (the “2021 Notes”)	600.0	600.0
Zero-coupon LYONs due 2021	154.1	281.4
Other	144.9	127.4
Subtotal	3,499.0	5,343.1
Less currently payable	62.3	55.5
Long-term debt	$3,436.7	$5,287.6

The 2014 Notes, the 2016 Notes and the 2021 Notes are collectively referred to as the “2011 Financing Notes”. The 2011 Financing Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.

Commercial Paper Program and Credit Facility
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. There was no commercial paper outstanding under the Euro program as of December 31, 2013. As of December 31, 2012, $66 million (€50 million) of commercial paper was outstanding under this program.

As of December 31, 2013, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately fourteen days. The Company has classified its borrowings outstanding under the commercial paper program as of December 31, 2013 and its 2014 Notes as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid at inception of the Credit Facility, the Company is obligated to pay an annual commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2013, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The non-performance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member's commitment amount. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
On June 17, 2011, the Company entered into a $3.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) in connection with the acquisition of Beckman Coulter. The Company terminated the facility as of December 29, 2011. There were no outstanding borrowings under the 364-Day Facility at any time during the term of the facility.
Other Long-Term Indebtedness
2011 Financing Notes—On June 23, 2011, the Company completed the underwritten public offering of the 2011 Financing Notes and the 2013 Notes, all of which are unsecured. The 2013 Notes were issued at 100% of their principal amount, accrued interest at a floating rate equal to three-month LIBOR plus 0.25% per year and matured and were repaid in June 2013. The 2014 Notes were issued at 99.918% of their principal amount, will mature on June 23, 2014 and accrue interest at the rate of 1.3% per year. The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds from the 2011 Financing Notes and 2013 Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company paid interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company pays interest on the 2014 Notes, 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year.
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

LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2013, an aggregate of approximately 18 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2013, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices. Holders had the right to require the Company to purchase all or a portion of the notes for cash and/or Company common stock, at the Company’s option, on each of January 22, 2004 and January 22, 2011, which resulted in aggregate notes with an accreted value of approximately $1 million being redeemed by the Company for cash.
Under the terms of the LYONs, the Company will pay contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million of contingent interest on the LYONs for each of the years ended December 31, 2013, 2012 and 2011. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
Eurobond Notes—On July 21, 2006, a financing subsidiary of the Company issued the Eurobond Notes in a private placement outside the United States. Payment obligations under these Eurobond Notes were guaranteed by the Company. The net proceeds of the offering, after the deduction of underwriting commissions but prior to the deduction of other issuance costs, were €496 million ($627 million based on exchange rates in effect at the time the offering closed) and were used to pay down a portion of the Company’s outstanding commercial paper and for general corporate purposes, including acquisitions. The Eurobond Notes matured and were repaid in July 2013.
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
The indentures pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2013, the Company was in compliance with all of its debt covenants.
Beckman Coulter Indebtedness
In connection with the acquisition of Beckman Coulter in June 2011, the Company assumed indebtedness with a fair value of $1.6 billion (the “Beckman Coulter Notes”). During the third quarter of 2011, the Company retired substantially all of the Beckman Coulter Notes using proceeds from the issuance of U.S. dollar commercial paper and recorded a $33 million ($21 million, after tax or $0.03 per diluted share) charge to earnings due to “make whole” payments associated with the extinguishment of certain of the Beckman Coulter Notes. The charge to earnings is reflected as a loss on early extinguishment of debt in the accompanying Consolidated Statement of Earnings.
Other
The minimum principal payments during the next five years are as follows: 2014 - $62 million, 2015 - $29 million, 2016 - $1,358 million, 2017 - $8 million, 2018 - $507 million and $1,535 million thereafter.
The Company made interest payments of $151 million, $150 million and $133 million in 2013, 2012 and 2011, respectively.

(11)	PENSION BENEFIT PLANS
The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. During 2012, all remaining benefit accruals under the U.S. plans ceased. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated deductibility of the contribution, local practices, market conditions, interest rates and other factors. The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31, 2013 and 2012 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2013	2012	2013	2012
Change in pension benefit obligation:
Benefit obligation at beginning of year	$2,506.2	$2,316.1	$1,228.2	$1,038.5
Service cost	5.5	5.6	27.4	23.9
Interest cost	97.4	101.8	41.1	42.5
Employee contributions	—	—	6.7	6.5
Benefits paid and other	(160.7)	(163.6)	(48.3)	(41.5)
Acquisitions	—	—	30.7	37.1
Actuarial (gain) loss	(165.3)	277.8	(22.1)	108.3
Amendments, settlements and curtailments	(1.9)	(31.5)	(10.8)	(13.5)
Foreign exchange rate impact	—	—	19.4	26.4
Benefit obligation at end of year	2,281.2	2,506.2	1,272.3	1,228.2
Change in plan assets:
Fair value of plan assets at beginning of year	1,800.0	1,735.4	755.4	642.9
Actual return on plan assets	284.6	202.7	56.2	53.7
Employer contributions	4.3	55.4	53.4	53.0
Employee contributions	—	—	6.7	6.5
Plan settlements	(1.9)	(29.9)	(9.0)	(13.4)
Benefits paid and other	(160.7)	(163.6)	(48.3)	(41.5)
Acquisitions	—	—	10.6	36.1
Foreign exchange rate impact	—	—	9.9	18.1
Fair value of plan assets at end of year	1,926.3	1,800.0	834.9	755.4
Funded status	$(354.9)	$(706.2)	$(437.4)	$(472.8)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	4.80%	3.90%	3.60%	3.45%
Rate of compensation increase	N/A	N/A	3.05%	3.00%

Components of net periodic pension cost ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2013	2012	2013	2012
Service cost	$5.5	$5.6	$27.4	$23.9
Interest cost	97.4	101.8	41.1	42.5
Expected return on plan assets	(125.1)	(129.9)	(34.3)	(32.8)
Amortization of prior service credit	—	—	(0.2)	(0.2)
Amortization of net loss	31.4	44.3	7.5	4.7
Curtailment and settlement losses (gains) recognized	—	0.3	(1.2)	1.5
Net periodic pension cost	$9.2	$22.1	$40.3	$39.6
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	3.90%	4.50%	3.45%	4.10%
Expected long-term return on plan assets	7.50%	7.50%	4.65%	4.95%
Rate of compensation increase	N/A	N/A	3.00%	3.00%

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

Included in accumulated other comprehensive loss as of December 31, 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($2 million, net of tax) and unrecognized actuarial losses of $585 million ($382 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2013. The prior service credits and actuarial loss included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2014 is $0.2 million ($0.1 million, net of tax) and $25 million ($16 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2014.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2013, 2012 and 2011, the Company used an expected long-term rate of return assumption of 7.5%, 7.5% and 8.0%, respectively, for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.5% for 2014 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.25% to 6.70% and 1.25% to 7.10% in 2013 and 2012, respectively, with a weighted average rate of return assumption of 4.65% and 4.95% in 2013 and 2012, respectively.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2013, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$28.3	—	—	$28.3
Equity securities:
Common stock	278.5	$25.2	—	303.7
Preferred stock	15.9	—	—	15.9
Fixed income securities:
Corporate bonds	—	152.0	—	152.0
Government issued	—	23.5	—	23.5
Mutual funds	395.2	512.0	—	907.2
Common/collective trusts	—	792.7	—	792.7
Venture capital, partnerships and other private investments	—	—	$427.3	427.3
Insurance contracts	—	110.6	—	110.6
Total	$717.9	$1,616.0	$427.3	$2,761.2

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2012, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$22.5	—	—	$22.5
Equity securities:
Common stock	298.5	$21.4	—	319.9
Preferred stock	15.1	—	—	15.1
Fixed income securities:
Corporate bonds	—	155.9	—	155.9
Government issued	—	5.0	—	5.0
Mutual funds	540.2	414.4	—	954.6
Common/collective trusts	—	664.9	—	664.9
Venture capital, partnerships and other private investments	—	—	$314.4	314.4
Insurance contracts	—	103.1	—	103.1
Total	$876.3	$1,364.7	$314.4	$2,555.4

Preferred stock and certain common stock and mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Common stock, corporate bonds, U.S. government securities and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
Common/collective trusts are valued based on the plan’s interest, represented by investment units, in the underlying investments held within the trust that are traded in an active market by the trustee.

Venture capital, partnerships and other private investments are valued based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. The investments are valued using a combination of either discounted cash flows, earnings and market multiples, third party appraisals or through reference to the quoted market prices of the underlying investments held by the venture, partnership or private entity where available. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.
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
The table below sets forth a summary of changes in the fair value of the Company's level 3 venture capital, partnerships and other private investments for the years ended December 31, 2013 and 2012 ($ in millions):

Balance, January 1, 2012	$315.9
Actual return on plan assets:
Relating to assets sold during the period	5.8
Relating to assets still held as of December 31, 2012	16.5
Purchases	15.5
Sales	(39.3)
Balance, December 31, 2012	$314.4
Actual return on plan assets:
Relating to assets sold during the period	(0.1)
Relating to assets still held as of December 31, 2013	24.0
Purchases	150.2
Sales	(61.2)
Balance, December 31, 2013	$427.3

Expected Contributions
During 2013, the Company contributed $4 million to its U.S. defined benefit pension plan and $53 million to its non-U.S. defined benefit pension plans. During 2014, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $50 million and $50 million, respectively.
The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2014	$145.1	$44.9	$190.0
2015	148.8	49.1	197.9
2016	151.8	49.3	201.1
2017	155.3	49.2	204.5
2018	157.3	52.2	209.5
2019 – 2023	791.0	283.1	1,074.1

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2013, 2012 and 2011 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $193 million, $181 million and $166 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(12)	OTHER POST-RETIREMENT EMPLOYEE BENEFIT PLANS
In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31, 2013 and 2012 ($ in millions):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$256.4	$264.8
Service cost	1.5	1.9
Interest cost	9.1	11.0
Amendments, curtailments and other	(32.5)	(0.8)
Actuarial gain	(26.1)	(11.7)
Acquisitions	—	4.6
Retiree contributions	6.0	8.6
Benefits paid	(19.6)	(22.0)
Benefit obligation at end of year	194.8	256.4
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(194.8)	$(256.4)

As of December 31, 2013 and 2012, $177 million and $240 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2013	2012
Discount rate	4.80%	3.90%
Medical trend rate – initial	7.30%	7.50%
Medical trend rate – grading period	15 years	16 years
Medical trend rate – ultimate	4.50%	4.50%

Effect of a one-percentage-point change in assumed health care cost trend rates ($ in millions):

	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$1.1	$(0.7)
Effect on post-retirement medical benefit obligation	8.4	(6.9)
The medical trend rate used to determine the post-retirement benefit obligation was 7.30% for 2013. The rate decreases gradually to an ultimate rate of 4.50% in 2028 and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

Components of net periodic benefit cost ($ in millions):

	2013	2012
Service cost	$1.5	$1.9
Interest cost	9.1	11.0
Amortization of loss	1.4	2.8
Amortization of prior service credit	(6.9)	(5.7)
Net periodic benefit cost	$5.1	$10.0

Included in accumulated other comprehensive income as of December 31, 2013 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $34 million ($20 million, net of tax) and unrecognized actuarial losses of $12 million ($7 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2013. The prior service credits and actuarial gain included in accumulated comprehensive income and expected to be recognized in net periodic benefit costs during the year ending December 31, 2014 is $4 million ($3 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively.
The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

Amount
2014	$18.0
2015	17.8
2016	17.8
2017	17.8
2018	17.7
2019 – 2023	79.5

(13)	INCOME TAXES FROM CONTINUING OPERATIONS
Earnings from continuing operations before income taxes for the years ended December 31 consist of the following ($ in millions):

	2013	2012	2011
United States	$1,713.7	$1,349.9	$1,168.1
International	1,852.3	1,660.9	1,279.7
Total	$3,566.0	$3,010.8	$2,447.8

The provision for income taxes from continuing operations for the years ended December 31 consist of the following ($ in millions):

	2013	2012	2011
Current:
Federal U.S.	$292.5	$290.5	$(6.3)
Non-U.S.	247.6	197.2	206.0
State and local	76.3	38.9	41.4
Deferred:
Federal U.S.	239.5	175.0	265.9
Non-U.S.	13.3	0.8	(13.3)
State and local	1.8	9.1	18.8
Income tax provision	$871.0	$711.5	$512.5
The provision for income taxes from discontinued operations for the years ended December 31, 2012 and 2011 was $55 million and $146 million, respectively.
Net current deferred income tax assets are reflected in prepaid expenses and other current assets and net long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 consist of the following ($ in millions):

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$26.1	$18.2
Inventories	116.8	113.9
Pension and post-retirement benefits	298.3	397.8
Environmental and regulatory compliance	27.5	26.5
Other accruals and prepayments	297.5	442.3
Stock-based compensation expense	118.7	111.1
Tax credit and loss carryforwards	801.0	916.4
Other	2.9	22.0
Valuation allowances	(398.0)	(382.5)
Total deferred tax asset	1,290.8	1,665.7
Deferred tax liabilities:
Property, plant and equipment	(135.3)	(214.2)
Insurance, including self-insurance	(616.4)	(381.2)
Basis difference in LYONs	(57.2)	(99.7)
Goodwill and other intangibles	(2,086.9)	(2,146.3)
Deferred service income	—	(71.6)
Unrealized gains on marketable securities	(104.5)	(72.7)
Total deferred tax liability	(3,000.3)	(2,985.7)
Net deferred tax liability	$(1,709.5)	$(1,320.0)

Deferred taxes associated with temporary differences resulting from timing of recognition for income tax purposes of fees paid for services rendered between consolidated entities are reflected as deferred service income in the above table. These fees are fully eliminated in consolidation and have no effect on reported revenue, income or reported income tax expense. The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1.7 billion and $1.3 billion as of December 31, 2013 and 2012, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $57 million and

$33 million as of December 31, 2013 and 2012, respectively. During 2013, the Company's valuation allowance increased by $16 million primarily due to foreign net operating losses.
The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.1	1.1	1.0
Foreign income taxed at lower rate than U.S. statutory rate	(12.6)	(14.1)	(12.8)
Resolution and adjustments of uncertain tax positions/statute expirations	0.5	(0.3)	(2.4)
Acquisition costs	0.1	0.1	0.4
Research and experimentation credits and other	0.3	1.8	(0.3)
Effective income tax rate	24.4%	23.6%	20.9%

The Company’s effective tax rate for each of 2013, 2012 and 2011 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. In addition, the effective tax rates of 24.4% in 2013, 23.6% in 2012 and 20.9% in 2011 are lower than that U.S. federal statutory rate due to recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations. The effective tax rate for 2013 also benefits from the retroactive reinstatement of certain tax benefits and credits resulting from the enactment of the American Tax Relief Act of 2012. These favorable items were offset by adjustments of reserve estimates related to prior period uncertain tax positions and on-going audit settlement estimates in various jurisdictions. The matters referenced above have been treated as discrete items in the periods they occurred and in the aggregate reduced the provision for income taxes by approximately 20 basis points in 2013, 30 basis points in 2012 and 240 basis points in 2011.
The Company made income tax payments related to continuing operations of $529 million, $355 million and $303 million in 2013, 2012 and 2011, respectively. In addition, the Company made tax payments related to discontinued operations, including the gain on the sale of ASI, KEO and PSA (refer to Note 3) totaling $55 million and $129 million in 2012 and 2011, respectively. Current income tax payable has been reduced by $80 million, $106 million, and $40 million in 2013, 2012 and 2011, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $49 million, $70 million and $25 million, respectively, and has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2013 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $303 million (net of applicable valuation allowances of $393 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2014 through 2033. In addition, the Company had general business and foreign tax credit carryforwards of $100 million (net of applicable valuation allowances of $5 million) as of December 31, 2013.
As of December 31, 2013, gross unrecognized tax benefits totaled $689 million ($634 million, net of $179 million of indirect tax benefits and including $124 million associated with potential interest and penalties). As of December 31, 2012, gross unrecognized tax benefits totaled $613 million ($534 million, net of offsetting indirect tax benefits and including $145 million associated with potential interest and penalties). The Company recognized approximately $43 million, $34 million and $56 million in potential interest and penalties associated with uncertain tax positions during 2013, 2012 and 2011, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, substantially all amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other in accrued expenses as detailed in Note 9.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2013	2012	2011
Unrecognized tax benefits, beginning of year	$613.2	$518.3	$517.5
Additions based on tax positions related to the current year	47.8	60.8	46.6
Additions for tax positions of prior years	166.9	94.7	77.1
Reductions for tax positions of prior years	(57.4)	(38.4)	(59.7)
Acquisitions and other	18.2	19.7	85.5
Lapse of statute of limitations	(96.1)	(20.7)	(124.3)
Settlements	(3.8)	(23.2)	(21.2)
Effect of foreign currency translation	0.2	2.0	(3.2)
Unrecognized tax benefits, end of year	$689.0	$613.2	$518.3

The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. During 2013, the Internal Revenue Service (“IRS”) completed examinations of certain of the Company's federal income tax returns for the years 2008 and 2009 and has commenced its examinations of the Company's federal income tax returns for 2010 and 2011. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2000 through 2012.

Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $200 million based on exchange rates as of December 31, 2013) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years through 2013 totaling approximately DKK 800 million (approximately $144 million based on exchange rates as of December 31, 2013) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
Management believes the positions the Company has taken in both Denmark and Germany are in accordance with the relevant tax laws and intends to vigorously defend its positions, including contesting the SKAT assessment; however, the ultimate resolution of these matters is uncertain, could take many years, and individually or in the aggregate could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $90 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.
The Company operates in various non–U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specified period. These tax benefits are not material to the Company’s financial statements.
As of December 31, 2013, the Company held $2.2 billion of cash and cash equivalents outside of the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2013 and 2012, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $10.6 billion and $9.3 billion, respectively.

(14)	OTHER INCOME (EXPENSE)
During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align Technology, Inc. ("Align") common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these securities and recorded a pre-tax gain of $202 million ($125 million after-tax or $0.18 per diluted share). This gain is reflected as gain on sale of marketable equity securities in the accompanying Consolidated Statement of Earnings.

Refer to Note 4 for information related to the $230 million gain on the sale of the Company's equity interest in Apex in 2013 and to Note 10 for information related to the loss on the early extinguishment of debt in 2011.

(15)	RESTRUCTURING AND OTHER RELATED CHARGES
During 2013, 2012 and 2011, the Company recorded restructuring and other related charges of $107 million, $123 million and $179 million, respectively; of which approximately 75%, 70% and 60%, in each respective year was included in selling general and administrative expenses in the accompanying Consolidated Statements of Earnings, with the remaining amount charged to cost of sales. The amounts are predominantly cash charges in each year.
The nature of the Company’s restructuring and related activities were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic uncertainties. Charges also included amounts to reduce inventory to market value and for impairments of long-lived assets.
Substantially all restructuring activities initiated in 2013 were completed by December 31, 2013 and the Company expects substantially all cash payments associated with remaining termination benefits to be paid in 2014. As of December 31, 2013 and 2012, the Company had accrued restructuring charges of $91 million and $104 million, respectively, included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

(16)	LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $183 million in 2014, $137 million in 2015, $110 million in 2016, $85 million in 2017, $60 million in 2018 and $82 million thereafter. Total rent expense for all operating leases was $245 million, $247 million and $210 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty periods depend on the nature of the product and range from ninety days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

The following is a rollforward of the Company’s accrued warranty liability for the years ended December 31, 2013 and 2012 ($ in millions):

Balance, January 1, 2012	$136.9
Accruals for warranties issued during the period	134.0
Settlements made	(134.9)
Additions due to acquisitions	4.1
Effect of foreign currency translation	0.6
Balance, December 31, 2012	140.7
Accruals for warranties issued during the period	137.1
Settlements made	(140.1)
Additions due to acquisitions	4.0
Effect of foreign currency translation	(0.5)
Balance, December 31, 2013	$141.2

(17)	LITIGATION AND CONTINGENCIES
The Company is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities). These matters primarily involve claims for damages arising out of the use of the Company’s products, software and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury, insurance coverage and acquisition or divestiture related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential and/or compensatory damages, as well as injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that these proceedings and claims will have a material effect on its consolidated financial statements.
While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company's reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s settlement strategy. While the Company actively pursues financial recoveries from insurance providers, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements. Refer to Note 9 for information about the amount of the Company’s accruals for self-insurance and litigation liability.

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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2013, the Company had a reserve of $133 million for environmental matters which are probable and reasonably estimable (of which $92 million are non-current), which reflects the Company's best estimate of the costs to be incurred with respect to such matters. Refer to Note 9 for additional information about the Company’s environmental reserves.
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

As of December 31, 2013 and 2012, the Company had approximately $379 million and $355 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its financial statements.

(18)	STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
In May 2012, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 1.0 billion shares to 2.0 billion shares, $0.01 par value per share, which was filed and became effective on May 10, 2012.
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2013. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaced the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”).  There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The 2013 Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2013, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.

During the year ended December 31, 2012, the Company repurchased approximately 12.5 million shares of Company common stock under the 2010 Repurchase Program in open market transactions at a cost of $648 million. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2011.
Stock options and RSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock or any other stock based award. In May 2011 and May 2013, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 24 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 62 million. No more than 19 million of the 62 million authorized shares may be granted in any form other than stock options or stock appreciation rights.
Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix Plans generally vest pro-rata over a five year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company under these plans equal the closing price of the Company’s common stock on the NYSE on the date of grant. Option exercise prices for the options outstanding under the Tektronix Plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the Tektronix stock underlying these awards.
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
Restricted shares issued under the Tektronix Plans were granted subject to certain time-based vesting restrictions such that the restricted share awards fully vested after a period of five years. The holders of these restricted shares had the right to vote such shares and receive dividends and the shares were considered issued and outstanding at the date the award was granted. As of December 31, 2013, all of the restricted shares and RSUs granted under the Tektronix Plans have fully vested.
The options, RSUs and restricted shares generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. As of December 31, 2013, approximately 29 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31
	2013	2012	2011
Risk-free interest rate	1.0 – 2.3%	0.7 – 1.7%	1.2 – 3.2%
Weighted average volatility	23.6%	30.1%	28.0%
Dividend yield	0.2%	0.2%	0.2%
Expected years until exercise	6.0 – 8.5	6.0 – 8.5	6.0 – 8.5

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The dividend yield is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing used in the valuation model, in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options. The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods.
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

The following table summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Year Ended December 31
	2013	2012	2011
RSUs and restricted shares:
Pre-tax compensation expense	$69.4	$61.1	$47.9
Income tax benefit	(20.8)	(19.6)	(17.8)
RSU and restricted share expense, net of income taxes	48.6	41.5	30.1
Stock options:
Pre-tax compensation expense	48.3	48.8	47.7
Income tax benefit	(14.8)	(15.0)	(14.6)
Stock option expense, net of income taxes	33.5	33.8	33.1
Total stock-based compensation:
Pre-tax compensation expense	117.7	109.9	95.6
Income tax benefit	(35.6)	(34.6)	(32.4)
Total stock-based compensation expense, net of income taxes	$82.1	$75.3	$63.2
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2013, $142 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately three years. As of December 31, 2013, $132 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Both amounts will be adjusted for any future changes in estimated forfeitures.
Option activity under the Company’s stock plans as of December 31, 2013 and changes during the three years ended December 31, 2013 were as follows (in thousands; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	34,820	$30.31
Granted	3,807	50.02
Exercised	(4,488)	25.73
Cancelled/forfeited	(1,685)	35.62
Outstanding as of December 31, 2011	32,454	32.98
Granted	4,268	52.21
Exercised	(8,133)	25.25
Cancelled/forfeited	(1,217)	40.52
Outstanding as of December 31, 2012	27,372	37.94
Granted	3,749	64.73
Exercised	(5,077)	31.19
Cancelled/forfeited	(1,073)	47.35
Outstanding as of December 31, 2013	24,971	$42.93	6	$855,821
Vested and Expected to Vest as of December 31, 2013 (1)	24,301	$42.54	6	$842,341
Vested as of December 31, 2013	13,203	$35.21	4	$554,459

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2013 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (in Thousands)	Average Exercise Price	Average Remaining Life	Shares (in Thousands)	Average Exercise Price
$22.62 to $31.26	6,011	$28.44	3	5,092	$28.61
$31.27 to $38.81	6,709	36.51	5	5,034	36.17
$38.82 to $49.59	3,596	44.51	6	2,092	41.25
$49.60 to $60.98	4,992	51.85	8	965	51.20
$60.99 to $72.63	3,663	64.75	9	20	67.17
The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $165 million, $226 million and $105 million, respectively. Exercise of options during the years ended December 31, 2013, 2012 and 2011 resulted in cash receipts of $158 million, $201 million, and $114 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $52 million, $75 million, and $33 million in 2013, 2012 and 2011, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
The following table summarizes information on unvested RSUs and restricted shares activity during the three years ended December 31, 2013:

	Number of RSUs/Restricted Shares (in Thousands)	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2011	5,153	$33.77
Granted	1,628	49.96
Vested	(405)	35.81
Forfeited	(397)	38.59
Unvested as of December 31, 2011	5,979	37.72
Granted	1,776	52.26
Vested	(1,704)	34.86
Forfeited	(466)	36.84
Unvested as of December 31, 2012	5,585	43.29
Granted	1,588	64.83
Vested	(1,417)	38.66
Forfeited	(538)	43.90
Unvested as of December 31, 2013	5,218	51.04
The Company realized a tax benefit of $28 million, $31 million and $7 million in the years ended December 31, 2013, 2012 and 2011, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs and restricted shares previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2013,

523 thousand shares with an aggregate value of $34 million were withheld to satisfy the requirement. During the year ended December 31, 2012, 1.2 million shares with an aggregate value of $65 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

(19)	NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2013, 2012 and 2011, approximately 2 million, 2 million and 3 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows (in millions, except per share amounts):

For the Year Ended December 31, 2013:	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,695.0	696.0	$3.87
Adjustment for interest on convertible debentures	3.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.7
Incremental shares from assumed conversion of the convertible debentures	—	6.3
Diluted EPS	$2,698.3	711.0	$3.80

For the Year Ended December 31, 2012:
Basic EPS	$2,299.3	693.4	$3.32
Adjustment for interest on convertible debentures	5.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.8
Incremental shares from assumed conversion of the convertible debentures	—	9.9
Diluted EPS	$2,305.0	713.1	$3.23

For the Year Ended December 31, 2011:
Basic EPS	$1,935.3	676.2	$2.86
Adjustment for interest on convertible debentures	7.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	11.3
Incremental shares from assumed conversion of the convertible debentures	—	13.7
Diluted EPS	$1,942.4	701.2	$2.77

(20)	SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. In addition, the Company’s equity in earnings of the Apex joint venture is shown separately in the Company’s segment disclosures. Operating profit represents total revenues less operating expenses, excluding other expense, interest and income taxes. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.
Detailed segment data for the years ended December 31, 2013, 2012 and 2011 is presented in the following table ($ in millions):

	2013	2012	2011
Total sales:
Test & Measurement	$3,417.3	$3,381.0	$3,390.9
Environmental	3,316.9	3,063.5	2,939.6
Life Sciences & Diagnostics	6,856.4	6,485.1	4,627.4
Dental	2,094.9	2,022.9	2,011.2
Industrial Technologies	3,432.5	3,307.9	3,121.4
Total	$19,118.0	$18,260.4	$16,090.5

Operating profit:
Test & Measurement	$669.5	$701.2	$751.2
Environmental	696.5	652.5	622.7
Life Sciences & Diagnostics	1,009.8	861.1	402.3
Dental	304.9	293.1	236.1
Industrial Technologies	722.9	685.6	655.0
Equity method earnings related to Apex joint venture	—	69.9	66.8
Other	(128.7)	(98.3)	(116.9)
Total	$3,274.9	$3,165.1	$2,617.2

Identifiable assets (including assets held for sale):
Test & Measurement	$5,495.0	$5,505.8	$5,280.6
Environmental	3,584.5	3,146.6	2,784.8
Life Sciences & Diagnostics	13,614.7	13,305.2	12,888.4
Dental	4,095.1	4,079.9	4,047.5
Industrial Technologies	4,363.6	4,235.6	3,394.9
Other	3,519.3	2,667.9	1,553.3
Total	$34,672.2	$32,941.0	$29,949.5

Depreciation and amortization:
Test & Measurement	$135.1	$132.3	$126.6
Environmental	62.7	48.9	45.9
Life Sciences & Diagnostics	517.3	478.2	297.2
Dental	83.3	92.4	94.0
Industrial Technologies	89.2	80.8	65.8
Other	7.4	7.2	5.5
Total	$895.0	$839.8	$635.0

	2013	2012	2011
Capital expenditures, gross:
Test & Measurement	$38.8	$37.5	$37.7
Environmental	46.5	29.5	29.1
Life Sciences & Diagnostics	386.7	296.8	167.0
Dental	30.7	30.2	35.4
Industrial Technologies	47.1	49.0	51.3
Other	1.7	15.3	14.0
Total	$551.5	$458.3	$334.5

Operations in Geographical Areas
Year Ended December 31

($ in millions)	2013	2012	2011
Sales:
United States	$8,109.3	$7,809.8	$6,787.8
China	1,631.8	1,443.5	1,133.2
Germany	1,182.8	1,111.3	1,189.0
Japan	777.7	892.8	809.4
All other (each country individually less than 5% of total sales)	7,416.4	7,003.0	6,171.1
Total	$19,118.0	$18,260.4	$16,090.5
Long-lived assets (including assets held for sale):
United States	$15,673.7	$15,980.8	$16,433.0
Germany	1,939.7	1,957.1	1,455.8
All other (each country individually less than 5% of total long-lived assets)	7,945.1	7,415.3	5,788.3
Total	$25,558.5	$25,353.2	$23,677.1

Sales by Major Product Group
Year Ended December 31

($ in millions)	2013	2012	2011
Analytical & physical instrumentation	$6,278.5	$6,000.8	$5,920.9
Medical & dental products	8,958.0	8,509.1	6,653.5
Motion & industrial automation controls	1,559.1	1,592.4	1,677.1
Product identification	1,551.5	1,410.3	1,162.1
All other	770.9	747.8	676.9
Total	$19,118.0	$18,260.4	$16,090.5

(21)	QUARTERLY DATA-UNAUDITED ($ in millions, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
Net sales	$4,444.7	$4,737.5	$4,669.1	$5,266.7
Gross profit	2,325.7	2,495.5	2,424.7	2,711.7
Operating profit	730.9	843.6	812.4	888.0
Net earnings	691.9	616.8	597.0	789.3
Net earnings per share:
Basic	$1.00	$0.89	$0.86	$1.13	*
Diluted	$0.98	$0.87	$0.84	$1.11

2012:
Net sales	$4,316.2	$4,553.5	$4,415.5	$4,975.2
Gross profit	2,235.5	2,355.5	2,278.0	2,545.3
Operating profit	734.9	811.3	755.8	863.1
Net earnings from continuing operations	520.0	600.2	548.7	630.4
Net earnings	612.9	600.2	548.7	630.4
Net earnings per share from continuing operations:
Basic	$0.75	$0.86	$0.79	$0.91	*
Diluted	$0.73	$0.84	$0.77	$0.89
Net earnings per share:
Basic	$0.89	$0.86	$0.79	$0.91
Diluted	$0.86	$0.84	$0.77	$0.89
* Basic net earnings per share does not cross add to the full year amount due to rounding.

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
Management’s annual report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2013 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2014 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2014 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2014 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2014 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2 - Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2014 annual meeting.

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

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	111
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 4.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

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

4.7	Form of 1.3% Senior Notes due 2014	Included in Exhibit 4.6

4.8
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 2.3% Senior Notes due 2016
Incorporated by reference from Exhibit 4.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.9	Form of 2.3% Senior Notes due 2016	Included in Exhibit 4.8

4.10
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.9% Senior Notes due 2021
Incorporated by reference from Exhibit 4.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.11	Form of 3.9% Senior Notes due 2021	Included in Exhibit 4.10

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 8, 2013 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013 (Commission File Number: 1-8089)

10.7	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013 (Commission File Number: 1-8089)

10.8	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009 (Commission File Number: 1-8089)

10.9	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.10	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.11	Amendment to Danaher Corporation and Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.30 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.12	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation's Current Report on Form 8-K filed on May 9, 2012 (Commission File Number: 1-8089)

10.13	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.14	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and as subsequently amended*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012 (Commission File Number: 1-8089)

10.15	Form of Proprietary Interest Agreement for Named Executive Officers (with severance) (1)*	Incorporated by reference from Exhibit 10.33 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.16	Description of compensation arrangements for non-management directors*

10.17
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

10.18	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.19	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference from Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.20	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Citigroup Global Markets Inc., as Dealer, dated November 6, 2006	Incorporated by reference from Exhibit 10.24 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.21	Dealer Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Barclays Bank PLC as Dealer and Arranger, dated December 6, 2011	Incorporated by reference from Exhibit 10.23 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.22
Issuing and Paying Agency Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, dated December 6, 2011
Incorporated by reference from Exhibit 10.24 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.23	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.24	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.25	Limited Liability Company Interest Purchase Agreement by and among Danaher Corporation, Steven M. Rales and Joust Group, L.L.C., dated February 23, 2012	Incorporated by reference from Exhibit 10.28 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.26	Aircraft Time Sharing Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated December 18, 2012 (4)	Incorporated by reference from Exhibit 10.28 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.27	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

11.1	Computation of per-share earnings (5)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

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
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Daniel L. Comas, William K. Daniel II, Thomas P. Joyce, Jr. and James A. Lico that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.15, except as to the name of the counterparty.

(2)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.23, except as to the referenced aircraft and the name of the counterparty.

(3)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.24, except as to the referenced aircraft and, in certain cases, the name of the counterparty.

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Daniel L. Comas that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.26, except as to the name of the counterparty.

(5)	See Note 19, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Financial Statements.
(6)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 20, 2014	By:	/s/ H. LAWRENCE CULP, JR.
H. Lawrence Culp, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 20, 2014
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 20, 2014
Mitchell P. Rales
Chairman of the Executive Committee

/s/ H. LAWRENCE CULP, JR.	February 20, 2014
H. Lawrence Culp, Jr.
President, Chief Executive Officer and Director

/s/ DONALD J. EHRLICH	February 20, 2014
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 20, 2014
Linda Hefner Filler
Director

/s/ TERI LIST-STOLL	February 20, 2014
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 20, 2014
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 20, 2014
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 20, 2014
Alan G. Spoon
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 20, 2014
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 20, 2014
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 20, 2014
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period (a)
Year Ended December 31, 2013:
Allowances deducted from asset account
Allowance for doubtful accounts	$151.1	$29.8	$(1.6)	$4.2	(b)	$(32.1)	$151.4
Year Ended December 31, 2012:
Allowances deducted from asset account
Allowance for doubtful accounts	$145.2	$39.7	$(0.7)	$4.6	(b)	$(37.7)	$151.1
Year Ended December 31, 2011:
Allowances deducted from asset account
Allowance for doubtful accounts	$134.2	$39.7	$(4.0)	$5.4	(b)	$(30.1)	$145.2

Notes:

(a)	Amounts include allowance for doubtful accounts classified as current and non-current.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed.