Form 10-Q
period 2014-03-28
DANAHER CORP /DE/
filed 2014-04-16
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 11, 2014 was 699,532,283.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	March 28, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and equivalents	$3,346.5	$3,115.2
Trade accounts receivable, net	3,467.6	3,451.6
Inventories:
Finished goods	924.6	885.9
Work in process	302.0	287.0
Raw materials	644.7	610.6
Total inventories	1,871.3	1,783.5
Prepaid expenses and other current assets	718.9	763.4
Total current assets	9,404.3	9,113.7
Property, plant and equipment, net of accumulated depreciation of $2,411.1 and $2,299.5, respectively	2,182.6	2,211.3
Other assets	1,094.8	1,061.3
Goodwill	16,148.3	16,038.2
Other intangible assets, net	6,212.6	6,247.7
Total assets	$35,042.6	$34,672.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$64.1	$62.3
Trade accounts payable	1,685.4	1,778.2
Accrued expenses and other liabilities	2,554.9	2,686.9
Total current liabilities	4,304.4	4,527.4
Other long-term liabilities	4,286.5	4,256.7
Long-term debt	3,422.9	3,436.7
Stockholders’ Equity:
Common stock - $0.01 par value	7.9	7.9
Additional paid-in capital	4,220.1	4,157.6
Retained earnings	18,515.1	18,005.3
Accumulated other comprehensive income	218.6	214.5
Total Danaher stockholders’ equity	22,961.7	22,385.3
Non-controlling interests	67.1	66.1
Total stockholders’ equity	23,028.8	22,451.4
Total liabilities and stockholders’ equity	$35,042.6	$34,672.2

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$4,662.7	$4,444.7
Cost of sales	(2,209.8)	(2,119.0)
Gross profit	2,452.9	2,325.7
Operating costs:
Selling, general and administrative expenses	(1,350.6)	(1,298.4)
Research and development expenses	(313.4)	(296.4)
Operating profit	788.9	730.9
Non-operating income (expense):
Gain on sale of unconsolidated joint venture	—	229.8
Interest expense	(32.5)	(39.2)
Interest income	4.9	0.9
Earnings before income taxes	761.3	922.4
Income taxes	(181.6)	(230.5)
Net earnings	$579.7	$691.9
Net earnings per share:
Basic	$0.83	$1.00
Diluted	$0.81	$0.98
Average common stock and common equivalent shares outstanding:
Basic	700.1	692.0
Diluted	714.8	708.4

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Net earnings	$579.7	$691.9
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(7.2)	(256.5)
Pension and post-retirement plan benefit adjustments	(1.0)	5.5
Unrealized gain on available-for-sale securities	12.3	42.2
Total other comprehensive income (loss), net of income taxes	4.1	(208.8)
Comprehensive income	$583.8	$483.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2013	785.7	$7.9	$4,157.6	$18,005.3	$214.5	$66.1
Net earnings for the period	—	—	—	579.7	—	—
Other comprehensive income	—	—	—	—	4.1	—
Dividends declared	—	—	—	(69.9)	—	—
Common stock-based award activity	1.6	—	59.0	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $1.0	0.1	—	3.5	—	—	—
Change in non-controlling interests	—	—	—	—	—	1.0
Balance, March 28, 2014	787.4	$7.9	$4,220.1	$18,515.1	$218.6	$67.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net earnings	$579.7	$691.9
Non-cash items:
Depreciation	132.2	127.5
Amortization	92.5	89.3
Stock-based compensation expense	29.0	27.8
Dividends received related to earnings of unconsolidated joint venture	—	66.6
Pre-tax gain on sale of unconsolidated joint venture	—	(229.8)
Change in trade accounts receivable, net	(5.9)	105.9
Change in inventories	(67.0)	(89.4)
Change in trade accounts payable	(96.8)	10.1
Change in prepaid expenses and other assets	36.2	43.6
Change in accrued expenses and other liabilities	(188.7)	(207.0)
Net cash provided by operating activities	511.2	636.5
Cash flows from investing activities:
Cash paid for acquisitions	(162.8)	(12.1)
Payments for additions to property, plant and equipment	(130.9)	(116.3)
Proceeds from sale of unconsolidated joint venture	—	692.0
All other investing activities	9.0	(8.9)
Net cash (used in) provided by investing activities	(284.7)	554.7
Cash flows from financing activities:
Proceeds from the issuance of common stock	30.0	54.3
Payment of dividends	(17.4)	—
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3.1	(764.3)
Repayments of borrowings (maturities longer than 90 days)	(1.0)	(0.5)
Net cash provided by (used in) financing activities	14.7	(710.5)
Effect of exchange rate changes on cash and equivalents	(9.9)	(8.7)
Net change in cash and equivalents	231.3	472.0
Beginning balance of cash and equivalents	3,115.2	1,678.7
Ending balance of cash and equivalents	$3,346.5	$2,150.7
Supplemental disclosures:
Cash interest payments	$37.2	$37.7
Cash income tax payments	$68.2	$57.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2013 and the Notes thereto included in the Company’s 2013 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 28, 2014 and December 31, 2013, and its results of operations and cash flows for the three months ended March 28, 2014 and March 29, 2013.
Accumulated Other Comprehensive Income (Loss) - The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities	Total
For the Three Months Ended March 28, 2014:
Balance, December 31, 2013	$413.2	$(366.7)		$168.0	$214.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(7.2)	(5.5)		19.6	6.9
Income tax benefit (expense)	—	1.1		(7.3)	(6.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(7.2)	(4.4)		12.3	0.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.3	(1)	—	5.3
Income tax expense	—	(1.9)		—	(1.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.4		—	3.4
Net current period other comprehensive income, net of income taxes	(7.2)	(1.0)		12.3	4.1
Balance, March 28, 2014	$406.0	$(367.7)		$180.3	$218.6

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities	Total
For the Three Months Ended March 29, 2013:
Balance, December 31, 2012	$475.3	$(655.7)		$121.2	$(59.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(256.5)	—		67.5	(189.0)
Income tax expense	—	—		(25.3)	(25.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	(256.5)	—		42.2	(214.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	8.3	(1)	—	8.3
Income tax expense	—	(2.8)		—	(2.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.5		—	5.5
Net current period other comprehensive income (loss), net of income taxes	(256.5)	5.5		42.2	(208.8)
Balance, March 29, 2013	$218.8	$(650.2)		$163.4	$(268.0)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2013, reference is made to the financial statements as of and for the year ended December 31, 2013 and Note 2 thereto included in the Company’s 2013 Annual Report on Form 10-K.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2014 and 2013 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior periods' purchase price allocations were material and concluded no retrospective adjustment to prior period financial statements was required.
During the first three months of 2014, the Company acquired five businesses for total consideration of $163 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental and Test & Measurement segments. The aggregate annual sales of these five businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $65 million. The Company preliminarily recorded an aggregate of $97 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the three months ended March 28, 2014 ($ in millions):

Trade accounts receivable	$8.5
Inventories	7.0
Property, plant and equipment	2.7
Goodwill	96.6
Other intangible assets, primarily customer relationships, trade names and technology	61.5
Trade accounts payable	(3.2)
Other assets and liabilities, net	(10.3)
Net cash consideration	$162.8

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2014 and 2013 acquisitions as if they had occurred as of January 1, 2013. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$4,668.8	$4,538.2
Net earnings	579.8	695.2
Diluted net earnings per share	0.81	0.98

NOTE 3. SALE OF JOINT VENTURE
On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company's hand tool businesses with Cooper's Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company owned a 50% interest in Apex and had an equal number of representatives on Apex's Board of Directors and neither joint venture partner controlled the significant operating and financing activities of Apex. The Company accounted for its investment in the joint venture based on the equity method of accounting.
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million. The Company recognized an after-tax gain of $144 million or $0.20 per diluted share in its first quarter 2013 results in connection with this transaction. The Company has collected the majority of the note receivable. The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2013	$16,038.2
Attributable to 2014 acquisitions	96.6
Foreign currency translation & other	13.5
Balance, March 28, 2014	$16,148.3

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 28, 2014	December 31, 2013
Test & Measurement	$3,329.5	$3,266.9
Environmental	1,888.9	1,851.4
Life Sciences & Diagnostics	6,317.2	6,304.8
Dental	2,195.4	2,196.6
Industrial Technologies	2,417.3	2,418.5
	$16,148.3	$16,038.2

The Company has not identified any "triggering" events which indicate a potential impairment of goodwill in 2014.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 28, 2014:
Assets:
Available-for-sale securities	$404.8	—	—	$404.8
Liabilities:
Deferred compensation plans	—	$71.8	—	71.8
December 31, 2013:
Assets:
Available-for-sale securities	$385.2	—	—	$385.2
Liabilities:
Deferred compensation plans	—	$70.1	—	70.1

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

On April 2, 2014, the Company terminated the Japanese Yen/U.S. dollar currency swap agreement that had been acquired in connection with a prior acquisition. The fair values of the currency swap as of March 28, 2014 and the termination date were not significant and the fair value had not changed significantly during the first three months of 2014. During the three months ended March 29, 2013, the Company recorded pre-tax income of $8 million related to changes in the fair value of this currency swap. The currency swap did not qualify for hedge accounting, and as a result, changes in the fair value are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period.

Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	March 28, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$404.8	$404.8	$385.2	$385.2
Liabilities:
Short-term borrowings	64.1	64.1	62.3	62.3
Long-term borrowings	3,422.9	3,865.7	3,436.7	3,877.6

As of March 28, 2014 and December 31, 2013, available-for-sale securities and short and long-term borrowings were categorized as level 1, while the currency swap agreement was categorized as level 2.

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

NOTE 6. FINANCING
As of March 28, 2014, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	March 28, 2014	December 31, 2013
Commercial paper	$450.0	$450.0
1.3% senior notes due 2014	400.0	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	152.4	154.1
Other	134.6	144.9
Subtotal	3,487.0	3,499.0
Less currently payable	64.1	62.3
Long-term debt	$3,422.9	$3,436.7

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K.

During the three months ended March 28, 2014, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 0.1 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $1 million was transferred to additional paid-in capital as a result of the conversions.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of March 28, 2014, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately thirteen days. There was no commercial paper outstanding under the Euro commercial paper program as of March 28, 2014. As of March 28, 2014, the Company has classified its borrowings outstanding under the commercial paper program and its $400 million principal amount of 1.3% senior notes due June 23, 2014 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of March 28, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$1.5	$1.4	$8.0	$6.5
Interest cost	26.5	23.7	11.7	10.4
Expected return on plan assets	(32.3)	(31.4)	(10.5)	(8.6)
Amortization of actuarial loss	4.6	7.0	1.7	2.0
Amortization of prior service credit	—	—	—	(0.1)
Settlement losses recognized	—	—	—	0.6
Net periodic pension cost	$0.3	$0.7	$10.9	$10.8

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Service cost	$0.3	$0.4
Interest cost	2.1	2.1
Amortization of prior service credit	(1.0)	(1.6)
Amortization of actuarial loss	—	0.4
Net periodic benefit cost	$1.4	$1.3

Net periodic pension and benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

Employer Contributions
During 2014, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $50 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate for the three months ended March 28, 2014 and March 29, 2013 was 23.9% and 25.0%, respectively.
The Company's effective tax rate for 2014 and 2013 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended March 28, 2014 includes tax effects of certain discrete items specific to the quarter, none of which are significant individually or in the aggregate. During the three months ended March 29, 2013, the Company's gain on the sale of the Apex joint venture increased the reported tax rate by 3.5%, which was partially offset by the retroactive reinstatement of certain tax benefits and credits from the enactment of the American Tax Relief Act of 2012.
Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $200 million based on exchange rates as of March 28, 2014) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts through March 2014 totaling approximately DKK 800 million (approximately $150 million based on exchange rates as of March 28, 2014) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
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

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three months ended March 28, 2014.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of March 28, 2014, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K. As of March 28, 2014, approximately 28 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes Merton option pricing model ("Black-Scholes") to value options granted during the three months ended March 28, 2014:

Risk-free interest rate	1.73 - 2.38%
Weighted average volatility	22.7%
Dividend yield	0.5%
Expected years until exercise	5.5 - 8.0

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
RSUs:
Pre-tax compensation expense	$17.9	$15.5
Income tax benefit	(5.2)	(4.6)
RSU expense, net of income taxes	$12.7	$10.9
Stock options:
Pre-tax compensation expense	$11.1	$12.3
Income tax benefit	(3.4)	(3.8)
Stock option expense, net of income taxes	$7.7	$8.5
Total stock-based compensation:
Pre-tax compensation expense	$29.0	$27.8
Income tax benefit	(8.6)	(8.4)
Total stock-based compensation expense, net of income taxes	$20.4	$19.4

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 28, 2014, $161 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately three years. As of March 28, 2014, $143 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Both amounts will be adjusted for any future changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	25.0	$42.93
Granted	1.3	76.56
Exercised	(0.8)	33.69
Cancelled/forfeited	(0.1)	52.28
Outstanding as of March 28, 2014	25.4	$44.87	6	$737.9
Vested and Expected to Vest as of March 28, 2014 (1)	24.3	$43.97	6	$728.3
Vested as of March 28, 2014	14.1	$35.49	4	$542.6

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2014. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the three months ended March 28, 2014 and March 29, 2013 was $33 million and $47 million, respectively. Exercise of options during the first three months of 2014 and 2013 resulted in cash receipts of $26 million and $49 million, respectively. The Company realized a tax benefit of $10 million in the three months ended March 28, 2014 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.

The following summarizes information on unvested RSUs activity (in millions, except grant-date fair value):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2013	5.2	$51.04
Granted	0.5	76.56
Vested	(0.8)	36.86
Forfeited	(0.1)	51.33
Unvested as of March 28, 2014	4.8	$56.08
The Company realized a tax benefit of $20 million in the three months ended March 28, 2014 related to the vesting of RSUs. The excess tax benefit attributable to RSUs have been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first three months of 2014, 301 thousand shares with an aggregate value of $23 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. RESTRUCTURING AND OTHER RELATED CHARGES
During 2013, the Company recorded pre-tax restructuring and other related charges totaling $107 million. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner and taking into consideration broad economic uncertainties.
For a full description of the Company’s restructuring activities, reference is made to Note 15 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K.
Substantially all restructuring activities initiated in 2013 were completed by December 31, 2013 and the Company expects substantially all cash payments associated with remaining termination benefits to be paid during 2014. As of March 28, 2014, included in accrued expenses and other liabilities in the accompanying Consolidated Condensed Balance Sheet was accrued restructuring charges of $52 million related to restructuring activities initiated in 2013.

NOTE 11. CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty period terms depend on the nature of the product and range from ninety days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known. The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2013	$141.2
Accruals for warranties issued during the period	32.5
Settlements made	(32.2)
Effect of foreign currency translation	(0.2)
Balance, March 28, 2014	$141.3

NOTE 12. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For both the three months ended March 28, 2014 and March 29, 2013, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended March 28, 2014:
Basic EPS	$579.7	700.1	$0.83
Adjustment for interest on convertible debentures	0.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.4
Incremental shares from assumed conversion of the convertible debentures	—	5.3
Diluted EPS	$580.4	714.8	$0.81

For the Three Months Ended March 29, 2013:
Basic EPS	$691.9	692.0	$1.00
Adjustment for interest on convertible debentures	1.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.6
Incremental shares from assumed conversion of the convertible debentures	—	7.8
Diluted EPS	$693.0	708.4	$0.98

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There has been no material change in total assets or liabilities by segment since December 31, 2013. Segment results are shown below ($ in millions):

	Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Test & Measurement	$871.0	$855.4	$192.7	$187.3
Environmental	768.7	725.3	145.6	135.1
Life Sciences & Diagnostics	1,659.6	1,567.4	219.7	199.3
Dental	509.7	479.8	75.5	62.9
Industrial Technologies	853.7	816.8	191.7	170.9
Other	—	—	(36.3)	(24.6)
Total	$4,662.7	$4,444.7	$788.9	$730.9

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2013 and Notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three months ended March 28, 2014.

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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.

•	Our restructuring actions could have long-term adverse effects on our business.

•	Our growth could suffer if the markets into which we sell our products (including software) and services decline, do not grow as anticipated or experience cyclicality.

•
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

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

•
Changes in our tax rates or exposure to additional tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

•	We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.

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

•	Defects and unanticipated use or inadequate disclosure with respect to our products (including software) or services could adversely affect our business, reputation and financial statements.

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

•
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

•	Changes in governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•
International economic, political, legal, compliance and business factors could negatively affect our financial statements and in particular geopolitical uncertainties relating to Russia could impact the Company’s growth in Russia.

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
See Part I – Item 1A of the Company’s 2013 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the first quarter of 2014 as compared to the comparable period of 2013 resulting in aggregate year-over-year sales growth from existing businesses of 3.5%.  In addition, the Company's continued investments in sales growth initiatives and other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the first quarter of 2014 were led primarily by the high-growth markets.  Sales from existing businesses in high-growth markets grew at a high-single digit rate in the first quarter of 2014 as compared to the comparable period of 2013 and represented approximately 25% of the Company's total sales in the first quarter of 2014.  Sales from existing businesses in developed markets grew at a low-single digit rate in the first quarter of 2014 as compared to the comparable period of 2013 due primarily to growth in North America, Japan and Europe, representing the third consecutive quarter of growth in Europe. The Company expects overall market conditions to continue to improve, but remains cautious about challenges due to macro-economic and geopolitical uncertainties and monetary and fiscal policies of countries where we do business.  While individual businesses will vary, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during the remainder of 2014 at a level in line with that experienced in the first quarter of 2014.
Acquisitions
During the first three months of 2014, the Company acquired five businesses for total consideration of $163 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental and Test & Measurement segments. The aggregate annual sales of these five businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million.
Currency Exchange Rates
Currency exchange rates negatively impacted reported sales for the three month period by approximately 0.5% on a year-over-year basis as the U.S. dollar was, on average, stronger against other major currencies during the first three months of 2014 as compared to exchange rate levels during the first three months of 2013, with the exception of the Euro and the Chinese Yuan. If the currency exchange rates in effect as of March 28, 2014 were to prevail throughout the remainder of 2014, currency exchange rates would have a negligible impact on the Company’s estimated 2014 sales. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company's sales and results of operations for the remainder of the year. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations on an overall basis.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended March 28, 2014 increased 5.0% compared to the three months ended March 29, 2013. Sales from existing businesses accelerated during the quarter contributing 3.5% growth, and sales from acquired businesses contributed 2.0% growth on a year-over-year basis. Currency translation reduced reported sales by 0.5% on a year-over-year basis.
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
Operating profit margins were 16.9% for the three months ended March 28, 2014 as compared to 16.4% in the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 100 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2014 - 50 basis points

Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Test & Measurement	$871.0	$855.4
Environmental	768.7	725.3
Life Sciences & Diagnostics	1,659.6	1,567.4
Dental	509.7	479.8
Industrial Technologies	853.7	816.8
Total	$4,662.7	$4,444.7

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$871.0	$855.4
Operating profit	192.7	187.3
Depreciation and amortization	33.2	33.8
Operating profit as a % of sales	22.1%	21.9%
Depreciation and amortization as a % of sales	3.8%	4.0%

Components of Sales Growth	% Change Three Months Ended March 28, 2014 vs. Comparable 2013 Period
Existing businesses	1.0%
Acquisitions	1.0%
Currency exchange rates	—%
Total	2.0%
Year-over-year price increases in the segment had a negligible impact on sales during the three months ended March 28, 2014.
Sales from existing businesses in the segment's instruments businesses grew at a low-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013, with increased year-over-year demand for industrial and calibration products. Demand in the high-growth markets led the increased year-over-year sales, while demand continued to stabilize in Europe and declined in North America, due primarily to weakness in the U.S. government and military end markets.

Sales from existing businesses in the segment's communications businesses grew at a low-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013 driven by solid growth in network enterprise and network management solutions, partially offset by declines in network security and analysis solutions. The first quarter 2014 growth rate reflects a deceleration compared to 2013. The Company expects this trend to continue in the near term primarily due to the timing of network management projects as compared to the prior year. Geographically, year-over-year sales growth was strong in North America and Asia, somewhat offset by declines in Western Europe.
Operating profit margins increased 20 basis points during the three months ended March 28, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 125 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2014 - 105 basis points

ENVIRONMENTAL
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
Environmental Selected Financial Data ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$768.7	$725.3
Operating profit	145.6	135.1
Depreciation and amortization	18.0	13.2
Operating profit as a % of sales	18.9%	18.6%
Depreciation and amortization as a % of sales	2.3%	1.8%

Components of Sales Growth	% Change Three Months Ended March 28, 2014 vs. Comparable 2013 Period
Existing businesses	4.0%
Acquisitions	2.5%
Currency exchange rates	(0.5)%
Total	6.0%

Year-over-year price increases in the segment contributed 1.0% to sales growth during the three months ended March 28, 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality businesses grew at a low-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013. Sales growth in the analytical instrumentation business was led primarily by strong sales of consumables and related service in North America, Western Europe and China. Sales in the business' chemical treatment solutions product line also grew on a year-over-year basis during the three months due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion.

Year-over-year sales from existing businesses in the business' ultraviolet water disinfection product line declined during the first three months of 2014 due to continued weak demand in municipal end markets, primarily in North America and Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a mid-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013. On a year-over-year basis, the business experienced strong increase in global demand for its point-of-sale solutions, payment systems, and services, as well as dispenser sales in Western Europe and China. This growth was partially offset by a decline in demand for dispensers in North America.
Operating profit margins increased 30 basis points during the three months ended March 28, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and increased depreciation and amortization from prior year acquisitions - 145 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2014 - 115 basis points

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$1,659.6	$1,567.4
Operating profit	219.7	199.3
Depreciation and amortization	128.8	125.2
Operating profit as a % of sales	13.2%	12.7%
Depreciation and amortization as a % of sales	7.8%	8.0%

Components of Sales Growth	% Change Three Months Ended March 28, 2014 vs. Comparable 2013 Period
Existing businesses	4.0%
Acquisitions	2.5%
Currency exchange rates	(0.5)%
Total	6.0%

Year-over-year price increases in the segment had a negligible impact on sales during the three months ended March 28, 2014.
Sales from existing businesses in the segment's diagnostics business grew at a low-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013, primarily due to strong demand in the acute care and pathology diagnostic businesses and, to a lesser extent, the clinical business. Demand in the clinical business increased on a year over-year-basis led by strong demand in the high-growth markets, largely offset by year-over-year declines in demand in North America and Europe, driven by decreased utilization in these regions and one less selling day in the quarter as compared to the comparable period of 2013. Year-over-year sales growth in the acute care diagnostic business was driven primarily by continued strong global consumable sales related to the installed base of acute care instruments. Geographically, this business' year-over-year sales growth was led by China, the Middle East and Japan which was somewhat offset by year-over-year declines in North America and Western Europe. The majority of the year-over-year sales growth in the pathology diagnostics business was driven by increased demand for advanced staining systems and consumables in Western Europe and China.
Sales from existing businesses in the segment's life sciences businesses grew at a mid-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013, due primarily to continued strong demand for the business' recently introduced products. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis led by North America and Europe. Sales of surgical and stereo microscopy products increased on a year-over-year basis due primarily to strong demand in high-growth markets and Japan. The business' flow cytometry and sample preparation product lines also contributed to the year-over-year growth, with growth in all major geographies.
Operating profit margins increased 50 basis points during the three months ended March 28, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 75 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2014 - 25 basis points

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
Dental Selected Financial Data ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$509.7	$479.8
Operating profit	75.5	62.9
Depreciation and amortization	20.5	20.9
Operating profit as a % of sales	14.8%	13.1%
Depreciation and amortization as a % of sales	4.0%	4.4%

Components of Sales Growth	% Change Three Months Ended March 28, 2014 vs. Comparable 2013 Period
Existing businesses	6.0%
Acquisitions	—%
Currency exchange rates	—%
Total	6.0%

Year-over-year price increases in the segment had a negligible impact on sales during the three months ended March 28, 2014.

Sales from existing businesses in the dental segment grew at a mid-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013 primarily as a result of increased sales of professional dental consumables, implant and orthodontic products in all major geographies and continued increased demand for imaging products and treatment units in North America, high-growth markets and Japan, ahead of its April 1, 2014 value added tax rate increase.
Operating profit margins increased 170 basis points during the three months ended March 28, 2014 as compared to the comparable period of 2013. Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments, favorably impacted operating profit margin comparisons.

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
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$853.7	$816.8
Operating profit	191.7	170.9
Depreciation and amortization	22.4	21.8
Operating profit as a % of sales	22.5%	20.9%
Depreciation and amortization as a % of sales	2.6%	2.7%

Components of Sales Growth	% Change Three Months Ended March 28, 2014 vs. Comparable 2013 Period
Existing businesses	3.0%
Acquisitions	1.0%
Currency exchange rates	0.5%
Total	4.5%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three months ended March 28, 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s motion businesses declined at a low-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013. Improving year-over-year demand in the distribution market, primarily in North America, was more than offset by soft demand in technology, defense and industrial automation related end-markets, and the impact of exiting certain low-margin original equipment manufacturers product lines. Year-over-year growth rates for the motion businesses are expected to continue to improve during 2014.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013. Continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions in most major end-markets was partially offset by lower year-over-year demand in consumer electronics related equipment. Geographically, year-over-year sales growth was strong in North America, Europe and Latin America.

Sales from existing businesses in the segment’s other businesses collectively grew at a mid-single digit rate during the three months ended March 28, 2014 as compared to the comparable period of 2013, primarily due to strong demand in the segment's engine retarder business. Sales from existing businesses in the segment's sensors and controls businesses were essentially flat on a year-over-year basis.
Operating profit margins increased 160 basis points during the three months ended March 28, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 185 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect of acquired businesses in 2014 - 25 basis points

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$4,662.7	$4,444.7
Cost of sales	(2,209.8)	(2,119.0)
Gross profit	2,452.9	2,325.7
Gross profit margin	52.6%	52.3%

The year-over-year increase in gross profit margins during the three month period ended March 28, 2014 as compared to the comparable period in 2013, is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with 2013 restructuring activities and continued productivity improvements.

OPERATING EXPENSES

($ in millions)	Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$4,662.7	$4,444.7
Selling, general and administrative ("SG&A") expenses	1,350.6	1,298.4
Research and development ("R&D") expenses	313.4	296.4
SG&A as a % of sales	29.0%	29.2%
R&D as a % of sales	6.7%	6.7%

Selling, general and administrative expenses as a percentage of sales declined 20 basis points on a year-over-year basis during the three month period ended March 28, 2014. Incremental year-over-year increases in investments in sales and marketing growth initiatives were offset by increased leverage of the Company’s general and administrative cost base resulting from higher first quarter 2014 sales and incremental year-over-year cost savings associated with 2013 restructuring activities.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales were consistent on a year-over-year basis during the first three months of 2014 as compared to 2013.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 of the Consolidated Condensed Financial Statements.

Interest expense of $33 million for the three months ended March 28, 2014 was $6 million lower than the comparable period of 2013. The decrease in interest expense results primarily from the repayment of the €500 million principal amount of Eurobond notes due 2013 and the $300 million principal amount of floating rate senior notes due 2013 upon maturity in July and June 2013, respectively.

INCOME TAXES
The Company’s effective tax rate for the three months ended March 28, 2014 and March 29, 2013 was 23.9% and 25.0%, respectively.
The Company's effective tax rate for 2014 and 2013 differs from the U.S. federal statutory rate of 35% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended March 28, 2014 includes tax effects of certain discrete items specific to the quarter, none of which are significant individually or in the aggregate. During the three months ended March 29, 2013, the Company's gain on the sale of the Apex joint venture increased the reported tax rate by 3.5%, which was partially offset by the retroactive reinstatement of certain tax benefits and credits from the enactment of the American Tax Relief Act of 2012.
The Company conducts business globally and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a material presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany and the United Kingdom. The Company's ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the dispersion of the Company's foreign income tax provision.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining the federal income tax returns for 2010 and 2011. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2012.
Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $200 million based on exchange rates as of March 28, 2014) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts through March 2014 totaling approximately DKK 800 million (approximately $150 million based on exchange rates as of March 28, 2014) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
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
The effective tax rate for the balance of 2014 is forecasted to be approximately 24.0% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three months ended March 28, 2014.

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
Following is an overview of the Company’s cash flows and liquidity for the three months ended March 28, 2014:
Overview of Cash Flows and Liquidity

	Three Months Ended
($ in millions)	March 28, 2014	March 29, 2013
Total operating cash flows	$511.2	$636.5

Cash paid for acquisitions	$(162.8)	$(12.1)
Payments for additions to property, plant and equipment	(130.9)	(116.3)
Proceeds from sale of unconsolidated joint venture	—	692.0
All other investing activities	9.0	(8.9)
Net cash (used in) provided by investing activities	$(284.7)	$554.7

Proceeds from the issuance of common stock	$30.0	$54.3
Payment of dividends	(17.4)	—
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3.1	(764.3)
Repayments of borrowings (maturities longer than 90 days)	(1.0)	(0.5)
Net cash provided by (used in) financing activities	$14.7	$(710.5)

•
Operating cash flows decreased $125 million, or 20%, during the first quarter of 2014 as compared to the first quarter of 2013, due primarily to year-over-year changes in the amount and timing of collection of trade accounts receivable and payments of trade accounts payables. In addition, operating cash flows for the first quarter of 2013 benefited from $67 million of dividends received related to earnings of the Apex joint venture.

•
Cash paid for acquisitions constituted the most significant use of cash during the first three months of 2014. The Company acquired five businesses during the first three months of 2014 for total consideration (net of cash acquired) of $163 million.

•	As of March 28, 2014, the Company held $3.3 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $511 million for the first three months of 2014, a decrease of $125 million, or 20%, as compared to the comparable period of 2013. The year-over-year change in operating cash flows from 2013 to 2014 was primarily attributable to the following factors:

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $170 million in operating cash flows during the first three months of 2014, compared to providing $27 million in the comparable period of 2013. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. The Company expects the impact of these operating factors to normalize in the balance of 2014.

•
First quarter 2013 operating cash flows included $67 million of dividends received related to earnings of the Apex joint venture, which was sold in 2013. These dividends increased first quarter 2013 operating cash flows but did not repeat in 2014 due to the sale.

•
2014 operating cash flows benefited from higher net earnings, excluding the impact of the gain on the sale of the Apex joint venture, as compared to the comparable 2013 period. While the gain on the sale of Apex was included in 2013 earnings from continuing operations, the proceeds from this sale are shown in the investing activities section of the Statement of Cash Flows and therefore do not contribute to operating cash flows.

•
Net earnings for the first three months of 2014 reflected an increase of $8 million of depreciation and amortization expense as compared to the comparable period of 2013. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $285 million during the first three months of 2014 compared to $555 million of cash provided in the first three months of 2013. For a discussion of the Company’s acquisitions during the first three months of 2014 refer to “—Overview.” In the first three months of 2013, the Company generated $692 million of cash from the sale of the Apex joint venture.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $15 million or 13% on a year-over-year basis for the first three months of 2014 compared to 2013 reflecting continued investments in equipment leased to customers and other operating assets. For full year 2014, the Company expects capital spending to approximate $650 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of dividends to shareholders. Financing activities provided cash of $15 million during the first three months of 2014 compared to a use of $711 million during the first three months of 2013, due primarily to the incrementally lower year-over-year net repayments of commercial paper borrowings.
For a description of the Company’s outstanding debt as of March 28, 2014, refer to Note 6 of the Consolidated Condensed Financial Statements. As of March 28, 2014, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of March 28, 2014, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately thirteen days. There was no commercial paper outstanding under the Euro commercial paper program as of March 28, 2014. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. As of March 28, 2014, the Company has classified its borrowings outstanding under the commercial paper program and its $400 million principal amount of 1.3% senior notes due June 23, 2014 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.

Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of March 28, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three months ended March 28, 2014.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of March 28, 2014, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.
Aggregate cash payments for dividends during the first three months of 2014 were $17 million. The Company declared a regular quarterly dividend of $0.10 per share payable on April 25, 2014 to holders of record on March 28, 2014, reflecting a 300% increase in the per share amount of the Company's quarterly dividend. The Company made no cash payments for dividends during the first quarter of 2013 because the Company's Board had determined to accelerate the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012.
Cash and Cash Requirements
As of March 28, 2014, the Company held $3.3 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.4%. Of this amount, $1.3 billion was held within the United States and $2.0 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the $400 million principal amount of 1.3% senior notes which mature on June 23, 2014, the Company expects to repay the principal amounts when due under these notes using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of March 28, 2014, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2014, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $50 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING POLICIES
There were no material changes during the three months ended March 28, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2013 Annual Report on Form 10-K. There were no material changes during the three months ended March 28, 2014 to this information reported in the Company’s 2013 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Relating to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2013 Annual Report on Form 10-K.
There were no material changes during the three months ended March 28, 2014 to the risk factors described in Danaher's 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three months ended March 28, 2014.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The 2013 Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of March 28, 2014, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.
During the first quarter of 2014, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 88,458 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	See Note 12, “Net Earnings Per Share”, to our Consolidated Condensed Financial Statements.

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 28, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Earnings for the three months ended March 28, 2014 and March 29, 2013, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 28, 2014 and March 29, 2013, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended March 28, 2014, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 28, 2014 and March 29, 2013, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	April 16, 2014	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	April 16, 2014	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer