Form 10-Q
period 2014-06-27
DANAHER CORP /DE/
filed 2014-07-17
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 11, 2014 was 700,684,075.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	June 27, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and equivalents	$3,321.1	$3,115.2
Trade accounts receivable, net	3,631.8	3,451.6
Inventories:
Finished goods	942.8	885.9
Work in process	302.1	287.0
Raw materials	649.3	610.6
Total inventories	1,894.2	1,783.5
Prepaid expenses and other current assets	660.2	763.4
Total current assets	9,507.3	9,113.7
Property, plant and equipment, net of accumulated depreciation of $2,524.3 and $2,299.5, respectively	2,232.1	2,211.3
Other assets	1,145.2	1,061.3
Goodwill	16,398.4	16,038.2
Other intangible assets, net	6,369.1	6,247.7
Total assets	$35,652.1	$34,672.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$49.0	$62.3
Trade accounts payable	1,734.8	1,778.2
Accrued expenses and other liabilities	2,622.9	2,686.9
Total current liabilities	4,406.7	4,527.4
Other long-term liabilities	4,436.5	4,256.7
Long-term debt	3,020.0	3,436.7
Stockholders’ Equity:
Common stock - $0.01 par value	7.9	7.9
Additional paid-in capital	4,285.4	4,157.6
Retained earnings	19,121.4	18,005.3
Accumulated other comprehensive income	305.8	214.5
Total Danaher stockholders’ equity	23,720.5	22,385.3
Non-controlling interests	68.4	66.1
Total stockholders’ equity	23,788.9	22,451.4
Total liabilities and stockholders’ equity	$35,652.1	$34,672.2

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$4,963.6	$4,737.5	$9,626.3	$9,182.2
Cost of sales	(2,343.4)	(2,242.0)	(4,553.2)	(4,361.0)
Gross profit	2,620.2	2,495.5	5,073.1	4,821.2
Operating costs:
Selling, general and administrative expenses	(1,394.5)	(1,339.7)	(2,745.1)	(2,638.1)
Research and development expenses	(336.4)	(312.2)	(649.8)	(608.6)
Operating profit	889.3	843.6	1,678.2	1,574.5
Non-operating income (expense):
Other income	19.2	—	19.2	229.8
Interest expense	(33.2)	(39.4)	(65.7)	(78.6)
Interest income	3.7	1.6	8.6	2.5
Earnings before income taxes	879.0	805.8	1,640.3	1,728.2
Income taxes	(202.6)	(189.0)	(384.2)	(419.5)
Net earnings	$676.4	$616.8	$1,256.1	$1,308.7
Net earnings per share:
Basic	$0.96	$0.89	$1.79	$1.89
Diluted	$0.95	$0.87	$1.76	$1.85
Average common stock and common equivalent shares outstanding:
Basic	701.2	695.2	700.6	693.6
Diluted	715.6	709.8	715.2	709.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net earnings	$676.4	$616.8	$1,256.1	$1,308.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	59.1	(129.1)	51.9	(385.6)
Pension and post-retirement plan benefit adjustments	3.5	5.5	2.5	11.0
Unrealized gain on available-for-sale securities	24.6	13.0	36.9	55.2
Total other comprehensive income (loss), net of income taxes	87.2	(110.6)	91.3	(319.4)
Comprehensive income	$763.6	$506.2	$1,347.4	$989.3

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2013	785.7	$7.9	$4,157.6	$18,005.3	$214.5	$66.1
Net earnings for the period	—	—	—	1,256.1	—	—
Other comprehensive income	—	—	—	—	91.3	—
Dividends declared	—	—	—	(140.0)	—	—
Common stock-based award activity	2.5	—	120.6	—	—	—
Common stock issued in connection with LYONs’ conversions including tax benefit of $1.9	0.2	—	7.2	—	—	—
Change in non-controlling interests	—	—	—	—	—	2.3
Balance, June 27, 2014	788.4	$7.9	$4,285.4	$19,121.4	$305.8	$68.4

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net earnings	$1,256.1	$1,308.7
Non-cash items:
Depreciation	272.6	257.0
Amortization	187.5	179.4
Stock-based compensation expense	55.0	56.1
Dividends received related to earnings of unconsolidated joint venture	—	66.6
Pre-tax gain on sales of investments	(19.2)	(229.8)
Change in trade accounts receivable, net	(158.7)	(28.9)
Change in inventories	(58.8)	(112.5)
Change in trade accounts payable	(51.0)	82.0
Change in prepaid expenses and other assets	81.4	113.4
Change in accrued expenses and other liabilities	(62.0)	(156.3)
Net cash provided by operating activities	1,502.9	1,535.7
Cash flows from investing activities:
Cash paid for acquisitions	(606.7)	(322.6)
Payments for additions to property, plant and equipment	(278.6)	(252.5)
Proceeds from sales of investments	25.0	692.0
All other investing activities	11.2	(5.9)
Net cash (used in) provided by investing activities	(849.1)	111.0
Cash flows from financing activities:
Proceeds from the issuance of common stock	60.9	110.0
Payment of dividends	(87.4)	(17.3)
Net repayments of borrowings (maturities of 90 days or less)	(13.4)	(768.0)
Repayments of borrowings (maturities longer than 90 days)	(403.6)	(310.4)
Net cash used in financing activities	(443.5)	(985.7)
Effect of exchange rate changes on cash and equivalents	(4.4)	(14.8)
Net change in cash and equivalents	205.9	646.2
Beginning balance of cash and equivalents	3,115.2	1,678.7
Ending balance of cash and equivalents	$3,321.1	$2,324.9
Supplemental disclosures:
Cash interest payments	$60.3	$60.7
Cash income tax payments	$238.3	$182.7
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 27, 2014 and December 31, 2013, and its results of operations for the three and six months ended June 27, 2014 and June 28, 2013 and its cash flows for each of the six month periods then ended.
Accumulated Other Comprehensive Income (Loss) - The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities		Total
For the Three Months Ended June 27, 2014:
Balance, March 28, 2014	$406.0	$(367.7)		$180.3		$218.6
Other comprehensive income (loss) before reclassifications:
Increase	59.1	—		58.7		117.8
Income tax expense	—	—		(22.1)		(22.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	59.1	—		36.6		95.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.4	(1)	(19.2)	(2)	(13.8)
Income tax (expense) benefit	—	(1.9)		7.2		5.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.5		(12.0)		(8.5)
Net current period other comprehensive income (loss), net of income taxes	59.1	3.5		24.6		87.2
Balance, June 27, 2014	$465.1	$(364.2)		$204.9		$305.8

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 6 for additional details).
(2) Included in other income in the accompanying Consolidated Condensed Statement of Earnings (refer to Note 9 for additional details).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities		Total
For the Three Months Ended June 28, 2013:
Balance, March 29, 2013	$218.8	$(650.2)		$163.4		$(268.0)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(129.1)	—		20.9		(108.2)
Income tax expense	—	—		(7.9)		(7.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(129.1)	—		13.0		(116.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	8.4	(1)	—		8.4
Income tax expense	—	(2.9)		—		(2.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.5		—		5.5
Net current period other comprehensive income (loss), net of income taxes	(129.1)	5.5		13.0		(110.6)
Balance, June 28, 2013	$89.7	$(644.7)		$176.4		$(378.6)

For the Six Months Ended June 27, 2014:
Balance, December 31, 2013	$413.2	$(366.7)		$168.0		$214.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	51.9	(5.5)		78.3		124.7
Income tax benefit (expense)	—	1.1		(29.4)		(28.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	51.9	(4.4)		48.9		96.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	10.7	(1)	(19.2)	(2)	(8.5)
Income tax (expense) benefit	—	(3.8)		7.2		3.4
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	6.9		(12.0)		(5.1)
Net current period other comprehensive income (loss), net of income taxes	51.9	2.5		36.9		91.3
Balance, June 27, 2014	$465.1	$(364.2)		$204.9		$305.8

For the Six Months Ended June 28, 2013:
Balance, December 31, 2012	$475.3	$(655.7)		$121.2		$(59.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(385.6)	—		88.4		(297.2)
Income tax expense	—	—		(33.2)		(33.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(385.6)	—		55.2		(330.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	16.8	(1)	—		16.8
Income tax expense	—	(5.8)		—		(5.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	11.0		—		11.0
Net current period other comprehensive income (loss), net of income taxes	(385.6)	11.0		55.2		(319.4)
Balance, June 28, 2013	$89.7	$(644.7)		$176.4		$(378.6)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 6 for additional details).
(2) Included in other income in the accompanying Consolidated Condensed Statement of Earnings (refer to Note 9 for additional details).

New Accounting Standards - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016. Management has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company's financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company's financial statements, but will impact the reporting of any future dispositions.

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
During the first six months of 2014, the Company acquired fourteen businesses for total consideration of $607 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences & Diagnostics, Environmental, Dental and Test & Measurement segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $250 million. The Company preliminarily recorded an aggregate of $330 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended June 27, 2014 ($ in millions):

Trade accounts receivable	$21.3
Inventories	34.9
Property, plant and equipment	15.9
Goodwill	330.4
Other intangible assets, primarily customer relationships, trade names and technology	256.0
In-process research and development	60.6
Trade accounts payable	(7.4)
Other assets and liabilities, net	(102.4)
Assumed debt	(2.6)
Net cash consideration	$606.7

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

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$5,002.2	$4,848.2	$9,716.8	$9,432.1
Net earnings	675.5	620.3	1,254.5	1,312.7
Diluted net earnings per share	0.95	0.88	1.76	1.85

NOTE 3. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2013	$16,038.2
Attributable to 2014 acquisitions	330.4
Foreign currency translation & other	29.8
Balance, June 27, 2014	$16,398.4

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 27, 2014	December 31, 2013
Test & Measurement	$3,327.4	$3,266.9
Environmental	2,035.9	1,851.4
Life Sciences & Diagnostics	6,382.3	6,304.8
Dental	2,236.8	2,196.6
Industrial Technologies	2,416.0	2,418.5
	$16,398.4	$16,038.2

The Company has not identified any "triggering" events which indicate a potential impairment of goodwill in 2014.

NOTE 4. FAIR VALUE MEASUREMENTS
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 27, 2014:
Assets:
Available-for-sale securities	$438.5	—	—	$438.5
Liabilities:
Deferred compensation plans	—	$74.7	—	74.7
December 31, 2013:
Assets:
Available-for-sale securities	$385.2	—	—	$385.2
Liabilities:
Deferred compensation plans	—	$70.1	—	70.1

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

On April 2, 2014, the Company terminated the Japanese Yen/U.S. dollar currency swap agreement that had been acquired in connection with a prior acquisition. The fair value of the currency swap as of the termination date was not significant and the fair value had not changed significantly during 2014. During the three and six months ended June 28, 2013, the Company recorded pre-tax income of $3 million and $11 million, respectively, related to changes in the fair value of this currency swap. The currency swap did not qualify for hedge accounting, and as a result, changes in the fair value are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period.

Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	June 27, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$438.5	$438.5	$385.2	$385.2
Liabilities:
Short-term borrowings	49.0	49.0	62.3	62.3
Long-term borrowings	3,020.0	3,513.5	3,436.7	3,877.6

As of June 27, 2014 and December 31, 2013, available-for-sale securities and short and long-term borrowings were categorized as Level 1.

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

NOTE 5. FINANCING
As of June 27, 2014, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	June 27, 2014	December 31, 2013
Commercial paper	$450.0	$450.0
1.3% senior notes due 2014	—	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	150.7	154.1
Other	118.3	144.9
Subtotal	3,069.0	3,499.0
Less currently payable	49.0	62.3
Long-term debt	$3,020.0	$3,436.7

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K.

The Company repaid the $400 million principal amount of 1.3% senior notes due 2014 upon maturity in June 2014.
During the six months ended June 27, 2014, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 0.2 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $2 million was transferred to additional paid-in capital as a result of the conversions.

The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of June 27, 2014, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately twelve days. There was no commercial paper outstanding under the Euro commercial paper program as of June 27, 2014. As of June 27, 2014, the Company has classified its borrowings outstanding under the commercial paper program as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of June 27, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 6. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$1.5	$1.4	$3.0	$2.8
Interest cost	26.5	23.7	53.0	47.4
Expected return on plan assets	(32.3)	(31.4)	(64.6)	(62.8)
Amortization of actuarial loss	4.6	7.0	9.2	14.0
Net periodic pension cost	$0.3	$0.7	$0.6	$1.4

Non-U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$8.0	$6.7	$16.0	$13.2
Interest cost	11.8	10.4	23.5	20.8
Expected return on plan assets	(10.6)	(8.5)	(21.1)	(17.1)
Amortization of actuarial loss	1.8	2.0	3.5	4.0
Amortization of prior service credit	—	(0.1)	—	(0.2)
Settlement losses recognized	—	—	—	0.6
Net periodic pension cost	$11.0	$10.5	$21.9	$21.3

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	2.1	1.9	4.2	4.0
Amortization of prior service credit	(1.0)	(1.7)	(2.0)	(3.3)
Amortization of actuarial loss	—	0.4	—	0.8
Net periodic benefit cost	$1.4	$1.0	$2.8	$2.3

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

NOTE 7. INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 27, 2014 was 23.0% and 23.4%, respectively, as compared to 23.5% and 24.3% for the three and six months ended June 28, 2013, respectively.
The Company's effective tax rate for 2014 and 2013 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three and six months ended June 27, 2014 includes tax benefits in foreign tax jurisdictions for release of valuation allowances and expiration of statutes of limitation, partially offset by audit settlements in various tax jurisdictions.
Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $205 million based on exchange rates as of June 27, 2014) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts through June 2014 totaling approximately DKK 825 million (approximately $150 million based on exchange rates as of June 27, 2014) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
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

NOTE 8. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or six months ended June 27, 2014.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of June 27, 2014, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K. As of June 27, 2014, approximately 27 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes Merton option pricing model ("Black-Scholes") to value options granted during the six months ended June 27, 2014:

Risk-free interest rate	1.68% - 2.38%
Weighted average volatility	22.4%
Dividend yield	0.5%
Expected years until exercise	5.5 - 8.0

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
RSUs:
Pre-tax compensation expense	$15.9	$16.8	$33.8	$32.3
Income tax benefit	(4.4)	(5.2)	(9.6)	(9.8)
RSU expense, net of income taxes	$11.5	$11.6	$24.2	$22.5
Stock options:
Pre-tax compensation expense	$10.1	$11.5	$21.2	$23.8
Income tax benefit	(2.9)	(3.5)	(6.3)	(7.3)
Stock option expense, net of income taxes	$7.2	$8.0	$14.9	$16.5
Total stock-based compensation:
Pre-tax compensation expense	$26.0	$28.3	$55.0	$56.1
Income tax benefit	(7.3)	(8.7)	(15.9)	(17.1)
Total stock-based compensation expense, net of income taxes	$18.7	$19.6	$39.1	$39.0

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 27, 2014, $147 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately three years. As of June 27, 2014, $129 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Both amounts will be adjusted for any future changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	25.0	$42.93
Granted	1.9	76.04
Exercised	(1.7)	33.98
Cancelled/forfeited	(0.3)	54.67
Outstanding as of June 27, 2014	24.9	$45.90	6	$828.1
Vested and Expected to Vest as of June 27, 2014 (1)	23.3	$44.54	6	$807.6
Vested as of June 27, 2014	13.3	$35.66	4	$580.6

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2014. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended June 27, 2014 and June 28, 2013 was $71 million and $96 million, respectively. Exercise of options during the first six months of 2014 and 2013 resulted in cash receipts of $56 million and $96 million, respectively. The Company realized a tax benefit of $11 million and $21 million in the three and six months ended June 27, 2014 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSUs activity (in millions, except grant-date fair value):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2013	5.2	$51.04
Granted	0.8	76.02
Vested	(0.8)	37.48
Forfeited	(0.1)	53.70
Unvested as of June 27, 2014	5.1	$57.18
The Company realized a tax benefit of $1 million and $21 million in the three and six months ended June 27, 2014, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2014, 316 thousand shares with an aggregate value of $24 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 9. OTHER INCOME
In June 2014, the Company received $25 million cash proceeds from the sale of marketable equity securities and recorded a pre-tax gain of $19 million ($12 million after-tax or $0.02 per diluted share).
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
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million. The Company recognized a pre-tax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction. The Company has collected the majority of the note receivable. The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.

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
Substantially all restructuring activities initiated in 2013 were completed by December 31, 2013 and the Company expects substantially all cash payments associated with remaining termination benefits to be paid during 2014. As of June 27, 2014, restructuring charges of $27 million related to restructuring activities initiated in 2013 were included in accrued expenses and other liabilities in the accompanying Consolidated Condensed Balance Sheet.

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

Balance, December 31, 2013	$141.2
Accruals for warranties issued during the period	69.2
Settlements made	(68.1)
Additions due to acquisitions	0.7
Effect of foreign currency translation	(0.1)
Balance, June 27, 2014	$142.9

NOTE 12. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and six months ended June 27, 2014, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three and six months ended June 28, 2013.

Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended June 27, 2014:
Basic EPS	$676.4	701.2	$0.96
Adjustment for interest on convertible debentures	1.0	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.2
Incremental shares from assumed conversion of the convertible debentures	—	5.2
Diluted EPS	$677.4	715.6	$0.95

For the Three Months Ended June 28, 2013:
Basic EPS	$616.8	695.2	$0.89
Adjustment for interest on convertible debentures	0.9	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.3
Incremental shares from assumed conversion of the convertible debentures	—	6.3
Diluted EPS	$617.7	709.8	$0.87

For the Six Months Ended June 27, 2014:
Basic EPS	$1,256.1	700.6	$1.79
Adjustment for interest on convertible debentures	1.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.4
Incremental shares from assumed conversion of the convertible debentures	—	5.2
Diluted EPS	$1,257.8	715.2	$1.76

For the Six Months Ended June 28, 2013:
Basic EPS	$1,308.7	693.6	$1.89
Adjustment for interest on convertible debentures	2.0	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	7.0
Diluted EPS	$1,310.7	709.1	$1.85

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There has been no material change in total assets or liabilities by segment since December 31, 2013. Segment results are shown below ($ in millions):

	Three Months Ended		Six Months Ended
Sales:	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Test & Measurement	$856.5	$855.0	$1,727.5	$1,710.4
Environmental	876.0	826.8	1,644.7	1,552.1
Life Sciences & Diagnostics	1,790.0	1,674.3	3,449.6	3,241.7
Dental	528.1	514.7	1,037.8	994.5
Industrial Technologies	913.0	866.7	1,766.7	1,683.5
Total	$4,963.6	$4,737.5	$9,626.3	$9,182.2

Operating Profit:
Test & Measurement	$157.8	$178.4	$350.5	$365.7
Environmental	183.8	178.9	329.4	314.0
Life Sciences & Diagnostics	282.7	240.7	502.4	440.0
Dental	77.9	78.8	153.4	141.7
Industrial Technologies	217.5	204.1	409.2	375.0
Other	(30.4)	(37.3)	(66.7)	(61.9)
Total	$889.3	$843.6	$1,678.2	$1,574.5

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2013 and Notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three and six months ended June 27, 2014.

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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the second quarter of 2014 as compared to the comparable period of 2013 resulting in aggregate year-over-year sales growth from existing businesses of 3.0%.  In addition, the Company's continued investments in sales growth initiatives and other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the second quarter of 2014 were led primarily by the high-growth markets.  Sales from existing businesses in high-growth markets grew at a high-single digit rate in the second quarter of 2014 as compared to the comparable period of 2013 and represented approximately 27% of the Company's total sales in the second quarter of 2014.  Sales from existing businesses in developed markets grew at a low-single digit rate in the second quarter of 2014 as compared to the comparable period of 2013 due primarily to growth in North America and Europe. The

Company expects overall market growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties and monetary and fiscal policies of countries where we do business.  While individual businesses will vary, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during the second half of 2014 at a level in line with that experienced in the first half of 2014.
Acquisitions
During the first six months of 2014, the Company acquired fourteen businesses for total consideration of $607 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences & Diagnostics, Environmental, Dental and Test & Measurement segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $250 million.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates positively impacted reported sales for the three and six month periods ended June 27, 2014 by approximately 0.5% compared to exchange rate levels during the comparable periods of 2013. If the currency exchange rates in effect as of June 27, 2014 were to prevail throughout the remainder of 2014, currency exchange rates would positively impact the Company’s estimated full-year 2014 sales by approximately 0.5% on a year-over-year basis. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations, and any strengthening of the U.S. dollar against other major currencies would adversely impact the Company's sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended June 27, 2014 increased 5.0% compared to the three months ended June 28, 2013. Sales from existing businesses contributed 3.0% growth, and sales from acquired businesses contributed 1.5% growth on a year-over-year basis. Currency translation increased reported sales by 0.5% on a year-over-year basis.
Consolidated sales for the six months ended June 27, 2014 increased 5.0% compared to the six months ended June 28, 2013. Sales from existing businesses contributed 3.0% growth, and sales from acquired businesses contributed 1.5% growth on a year-over-year basis. Currency translation increased reported sales by 0.5% on a year-over-year basis.
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

Operating profit margins were 17.9% for the three months ended June 27, 2014 as compared to 17.8% in the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 45 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 35 basis points
Operating profit margins were 17.4% for the six months ended June 27, 2014 as compared to 17.1% in the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 70 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 40 basis points
Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Test & Measurement	$856.5	$855.0	$1,727.5	$1,710.4
Environmental	876.0	826.8	1,644.7	1,552.1
Life Sciences & Diagnostics	1,790.0	1,674.3	3,449.6	3,241.7
Dental	528.1	514.7	1,037.8	994.5
Industrial Technologies	913.0	866.7	1,766.7	1,683.5
Total	$4,963.6	$4,737.5	$9,626.3	$9,182.2

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$856.5	$855.0	$1,727.5	$1,710.4
Operating profit	157.8	178.4	350.5	365.7
Depreciation and amortization	33.9	33.5	67.1	67.3
Operating profit as a % of sales	18.4%	20.9%	20.3%	21.4%
Depreciation and amortization as a % of sales	4.0%	3.9%	3.9%	3.9%

Components of Sales Growth	% Change Three Months Ended June 27, 2014 vs. Comparable 2013 Period	% Change Six Months Ended June 27, 2014 vs. Comparable 2013 Period
Existing businesses	(2.0)%	(0.5)%
Acquisitions	1.5%	1.5%
Currency exchange rates	0.5%	—%
Total	—%	1.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth during both the three and six month periods ended June 27, 2014 and are reflected as a component of the change in sales from existing businesses. On an overall basis, sales from existing businesses in the segment’s mobile tool and wheel service businesses grew during both the three and six months ended June 27, 2014 but this growth was more than offset by sales declines in the segment's communications businesses in both periods.
Sales from existing businesses in the segment's instruments businesses were essentially flat during both the three and six months ended June 27, 2014, as compared to the comparable periods of 2013, with increased year-over-year sales of calibration and thermography products, primarily due to several new product offerings, offset by softness in demand for other product categories. Demand in North America increased during the second quarter as compared to the first quarter of 2014, and offset decreased year-over-year demand in certain high-growth markets.
Sales from existing businesses in the segment's communications businesses declined at a low-double digit rate during the three months and at a mid-single digit rate during the six months ended June 27, 2014, as compared to the comparable periods of 2013. During the second quarter, the business experienced sequential improvement in demand for network enterprise and network security and analysis solutions, primarily in high-growth markets. This growth was more than offset by continued lower demand for network management solutions due to delays in wireless carrier spending. The Company expects sales growth from existing businesses in the segment's communications businesses to remain negative for the remainder of 2014.
Operating profit margins declined 250 basis points during the three months ended June 27, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower sales volumes from existing businesses particularly with respect to high margin communications sales as well as incremental year-over-year costs associated with various new product development, sales and marketing growth investments, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 - 155 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 95 basis points
Operating profit margins declined 110 basis points during the six months ended June 27, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower sales volumes from existing businesses particularly with respect to high margin communications sales as well as incremental year-over-year costs associated with various new product development, sales and marketing growth investments, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 - 10 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 100 basis points

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

Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$876.0	$826.8	$1,644.7	$1,552.1
Operating profit	183.8	178.9	329.4	314.0
Depreciation and amortization	23.0	13.5	41.0	26.7
Operating profit as a % of sales	21.0%	21.6%	20.0%	20.2%
Depreciation and amortization as a % of sales	2.6%	1.6%	2.5%	1.7%

Components of Sales Growth	% Change Three Months Ended June 27, 2014 vs. Comparable 2013 Period	% Change Six Months Ended June 27, 2014 vs. Comparable 2013 Period
Existing businesses	3.5%	4.0%
Acquisitions	2.0%	2.0%
Currency exchange rates	0.5%	—%
Total	6.0%	6.0%

Year-over-year price increases in the segment contributed 0.5% and 1.0% to sales growth during the three and six month periods ended June 27, 2014, respectively, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality businesses grew at a mid-single digit rate during both the three and six months ended June 27, 2014 as compared to the comparable periods of 2013. Sales growth in the analytical instrumentation business was led primarily by continued strong sales of consumables and related service in North America and China, and to a lesser extent in Western Europe. Sales in the business' chemical treatment solutions product line grew on a year-over-year basis for both the three and six month periods due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Year-over-year sales from existing businesses in the business' ultraviolet water disinfection product line declined during both the three and six month periods ended June 27, 2014 due to continued weak demand in municipal end markets, primarily in North America and Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a low-single digit rate during both the three and six month periods ended June 27, 2014 as compared to the comparable periods of 2013. On a year-over-year basis, the business experienced strong increase in demand in most major geographies during both the three and six month periods for its point-of-sale systems, service and vapor recovery products. This growth was partially offset by lower year-over-year sales of payment systems in Western Europe for the three months ended June 27, 2014, as well as a decline in demand for dispensers in both periods, primarily in North America.
Operating profit margins declined 60 basis points during the three months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 40 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 100 basis points

Operating profit margins declined 20 basis points during the six months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 90 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 110 basis points

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$1,790.0	$1,674.3	$3,449.6	$3,241.7
Operating profit	282.7	240.7	502.4	440.0
Depreciation and amortization	133.2	127.9	262.0	253.1
Operating profit as a % of sales	15.8%	14.4%	14.6%	13.6%
Depreciation and amortization as a % of sales	7.4%	7.6%	7.6%	7.8%

Components of Sales Growth	% Change Three Months Ended June 27, 2014 vs. Comparable 2013 Period	% Change Six Months Ended June 27, 2014 vs. Comparable 2013 Period
Existing businesses	5.0%	4.5%
Acquisitions	1.5%	2.0%
Currency exchange rates	0.5%	—%
Total	7.0%	6.5%

Year-over-year price increases in the segment contributed 0.5% to sales growth during both the three and six month periods ended June 27, 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during both the three and six month periods ended June 27, 2014 as compared to the comparable periods of 2013, primarily due to strong demand in the acute care and pathology diagnostic businesses and, to a lesser extent, the clinical business. Demand in the clinical business increased in both periods on a year over-year-basis led by strong demand in China and other high-growth markets, partly offset by year-over-year declines in demand in Europe. The clinical business in North America reported year-over-year growth during the second quarter of 2014 as a result of continued improvements in service and delivery and the impact of new product offerings. Year-over-year sales growth in the acute care diagnostic business in both periods was driven primarily by continued strong global consumable sales related to the installed base of acute care instruments. Geographically, this business' year-over-year sales growth was led by China, the Middle East and Japan. Improving year-over-year demand for the business' products in North America and Western Europe during the three months ended June 27, 2014 also contributed to sales growth. Increased demand for advanced staining systems and consumables drove the majority of the year-over-year sales growth in the pathology diagnostics business. Geographically, sales growth was strong in China and other high-growth markets in the three and six month periods ended June 27, 2014.

Sales from existing businesses in the segment's life sciences businesses grew at a mid-single digit rate during both the three and six month periods ended June 27, 2014 as compared to the comparable periods of 2013, due primarily to continued strong demand for the business' recently introduced products. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis in both periods led by North America and Europe. Sales of confocal and stereo microscopy products increased on a year-over-year basis in both periods due to strong demand in North America, Western Europe and high-growth markets. The business' flow cytometry and sample preparation product lines also contributed to the year-over-year growth in both periods, with growth primarily in North America and Western Europe.
Operating profit margins increased 140 basis points during the three months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 145 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 5 basis points
Operating profit margins increased 100 basis points during the six months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 115 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 15 basis points

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
Dental Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$528.1	$514.7	$1,037.8	$994.5
Operating profit	77.9	78.8	153.4	141.7
Depreciation and amortization	20.5	20.9	41.0	41.8
Operating profit as a % of sales	14.8%	15.3%	14.8%	14.3%
Depreciation and amortization as a % of sales	3.9%	4.1%	4.0%	4.2%

Components of Sales Growth	% Change Three Months Ended June 27, 2014 vs. Comparable 2013 Period	% Change Six Months Ended June 27, 2014 vs. Comparable 2013 Period
Existing businesses	2.0%	4.0%
Acquisitions	—%	—%
Currency exchange rates	0.5%	0.5%
Total	2.5%	4.5%

Year-over-year price increases in the segment had a negligible impact on sales during both the three and six month periods ended June 27, 2014.
During the second quarter of 2014, sales grew on a year-over-year basis as a result of increased demand for imaging products, instruments and handpieces and implant products, along with very modest growth in dental consumables. Geographically, sales growth in the quarter was driven by strong demand in Europe, China and other high-growth markets and contracted somewhat in Japan following that country's April 1, 2014 value added tax rate increase. During the six month period sales grew on a year-over-year basis in all major product categories and across all major geographies.
Operating profit margins declined 50 basis points during the three months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect in 2014 of acquired businesses - 5 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•
Lower year-over-year growth in higher margin consumables and incremental year-over-year costs associated with various new product development, sales and marketing growth investments, net of higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 - 55 basis points

Operating profit margins increased 50 basis points during the six months ended June 27, 2014 as compared to the comparable period of 2013. Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments, favorably impacted operating profit margin comparisons.

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
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$913.0	$866.7	$1,766.7	$1,683.5
Operating profit	217.5	204.1	409.2	375.0
Depreciation and amortization	22.8	21.9	45.2	43.7
Operating profit as a % of sales	23.8%	23.5%	23.2%	22.3%
Depreciation and amortization as a % of sales	2.5%	2.5%	2.6%	2.6%

Components of Sales Growth	% Change Three Months Ended June 27, 2014 vs. Comparable 2013 Period	% Change Six Months Ended June 27, 2014 vs. Comparable 2013 Period
Existing businesses	3.5%	3.0%
Acquisitions	1.0%	1.0%
Currency exchange rates	1.0%	1.0%
Total	5.5%	5.0%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six month periods ended June 27, 2014, respectively, and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment’s motion businesses grew at a low-single digit rate during the three months ended June 27, 2014 and were essentially flat during the six month period, in each case as compared to the comparable period of 2013. Improving year-over-year demand in medical related end-markets and strong growth in high-growth markets was partially offset by continued soft year-over-year demand in the technology, defense and industrial automation related end-markets and the impact of exiting certain low-margin original equipment manufacturers product lines.
Sales from existing businesses in the segment’s product identification businesses grew at a low-single digit rate during both the three and six month periods ended June 27, 2014 as compared to the comparable periods of 2013. Continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions in most major end-markets was partially offset by continued lower year-over-year demand in consumer electronics related equipment.
Sales from existing businesses in the segment’s other businesses collectively grew at a high-single digit rate during both the three and six month periods ended June 27, 2014 as compared to the comparable periods of 2013, primarily due to continued strong demand in the segment's engine retarder business, and to a lesser extent, improving demand in the segment's sensors and controls businesses.
Operating profit margins increased 30 basis points during the three months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 45 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 15 basis points

Operating profit margins increased 90 basis points during the six months ended June 27, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 110 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 20 basis points

COST OF SALES AND GROSS PROFIT

($ in millions)	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$4,963.6	$4,737.5	$9,626.3	$9,182.2
Cost of sales	(2,343.4)	(2,242.0)	(4,553.2)	(4,361.0)
Gross profit	2,620.2	2,495.5	5,073.1	4,821.2
Gross profit margin	52.8%	52.7%	52.7%	52.5%

The year-over-year increase in gross profit margins during both the three and six month periods ended June 27, 2014 as compared to the comparable periods in 2013, is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with 2013 restructuring activities and continued productivity improvements.

OPERATING EXPENSES

($ in millions)	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$4,963.6	$4,737.5	$9,626.3	$9,182.2
Selling, general and administrative ("SG&A") expenses	1,394.5	1,339.7	2,745.1	2,638.1
Research and development ("R&D") expenses	336.4	312.2	649.8	608.6
SG&A as a % of sales	28.1%	28.3%	28.5%	28.7%
R&D as a % of sales	6.8%	6.6%	6.8%	6.6%

Selling, general and administrative expenses as a percentage of sales declined 20 basis points on a year-over-year basis for both the three and six month periods ended June 27, 2014 compared with the comparable periods of 2013. Incremental year-over-year increases in investments in sales and marketing growth initiatives were more than offset by increased leverage of the Company’s general and administrative cost base resulting from higher 2014 sales and incremental year-over-year cost savings associated with 2013 restructuring activities.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 20 basis points on a year-over-year basis during both the three and six months ended June 27, 2014 as compared to the comparable periods in 2013. Incremental year-over-year increases in investments in the Company's new product development initiatives were the primary contributors to this increase.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 5 of the Consolidated Condensed Financial Statements.
Interest expense of $33 million and $66 million for the three and six months ended June 27, 2014, respectively, was $6 million and $13 million lower than the comparable periods of 2013. The decrease in interest expense results primarily from the repayment of the €500 million principal amount of Eurobond notes due 2013 and the $300 million principal amount of floating rate senior notes due 2013 upon maturity in July and June 2013, respectively.

INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 27, 2014 was 23.0% and 23.4%, respectively, as compared to 23.5% and 24.3% for the three and six months ended June 28, 2013, respectively.
The Company's effective tax rate for 2014 and 2013 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three and six months ended June 27, 2014 includes tax benefits in foreign tax jurisdictions for release of valuation allowances and expiration of statutes of limitation, partially offset by audit settlements in various tax jurisdictions.
The Company conducts business globally and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany and the United Kingdom. The Company's ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the geographic dispersion of the Company's taxable income.
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

Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $205 million based on exchange rates as of June 27, 2014) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts through June 2014 totaling approximately DKK 825 million (approximately $150 million based on exchange rates as of June 27, 2014) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
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
The effective tax rate for the second half of 2014 is forecasted to be approximately 24.0% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six month periods ended June 27, 2014.

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
Following is an overview of the Company’s cash flows and liquidity for the six months ended June 27, 2014:
Overview of Cash Flows and Liquidity

	Six Months Ended
($ in millions)	June 27, 2014	June 28, 2013
Total operating cash flows	$1,502.9	$1,535.7

Cash paid for acquisitions	$(606.7)	$(322.6)
Payments for additions to property, plant and equipment	(278.6)	(252.5)
Proceeds from sale of investments	25.0	692.0
All other investing activities	11.2	(5.9)
Net cash (used in) provided by investing activities	$(849.1)	$111.0

Proceeds from the issuance of common stock	$60.9	$110.0
Payment of dividends	(87.4)	(17.3)
Net repayments of borrowings (maturities of 90 days or less)	(13.4)	(768.0)
Repayments of borrowings (maturities longer than 90 days)	(403.6)	(310.4)
Net cash used in financing activities	$(443.5)	$(985.7)

•
Operating cash flows decreased $33 million, or 2%, during the first half of 2014 as compared to the first half of 2013, due primarily to year-over-year changes in the amount and timing of collection of trade accounts receivable and payments of trade accounts payables. In addition, operating cash flows for the first half of 2013 benefited from $67 million of dividends received related to earnings of the Apex joint venture.

•
Cash paid for acquisitions constituted the most significant use of cash during the first half of 2014. The Company acquired fourteen businesses during the first half of 2014 for total consideration (net of cash acquired) of $607 million.

•
The Company repaid the $400 million principal amount of 1.3% senior notes due 2014 upon their maturity in June 2014. The Company also reduced outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by $13 million during the first half of 2014.

•	As of June 27, 2014, the Company held $3.3 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $1.5 billion for the first half of 2014, a decrease of $33 million, or 2%, as compared to the comparable period of 2013. The year-over-year change in operating cash flows from 2013 to 2014 was primarily attributable to the following factors:

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $269 million in operating cash flows during the first half of 2014, compared to $59 million used in the comparable period of 2013. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. The Company expects the impact of these operating factors to normalize in the balance of 2014.

•
The first half of 2013 operating cash flows included $67 million of dividends received related to earnings of the Apex joint venture, which was sold in 2013. These dividends increased the first half of 2013 operating cash flows but did not repeat in 2014 due to the sale.

•
2014 operating cash flows benefited from higher net earnings, excluding the impact of the gain on the sale of the Apex joint venture and other non-operating income, as compared to the comparable 2013 period. While the gain on the sale of Apex was included in 2013 earnings from continuing operations, the proceeds from this sale are shown in the investing activities section of the Statement of Cash Flows and therefore do not contribute to operating cash flows.

•
Net earnings for the first half of 2014 reflected an increase of $24 million of depreciation and amortization expense as compared to the comparable period of 2013. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $849 million during the first half of 2014 compared to $111 million of cash provided in the first half of 2013. For a discussion of the Company’s acquisitions during the first half of 2014 refer to “—Overview.” In the first half of 2013, the Company generated $692 million of cash from the sale of the Apex joint venture.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $26 million or 10% on a year-over-year basis for the first half of 2014 compared to 2013 due primarily to increases in equipment leased to customers. For full year 2014, the Company expects capital spending to approximate $650 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of dividends to shareholders. Financing activities used cash of $444 million during the first half of 2014 due primarily to the repayment of the $400 million principal amount of 1.3% senior notes due 2014 upon their maturity in June 2014.
For a description of the Company’s outstanding debt as of June 27, 2014, refer to Note 5 of the Consolidated Condensed Financial Statements. As of June 27, 2014, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of June 27, 2014, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately twelve days. There was no commercial paper outstanding under the Euro commercial paper program as of June 27, 2014. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. As of June 27, 2014, the Company has classified its borrowings outstanding under the commercial paper program as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of June 27, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or six month periods ended June 27, 2014.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of June 27, 2014, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
Aggregate cash payments for dividends during the first half of 2014 were $87 million. This is higher than in the comparable period of 2013, as the Company increased its quarterly dividend in the first quarter of 2014 and because the Company made no cash payments for dividends during the first quarter of 2013. The Company's Board had determined to accelerate the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012. In the second quarter of 2014, the Company declared a regular quarterly dividend of $0.10 per share payable on July 25, 2014 to holders of record on June 27, 2014.

Cash and Cash Requirements
As of June 27, 2014, the Company held $3.3 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.4%. Of this amount, $795 million was held within the United States and $2.5 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of June 27, 2014, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

CRITICAL ACCOUNTING POLICIES
There were no material changes during the three months ended June 27, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2013 Annual Report on Form 10-K. There were no material changes during the three months ended June 27, 2014 to this information reported in the Company’s 2013 Annual Report on Form 10-K.

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

ITEM 5. OTHER INFORMATION
On May 7, 2014, H. Lawrence Culp, Jr., Danaher’s President and Chief Executive Officer, entered into a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Exchange Act and Danaher’s policy with respect to the adoption of 10b5-1 plans. The plan is intended to allow a limited liability company of which the members are Mr. Culp and an entity controlled by Mr. Culp (the “LLC”) and which holds certain of Mr. Culp’s outstanding stock options, to exercise and sell, over an extended period of time on pre-arranged dates, options that are approaching their expiration dates.
Under the plan, the LLC may sell in the open market at prevailing prices on specified dates (subject to minimum price thresholds set forth in the plan) an aggregate of up to 507,000 shares to be acquired upon exercise of stock options that were granted to Mr. Culp in February 2006 and are scheduled to expire in February 2016. Any sales will be made during the period from July 2014 until the plan terminates in January 2015. The transactions under the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.
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
There were no material changes during the three months ended June 27, 2014 to the risk factors described in Danaher's 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or six month periods ended June 27, 2014.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of June 27, 2014, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the second quarter of 2014, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 90,232 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Transition Agreement by and between the Company and H. Lawrence Culp, Jr. dated April 16, 2014 *(3)

10.2	Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 7, 2014

10.3	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Restricted Stock Unit Agreement*

11.1	Computation of per-share earnings (4)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on April 16, 2014 (Commission File Number: 1-8089)

(4)	See Note 12, “Net Earnings Per Share”, to our Consolidated Condensed Financial Statements.

(5)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 27, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended June 27, 2014 and June 28, 2013, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 27, 2014 and June 28, 2013, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended June 27, 2014, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 27, 2014 and June 28, 2013, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	July 16, 2014	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 16, 2014	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer