Form 10-Q
period 2014-09-26
DANAHER CORP /DE/
filed 2014-10-16
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 10, 2014 was 702,691,595.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	September 26, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and equivalents	$4,025.3	$3,115.2
Trade accounts receivable, net	3,498.1	3,451.6
Inventories:
Finished goods	930.1	885.9
Work in process	304.4	287.0
Raw materials	639.5	610.6
Total inventories	1,874.0	1,783.5
Prepaid expenses and other current assets	592.1	763.4
Total current assets	9,989.5	9,113.7
Property, plant and equipment, net of accumulated depreciation of $2,519.0 and $2,299.5, respectively	2,161.6	2,211.3
Other assets	1,192.2	1,061.3
Goodwill	15,978.7	16,038.2
Other intangible assets, net	6,213.9	6,247.7
Total assets	$35,535.9	$34,672.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$71.4	$62.3
Trade accounts payable	1,684.0	1,778.2
Accrued expenses and other liabilities	2,715.7	2,686.9
Total current liabilities	4,471.1	4,527.4
Other long-term liabilities	4,290.0	4,256.7
Long-term debt	2,964.7	3,436.7
Stockholders’ Equity:
Common stock - $0.01 par value	7.9	7.9
Additional paid-in capital	4,380.9	4,157.6
Retained earnings	19,731.7	18,005.3
Accumulated other comprehensive income (loss)	(379.8)	214.5
Total Danaher stockholders’ equity	23,740.7	22,385.3
Non-controlling interests	69.4	66.1
Total stockholders’ equity	23,810.1	22,451.4
Total liabilities and stockholders’ equity	$35,535.9	$34,672.2

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$4,870.3	$4,669.1	$14,496.6	$13,851.3
Cost of sales	(2,304.6)	(2,244.4)	(6,857.8)	(6,605.4)
Gross profit	2,565.7	2,424.7	7,638.8	7,245.9
Operating costs:
Selling, general and administrative expenses	(1,371.6)	(1,303.2)	(4,116.7)	(3,941.3)
Research and development expenses	(328.3)	(309.1)	(978.1)	(917.7)
Operating profit	865.8	812.4	2,544.0	2,386.9
Non-operating income (expense):
Other income	38.2	—	57.4	229.8
Interest expense	(30.5)	(35.0)	(96.2)	(113.6)
Interest income	3.6	1.4	12.2	3.9
Earnings before income taxes	877.1	778.8	2,517.4	2,507.0
Income taxes	(196.5)	(181.8)	(580.7)	(601.3)
Net earnings	$680.6	$597.0	$1,936.7	$1,905.7
Net earnings per share:
Basic	$0.97	$0.86	$2.76	$2.74
Diluted	$0.95	$0.84	$2.71	$2.69
Average common stock and common equivalent shares outstanding:
Basic	702.6	697.7	701.3	695.0
Diluted	716.2	711.9	715.6	710.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net earnings	$680.6	$597.0	$1,936.7	$1,905.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(670.5)	288.2	(618.6)	(97.4)
Pension and post-retirement plan benefit adjustments	3.8	5.5	6.3	16.5
Unrealized (loss) gain on available-for-sale securities	(18.9)	59.7	18.0	114.9
Total other comprehensive income (loss), net of income taxes	(685.6)	353.4	(594.3)	34.0
Comprehensive income (loss)	$(5.0)	$950.4	$1,342.4	$1,939.7

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2013	785.7	$7.9	$4,157.6	$18,005.3	$214.5	$66.1
Net earnings for the period	—	—	—	1,936.7	—	—
Other comprehensive loss	—	—	—	—	(594.3)	—
Dividends declared	—	—	—	(210.3)	—	—
Common stock-based award activity	3.8	—	168.6	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $15.3	1.3	—	54.7	—	—	—
Change in non-controlling interests	—	—	—	—	—	3.3
Balance, September 26, 2014	790.8	$7.9	$4,380.9	$19,731.7	$(379.8)	$69.4

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net earnings	$1,936.7	$1,905.7
Non-cash items:
Depreciation	415.0	390.4
Amortization	285.7	271.3
Stock-based compensation expense	88.9	85.7
Dividends received related to earnings of unconsolidated joint venture	—	66.6
Pre-tax gain on sales of investments	(23.5)	(229.8)
Pre-tax gain on divestiture of a business	(33.9)	—
Change in trade accounts receivable, net	(97.7)	(5.4)
Change in inventories	(77.0)	(119.0)
Change in trade accounts payable	(62.9)	99.7
Change in prepaid expenses and other assets	104.0	157.3
Change in accrued expenses and other liabilities	(16.3)	(115.4)
Net cash provided by operating activities	2,519.0	2,507.1
Cash flows from investing activities:
Cash paid for acquisitions	(634.9)	(868.6)
Payments for additions to property, plant and equipment	(421.4)	(391.8)
Payments for purchases of investments	(80.0)	—
Proceeds from sales of investments	30.7	692.0
Proceeds from divestiture of a business	86.7	—
All other investing activities	20.7	(3.6)
Net cash used in investing activities	(998.2)	(572.0)
Cash flows from financing activities:
Proceeds from the issuance of common stock	75.0	148.7
Payment of dividends	(157.4)	(34.7)
Net repayments of borrowings (maturities of 90 days or less)	(11.3)	(768.0)
Repayments of borrowings (maturities longer than 90 days)	(404.9)	(966.9)
Net cash used in financing activities	(498.6)	(1,620.9)
Effect of exchange rate changes on cash and equivalents	(112.1)	2.7
Net change in cash and equivalents	910.1	316.9
Beginning balance of cash and equivalents	3,115.2	1,678.7
Ending balance of cash and equivalents	$4,025.3	$1,995.6
Supplemental disclosures:
Cash interest payments	$97.7	$127.3
Cash income tax payments	$380.7	$351.0
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 26, 2014 and December 31, 2013, and its results of operations for the three and nine months ended September 26, 2014 and September 27, 2013 and its cash flows for each of the nine month periods then ended.
Accumulated Other Comprehensive Income (Loss) - The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For- Sale Securities		Total
For the Three Months Ended September 26, 2014:
Balance, June 27, 2014	$465.1	$(364.2)		$204.9		$305.8
Other comprehensive income (loss) before reclassifications:
Decrease	(670.5)	—		(26.0)		(696.5)
Income tax benefit	—	—		9.8		9.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(670.5)	—		(16.2)		(686.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	6.0	(1)	(4.3)	(2)	1.7
Income tax (expense) benefit	—	(2.2)		1.6		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.8		(2.7)		1.1
Net current period other comprehensive income (loss), net of income taxes	(670.5)	3.8		(18.9)		(685.6)
Balance, September 26, 2014	$(205.4)	$(360.4)		$186.0		$(379.8)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 6 for additional details).
(2) Included in other income in the accompanying Consolidated Condensed Statement of Earnings (refer to Note 9 for additional details).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities		Total
For the Three Months Ended September 27, 2013:
Balance, June 28, 2013	$89.7	$(644.7)		$176.4		$(378.6)
Other comprehensive income (loss) before reclassifications:
Increase	288.2	—		95.4		383.6
Income tax expense	—	—		(35.7)		(35.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	288.2	—		59.7		347.9
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	8.4	(1)	—		8.4
Income tax expense	—	(2.9)		—		(2.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.5		—		5.5
Net current period other comprehensive income (loss), net of income taxes	288.2	5.5		59.7		353.4
Balance, September 27, 2013	$377.9	$(639.2)		$236.1		$(25.2)

For the Nine Months Ended September 26, 2014:
Balance, December 31, 2013	$413.2	$(366.7)		$168.0		$214.5
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(618.6)	(5.5)		52.3		(571.8)
Income tax benefit (expense)	—	1.1		(19.6)		(18.5)
Other comprehensive income (loss) before reclassifications, net of income taxes	(618.6)	(4.4)		32.7		(590.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	16.7	(1)	(23.5)	(2)	(6.8)
Income tax (expense) benefit	—	(6.0)		8.8		2.8
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	10.7		(14.7)		(4.0)
Net current period other comprehensive income (loss), net of income taxes	(618.6)	6.3		18.0		(594.3)
Balance, September 26, 2014	$(205.4)	$(360.4)		$186.0		$(379.8)

For the Nine Months Ended September 27, 2013:
Balance, December 31, 2012	$475.3	$(655.7)		$121.2		$(59.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(97.4)	—		183.8		86.4
Income tax expense	—	—		(68.9)		(68.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(97.4)	—		114.9		17.5
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	25.2	(1)	—		25.2
Income tax expense	—	(8.7)		—		(8.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	16.5		—		16.5
Net current period other comprehensive income (loss), net of income taxes	(97.4)	16.5		114.9		34.0
Balance, September 27, 2013	$377.9	$(639.2)		$236.1		$(25.2)

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. This standard was adopted by the Company on June 28, 2014, the beginning of the third quarter, and did not have a material impact on the Company's financial statements.

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
During the first nine months of 2014, the Company acquired fifteen businesses for total consideration of $635 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences & Diagnostics, Environmental, Dental and Test & Measurement segments. The aggregate annual sales of these fifteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $250 million. The Company preliminarily recorded an aggregate of $323 million of goodwill related to these acquisitions.
In September 2014, the Company and Nobel Biocare Holding AG ("Nobel Biocare") entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Nobel Biocare for CHF 17.10 per share (to be followed if necessary by a second step cash-out merger at the offer price), for an aggregate purchase price of approximately CHF 2.0 billion (approximately $2.1 billion based on exchange rates as of September 26, 2014) including debt assumed and net of cash acquired. The offer is subject to customary conditions, including tender of 67% of the outstanding shares into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Nobel Biocare. The Company expects to complete the offer in the fourth quarter of 2014 or first quarter of 2015.

Headquartered in Zurich, Switzerland, Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions which include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and would become part of the Company's Dental segment. As of October 15, 2014, the Company owned approximately 17 million shares, or 14%, of Nobel Biocare.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 26, 2014 ($ in millions):

Trade accounts receivable	$43.3
Inventories	56.1
Property, plant and equipment	14.9
Goodwill	323.1
Other intangible assets, primarily customer relationships, trade names and technology	285.6
In-process research and development	61.0
Trade accounts payable	(14.6)
Other assets and liabilities, net	(130.8)
Assumed debt	(3.7)
Net cash consideration	$634.9

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

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$4,872.1	$4,747.1	$14,594.3	$14,180.2
Net earnings	680.0	594.0	1,933.2	1,899.4
Diluted net earnings per share	0.95	0.84	2.71	2.68

NOTE 3. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2013	$16,038.2
Attributable to 2014 acquisitions	323.1
Attributable to 2014 divestitures (See Note 9)	(37.3)
Foreign currency translation & other	(345.3)
Balance, September 26, 2014	$15,978.7

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 26, 2014	December 31, 2013
Test & Measurement	$3,279.4	$3,266.9
Environmental	1,976.2	1,851.4
Life Sciences & Diagnostics	6,211.0	6,304.8
Dental	2,180.3	2,196.6
Industrial Technologies	2,331.8	2,418.5
	$15,978.7	$16,038.2

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 26, 2014:
Assets:
Available-for-sale securities	$486.9	—	—	$486.9
Liabilities:
Deferred compensation plans	—	$74.2	—	74.2
December 31, 2013:
Assets:
Available-for-sale securities	$385.2	—	—	$385.2
Liabilities:
Deferred compensation plans	—	$70.1	—	70.1

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

On April 2, 2014, the Company terminated the Japanese Yen/U.S. dollar currency swap agreement that had been acquired in connection with a prior acquisition. The fair value of the currency swap as of the termination date was not significant and the fair value had not changed significantly during 2014. For the three months ended September 27, 2013, changes in the fair value of the currency swap were insignificant. During the nine months ended September 27, 2013, the Company recorded pre-tax income of $11 million related to changes in the fair value of this currency swap. The currency swap did not qualify for hedge accounting, and as a result, changes in the fair value are reflected in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings each reporting period.

Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	September 26, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$486.9	$486.9	$385.2	$385.2
Liabilities:
Short-term borrowings	71.4	71.4	62.3	62.3
Long-term borrowings	2,964.7	3,351.3	3,436.7	3,877.6

As of September 26, 2014 and December 31, 2013, available-for-sale securities and short and long-term borrowings were categorized as Level 1.

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

NOTE 5. FINANCING
As of September 26, 2014, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	September 26, 2014	December 31, 2013
Commercial paper	$450.0	$450.0
1.3% senior notes due 2014	—	400.0
2.3% senior notes due 2016	500.0	500.0
5.625% senior notes due 2018	500.0	500.0
5.4% senior notes due 2019	750.0	750.0
3.9% senior notes due 2021	600.0	600.0
Zero-coupon LYONs due 2021	117.4	154.1
Other	118.7	144.9
Subtotal	3,036.1	3,499.0
Less currently payable	71.4	62.3
Long-term debt	$2,964.7	$3,436.7

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K.

The Company repaid the $400 million principal amount of 1.3% senior notes due 2014 upon maturity in June 2014.
During the nine months ended September 26, 2014, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 1.3 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $15 million was transferred to additional paid-in capital as a result of the conversions.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of September 26, 2014, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately thirteen days. There was no commercial paper outstanding under the Euro commercial paper program as of September 26, 2014. As of September 26, 2014, the Company has classified its borrowings outstanding under the commercial paper program as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of September 26, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 6. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Service cost	$1.5	$1.4	$4.5	$4.2
Interest cost	26.4	25.0	79.4	72.4
Expected return on plan assets	(32.1)	(31.2)	(96.7)	(94.0)
Amortization of actuarial loss	4.6	8.6	13.8	22.6
Net periodic pension cost	$0.4	$3.8	$1.0	$5.2

Non-U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Service cost	$7.7	$6.7	$23.7	$19.9
Interest cost	11.6	10.4	35.1	31.2
Expected return on plan assets	(10.5)	(8.4)	(31.6)	(25.5)
Amortization of actuarial loss	1.7	1.9	5.2	5.9
Amortization of prior service credit	—	(0.1)	—	(0.3)
Settlement losses recognized	—	—	—	0.6
Net periodic pension cost	$10.5	$10.5	$32.4	$31.8

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Service cost	$0.2	$0.3	$0.8	$1.1
Interest cost	2.6	2.0	6.8	6.0
Amortization of prior service credit	(1.0)	(1.7)	(3.0)	(5.0)
Amortization of actuarial loss	0.7	0.2	0.7	1.0
Net periodic benefit cost	$2.5	$0.8	$5.3	$3.1

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

NOTE 7. INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 26, 2014 was 22.4% and 23.1%, respectively, as compared to 23.3% and 24.0% for the three and nine months ended September 27, 2013, respectively.
The Company's effective tax rate for 2014 and 2013 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended September 26, 2014 includes a benefit of $8 million ($0.01 per diluted share) related to tax benefits in foreign tax jurisdictions attributable to the release of valuation allowances and expiration of statutes of limitation, partially offset by changes in estimates related to reserves associated with prior period uncertain tax positions and audit settlements in various tax jurisdictions.
Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $195 million based on exchange rates as of September 26, 2014) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts through September 2014 totaling approximately DKK 840 million (approximately $145 million based on exchange rates as of September 26, 2014) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
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

NOTE 8. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or nine months ended September 26, 2014.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of September 26, 2014, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form

10-K. As of September 26, 2014, approximately 25 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.

The following summarizes the assumptions used in the Black-Scholes Merton option pricing model ("Black-Scholes") to value options granted during the nine months ended September 26, 2014:

Risk-free interest rate	1.68% - 2.38%
Weighted average volatility	22.2%
Dividend yield	0.5%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
RSUs:
Pre-tax compensation expense	$21.2	$17.6	$55.0	$49.9
Income tax benefit	(6.4)	(5.2)	(16.0)	(15.0)
RSU expense, net of income taxes	$14.8	$12.4	$39.0	$34.9
Stock options:
Pre-tax compensation expense	$12.7	$12.0	$33.9	$35.8
Income tax benefit	(3.9)	(3.7)	(10.2)	(11.0)
Stock option expense, net of income taxes	$8.8	$8.3	$23.7	$24.8
Total stock-based compensation:
Pre-tax compensation expense	$33.9	$29.6	$88.9	$85.7
Income tax benefit	(10.3)	(8.9)	(26.2)	(26.0)
Total stock-based compensation expense, net of income taxes	$23.6	$20.7	$62.7	$59.7

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 26, 2014, $174 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately three years. As of September 26, 2014, $143 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Both amounts will be adjusted for any future changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	25.0	$42.93
Granted	3.6	77.08
Exercised	(2.4)	34.70
Cancelled/forfeited	(0.4)	58.56
Outstanding as of September 26, 2014	25.8	$48.14	6	$720.1
Vested and Expected to Vest as of September 26, 2014 (1)	24.4	$47.19	6	$706.1
Vested as of September 26, 2014	14.1	$37.03	4	$547.2

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 26, 2014. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the nine months ended September 26, 2014 and September 27, 2013 was $95 million and $136 million, respectively. Exercise of options during the first nine months of 2014 and 2013 resulted in cash receipts of $79 million and $134 million, respectively. The Company realized a tax benefit of $8 million and $29 million in the three and nine months ended September 26, 2014 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSUs activity (in millions, except grant-date fair value):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2013	5.2	$51.04
Granted	1.5	76.49
Vested	(1.4)	42.08
Forfeited	(0.3)	57.46
Unvested as of September 26, 2014	5.0	$61.11
The Company realized a tax benefit of $13 million and $34 million in the three and nine months ended September 26, 2014, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first nine months of 2014, 541 thousand shares with an aggregate value of $41 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 9. OTHER INCOME
For the three and nine months ended September 26, 2014, the Company received $6 million and $31 million, respectively, of cash proceeds from the sale of marketable equity securities. The Company recorded a pre-tax gain related to these sales of $4 million ($3 million after-tax) and $24 million ($15 million after-tax or $0.02 per diluted share) for the three and nine month periods, respectively.
In August 2014, the Company completed the divestiture of its electric vehicle systems ("EVS")/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in 2013 and 2012. Operating results of the product line were not significant to segment or overall Company reported results. The Company recorded a pre-tax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line. In accordance with ASU No. 2014-08, which the Company adopted at the beginning of the third quarter of 2014, the divestiture of the EVS/hybrid product line has not been classified as a discontinued operation in this Form 10-Q since the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.

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
Substantially all restructuring activities initiated in 2013 were completed by December 31, 2013 and the Company expects substantially all cash payments associated with remaining termination benefits to be paid during 2014. As of September 26, 2014, restructuring charges of $17 million related to restructuring activities initiated in 2013 were included in accrued expenses and other liabilities in the accompanying Consolidated Condensed Balance Sheet.

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

Balance, December 31, 2013	$141.2
Accruals for warranties issued during the period	102.1
Settlements made	(104.2)
Additions due to acquisitions	1.1
Effect of foreign currency translation	(2.6)
Balance, September 26, 2014	$137.6

NOTE 12. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and nine months ended September 26, 2014, approximately 3 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three months ended September 27, 2013. For the nine months ended September 27, 2013, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended September 26, 2014:
Basic EPS	$680.6	702.6	$0.97
Adjustment for interest on convertible debentures	0.9	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.8
Incremental shares from assumed conversion of the convertible debentures	—	4.8
Diluted EPS	$681.5	716.2	$0.95

For the Three Months Ended September 27, 2013:
Basic EPS	$597.0	697.7	$0.86
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.6
Incremental shares from assumed conversion of the convertible debentures	—	5.6
Diluted EPS	$597.6	711.9	$0.84

For the Nine Months Ended September 26, 2014:
Basic EPS	$1,936.7	701.3	$2.76
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.2
Incremental shares from assumed conversion of the convertible debentures	—	5.1
Diluted EPS	$1,939.3	715.6	$2.71

For the Nine Months Ended September 27, 2013:
Basic EPS	$1,905.7	695.0	$2.74
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	6.6
Diluted EPS	$1,908.3	710.1	$2.69

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There has been no material change in total assets or liabilities by segment since December 31, 2013. Segment results are shown below ($ in millions):

	Three Months Ended		Nine Months Ended
Sales:	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Test & Measurement	$821.0	$808.6	$2,548.5	$2,519.0
Environmental	914.1	828.7	2,558.8	2,380.8
Life Sciences & Diagnostics	1,741.2	1,675.1	5,190.8	4,916.8
Dental	528.4	510.2	1,566.2	1,504.7
Industrial Technologies	865.6	846.5	2,632.3	2,530.0
Total	$4,870.3	$4,669.1	$14,496.6	$13,851.3

Operating Profit:
Test & Measurement	$143.8	$155.0	$494.3	$520.7
Environmental	186.2	171.6	515.6	485.6
Life Sciences & Diagnostics	272.8	246.8	775.2	686.8
Dental	91.2	82.2	244.6	223.9
Industrial Technologies	210.1	191.7	619.3	566.7
Other	(38.3)	(34.9)	(105.0)	(96.8)
Total	$865.8	$812.4	$2,544.0	$2,386.9

NOTE 14. SUBSEQUENT EVENT
On October 13, 2014, Danaher announced a definitive agreement with NetScout Systems, Inc. (“NetScout") to combine Danaher's Communications business with NetScout. The Communications business, which is reported as a component of Danaher’s Test & Measurement segment, had sales for the year ended December 31, 2013 of approximately $836 million, on a carved out basis. The transaction will be structured as a distribution of the Communications business to Danaher shareholders in either a spin-off or a split-off transaction, followed by a merger with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. If Danaher elects a spin-off, all Danaher shareholders will participate pro-rata. If Danaher elects a split-off, Danaher will conduct an exchange offer pursuant to which its shareholders will elect whether to exchange Danaher shares for shares of the Communications business. Danaher will determine which approach it will take prior to closing the transaction and no decision has been made at this time. The transaction remains subject to approval by NetScout’s shareholders and the satisfaction of customary closing conditions, including regulatory approvals and the absence of a material adverse change with respect to each of the Communications business and NetScout. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 60% of the shares of NetScout stock outstanding following the combination. The transaction is expected to be completed in 2015.

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2013 and Notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three and nine months ended September 26, 2014 included in this Report.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission ("SEC"), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures or other dispositions, strategic transactions, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

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

•
We are pursuing a plan to distribute ownership of our Communications business to Danaher shareholders and merge the business into a subsidiary of NetScout in a tax-free transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

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

Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the third quarter of 2014 as compared to the comparable period of 2013 resulting in aggregate year-over-year sales growth from existing businesses of 3.0%.  In addition, the Company's continued investments in sales growth initiatives and other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the third quarter of 2014 were led primarily by the high-growth markets.  Sales from existing businesses in high-growth markets grew at a high-single digit rate in the third quarter of 2014 as compared to the comparable period of 2013 and sales from high-growth markets represented approximately 27% of the Company's total sales in the third quarter of 2014.  Sales from existing businesses in developed markets grew at a low-single digit rate in the third quarter of 2014 as compared to the comparable period of 2013 due primarily to growth in North America and Europe. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties and monetary and fiscal policies of certain countries where we do business.  While individual business results will vary, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during the fourth quarter of 2014 at a level in line with the growth levels experienced in the first nine months of 2014.
Consistent with the Company's approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, the Company plans to implement certain cost reductions in the second half of 2014. The plan, which is expected to be substantially completed by December 31, 2014, is expected to result in pre-tax charges of approximately $125 million, the majority of which are expected to be incurred in the fourth quarter of 2014. The charges, substantially all of which are expected to result in cash expenditure, are expected to include both employee-related costs as well as facility and other termination and exit costs.
Acquisitions & Divestitures
During the first nine months of 2014, the Company acquired fifteen businesses for total consideration of $635 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences & Diagnostics, Environmental, Dental and Test & Measurement segments. The aggregate annual sales of these fifteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $250 million.
In September 2014, the Company and Nobel Biocare entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Nobel Biocare for CHF 17.10 per share (to be followed if necessary by a second step cash-out merger at the offer price), for an aggregate purchase price of approximately CHF 2.0 billion (approximately $2.1 billion based on exchange rates as of September 26, 2014) including debt assumed and net of cash acquired. The offer is subject to customary conditions, including tender of 67% of the outstanding shares into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Nobel Biocare. The Company expects to complete the offer in the fourth quarter of 2014 or first quarter of 2015.
Headquartered in Zurich, Switzerland, Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions which include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and would become part of the Company's Dental segment. The Company anticipates financing the acquisition of Nobel Biocare from available cash. As of October 15, 2014, the Company owned approximately 17 million shares, or 14%, of Nobel Biocare.
In August 2014, the Company completed the divestiture of its EVS/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in 2013 and 2012. Operating results of the product line were not significant to segment or overall Company reported results. The Company recorded a pre-tax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line.
For a description of Danaher’s plan to distribute ownership of its Communications business to Danaher shareholders and merge the business into a subsidiary of NetScout in a tax-free transaction, please see “Results of Operations - Test & Measurement.”

Sale of Investments
For the three and nine months ended September 26, 2014, the Company received $6 million and $31 million, respectively, of cash proceeds from the sale of marketable equity securities. The Company recorded a pre-tax gain related to these sales of $4 million ($3 million after-tax) and $24 million ($15 million after-tax or $0.02 per diluted share) for the three and nine month periods, respectively. The Company has continued to sell and plans to liquidate its position in a marketable equity security in the fourth quarter of 2014. Based on existing market prices, the Company expects to record a gain related to the sale of these securities of approximately $0.07 per diluted share in the fourth quarter of 2014.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales for the three months ended September 26, 2014 by approximately 0.5%, primarily due to the U.S. dollar being stronger against most major currencies, and had a negligible impact on reported sales for the nine months then ended, as compared to exchange rate levels during the comparable period of 2013. If the currency exchange rates in effect as of September 26, 2014 were to prevail throughout the remainder of 2014, currency exchange rates would reduce the Company’s estimated full-year 2014 sales by approximately 0.5% on a year-over-year basis. Any strengthening of the U.S. dollar against other major currencies would adversely impact the Company's sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended September 26, 2014 increased 4.5% compared to the three months ended September 27, 2013. Sales from existing businesses contributed 3.0% growth, and sales from acquired businesses contributed 2.0% growth on a year-over-year basis. Currency translation decreased reported sales by 0.5% on a year-over-year basis.
Consolidated sales for the nine months ended September 26, 2014 increased 4.5% compared to the nine months ended September 27, 2013. Sales from existing businesses contributed 3.0% growth, and sales from acquired businesses contributed 1.5% growth on a year-over-year basis. Currency translation had a negligible impact on reported sales on a year-over-year basis.
In this report, references to sales from existing businesses refers to sales calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to certain divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. References to sales volume refer to the impact of both price and unit sales.
Operating profit margins were 17.8% for the three months ended September 26, 2014 as compared to 17.4% in the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.
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

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses net of the positive effect of the business disposition in the third quarter of 2014 - 30 basis points

Operating profit margins were 17.5% for the nine months ended September 26, 2014 as compared to 17.2% in the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.
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

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses net of the positive effect of the business disposition in the third quarter of 2014 - 40 basis points
Business Segments
The following table summarizes sales by business segment for each of the periods indicated ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Test & Measurement	$821.0	$808.6	$2,548.5	$2,519.0
Environmental	914.1	828.7	2,558.8	2,380.8
Life Sciences & Diagnostics	1,741.2	1,675.1	5,190.8	4,916.8
Dental	528.4	510.2	1,566.2	1,504.7
Industrial Technologies	865.6	846.5	2,632.3	2,530.0
Total	$4,870.3	$4,669.1	$14,496.6	$13,851.3

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
Test & Measurement Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$821.0	$808.6	$2,548.5	$2,519.0
Operating profit	143.8	155.0	494.3	520.7
Depreciation and amortization	32.8	33.9	99.9	101.2
Operating profit as a % of sales	17.5%	19.2%	19.4%	20.7%
Depreciation and amortization as a % of sales	4.0%	4.2%	3.9%	4.0%

Components of Sales Growth	% Change Three Months Ended September 26, 2014 vs. Comparable 2013 Period	% Change Nine Months Ended September 26, 2014 vs. Comparable 2013 Period
Existing businesses	(1.0)%	(0.5)%
Acquisitions	2.5%	1.5%
Currency exchange rates	—%	—%
Total	1.5%	1.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended September 26, 2014 and are reflected as a component of the change in sales from existing businesses. On an overall basis, sales from existing businesses in the segment’s instruments, mobile tool and wheel service businesses grew during both the three and nine months ended September 26, 2014 but this growth was more than offset by sales declines in the segment's communications businesses in both periods.
Sales from existing businesses in the segment's instruments businesses grew at a low-single digit rate during both the three and nine months ended September 26, 2014, as compared to the comparable periods of 2013, with increased year-over-year sales of electrical and calibration products, primarily due to strong sales of new product offerings. For the three and nine months ended September 26, 2014, increased demand in North America, China, and Western Europe was partially offset by decreased demand in the Middle East region and Japan.
Sales from existing businesses in the segment's communications businesses declined at a mid-teens rate during the three months and at a high-single digit rate during the nine months ended September 26, 2014, as compared to the comparable periods of 2013. For the three and nine months ended September 26, 2014, the network security product line experienced year-over-year growth across most major geographies with particular strength in North America in the three month period. This growth was more than offset by continued lower demand for network management solutions due to delays in wireless carrier spending primarily in North America. The Company expects year-over-year sales growth from existing businesses in the segment's communications businesses to remain negative for the remainder of 2014 and into 2015.
On October 13, 2014, Danaher announced a definitive agreement with NetScout to combine Danaher's Communications business with NetScout. The Communications business had sales for the year ended December 31, 2013 of approximately $836 million, on a carved out basis. The transaction will be structured as a distribution of the Communications business to Danaher shareholders in either a spin-off or a split-off transaction, followed by a merger with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. If Danaher elects a spin-off, all Danaher shareholders will participate pro-rata. If Danaher elects a split-off, Danaher will conduct an exchange offer pursuant to which its shareholders will elect whether to exchange Danaher shares for shares of the Communications business. Danaher will determine which approach it will take prior to closing the transaction and no decision has been made at this time. The transaction remains subject to approval by NetScout’s shareholders and the satisfaction of customary closing conditions, including regulatory approvals and the absence of a material adverse change with respect to each of the Communications business and NetScout. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 60% of the shares of NetScout stock outstanding following the combination. The transaction is expected to be completed in 2015.
Operating profit margins declined 170 basis points during the three months ended September 26, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower sales volumes from existing businesses particularly with respect to high margin communications sales as well as incremental year-over-year costs associated with various new product development, sales and marketing growth investments, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 - 115 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 55 basis points
Operating profit margins declined 130 basis points during the nine months ended September 26, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower sales volumes from existing businesses particularly with respect to high margin communications sales as well as incremental year-over-year costs associated with various new product development, sales and marketing growth investments, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 - 45 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 85 basis points

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
Environmental Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$914.1	$828.7	$2,558.8	$2,380.8
Operating profit	186.2	171.6	515.6	485.6
Depreciation and amortization	25.0	17.3	66.0	44.0
Operating profit as a % of sales	20.4%	20.7%	20.2%	20.4%
Depreciation and amortization as a % of sales	2.7%	2.1%	2.6%	1.8%

Components of Sales Growth	% Change Three Months Ended September 26, 2014 vs. Comparable 2013 Period	% Change Nine Months Ended September 26, 2014 vs. Comparable 2013 Period
Existing businesses	5.0%	4.0%
Acquisitions	5.5%	3.5%
Currency exchange rates	—%	—%
Total	10.5%	7.5%

Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine month periods ended September 26, 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality businesses grew at a mid-single digit rate during both the three and nine months ended September 26, 2014 as compared to the comparable periods of 2013. Sales growth in the analytical instrumentation product line was led primarily by continued strong sales of consumables and related service in North America and China. Increased demand in Western Europe and Latin America also contributed to year-over-year sales growth during both periods. Sales in the business' chemical treatment solutions product line grew on a year-over-year basis for both the three and nine month periods due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Year-over-year sales in the business' ultraviolet water disinfection product line declined during both the three and nine month periods ended September 26, 2014 due to continued weak demand in municipal end markets, primarily in North America, Western Europe and China.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a mid-single digit rate during both the three and nine month periods ended September 26, 2014 as compared to the comparable periods of 2013. Demand for the business' dispenser systems was particularly strong in North America and China during the three months ended September 26, 2014. Continued strong demand for point-of-sale systems, service and vapor recovery products in most major geographies also contributed to year-over-year sales growth during both the three and nine month periods.

Operating profit margins declined 30 basis points during the three months ended September 26, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 85 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 115 basis points
Operating profit margins declined 20 basis points during the nine months ended September 26, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

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
Life Sciences & Diagnostics Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$1,741.2	$1,675.1	$5,190.8	$4,916.8
Operating profit	272.8	246.8	775.2	686.8
Depreciation and amortization	138.3	129.6	400.3	382.7
Operating profit as a % of sales	15.7%	14.7%	14.9%	14.0%
Depreciation and amortization as a % of sales	7.9%	7.7%	7.7%	7.8%

Components of Sales Growth	% Change Three Months Ended September 26, 2014 vs. Comparable 2013 Period	% Change Nine Months Ended September 26, 2014 vs. Comparable 2013 Period
Existing businesses	3.0%	4.0%
Acquisitions	1.5%	1.5%
Currency exchange rates	(0.5)%	—%
Total	4.0%	5.5%

Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended September 26, 2014 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during both the three and nine month periods ended September 26, 2014 as compared to the comparable periods of 2013, primarily due to strong demand in the acute care and clinical businesses. Demand in the clinical business increased in both periods on a year over-year-basis led by continuing strong demand in China partially offset by slight year-over-year declines in demand in Europe. Continued strong global consumable sales in both periods related to the installed base of acute care instruments drove the majority of the year-over-year sales growth in the acute care diagnostic business, led by China and other high-growth markets. Increased demand for advanced staining systems and consumables drove the majority of the year-over-year sales growth in the pathology diagnostics business during the nine months ended September 26, 2014. Soft year-over-year demand for core histology instruments, primarily in Europe, during the three and nine month periods then ended partially offset this growth. Geographically, sales growth for the pathology diagnostics business was strong in China and other high-growth markets in both the three and nine month periods.
Sales from existing businesses in the segment's life sciences businesses grew at a low-single digit rate for the three month period ended September 26, 2014 against a strong comparable period in the prior year and grew at a mid-single digit rate for the nine months then ended as compared to the comparable period of 2013, due primarily to continued strong demand for the business' recently introduced products. Geographically, sales grew in the United States and Europe but declined in China. The Company expects the weakness in China to continue in the fourth quarter of 2014. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis in both periods led by strong sales growth in the applied markets in North America and Europe and the academic research markets in North America. Sales of confocal and stereo microscopy products increased on a year-over-year basis in both periods due to strong demand in Europe and North America. However, soft demand for the business' compound microscopy products in most major geographies during the three months ended September 26, 2014 partially offset this growth. Year-over-year demand for the business' cellular analysis and sample preparation product lines declined during the three months ended September 26, 2014, primarily due to continued delays in government and academic funding in China and Japan. Increased year-over-year sales of the business' particle counting product line in both the three and nine month periods partially offset this reduced demand.
Operating profit margins increased 100 basis points during the three months ended September 26, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 120 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 20 basis points
Operating profit margins increased 90 basis points during the nine months ended September 26, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

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

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses - 25 basis points

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

Dental Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$528.4	$510.2	$1,566.2	$1,504.7
Operating profit	91.2	82.2	244.6	223.9
Depreciation and amortization	20.5	20.8	61.5	62.6
Operating profit as a % of sales	17.2%	16.1%	15.6%	14.9%
Depreciation and amortization as a % of sales	3.9%	4.1%	3.9%	4.2%

Components of Sales Growth	% Change Three Months Ended September 26, 2014 vs. Comparable 2013 Period	% Change Nine Months Ended September 26, 2014 vs. Comparable 2013 Period
Existing businesses	2.0%	3.5%
Acquisitions	2.0%	0.5%
Currency exchange rates	(0.5)%	—%
Total	3.5%	4.0%

Year-over-year price increases in the segment contributed 1.0% and 0.5% to sales growth on a year-over-year basis during the three and nine month periods ended September 26, 2014, respectively, and are reflected as a component of the change in sales from existing businesses.
During the three months ended September 26, 2014, sales from existing businesses grew on a year-over-year basis as a result of increased demand for imaging products, instruments, handpieces and implant products, while general consumables and orthodontic products were essentially flat. Geographically, sales growth in the quarter was driven by strong demand in the high-growth markets, specifically China and the Middle East region, offset by declines in Japan following that country's April 1, 2014 value added tax rate increase as well as slight declines in demand in North America. During the nine month period sales from existing businesses grew on a year-over-year basis in all major product categories and across all major geographies.
In September 2014, the Company and Nobel Biocare entered into a definitive agreement pursuant to which the Company is making a cash tender offer to acquire all of the outstanding shares of common stock of Nobel Biocare for CHF 17.10 per share (to be followed if necessary by a second step cash-out merger at the offer price). (See Note 2 to the Consolidated Condensed Financial Statements for additional information.) Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions which include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and would become part of the Company's Dental segment. The offer is subject to customary conditions, including tender of 67% of the outstanding shares into the offer, receipt of applicable regulatory approvals and the absence of a material adverse change with respect to Nobel Biocare. The Company expects to complete the offer in the fourth quarter of 2014 or the first quarter in 2015. The Company expects the acquisition of Nobel Biocare to expand the product portfolio of the Dental segment, adding new and complementary product and service offerings. The Company also expects to realize significant cost synergies through the application of the Danaher Business System to Nobel Biocare and the combined purchasing power of the companies. As of October 15, 2014, the Company owned approximately 17 million shares, or 14%, of Nobel Biocare.
Operating profit margins increased 110 basis points during the three months ended September 26, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 100 basis points

•	The incremental net accretive effect in 2014 of acquired businesses - 10 basis points

Operating profit margins increased 70 basis points during the nine months ended September 26, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 65 basis points

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
Industrial Technologies Selected Financial Data ($ in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$865.6	$846.5	$2,632.3	$2,530.0
Operating profit	210.1	191.7	619.3	566.7
Depreciation and amortization	22.2	22.0	67.4	65.7
Operating profit as a % of sales	24.3%	22.6%	23.5%	22.4%
Depreciation and amortization as a % of sales	2.6%	2.6%	2.6%	2.6%

Components of Sales Growth	% Change Three Months Ended September 26, 2014 vs. Comparable 2013 Period	% Change Nine Months Ended September 26, 2014 vs. Comparable 2013 Period
Existing businesses	4.5%	3.5%
Acquisitions (divestitures), net	(2.5)%	—%
Currency exchange rates	—%	0.5%
Total	2.0%	4.0%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine month periods ended September 26, 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s motion businesses grew at a low-single digit rate during the three months ended September 26, 2014 and were essentially flat during the nine month period, in each case as compared to the comparable period of 2013. Strong growth in high-growth markets and improved year-over-year demand in medical related end-markets during both periods was partially offset by declines in demand in the technology, defense and industrial automation related end-markets in North America and Europe and exiting certain low-margin original equipment manufacturer product lines which impacted the first half of 2014. Increased year-over-year demand for industrial automation products in China also contributed to sales growth during the three months ended September 26, 2014. During the three months ended September 26, 2014, the Company sold its EVS/hybrid business. The impact of this divestiture is reflected in "Acquisitions (divestitures), net" in the Components of Sales Growth table above as the disposition was not deemed a discontinued operation for financial reporting purposes. See Note 9 to the Consolidated Condensed Financial Statements for additional information related to this transaction.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate and a low-single digit rate during the three and nine month periods ended September 26, 2014, respectively, as compared to the comparable period of 2013. Continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions was partially offset by continued lower year-over-year demand in consumer electronics related equipment. Geographically, year-over-year sales growth was strong in both periods in most major geographies.

Sales from existing businesses in the segment’s other businesses collectively grew at a high-single digit rate during both the three and nine month periods ended September 26, 2014 as compared to the comparable period of 2013, primarily due to strong demand in the segment's engine retarder business, and to a lesser extent, continued improving demand in the segment's sensors and controls businesses.
Operating profit margins increased 170 basis points during the three months ended September 26, 2014 as compared to the comparable period of 2013. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 145 basis points

•	The incremental net accretive effect in 2014 of the business disposition in the third quarter of 2014 - 25 basis points

Operating profit margins increased 110 basis points during the nine months ended September 26, 2014 as compared to the comparable period of 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 120 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2014 of acquired businesses net of the positive effect of the business disposition in the third quarter of 2014 - 10 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$4,870.3	$4,669.1	$14,496.6	$13,851.3
Cost of sales	(2,304.6)	(2,244.4)	(6,857.8)	(6,605.4)
Gross profit	2,565.7	2,424.7	7,638.8	7,245.9
Gross profit margin	52.7%	51.9%	52.7%	52.3%

The year-over-year increase in gross profit margins during both the three and nine month periods ended September 26, 2014 as compared to the comparable periods in 2013, is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with 2013 restructuring activities and continued productivity improvements.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$4,870.3	$4,669.1	$14,496.6	$13,851.3
Selling, general and administrative ("SG&A") expenses	1,371.6	1,303.2	4,116.7	3,941.3
Research and development ("R&D") expenses	328.3	309.1	978.1	917.7
SG&A as a % of sales	28.2%	27.9%	28.4%	28.5%
R&D as a % of sales	6.7%	6.6%	6.7%	6.6%

Selling, general and administrative expenses as a percentage of sales increased 30 basis points on a year-over-year basis for the three month period ended September 26, 2014 and declined 10 basis points during the nine month period then ended, compared with the comparable period of 2013. During the three month period, continued investments in sales and marketing growth initiatives and higher corporate expenses were partially offset by increased leverage of the Company’s general and administrative cost base resulting from higher 2014 sales and incremental year-over-year cost savings associated with 2013 restructuring activities. The year-over-year decrease for the nine month period reflects the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2014 sales and incremental year-over-year cost savings associated with 2013 restructuring activities. Incremental year-over-year investments in the Company's sales and marketing growth initiatives partially offset these benefits during the nine month period.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 10 basis points on a year-over-year basis during both the three and nine months ended September 26, 2014 as compared to the comparable periods in 2013. Incremental year-over-year increases in investments in the Company's new product development initiatives were the primary contributors to this increase.

OTHER INCOME
For the three and nine months ended September 26, 2014, the Company received $6 million and $31 million, respectively, of cash proceeds from the sale of marketable equity securities. The Company recorded a pre-tax gain related to these sales of $4 million ($3 million after-tax) and $24 million ($15 million after-tax or $0.02 per diluted share) for the three and nine month periods, respectively. The Company has continued to sell and plans to liquidate its position in a marketable equity security in the fourth quarter of 2014. Based on existing market prices, the Company expects to record a gain related to the sale of these securities of approximately $0.07 per diluted share in the fourth quarter of 2014.
In August 2014, the Company completed the divestiture of its EVS/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in 2013 and 2012. Operating results of the product line were not significant to segment or overall Company reported results. The Company recorded a pre-tax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line.
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
Interest expense of $31 million and $96 million for the three and nine months ended September 26, 2014, respectively, was $4 million and $17 million lower than the comparable periods of 2013. The decrease in interest expense for the three months ended September 26, 2014 results primarily from the repayment of the $400 million principal amount of 1.3% senior notes due 2014 (the "2014 Notes") upon maturity in June 2014. The decrease in interest expense for the nine months ended September 26, 2014 results primarily from the repayment of the 2014 Notes upon maturity in June 2014 in addition to the repayment of €500 million principal amount of Eurobond notes due 2013 and the $300 million principal amount of floating rate senior notes due 2013 upon maturity in July and June 2013, respectively.

INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 26, 2014 was 22.4% and 23.1%, respectively, as compared to 23.3% and 24.0% for the three and nine months ended September 27, 2013, respectively.
The Company's effective tax rate for 2014 and 2013 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three months ended September 26, 2014 includes a benefit of $8 million ($0.01 per diluted share) related to tax benefits in foreign tax jurisdictions attributable to the release of valuation allowances and expiration of statutes of limitation, partially offset by changes in estimates related to reserves associated with prior period uncertain tax positions and audit settlements in various tax jurisdictions.
The Company conducts business globally and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany and the United Kingdom. The Company's ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the geographic dispersion of the Company's taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining the federal income tax returns for 2010 and 2011. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2013.
Tax authorities in Denmark and Germany have raised significant issues related to the deductibility and taxability of interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.1 billion (approximately $195 million based on exchange rates as of September 26, 2014) imposing withholding tax and interest thereon relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts through September 2014 totaling approximately DKK 840 million (approximately $145 million based on exchange rates as of September 26, 2014) as well as future interest on the disputed withholding tax for subsequent periods prior to such a determination. Discussions with the German tax authorities are ongoing and final assessments have not been issued.
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
The effective tax rate for the last quarter of 2014 is forecasted to be approximately 23.5% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME

For the three and nine months ended September 26, 2014, comprehensive income decreased by $955 million and $597 million, respectively, as compared to the comparable period of 2013, primarily due to the impact of foreign currency translation adjustments resulting from the strengthening of the U.S. dollar vs. most major currencies during the third quarter of 2014.  For the three and nine months ended September 26, 2014, the Company recorded a foreign currency translation loss of $671 million and $619 million, respectively, compared to a translation gain of $288 million and a translation loss of $97 million for the three and nine months ended September 27, 2013, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and nine month periods ended September 26, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions (including the pending tender offer to acquire Nobel Biocare), paying interest and servicing debt and managing its capital structure on a short and long-term basis.
Following is an overview of the Company’s cash flows and liquidity for the nine months ended September 26, 2014:
Overview of Cash Flows and Liquidity

	Nine Months Ended
($ in millions)	September 26, 2014	September 27, 2013
Total operating cash flows	$2,519.0	$2,507.1

Cash paid for acquisitions	$(634.9)	$(868.6)
Payments for additions to property, plant and equipment	(421.4)	(391.8)
Payments for purchases of investments	(80.0)	—
Proceeds from sale of investments	30.7	692.0
Proceeds from divestiture of a business	86.7	—
All other investing activities	20.7	(3.6)
Net cash used in investing activities	$(998.2)	$(572.0)

Proceeds from the issuance of common stock	$75.0	$148.7
Payment of dividends	(157.4)	(34.7)
Net repayments of borrowings (maturities of 90 days or less)	(11.3)	(768.0)
Repayments of borrowings (maturities longer than 90 days)	(404.9)	(966.9)
Net cash used in financing activities	$(498.6)	$(1,620.9)

•
Operating cash flows increased $12 million during the first nine months of 2014 as compared to the first nine months of 2013. Cash flow increases generated from higher net earnings as well as higher non-cash charges for depreciation and amortization and lower pre-tax gains on sales of investments were largely offset by increased investments in trade accounts receivable and inventories and reduced trade accounts payables. In addition, operating cash flows for the first nine months of 2013 benefited from $67 million of dividends received related to earnings of the Apex joint venture.

•
Cash paid for acquisitions constituted the most significant use of cash during the first nine months of 2014. The Company acquired fifteen businesses during the first nine months of 2014 for total consideration (net of cash acquired) of $635 million.

•	In August 2014, the Company completed the divestiture of its EVS/hybrid business for a sale price of $87 million in cash.

•
The Company repaid the $400 million principal amount of 1.3% senior notes due 2014 upon their maturity in June 2014. The Company also reduced outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by $11 million during the first nine months of 2014.

•	As of September 26, 2014, the Company held $4.0 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows were $2.5 billion for the first nine months of 2014, an increase of $12 million as compared to the comparable period of 2013. The year-over-year change in operating cash flows from 2013 to 2014 was primarily attributable to the following factors:

•
2014 operating cash flows benefited from higher net earnings as compared to the comparable 2013 period excluding the impact of the gain on the sale of the Apex joint venture in 2013 and the gains included in other non-operating income in 2014. While these gains are included in earnings, the proceeds from these sales are shown in the investing activities section of the Statement of Cash Flows and therefore do not contribute to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $238 million in operating cash flows during the first nine months of 2014, compared to $25 million used in the comparable period of 2013. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
Net earnings for the first nine months of 2014 reflected an increase of $39 million of depreciation and amortization expense as compared to the comparable period of 2013. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The first nine months of 2013 operating cash flows included $67 million of dividends received related to earnings of the Apex joint venture, which was sold in 2013. These dividends increased the first nine months of 2013 operating cash flows but did not repeat in 2014 due to the sale.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $998 million during the first nine months of 2014 compared to $572 million of cash used in the first nine months of 2013. For a discussion of the Company’s acquisitions, divestitures and sale of investments during the first nine months of 2014 refer to “—Overview.” In the first nine months of 2013, the Company generated $692 million of cash from the sale of the Apex joint venture.

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $30 million or 8% on a year-over-year basis for the first nine months of 2014 compared to 2013 due primarily to increases in equipment leased to customers. For full year 2014, the Company expects capital spending to approximate $650 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of cash dividends to shareholders. Financing activities used cash of $499 million during the first nine months of 2014 due primarily to the repayment of the 2014 Notes upon their maturity in June 2014.
For a description of the Company’s outstanding debt as of September 26, 2014, refer to Note 5 of the Consolidated Condensed Financial Statements. As of September 26, 2014, the Company was in compliance with all of its debt covenants.

The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of September 26, 2014, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately thirteen days. There was no commercial paper outstanding under the Euro commercial paper program as of September 26, 2014. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. As of September 26, 2014, the Company has classified its borrowings outstanding under the commercial paper program as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of September 26, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or nine month periods ended September 26, 2014.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of September 26, 2014, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
Aggregate cash payments for dividends during the first nine months of 2014 were $157 million. This is higher than in the comparable period of 2013, as the Company increased its quarterly dividend rate in the first quarter of 2014 and because the Company made no cash payments for dividends during the first quarter of 2013. The Company's Board accelerated the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012. In the third quarter of 2014, the Company declared a regular quarterly dividend of $0.10 per share payable on October 31, 2014 to holders of record on September 26, 2014.
Cash and Cash Requirements
As of September 26, 2014, the Company held $4.0 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.4%. Of this amount, $1.1 billion was held within the United States and $2.9 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of September 26, 2014, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

CRITICAL ACCOUNTING POLICIES
There were no material changes during the three months ended September 26, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2013 Annual Report on Form 10-K. There were no material changes during the three months ended September 26, 2014 to this information reported in the Company’s 2013 Annual Report on Form 10-K.

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
There were no material changes during the three months ended September 26, 2014 to the risk factors described in Danaher's 2013 Annual Report on Form 10-K, except for the additional risk factor set forth below:

We are pursuing a plan to distribute ownership of our Communications business to Danaher shareholders and merge the business into a subsidiary of NetScout in a tax-free transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

On October 13, 2014, Danaher announced plans to distribute ownership of its Communications business to Danaher shareholders in either a spin-off or split-off transaction and signed a definitive agreement to merge the business into a subsidiary of NetScout.  Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares.  Unanticipated developments, including delays in obtaining or satisfying (or failure to obtain or satisfy) tax rulings, regulatory approvals, NetScout shareholder approval and other conditions to closing, and challenges in establishing infrastructure or processes, could delay or prevent the proposed transaction or cause the proposed transaction to occur on terms or conditions that are less favorable and/or different than expected.  Even if the transaction is completed, some or all of the anticipated value and benefits therefrom may not be achieved.  Expenses incurred to accomplish the proposed transaction may be significantly higher than what we currently anticipate.  Executing the proposed transaction also requires significant time and attention from management, which could distract them from other tasks in operating our business.  Following the proposed separation and merger, the combined value of the common stock of Danaher and the shares of common stock of NetScout issued as consideration for our Communications business may not be equal to or greater than what the value of our common stock would have been had the proposed transaction not occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or nine month periods ended September 26, 2014.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of September 26, 2014, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the third quarter of 2014, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 1,154,699 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*

10.2	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.3	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*

10.4	Amended and Restated Danaher Corporation 1998 Stock Option Plan*

10.5	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014* (3)

11.1	Computation of per-share earnings (4)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

(4)	See Note 12, “Net Earnings Per Share”, to our Consolidated Condensed Financial Statements.

(5)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 26, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended September 26, 2014 and September 27, 2013, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 26, 2014 and September 27, 2013, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended September 26, 2014, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 26, 2014 and September 27, 2013, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	October 15, 2014	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	October 15, 2014	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer