Form 10-K
period 2014-12-31
DANAHER CORP /DE/
filed 2015-02-25
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
As of February 9, 2015, the number of shares of Registrant’s common stock outstanding was 705,777,722. The aggregate market value of common stock held by non-affiliates of the Registrant on June 27, 2014 was $48.2 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.
EXHIBIT INDEX APPEARS ON PAGE 106
 ____________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end. With the exception of the sections of the 2015 Proxy Statement specifically incorporated herein by reference, the 2015 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission ("SEC"), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
To further these objectives we also acquire businesses that either strategically fit within our existing business portfolio or expand our portfolio into a new and attractive business area. Given the rapid pace of technological development and the specialized expertise typical of our served markets, acquisitions also provide us access to important new technologies and domain expertise. We believe there are many acquisition opportunities available within our targeted markets. The extent to which we consummate and effectively integrate appropriate acquisitions will affect our overall growth and operating results.

We also continually assess the strategic fit of our existing businesses and may dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.
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
2014 sales by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s customer is made) were: North America, 45% (including 43% in the United States); Europe, 27%; Asia/Australia, 20% and all other regions, 8%. For additional information regarding sales by geography, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.
Reportable Segments
The table below describes the percentage of our total annual revenues attributable to each of our five segments over each of the last three years ended December 31, 2014. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.

	2014	2013	2012
Test & Measurement	17%	18%	19%
Environmental	18%	17%	17%
Life Sciences & Diagnostics	36%	36%	35%
Dental	11%	11%	11%
Industrial Technologies	18%	18%	18%

TEST & MEASUREMENT
Our Test & Measurement segment offerings help customers design cutting-edge innovations, keep their businesses up and running and safeguard their network operations. Our instruments business offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development, as well as for installation, service and maintenance of electrical, industrial, electronic and calibration applications. Our communications business is a leading provider of products and solutions used in the design, deployment, monitoring and security of traditional, virtualized, mobile and cloud-based networks operated by communications service providers, hosting service providers, enterprises and government agencies worldwide. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and deploy network equipment; and service providers who implement, maintain and manage communications networks and services. 2014 sales for this segment by geographic destination were: North America, 55%; Europe, 18%; Asia/Australia, 20% and all other regions, 7%.
We established our Test & Measurement business in 1998 through the acquisition of Fluke Corporation, and have expanded the business through numerous subsequent acquisitions, including the acquisition of Tektronix in 2007 and Keithley Instruments in 2010. Our Test & Measurement segment consists of the following lines of business.
Instruments

•
General purpose test instruments. Our instruments business offers general purpose test products and video test, measurement and monitoring products used in electronic design, manufacturing and advanced technology development.

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

•
Professional test tools. Our instruments business also designs, manufactures, and markets a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These test products measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial maintenance professionals.

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
Communications
Our communications business designs, manufactures, markets, licenses, sells and supports innovative hardware and software solutions that help our customers deploy, manage and secure their communication network technologies and services. Communications networks include telecommunication and other service provider networks as well as enterprise networks. Our solutions collect and analyze massive volumes of voice, video and data traffic that traverse communication networks. Our product offerings include the following: telecommunications network monitoring systems for performance management and troubleshooting; cyber security detection and mitigation systems for service provider and enterprise networks; portable enterprise network analysis and optimization tools; network packet brokering tools; enterprise network performance management systems; and geolocation systems for mobile telecommunications networks. Businesses in multiple industry verticals (including wireless and fixed-line communications service providers, hosting service providers, enterprises and governmental agencies) use our solutions to reduce operating expenses and improve the performance and availability of their communications networks. Typical users of the business’ products include engineers, installers, operators, and technicians of advanced communications networks.
Products in this business are marketed under the AIRMAGNET, ARBOR NETWORKS, FLUKE NETWORKS, TEKTRONIX COMMUNICATIONS and VSS MONITORING brands. Key competitive factors in our communications business vary among our product and service lines, but include product scalability and performance, technology and product availability, price, quality, delivery speed, service and support, innovation, distribution network and brand name recognition. Sales in the communications business are generally made through our direct sales organization and to a lesser extent through independent distributors and resellers located in principal market areas.
In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. (“NetScout") to combine the majority of Danaher's Test & Measurement segment's communications business with NetScout (Danaher will retain the data communications cable installation business and the communication service provider (field and test tool systems) business of Fluke Networks and these will become part of the Test & Measurement segment’s instruments business following the closing of the transaction). The transaction will be structured as a distribution of the communications business to Danaher shareholders in either a spin-off transaction, a split-off transaction, or a combination split-off and spin-off, followed by a merger of the communications business with a subsidiary of NetScout. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

ENVIRONMENTAL
Our Environmental segment products and services help protect the global water supply, facilitate environmental stewardship, enhance the safety of personal data and improve business efficiencies. 2014 sales for this segment by geographic destination were: North America, 49%; Europe, 24%; Asia/Australia, 15% and all other regions, 12%. Our Environmental segment consists of the following lines of business.
Water Quality
Danaher’s water quality business provides instrumentation and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground and ocean water in residential, commercial, industrial and natural resource applications. We entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004, ChemTreat, Inc. in 2007 and Aguasin in 2014. Our water quality business designs, manufactures and markets:

•
a wide range of analytical instruments, software and related consumables and services that detect and measure chemical, physical, and microbiological parameters in ultra-pure, potable, waste, ground and ocean water;

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

Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants and industrial process water and wastewater treatment facilities, third party testing laboratories and environmental field operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, product performance and ease of use, the comprehensiveness of the supplier’s product offering, after-sales service and support and the other factors described under “—Competition.” Our water quality business provides products under a variety of brands, including CHEMTREAT, HACH, HACH/LANGE, MCCROMETER and TROJAN TECHNOLOGIES. Manufacturing facilities are located in North America, Europe, Asia and Latin America. Sales are made through our direct sales personnel, independent representatives and independent distributors.
Retail/Commercial Petroleum
Danaher’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management. We have served the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001, Gilbarco in 2002, the petroleum dispenser business of Larsen & Toubro in 2010 and ANGI Energy Systems in 2014. Our retail/commercial petroleum business designs, manufactures and markets:

•	environmental monitoring and leak detection systems;

•	vapor recovery equipment;

•	fuel dispensers for petroleum and compressed natural gas ("CNG");

•	point-of-sale and secure electronic payment technologies for retail petroleum stations;

•	submersible turbine pumps; and

•	remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support.
Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets.

We entered the vehicle tracking and fleet management market through our acquisitions of Navman Wireless in 2012 and Teletrac in 2013. Navman Wireless and Teletrac are leading global providers of vehicle tracking and fleet management hardware and software solutions that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle safety, compliance, operating efficiency and productivity. Typical users of these solutions span a variety of industries and include businesses and other organizations that manage vehicle fleets.
Customers in this line of business choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “—Competition.” We market the products in this line of business under a variety of brands, including ANGI, GILBARCO, GILBARCO AUTOTANK, NAVMAN WIRELESS, TELETRAC and VEEDER-ROOT. Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.
LIFE SCIENCES & DIAGNOSTICS
Our diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians' offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Our life sciences business offers a broad range of research tools that scientists use to study cells and cell components in order to understand the causes of disease, identify new therapies and test new drugs and vaccines. 2014 sales for this segment by geographic destination were: North America, 37%; Europe, 29%; Asia/Australia, 27% and all other regions, 7%.
Diagnostics
We established our diagnostics business in 2004 through the acquisition of Radiometer. We have expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014 and the clinical microbiology business of Siemens Healthcare Diagnostics in 2015. The diagnostics business consists of our clinical laboratory (or clinical lab), acute care and pathology diagnostics businesses.
Our clinical lab business is a leading manufacturer and marketer of biomedical testing instrument systems, tests and supplies that are used to evaluate and analyze samples made up of body fluids, cells and other substances. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physicians' office settings. The business offers the following products:

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

•
our microbiology systems are used for the identification of bacteria and antibiotic susceptibility testing (ID/AST) from human clinical samples, to detect and quantify bacteria related to microbial infections in urine, blood, and other body fluids, and to detect infections such as urinary tract infections, pneumonia and wound infections. Our technology enables direct testing of clinical isolates to ensure reliable detection of resistance to antibiotics.

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
Our pathology diagnostics business is a leading histology company in the anatomical pathology market, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. Our pathology diagnostics products include minimally invasive, vacuum-assisted breast biopsy instruments; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; chemical and immuno-staining instruments, reagents, antibodies and consumables; slide coverslipping and slide/cassette marking instruments; and imaging instrumentation including slide scanners, microscopes, cameras and software solutions to store, share and analyze pathology images digitally. Typical users of these products include pathologists, lab managers and researchers.
Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” Our diagnostics business generally markets its products under the APERIO, BECKMAN COULTER, HEMOCUE, IRIS, LEICA BIOSYSTEMS, MAMMATOME, RADIOMETER and SURGIPATH brands. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers primarily through direct sales personnel and to a lesser extent through independent distributors.
Life Sciences
We established our life sciences business in 2005 through the acquisition of Leica Microsystems, and have expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010 and Beckman Coulter in 2011. The life sciences business consists of the following businesses.
Our microscopy business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of and enhance the user’s visualization and analysis of microscopic structures. Our microscopy products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes; and

•	specimen preparation products for electron microscopy.
Typical users of these products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters.
Our mass spectrometry business is a leading global provider of high-end mass spectrometers. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. Our products utilize various combinations of quadrupole, time-of-flight and ion trap technologies, and are typically used in conjunction with a liquid chromatography instrument. Our mass spectrometer systems are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. To support our installations around the world, we provide implementation, validation, training, maintenance and support from our global services network. Typical users of our mass spectrometry products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians. We also provide high-performance bioanalytical measurement systems, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.
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
Customers in the life sciences industry select products based on a number of factors, including product quality and reliability, innovation (particularly productivity and sensitivity improvements), the product’s capacity to enhance productivity, product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” Our life sciences business generally markets its products under the AB SCIEX, BECKMAN COULTER, LEICA MICROSYSTEMS and MOLECULAR DEVICES brands. Manufacturing facilities are located in Europe, Australia, Asia and North America. The business sells to customers primarily through direct sales personnel and to a lesser extent through independent distributors.
DENTAL
Our Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We are a leading worldwide provider of a broad range of dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. 2014 sales for this segment by geographic destination were: North America, 51%; Europe, 32%; Asia/Australia, 11% and all other regions, 6%.
We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006, PaloDEx Group Oy in 2009 and Nobel Biocare in 2014. Today, our dental businesses develop, manufacture and market the following dental consumables and dental equipment:

•	implant systems and dental prosthetics;

•	orthodontic bracket systems and lab products;

•	endodontic systems and related consumables;

•	restorative materials and instruments including rotary burrs, impression materials, bonding agents and cements;

•	infection prevention products;

•	digital imaging systems and software and other visualization and magnification systems;

•	air and electric handpieces and associated consumables; and

•	treatment units.
Typical customers and users of these products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, as well as educational, medical and governmental entities. Dental professionals choose dental products based on a number of factors including product performance, the product’s capacity to enhance productivity and the other factors described under “—Competition.” Our dental products are marketed primarily under the DEXIS, GENDEX, iCAT, IMPLANT DIRECT, INSTRUMENTARIUM DENTAL, KAVO, KERR, NOBEL BIOCARE, ORMCO, PELTON & CRANE, PENTRON, SOREDEX, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America, South America and Asia. Sales are primarily made through independent distributors and, to a lesser extent, through direct sales personnel.
INDUSTRIAL TECHNOLOGIES
Our Industrial Technologies solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. Our product identification business develops and manufactures equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. Our automation business provides mechanical and electromechanical motion control solutions for the automation market. 2014 sales for this segment by geographic destination were: North America, 45%; Europe, 30%; Asia/Australia, 17% and all other regions, 8%. Our Industrial Technologies segment consists of the following lines of business.

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
Automation
We entered the automation control industry through the acquisition of Pacific Scientific Company in 1998, and subsequently expanded our product and geographic breadth with the acquisitions of American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000 and Thomson Industries in 2002, among others. Our automation businesses provide a wide range of electromechanical motion control products including:

•	standard and custom motors;

•	drives;

•	controls; and

•	mechanical components (such as ball screws, linear bearings, clutches/brakes, and linear actuators).
These products are sold in various precision motion markets such as the markets for packaging equipment, medical equipment, robotics and circuit board assembly equipment. Customers are typically systems integrators who use our products in production and packaging lines and original equipment manufacturers ("OEMs") that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the comprehensiveness of the supplier’s product offering, the geographic coverage offered by the supplier and the other factors described under “—Competition.” Our automation products are marketed under a variety of brands, including DYNAPAR, HENGSTLER, KOLLMORGEN, PORTESCAP and THOMSON. Manufacturing facilities are located in North America, Europe, Asia and Latin America. Sales are generally made through our direct sales personnel and independent distributors.
Other Businesses
Our sensors & controls products include instruments that monitor, sense and control discrete manufacturing variables such as temperature, position, quantity, level, flow and time. Users of these products span a wide variety of manufacturing markets. Certain businesses included in this group also make and sell instruments, controls and monitoring systems used by the electric utility industry to monitor their transmission and distribution systems. These products are marketed under a variety of brands, including GEMS SENSORS, IRIS POWER, QUALITROL, SERVERON, SETRA and WEST. Sales are generally made through our direct sales personnel and independent distributors.
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
Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2014 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Backlog
The following sets forth the unfulfilled orders attributable to each of our five segments as of December 31 ($ in millions):

	2014	2013
Test & Measurement	$560	$560
Environmental	643	585
Life Sciences & Diagnostics	447	452
Dental	68	58
Industrial Technologies	638	600
Total	$2,356	$2,255

We expect that a large majority of the unfilled orders as of December 31, 2014 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
As of December 31, 2014, we employed approximately 71,000 persons, of whom approximately 29,000 were employed in the United States and approximately 42,000 were employed outside of the United States. Of our United States employees, approximately 1,400 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”
Research and Development
The following sets forth our research and development expenditures over each of the last three years ended December 31, by segment and in the aggregate ($ in millions):

	2014	2013	2012
Test & Measurement	$371	$362	$335
Environmental	183	167	155
Life Sciences & Diagnostics	507	476	418
Dental	82	75	76
Industrial Technologies	171	170	154
Total	$1,314	$1,250	$1,138

We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company generally conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2014, 2013 or 2012.

Government Contracts
Although the substantial majority of our revenue in 2014 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Regulatory Matters
We face extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of our products, software and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of the risks related to the regulations that our businesses are subject to, please refer to “Item 1A. Risk Factors.”
Environmental Laws and Regulations
For a discussion of the environmental laws and regulations that our operations, products and services are subject to and other environmental contingencies, please refer to Note 16 in the Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to “Item 1A. Risk Factors.”
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

•
Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, 510(k)-non-exempted product in the United States. For some of our products, this authorization is obtained by submitting a 510(k) pre-market notification, which generally provides data on the performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Other of our products must go through a formal pre-market approval process which includes the review of non-clinical laboratory studies and clinical investigations, as well as an inspection by the FDA prior to market approval.

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

In the European Union, a single regulatory approval process exists, and conformity with such approval process is represented by the CE mark. To obtain a CE mark, medical devices must meet minimum standards of performance, safety, and quality (known as the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. An organization accredited by an EU Member State to certify whether a product meets the essential requirements, also known as a notified body, assesses the quality management systems of the device’s manufacturer and the device’s conformity to the essential and other requirements within the medical device directive or in vitro diagnostic directive. Our medical device companies are also subject to inspection by notified bodies for compliance. The competent authorities of the EU countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner.
A number of other countries, including Australia, Brazil, Canada, China and Japan, have also adopted or are in the process of adopting regulations and standards for medical devices sold in those countries.
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

In addition, certain of our products utilize radioactive material, and we are subject to federal, state, local and non-U.S. regulations governing the management, storage, handling and disposal of these materials. For a discussion of risks related to our regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, please refer to “Item 1A. Risk Factors.”
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
International Operations
Our products and services are available worldwide, and our principal markets outside the United States are in Europe and Asia. We also have operations around the world, and this geographic diversity allows us to draw on the skills of a worldwide workforce, provides greater stability to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers us an opportunity to access new markets for products. In addition, we believe that our future growth depends in part on our ability to continue developing products and sales models that successfully target emerging markets (also referred to in this Report as “high-growth markets”). The Company defines high-growth markets as developing markets of the world experiencing rapid growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia).
The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for the year ended December 31, by segment and in the aggregate, based on geographic destination:

	2014	2013	2012
Test & Measurement	48%	47%	48%
Environmental	54%	57%	55%
Life Sciences & Diagnostics	65%	65%	64%
Dental	54%	53%	54%
Industrial Technologies	57%	57%	56%
Total percentage of revenue derived from customers outside of the United States	57%	58%	57%

The table below describes long-lived assets located outside the United States as of December 31, as a percentage of total long-lived assets, by segment and in the aggregate (including assets held for sale):

	2014	2013	2012
Test & Measurement	18%	20%	19%
Environmental	37%	38%	39%
Life Sciences & Diagnostics	45%	48%	45%
Dental	46%	33%	34%
Industrial Technologies	34%	37%	38%
Total percentage of long-lived assets located outside of the United States	39%	39%	37%

For additional information related to revenues and long-lived assets by country, please refer to Note 19 to the Consolidated Financial Statements and for information regarding deferred taxes by geography, please refer to Note 12 to the Consolidated Financial Statements.
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
Major Customers
No customer accounted for more than 10% of consolidated sales in 2014, 2013 or 2012.

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
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges that affect the global economy adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products (in this Item 1A, references to products also includes software) and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

•	increasing price competition in our served markets;

•	supply interruptions, which could disrupt our ability to produce our products;

•	increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets; and

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
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don't benefit the markets we serve, our business and financial statements could be adversely affected.
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented multiple, significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
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
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes or uncertainty over third-party reimbursement.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, though we rely on our suppliers to adhere to our supplier standards of conduct, material violations of such standards of conduct could occur that could have a material effect on our financial statements.
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

•	we could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.

•	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, joint venture or strategic relationship.

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
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute the Company's earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.

We are pursuing a plan to distribute ownership of our communications business to Danaher shareholders and merge the business into a subsidiary of NetScout in a tax-free transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
Danaher has announced plans to distribute ownership of its communications business to Danaher shareholders in either a spin-off transaction, a split-off transaction, or a combination split-off and spin-off and merge the business into a subsidiary of NetScout. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. Unanticipated developments, including delays in obtaining or satisfying (or failure to obtain or satisfy) tax rulings, regulatory approvals, NetScout shareholder approval and other conditions to closing, and challenges in establishing infrastructure or processes, could delay or prevent the proposed transaction or cause the proposed transaction to occur on terms or conditions that are less favorable and/or different than expected. On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice. The effect of the second request is to extend the waiting period imposed by the Hart–Scott–Rodino Antitrust Improvements Act until 30 days after both NetScout and Danaher have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the U.S. Department of Justice. Even if the transaction is completed, some or all of the anticipated value and benefits therefrom may not be achieved. Expenses incurred to accomplish the proposed transaction may be significantly higher than what we currently anticipate. Executing the proposed transaction also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed separation and merger, the combined value of the common stock of Danaher and the shares of common stock of NetScout issued as consideration for our communications business may not be equal to or greater than what the value of Danaher’s common stock would have been had the proposed transaction not occurred.

Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials (or the manufacture and sale of products containing such materials). We cannot guarantee that we will be able to obtain regulatory clearance or approvals (such as 510(k) clearance) for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Failure to obtain such regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the healthcare industry and the privacy and security of health information, including the federal regulations described in “Item 1 - Business - Regulatory Matters.” Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations. For more information regarding regulations we are subject to please see “Item 1 - Business - Regulatory Matters.”
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
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in other countries and other potential healthcare reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
the PPACA imposes a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States as well as reporting and disclosure requirements on medical device manufacturers.

•
governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services.

These changes as well as other impacts from market demand, government regulations, third party coverage and reimbursement policies and societal pressures have increased our tax liabilities and may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services and increase our compliance and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our financial statements.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 16 to the Consolidated Financial Statements. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2014 will have a material effect on our financial statements.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.
In addition to the environmental, health, safety, healthcare, medical device, anticorruption and other regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:

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

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage to our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements. For additional information regarding these risks, please refer to “Item 1. Business - Regulatory Matters.”
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2014, the net carrying value of our goodwill and other intangible assets totaled approximately $24.3 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar (such as the strengthening that has taken place in recent periods) increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business' functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Please see the MD&A for a discussion of the factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in the MD&A and the Company's financial statements. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. In addition, any significant change to the tax system in the U.S. or in other jurisdictions, including changes in the taxation of international income, could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2014 will have a material effect on our financial statements.
If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our competitive position and financial statements.
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
Manufacturing or design defects or "bugs" in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, death, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.
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
As of December 31, 2014, we had approximately $3.5 billion in outstanding indebtedness. In addition, based on the availability under our credit facilities as of December 31, 2014, we had the ability to incur an additional $1.7 billion of indebtedness in direct borrowings or under our outstanding commercial paper facilities. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.
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

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers (including freight carriers) for reasons of quality assurance, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, or the adoption of new regulations which our products and services are not positioned to address, could adversely affect demand. In addition, regulatory deadlines may result in substantially different levels of demand for our products and services from period to period.
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
In 2014, approximately 57% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•
changes in a country's or region's political or economic conditions, such as the recent devaluation of the Russian ruble, the effects of the international sanctions that have recently been imposed upon Russia and the elimination of the Swiss Franc’s cap against the Euro;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and growth.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and financial statements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Washington, D.C. in a facility that we lease. As of December 31, 2014, we had facilities in over 50 countries, including approximately 273 significant manufacturing and distribution facilities. 139 of these facilities are located in the United States in over 25 states and 134 are located outside the United States in over 30 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, South America and Australia. These facilities cover approximately 25 million square feet, of which approximately 14 million square feet are owned and approximately 11 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Test & Measurement, 42;

•	Environmental, 45;

•	Life Sciences & Diagnostics, 83;

•	Dental, 44; and

•	Industrial Technologies, 59.
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

ITEM 3. LEGAL PROCEEDINGS
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 9, 2015. All of our executive officers hold office at the pleasure of our Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	63	Chairman of the Board	1984
Mitchell P. Rales	58	Chairman of the Executive Committee	1984
Thomas P. Joyce, Jr.	54	Chief Executive Officer and President	2002
Daniel L. Comas	51	Executive Vice President and Chief Financial Officer	1996
Mark A. Beck	49	Executive Vice President	2014
William K. Daniel II	50	Executive Vice President	2006
James A. Lico	49	Executive Vice President	2002
James H. Ditkoff	68	Senior Vice President – Finance and Tax	1991
Jonathan P. Graham	54	Senior Vice President – General Counsel	2006
William H. King	47	Senior Vice President – Strategic Development	2005
Angela S. Lalor	49	Senior Vice President – Human Resources	2012
Robert S. Lutz	57	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	48	Senior Vice President – Corporate Development	2004

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

Thomas P. Joyce, Jr. has served on Danaher’s Board of Directors and as Danaher’s President and Chief Executive Officer since September 2014 after serving as Executive Vice President from 2006 to April 2014 and as Executive Vice President - CEO Designate from April 2014 to September 2014.
Daniel L. Comas has served as Executive Vice President and Chief Financial Officer since 2005.

Mark A. Beck has served as Executive Vice President since joining Danaher in April 2014. Prior to joining Danaher, Mr. Beck served for eighteen years at Corning, Inc., a manufacturer of specialty glass, ceramics and related materials, in functions including business development, manufacturing strategy, marketing and general management, including most recently as Executive Vice President, Environmental Technologies and Life Sciences from January 2010 to March 2014.
William K. Daniel II has served as Executive Vice President since 2008.
James A. Lico has served as Executive Vice President since 2005.
James H. Ditkoff has served as Senior Vice President - Finance and Tax since 2002.
Jonathan P. Graham has served as Senior Vice President - General Counsel since 2006.
William H. King has served as Senior Vice President - Strategic Development since May 2014 after serving as Vice President - Strategic Development from 2005 until May 2014.
Angela S. Lalor has served as Senior Vice President - Human Resources since joining Danaher in April 2012. Prior to joining Danaher, Ms. Lalor served for twenty-two years in a series of progressively more responsible positions in the human resources department of 3M Company, a global manufacturing company, including most recently as Senior Vice President, Human Resources.
Robert S. Lutz has served as Senior Vice President - Chief Accounting Officer since February 2010.
Daniel A. Raskas has served as Senior Vice President - Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 9, 2015, there were approximately 3,184 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends declared per share, in each case for the periods described below, were as follows:

	2014				2013
	High	Low	Dividends Per Share		High	Low	Dividends Per Share
First quarter	$78.80	$71.89	$0.100	(1)	$62.90	$56.17	$0.025
Second quarter	$81.14	$71.75	$0.100		$64.80	$57.61	$0.025
Third quarter	$80.00	$73.02	$0.100		$70.94	$63.16	$0.025
Fourth quarter	$87.49	$70.12	$0.100		$77.39	$66.83	$0.025

(1) The Company increased its quarterly dividend rate in the first quarter of 2014 to $0.10 per share.

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.
Issuer Purchases of Equity Securities
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2014. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2014, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2014, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 251,305 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.
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

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2014		2013		2012		2011		2010
Sales	$19,913.8		$19,118.0		$18,260.4		$16,090.5		$12,550.0
Operating profit	3,431.3		3,274.9		3,165.1		2,617.2		2,049.6
Net earnings from continuing operations	2,598.4	(a)	2,695.0	(b)	2,299.3		1,935.3		1,718.2	(e)
Earnings from discontinued operations, net of income taxes	—		—		92.9	(c)	237.0	(d)	74.8
Net earnings	2,598.4	(a)	2,695.0	(b)	2,392.2	(c)	2,172.3	(d)	1,793.0	(e)
Net earnings per share from continuing operations:
Basic	$3.70	(a)	$3.87	(b)	$3.32		$2.86		$2.63	(e)
Diluted	3.63	(a)	3.80	(b)	3.23		2.77		2.53	(e)
Net earnings per share from discontinued operations:
Basic	$—		$—		$0.13	(c)	$0.35	(d)	$0.11
Diluted	—		—		0.13	(c)	0.34	(d)	0.11
Net earnings per share:
Basic	$3.70	(a)	$3.87	(b)	$3.45	(c)	$3.21	(d)	$2.74	(e)
Diluted	3.63	(a)	3.80	(b)	3.36	(c)	3.11	(d)	2.64	(e)
Dividends declared per share	$0.40	(f)	$0.10		$0.10		$0.09		$0.08
Total assets	$36,991.7		$34,672.2		$32,941.0		$29,949.5		$22,217.1
Total debt	$3,473.4		$3,499.0		$5,343.1		$5,305.2		$2,824.7

(a)
Includes $34 million ($26 million after-tax or $0.04 per diluted share) gain on sale of the Company's electric vehicle systems ("EVS")/hybrid product line and $123 million ($77 million after-tax or $0.11 per diluted share) gain on sale of certain marketable equity securities. Refer to Notes 3 and 13, respectively, of the Notes to the Consolidated Financial Statements for additional information.

(b)
Includes $230 million ($144 million after-tax or $0.20 per diluted share) gain on sale of the Company’s investment in the Apex Tool Group, LLC ("Apex") joint venture and $202 million ($125 million after-tax or $0.18 per diluted share) gain on sale of certain marketable equity securities. Refer to Notes 3 and 13, respectively, of the Notes to the Consolidated Financial Statements for additional information.

(c)
Includes $149 million ($94 million after-tax or $0.13 per diluted share) gain on sale of the Company’s Accu-Sort and Kollmorgen Electro-Optical businesses. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information.

(d)	Includes $328 million ($202 million after-tax or $0.29 per diluted share) gain on sale of the Company’s Pacific Scientific Aerospace business.

(e)
Includes $291 million ($232 million after-tax or $0.34 per diluted share) gain on contribution of certain of the Company’s hand tools businesses to Apex. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information.

(f)	The Company increased its quarterly dividend rate in 2014 to $0.10 per share.

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
OVERVIEW
General
Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2014, approximately 57% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, typically help limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased in 2014 compared to 2013 driving year-over-year sales growth from existing businesses. The Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during 2014 were led primarily by the high-growth markets. Sales from existing businesses in high-growth markets grew at a mid-single digit rate in 2014 compared to 2013 and sales from high-growth markets represented approximately 26% of the Company's total sales in 2014. Sales from existing businesses in developed markets grew at a low-single digit rate in 2014 compared to 2013 and were driven by North America and Western Europe. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties and global uncertainties related to monetary and fiscal policies.  While individual business results will vary, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during 2015 at a level in line with the growth levels experienced in 2014.

Restructuring Activities
Consistent with the Company's approach of positioning itself to provide superior products and services to its customers in a cost efficient manner, in the second half of 2014 the Company initiated actions to improve productivity and reduce costs in its businesses. The actions, which were substantially completed by December 31, 2014, resulted in pre-tax charges of approximately $155 million, the majority of which was incurred in the fourth quarter of 2014. The charges, including both employee-related termination costs as well as other termination and exit costs, are expected to result in savings of approximately $125 million in 2015 compared to 2014 expense levels.
In addition, the Company incurred $107 million of costs associated with restructuring activities in 2013 which resulted in savings of approximately $75 million in 2014 compared to 2013 expense levels.
Acquisitions and Divestitures
On December 11, 2014, the Company successfully completed its tender offer for the outstanding shares of common stock of Nobel Biocare Holding AG, acquiring 97% of the outstanding shares for an aggregate cash purchase price of approximately CHF 1.9 billion (approximately $1.9 billion based on exchange rates as of the date the shares of common stock were acquired) including debt assumed and net of cash acquired. Danaher is in the process of acquiring the remaining outstanding Nobel Biocare shares by means of a squeeze-out transaction, as permitted under Swiss law. Headquartered in Zurich, Switzerland, Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions that include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and is now part of the Company's Dental segment. The Company financed the acquisition of Nobel Biocare from available cash.
In addition to the acquisition of Nobel Biocare, during 2014 the Company acquired sixteen businesses for total consideration of approximately $1.3 billion in cash, net of cash acquired. The businesses acquired complement existing units of the Test & Measurement, Environmental, Life Sciences & Diagnostics and Dental segments. The aggregate annual sales of these sixteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $420 million.

In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout to combine the majority of the Company's Test & Measurement segment's communications business with NetScout (Danaher will retain the data communications cable installation business and the communication service provider (field and test tool systems) business of Fluke Networks and these will become part of the Test & Measurement segment’s instruments business following the closing of the transaction). The transaction will be structured as a distribution of the communications business to Danaher shareholders in either a spin-off transaction, a split-off transaction, or a combination split-off and spin-off, followed by a merger of the communications business with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. If Danaher elects a spin-off, all Danaher shareholders will participate pro-rata. If Danaher elects a split-off, Danaher will conduct an exchange offer pursuant to which its shareholders will elect whether to exchange Danaher shares for common units of the communications business. If the split-off exchange offer is not fully subscribed, the additional common units of the communications business held by Danaher will be distributed in a spin-off on a pro rata basis to Danaher shareholders. Danaher will determine which approach it will take prior to closing the transaction and no decision has been made at this time. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 60% of the common shares of NetScout stock outstanding following the combination.
The transaction remains subject to approval by NetScout’s shareholders and the satisfaction of customary closing conditions, including regulatory approvals and the absence of a material adverse change with respect to either the communications business or NetScout. On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice. The effect of the second request is to extend the waiting period imposed by the Hart–Scott–Rodino Antitrust Improvements Act until 30 days after both NetScout and Danaher have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the U.S. Department of Justice. Upon the closing of the transaction, the Company will classify the communications business as a discontinued operation in its historical financial statements. Sales of the communications business to be combined with NetScout represented 22% of the sales of the Test & Measurement segment for the year ended December 31, 2014. The transaction is expected to be completed in 2015.

In August 2014, the Company completed the divestiture of its electric vehicle systems ("EVS")/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in each of 2013 and 2012. Operating results of the product line were not significant to segment or overall Company reported results in 2014. The Company recorded a pre-tax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line.
For a discussion of the Company’s 2013 and 2012 acquisition and divestiture activity, refer to “Liquidity and Capital Resources — Investing Activities”.
Sale of Investments
During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pre-tax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share).

RESULTS OF OPERATIONS
Consolidated sales for the year ended December 31, 2014 increased 4.0% compared to 2013. Sales from existing businesses contributed 3.5% growth and sales from acquired businesses contributed 1.5% growth on a year-over-year basis. The impact of currency translation reduced reported sales by 1.0% as the U.S. dollar was, on average, stronger against other major currencies during 2014 as compared to exchange rate levels during 2013.
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
Operating profit margins were 17.2% for the year ended December 31, 2014 as compared to 17.1% in 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 65 basis points

•	The fourth quarter 2013 impairment of intangible assets associated with a technology investment in the communications business - 15 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 25 basis points

•
The incremental net dilutive effect in 2014 of acquired businesses and acquisition related charges recorded in 2014 associated with the Nobel Biocare acquisition, including transaction costs deemed significant and fair value adjustments to acquired inventory, net of the positive effect of the product line disposition in the third quarter of 2014 - 45 basis points

The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period.
Operating profit margins were 17.1% for the year ended December 31, 2013 as compared to 17.3% in 2012. The following factors impacted year-over-year operating profit margin comparisons.
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

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2013 of acquired businesses - 40 basis points

•	The divestiture of the Apex joint venture in 2013. Prior to the sale, the Company had accounted for its investment in Apex under the equity method - 40 basis points

•	The fourth quarter 2013 impairment of intangible assets associated with a technology investment in the communications business - 15 basis points

•	A 2012 gain relating to the resolution of contingencies with respect to a prior disposition of assets - 5 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2014	2013	2012
Test & Measurement	$3,461.9	$3,417.3	$3,381.0
Environmental	3,547.3	3,316.9	3,063.5
Life Sciences & Diagnostics	7,185.7	6,856.4	6,485.1
Dental	2,193.1	2,094.9	2,022.9
Industrial Technologies	3,525.8	3,432.5	3,307.9
Total	$19,913.8	$19,118.0	$18,260.4

TEST & MEASUREMENT
The Company’s Test & Measurement segment offerings help customers design cutting-edge innovations, keep their businesses up and running and safeguard their network operations. Danaher's instrument business offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development, as well as for installation, service and maintenance of electrical, industrial, electronic and calibration applications. Danaher's communications business is a leading provider of products and solutions used in the design, deployment, monitoring and security of traditional, virtualized, mobile and cloud-based networks operated by communications service providers, hosting service providers, enterprises and government agencies worldwide. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and deploy network equipment; and service providers who implement, maintain and manage communications networks and services. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.

Test & Measurement Selected Financial Data

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$3,461.9	$3,417.3	$3,381.0
Operating profit	657.9	669.5	701.2
Depreciation	41.4	43.1	41.6
Amortization	91.1	92.0	90.7
Operating profit as a % of sales	19.0%	19.6%	20.7%
Depreciation as a % of sales	1.2%	1.3%	1.2%
Amortization as a % of sales	2.6%	2.7%	2.7%

Components of Sales Growth

	2014 vs. 2013	2013 vs. 2012
Existing businesses	(0.5)%	1.5%
Acquisitions	2.5%	—%
Currency exchange rates	(0.5)%	(0.5)%
Total	1.5%	1.0%

2014 COMPARED TO 2013
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2014 as compared to 2013 and are reflected as a component of the change in sales from existing businesses. On an overall basis, sales from existing businesses in the segment’s instruments, mobile tool and wheel service businesses grew during 2014 as compared to 2013. This growth was more than offset by year-over-year sales declines in the segment's communications businesses.
Sales from existing businesses in the segment's instruments business grew at a low-single digit rate during 2014 as compared to 2013, due to increased year-over-year sales of electrical and calibration products, primarily from strong sales of new product offerings. Geographically, growth was led by increased demand in North America, China, and Western Europe.
Sales from existing businesses in the segment's communications business declined at a low-double digit rate during 2014 as compared to 2013 as certain large North American network management solutions customers are in the process of migrating to next-generation communication network technology infrastructures, and as a result delayed capital spending on their networks. The communications business is actively working with these customers to support this transition, including by increasing research and development investments to bring to market solutions for these customers’ next generation technology requirements. This decline in North America was slightly offset by growth in Western Europe and the Middle East. In addition, in the segment’s network security product line sales from existing businesses grew year-over-year, led by North America and Western Europe. The Company expects year-over-year sales growth from existing businesses in the segment's communications businesses for the full-year ending December 31, 2015, but expects sales growth from existing businesses to remain negative on a year-over-year basis in the first quarter of 2015.
As noted above, in the fourth quarter of 2014 Danaher entered into a definitive agreement with NetScout to combine Danaher’s communications business with NetScout. See Note 3 to the Consolidated Financial Statements for additional information related to this transaction.
Operating profit margins declined 60 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•	2013 impact from the impairment of intangible assets associated with a technology investment in the communications business - 90 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•
Lower sales volumes from existing businesses with respect to high margin communications sales as well as incremental year-over-year costs associated with various new product development, sales and marketing growth investments, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2013 - 30 basis points

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 60 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 60 basis points
2013 COMPARED TO 2012
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2013 as compared to 2012 and are reflected as a component of the change in sales from existing businesses.
Sales in the segment's instrument business declined at a low-single digit rate during 2013 as compared to 2012, as lower demand for thermography, calibration and electronic test products more than offset modest increases in demand for industrial products. Decreased demand in the North American, European and Chinese end markets contributed to the decline in sales. However, the Company did see demand stabilize during the second half of 2013 as compared to the first half of 2013, particularly in Europe and North America.
Sales in the segment's communications business grew at a mid-single digit rate during 2013 compared to 2012 with robust year-over-year increase in demand for network security and analysis solutions. Geographically, strong year-over-year demand in the North America and Latin America regions was somewhat offset by declines in demand in Asia.
Operating profit margins declined 110 basis points during 2013 as compared to 2012. The favorable impacts of higher operating profit margin communication business products comprising a higher percentage of sales in 2013 compared to 2012 and lower year-over-year costs for restructuring and productivity improvement initiatives were offset by lower year-over-year instrument sales volumes and incremental year-over-year costs associated with various sales, marketing and product development growth investments. In addition, 2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The fourth quarter 2013 impairment of intangible assets associated with a technology investment in the communications business - 90 basis points

•	The incremental net dilutive effect in 2013 of acquired businesses - 20 basis points
ENVIRONMENTAL
The Company’s Environmental segment products and services help protect the global water supply, facilitate environmental stewardship, enhance the safety of personal data and improve business efficiencies. Danaher’s water quality business provides instrumentation and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground and ocean water in residential, commercial, industrial and natural resource applications. Danaher’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management.
Environmental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$3,547.3	$3,316.9	$3,063.5
Operating profit	705.2	696.5	652.5
Depreciation	49.7	34.4	29.2
Amortization	36.0	28.3	19.7
Operating profit as a % of sales	19.9%	21.0%	21.3%
Depreciation as a % of sales	1.4%	1.0%	1.0%
Amortization as a % of sales	1.0%	0.9%	0.6%

Components of Sales Growth

	2014 vs. 2013	2013 vs. 2012
Existing businesses	4.5%	3.5%
Acquisitions	3.5%	5.5%
Currency exchange rates	(1.0)%	(0.5)%
Total	7.0%	8.5%

2014 COMPARED TO 2013
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2014 as compared with 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality business grew at a mid-single digit rate during 2014 as compared to 2013. Sales growth in the analytical instrumentation product line was led primarily by continued strong sales of instruments and related consumables and service in North America, China, Europe and Latin America. Sales in the business' chemical treatment solutions product line grew on a year-over-year basis due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Year-over-year sales in the business' ultraviolet water disinfection product line declined during 2014 due to continued weak demand in municipal end markets, primarily in North America and Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment business grew at a mid-single digit rate during 2014 as compared to 2013. Demand for the business' dispenser systems was particularly strong in North America and China during 2014. Continued strong demand for point-of-sale systems, service and vapor recovery products in most major geographies also contributed to year-over-year sales growth. The business expects growth to continue in 2015 as customers upgrade payment systems, primarily in the United States, to comply with upcoming enhanced security requirements based on the EMV global standard.
Operating profit margins declined 110 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.

2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 35 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 50 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 95 basis points

Depreciation as a percentage of sales increased during 2014 as compared to 2013 primarily as a result of investments in assets leased to customers, largely in businesses acquired during the second half of 2013. The inclusion of a full year of depreciation expense in 2014 and continued investments in such assets drove the increase. Depreciation expense as a percentage of sales in the segment in 2015 is expected to be in line with 2014 levels.
2013 COMPARED TO 2012
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2013 as compared with 2012 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality business grew at a mid-single digit rate during 2013 as compared to 2012 primarily due to increased demand across most major geographies for analytical instruments and related services and consumables. Sales from existing businesses in the business’ chemical treatment solutions product line also grew on a year-over-year basis due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Sales from existing businesses in the business' ultraviolet water disinfection product line declined during 2013 due to continued weak demand in municipal end markets, primarily in North America and Western Europe.

Sales from existing businesses in the segment's retail petroleum equipment business grew at a low-single digit rate during 2013 as compared to 2012. Demand for the businesses' dispenser and retail automation products was particularly strong in Western Europe, Asia and the Middle East. On a year-over-year basis, the business experienced strong increase in demand for its point-of-sale and payment systems and continued growth in demand for dispensers, which were partially offset by slight declines in demand for services.

Operating profit margins declined 30 basis points during 2013 as compared to 2012. The following factors impacted year-over-year operating profit margin comparisons.

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

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2013 of acquired businesses - 100 basis points
LIFE SCIENCES & DIAGNOSTICS
The Company’s diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians' offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences business offers a broad range of research tools that scientists use to study cells and cell components in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.
Life Sciences & Diagnostics Selected Financial Data

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$7,185.7	$6,856.4	$6,485.1
Operating profit	1,105.9	1,009.8	861.1
Depreciation	371.9	363.3	338.8
Amortization	167.1	154.0	139.4
Operating profit as a % of sales	15.4%	14.7%	13.3%
Depreciation as a % of sales	5.2%	5.3%	5.2%
Amortization as a % of sales	2.3%	2.2%	2.1%

Components of Sales Growth

	2014 vs. 2013	2013 vs. 2012
Existing businesses	4.5%	4.0%
Acquisitions	2.0%	3.0%
Currency exchange rates	(1.5)%	(1.5)%
Total	5.0%	5.5%

2014 COMPARED TO 2013
Year-over-year price increases in the segment had a negligible impact on sales during 2014.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during 2014 as compared to 2013. Demand in the clinical business increased on a year over-year-basis led by continuing strong demand in China and other high-growth markets and a return to growth in North America. Continued strong global consumable sales in 2014 related to the installed base of acute care instruments drove the majority of the year-over-year sales growth in the acute care diagnostic business, which was led by China and other high-growth markets as well as modest increases in Western Europe. Increased demand for advanced staining systems and consumables across all major geographies drove the majority of the year-over-year sales growth in the pathology diagnostics business. Slight overall increases in demand for core histology instruments, led by North America, also contributed to this growth.

Sales from existing businesses in the segment's life sciences business grew at a mid-single digit rate during 2014 as compared to 2013 due primarily to continued strong demand for the business' recently introduced products. Geographically, sales grew on a year-over-year basis in North America and Western Europe but declined in China and Japan. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the applied markets in North America and Western Europe. Sales of confocal, stereo and surgical microscopy products increased on a year-over-year basis led by strong demand in the developed markets. Year-over-year demand for the business' cellular analysis and sample preparation product lines grew at a low single digit rate in 2014, led by increases in demand in North America and Western Europe that, were largely offset by sales declines in China and Japan.
Operating profit margins increased 70 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 110 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 20 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 20 basis points
2013 COMPARED TO 2012
Year-over-year price increases in the segment had a negligible impact on sales during 2013.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during 2013 as compared to 2012 due to increased demand in the clinical, acute care and pathology diagnostic businesses. The clinical diagnostics business experienced strong sales of consumables and automation hardware in high-growth markets, particularly China, that more than offset slightly negative year-over-year sales performance in North America and Europe. Sales growth in the acute care diagnostic business was due primarily to continued robust global consumables sales related to the business' growing installed base of instrumentation as well as strong demand for compact blood gas analyzers and cardiac care instruments. The year-over-year sales growth in the pathology diagnostics business was driven by strong demand for advanced staining systems and consumables in North America, China and Japan and increased demand for core histology instruments and consumables in North America and China.
Sales from existing businesses in the segment's life sciences business grew at a mid-single digit rate during 2013 as compared to 2012 due primarily to strong demand for new product introductions across the life sciences businesses. Fourth quarter 2013 growth rates lagged full year growth rates due to comparisons to the same period in 2012 which benefited from new product introductions. Sales of the business' broad range of mass spectrometers grew on a year-over-year basis as strong sales growth in the applied and clinical research markets and the pharmaceutical market were partially offset by sales declines in the academic research market. Geographically, year-over-year sales growth in the mass spectrometry business was strong in high-growth markets and in the second half of 2013 the business also experienced strong demand in Europe and Japan. The business' confocal microscopy, flow cytometry and sample preparation product lines also contributed to year-over-year growth, principally from demand in high-growth markets.
Operating profit margins increased 140 basis points during 2013 as compared to 2012. The following factors impacted year-over-year operating profit margin comparisons.
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

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2013 of acquired businesses - 50 basis points

DENTAL
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$2,193.1	$2,094.9	$2,022.9
Operating profit	304.4	304.9	293.1
Depreciation	35.9	35.1	35.7
Amortization	49.1	48.2	56.7
Operating profit as a % of sales	13.9%	14.6%	14.5%
Depreciation as a % of sales	1.6%	1.7%	1.8%
Amortization as a % of sales	2.2%	2.3%	2.8%

Components of Sales Growth

	2014 vs. 2013	2013 vs. 2012
Existing businesses	3.0%	3.0%
Acquisitions	3.0%	1.0%
Currency exchange rates	(1.5)%	(0.5)%
Total	4.5%	3.5%

2014 COMPARED TO 2013
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2014 as compared with 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses grew on a year-over-year basis as a result of increased demand for all major product categories, with strong sales of imaging products, instruments and implant products, along with modest growth in dental consumables. Geographically, year-over-year sales grew in Europe and high-growth markets, specifically China and the Middle East. The acquisition of Nobel Biocare provides additional sales and earnings growth opportunities for the Company’s Dental segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the area of implant based tooth replacements. As Nobel Biocare is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Nobel Biocare.
Operating profit margins declined 70 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 80 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 35 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 40 basis points

•
Acquisition related charges recorded in 2014 associated with the Nobel Biocare acquisition, including transaction costs deemed significant and fair value adjustments to acquired inventory - 75 basis points

2013 COMPARED TO 2012
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2013 as compared with 2012 and are reflected as a component of the change in sales from existing businesses.
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
Operating profit margins increased 10 basis points during 2013 as compared to 2012. Year-over-year operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect in 2013 of acquired businesses - 5 basis points

•
Higher 2013 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2012 and 2013, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the new U.S. medical device excise tax that took effect in 2013 - 5 basis points

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. Danaher's product identification business develops and manufactures equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. Danaher's automation business provides mechanical and electromechanical motion control solutions for the automation market. In addition to the product identification and automation strategic lines of business, the segment also includes Danaher's sensors and controls, energetic materials and engine retarder businesses.
Industrial Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$3,525.8	$3,432.5	$3,307.9
Operating profit	801.3	722.9	685.6
Depreciation	46.2	46.6	45.3
Amortization	42.6	42.6	35.5
Operating profit as a % of sales	22.7%	21.1%	20.7%
Depreciation as a % of sales	1.3%	1.4%	1.4%
Amortization as a % of sales	1.2%	1.2%	1.1%
Components of Sales Growth

	2014 vs. 2013	2013 vs. 2012
Existing businesses	4.0%	(0.5)%
Acquisitions (divestitures), net	(1.0)%	3.5%
Currency exchange rates	(0.5)%	0.5%
Total	2.5%	3.5%

2014 COMPARED TO 2013
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2014 as compared with 2013 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment's product identification business grew at a mid-single digit rate during 2014 as compared to 2013. Continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions was partially offset by continued lower year-over-year demand in consumer electronics related equipment. Geographically, year-over-year sales growth was led by North America and Europe.
Sales from existing businesses in the segment's automation business grew at a low-single digit rate during 2014 as compared to 2013. Improved year-over-year demand in industrial automation, in North America distribution and in medical related end-markets was partially offset by lower year-over-year demand in technology, agricultural and defense related end-markets and the effect of exiting certain low-margin original equipment manufacturer product lines which negatively impacted the first half of 2014. Geographically, strong year-over-year demand in China and other high-growth markets as well as moderate sales growth in North America, more than offset year-over-year sales declines in Europe. During the third quarter of 2014, the Company sold its EVS/hybrid business. The impact of this divestiture is reflected in "Acquisitions (divestitures), net" in the Components of Sales Growth table above as the disposition was not deemed a discontinued operation for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information related to this transaction.
Sales from existing businesses in the segment's other businesses collectively grew at a mid-single digit rate during 2014 as compared to 2013, primarily due to strong demand in the segment's engine retarder business, and to a lesser extent, continued improving demand in the segment's sensors and controls businesses.
Operating profit margins increased 160 basis points during 2014 as compared to 2013. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 115 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 45 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses was fully offset by the positive effect of the product line disposition in the third quarter of 2014
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
Sales from existing businesses in the segment's automation business declined at a high-single digit rate during 2013 as compared to 2012. Continued soft year-over-year demand in the majority of end markets served, particularly technology and defense related end markets, and the impact of exiting certain low-margin OEM product lines, was partially offset by increased sales of industrial automation products, primarily in North America. Geographically, year-over-year sales declines in Europe, China and certain end markets in North America more than offset improving demand in certain high-growth markets.
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
Operating profit margins increased 40 basis points during 2013 as compared to 2012. The following factors impacted year-over-year operating profit margin comparisons.

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

2013 vs. 2012 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2013 of acquired businesses - 40 basis points
COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$19,913.8	$19,118.0	$18,260.4
Cost of sales	9,471.3	9,160.4	8,846.1
Gross profit	10,442.5	9,957.6	9,414.3
Gross profit margin	52.4%	52.1%	51.6%
Cost of sales increased approximately 3% on a year over year basis during 2014 as compared to 2013, due primarily to the impact of higher year-over-year sales volumes, acquisition related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014 and incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives, partially offset by incremental year-over-year cost savings associated with the restructuring actions and continued productivity improvements taken in 2013 and 2014.
Cost of sales increased approximately 4% on a year-over-year basis for 2013 as compared to 2012 due primarily to the impact of higher year-over-year sales volumes and the impact of the U.S. excise tax on medical devices imposed in 2013, partially offset by the year-over-year decline in costs associated with restructuring actions and continued productivity improvements. In 2013, the U.S. imposed a 2.3% excise tax on the sale or importation of certain medical devices, which affected various products in the Company's Life Sciences & Diagnostics and Dental segments. The excise tax increased the Company's 2013 cost of sales as a percentage of revenue on a year-over-year basis by approximately 20 basis points. The impact of the medical devices excise tax was partially mitigated by general price increases implemented during 2013.
Gross profit margins increased 30 basis points on a year-over-year basis during 2014 as compared to 2013, due primarily to the favorable impact of higher year-over-year sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continued productivity improvements taken in 2013 and 2014, partially offset by acquisition related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014 and incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives.
Gross profit margins increased 50 basis points on a year-over-year basis for 2013 as compared to 2012, due primarily to the favorable impact of higher year-over-year sales volumes and the year-over-year decline in costs relating to restructuring actions and continued productivity improvements. The excise tax noted above increased the Company's 2013 cost of sales as a percentage of revenue on a year-over-year basis by approximately 20 basis points. The impact of the medical devices excise tax was partially mitigated by general price increases implemented during 2013.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2014	2013	2012
Sales	$19,913.8	$19,118.0	$18,260.4
Selling, general and administrative (“SG&A”) expenses	5,697.0	5,432.8	5,181.2
Research and development (“R&D”) expenses	1,314.2	1,249.9	1,137.9
SG&A as a % of sales	28.6%	28.4%	28.4%
R&D as a % of sales	6.6%	6.5%	6.2%

Selling, general and administrative expenses as a percentage of sales increased 20 basis points on a year-over-year basis for 2014 compared to 2013. The year-over-year increase reflects incremental year-over-year investments in the Company's sales and marketing growth initiatives, higher corporate expenses and incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives. In addition, transaction costs incurred in connection with the closing of the Nobel Biocare acquisition during the fourth quarter of 2014 unfavorably impacted the year-over-year comparison by approximately five basis points. These increases were partially offset by the benefit of increased leverage of the Company's general and administrative cost base resulting from higher 2014 sales, the effect of the 2013 impairment charge related to intangible assets associated with a communications business' technology investment and incremental year-over-year cost savings associated with 2013 and 2014 restructuring actions.
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
Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 10 basis points on a year-over-year basis in 2014 as compared to 2013. Incremental year-over-year increases in investments in the Company's new product development initiatives were the primary contributors to this increase. Research and development expenses as a percentage of sales increased 30 basis points on a year-over-year basis in 2013 as compared to 2012 due primarily to new product development initiatives.
OTHER INCOME
During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pre-tax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share). In addition, the Company completed the divestiture of its EVS/hybrid product line for a sale price of $87 million in cash in August 2014. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in each of 2013 and 2012. Operating results of the product line were not significant to segment or overall Company reported results in 2014. The Company recorded a pre-tax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line.
During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align Technology, Inc. ("Align") common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these marketable equity securities and recorded a pre-tax gain of $202 million ($125 million after-tax or $0.18 per diluted share).
On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company had owned a 50% interest in Apex, had an equal number of representatives on Apex’s Board of Directors and neither joint venture partner controlled the significant operating and financing activities of Apex. The Company had accounted for its investment in the joint venture based on the equity method of accounting.
During 2012, the Company recorded $70 million of earnings from unconsolidated joint venture related to its interest in Apex. In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million (which has been subsequently collected). The Company recognized a pre-tax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction. The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.
INTEREST COSTS
For a description of the Company’s outstanding indebtedness, refer to “—Liquidity and Capital Resources – Financing Activities and Indebtedness” below.
Interest expense of $123 million for 2014 was $23 million lower than in 2013, due primarily to the repayment of the $400 million principal amount of 1.3% senior unsecured notes due 2014 (the "2014 Notes") upon maturity in June 2014 in addition to the repayment of the €500 million principal amount of Eurobond notes due 2013 (the "Eurobond Notes") and the $300 million principal amount of floating rate senior notes due 2013 (the "2013 Notes") upon maturity in July and June 2013, respectively. Interest expense of $146 million in 2013 was $12 million lower than the 2012 interest expense of $158 million due primarily to the repayment of the Eurobond Notes and the 2013 Notes.

Interest income was $17 million, $6 million and $3 million in 2014, 2013 and 2012, respectively. The increase in interest income in 2014 compared to prior periods reflects higher overall cash holdings throughout 2014 compared to 2013 and 2012.
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
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company’s effective tax rate related to continuing operations for the years ended December 31, 2014, 2013 and 2012 was 25.4%, 24.4% and 23.6%, respectively.
The Company’s effective tax rate for each of 2014, 2013 and 2012 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rates for 2014 and 2013 also include the benefit from the reinstatement of certain tax benefits and credits resulting from the enactments of the Tax Increase Prevention Act of 2014 and the America Tax Relief Act of 2012. In addition, the effective tax rate of 25.4% in 2014 includes tax expense for audit settlements in various jurisdictions and changes in estimates associated with prior period uncertain tax positions, partially offset by the release of valuation allowances and the release of reserves upon the expiration of statutes of limitations. The effective tax rates of 24.4% in 2013 and 23.6% in 2012 include recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations, partially offset by adjustments of reserve estimates related to prior period uncertain tax positions. The matters referenced above have been treated as discrete items in the periods they occurred and in the aggregate increased the provision for income taxes by approximately 165 basis points in 2014 and reduced the provision for income taxes by approximately 20 basis points in 2013 and 30 basis points in 2012.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining certain of the Company's federal income tax returns for 2010 and 2011. The Company's U.S. tax returns for 2012 and 2013 remain open for examination by the IRS. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2002 through 2013.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion (approximately $190 million based on exchange rates as of December 31, 2014) including interest through December 31, 2014, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 650 million (approximately $106 million based on exchange rates as of December 31, 2014). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
As previously disclosed, German tax authorities had raised issues related to the deductibility and taxability of interest accrued by certain of the Company’s subsidiaries. In the fourth quarter of 2014, the Company entered into a settlement agreement with the German tax authorities to resolve these open matters through 2014. The Company recorded €49 million (approximately $60 million based on exchange rates as of December 31, 2014) of expense for taxes and interest related to this settlement during the fourth quarter of 2014.
The Company's effective tax rate for 2015 is expected to be approximately 24.0%. This anticipated rate reflects no benefit from the research and experimentation credit in the United States which expired at the end of 2014.

COMPREHENSIVE INCOME
Comprehensive income decreased by $2.0 billion for 2014 as compared to 2013, primarily due to the impact of foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the year, in addition to pension and post-retirement plan benefit adjustments.  The Company recorded a foreign currency translation loss of $1.2 billion for 2014 compared to a translation loss of $62 million for 2013. Pension and post-retirement plan benefit adjustments resulted in a loss of $361 million in 2014 compared to a gain of $289 million in 2013. Comprehensive income increased by $599 million for 2013 as compared to 2012, primarily due to increased net earnings for 2013 and the impact of pension and post-retirement plan benefit adjustments.  The Company recorded a pension and post-retirement plan benefit gain of $289 million for 2013 compared to a loss of $140 million for 2012.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in any of the years ended December 31, 2014, 2013 or 2012.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2014, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by approximately $90 million. However, since the Company currently has no plans to repurchase its outstanding fixed-rate instruments before their maturity, the impact of market interest rate fluctuations on the Company’s fixed-rate long-term debt does not affect the Company’s results of operations or stockholders’ equity.

As of December 31, 2014, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and Euro-based commercial paper borrowings (refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2014). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2014, a 10% increase in average market interest rates on the Company’s commercial paper borrowings would have increased the Company’s interest expense by approximately $0.1 million. A 10% hypothetical fluctuation is used as the Company’s actual commercial paper interest rates fluctuated near that amount during 2014.
Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than Danaher’s functional currency or the functional currency of our applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, Danaher’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2014 would have resulted in a reduction of stockholders’ equity of approximately $1.0 billion.
Currency exchange rates negatively impacted 2014 reported sales by 1.0% on a year-over-year basis as the U.S. dollar was, on average, stronger against most major currencies during 2014 as compared to exchange rate levels during 2013. If the exchange rates in effect as of December 31, 2014 were to prevail throughout 2015, currency exchange rates would adversely impact 2015 estimated sales by approximately 3.5% relative to the Company’s performance in 2014 due to the continued strengthening of the U.S. dollar against most major currencies at the end of the fourth quarter of 2014. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s Consolidated Financial Statements.
On April 2, 2014, the Company terminated the Japanese Yen/U.S. dollar currency swap agreement that had been acquired in connection with a prior business acquisition. The currency swap agreement initially required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. The currency swap did not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap were reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. The fair value of the currency swap as of the termination date was not significant and the fair value had not changed significantly during 2014 prior to the swap being terminated. During the years ended December 31, 2013 and 2012, the Company recorded pre-tax income of $14 million and $22 million, respectively, related to changes in the fair value of this currency swap.
Credit Risk
The Company is exposed to potential credit losses in the event of nonperformance by counterparties to its financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, receivables from customers and derivatives. The Company places cash and temporary investments with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third party depository institutions that hold its cash and cash equivalents. The Company’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.

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
Equity Price Risk
The Company’s available-for-sale investment portfolio includes publicly traded equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2014 would have reduced the fair value of the Company’s available-for-sale investment portfolio by $26 million.
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
Following is an overview of the Company's cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2014	2013	2012
Total operating cash flows provided by continuing operations	$3,758.4	$3,585.3	$3,502.1

Cash paid for acquisitions	$(3,130.9)	$(957.2)	$(1,796.8)
Payments for additions to property, plant and equipment	(597.5)	(551.5)	(458.3)
Proceeds from sales of investments and a product line	253.8	958.6	—
Proceeds from sale of discontinued operations	—	—	337.5
All other investing activities	30.3	(2.4)	30.0
Net cash used in investing activities	$(3,444.3)	$(552.5)	$(1,887.6)

Proceeds from the issuance of common stock	$132.9	$177.4	$212.0
Payment of dividends	(227.7)	(52.1)	(86.4)
Purchase of stock	—	—	(648.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	312.2	(763.3)	195.9
Repayments of borrowings (maturities longer than 90 days)	(414.7)	(967.8)	(61.5)
All other financing activities	(20.9)	—	—
Net cash used in financing activities	$(218.2)	$(1,605.8)	$(388.4)

•
Operating cash flows from continuing operations increased $173 million, or approximately 5%, during 2014 as compared to 2013. Cash flow increases generated from higher operating profit, as well as higher non-cash charges for depreciation and amortization, were largely offset by increased investments in working capital. In addition, operating cash flows for 2013 benefited from $67 million of dividends received related to earnings of the Apex joint venture.

•
Cash paid for acquisitions constituted the most significant use of cash during 2014. The Company acquired seventeen businesses during 2014, including the acquisition of Nobel Biocare, for total consideration (net of cash acquired) of approximately $3.1 billion.

•	During 2014, the Company received cash proceeds of $254 million from the sale of certain marketable securities and the divestiture of its EVS/hybrid product line.

•	As of December 31, 2014, the Company held $3.0 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $3.8 billion for 2014, an increase of $173 million, or 5% as compared to 2013. The year-over-year change in operating cash flows from 2013 to 2014 was primarily attributable to the following factors:

•
2014 operating cash flows benefited from higher net earnings as compared to 2013 excluding the impacts of the gains included in other non-operating income in both years. While these non-operating gains are included in earnings, the proceeds from the sales of investments, product lines and discontinued operations are reflected in the investing activities section of the Statement of Cash Flows and, therefore, do not contribute to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $27 million in operating cash flows during 2014, compared to $197 million provided in 2013. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
Net earnings for 2014 reflected an increase of $44 million of depreciation and amortization expense as compared to 2013. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
2013 operating cash flows included $67 million of dividends received related to earnings of the Apex joint venture, which was sold in 2013. These dividends increased the 2013 operating cash flows but did not repeat in 2014 due to the sale.

Operating cash flows from continuing operations were $3.6 billion for 2013, an increase of $83 million, or 2% as compared to 2012. This increase was primarily attributable to the increase in operating profit in 2013 as compared to 2012.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $3.4 billion during 2014 compared to $553 million and $1.9 billion of net cash used in 2013 and 2012, respectively.
Acquisitions, Divestitures and Sale of Investments
2014 Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2014 acquisitions, divestitures and the sale of certain marketable equity securities, refer to “—Overview.”

2013 Acquisitions, Divestitures and Sale of Investments
During 2013, the Company acquired fourteen businesses for total consideration of $957 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $300 million.
During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align common stock that the Company received in 2009 as a result of a settlement between Align and Ormco. The Company received cash proceeds of $251 million from the sale of these securities and recorded a pre-tax gain of $202 million ($125 million after-tax or $0.18 per diluted share).
On July 4, 2010, the Company entered into a joint venture with Cooper, combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity, Apex. In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million (which has been subsequently collected). The Company recognized a pre-tax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction.
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
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $598 million in 2014, $552 million in 2013 and $458 million in 2012. The increase in capital spending in 2014 and 2013 is due primarily to increases in equipment leased to customers. In 2015, the Company expects capital spending to be between $650 million and $700 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows from financing activities consist primarily of proceeds from the issuance of commercial paper, common stock and debt, excess tax benefits from stock-based compensation, payments of principal on indebtedness, payments for repurchases of common stock and payments of cash dividends to shareholders. Financing activities used cash of $218 million during 2014 compared to $1.6 billion of cash used during 2013. The year-over-year decrease was due primarily to the incrementally lower year-over-year repayment of borrowings with maturities longer than 90 days and incrementally higher year-over-year net proceeds received from the issuance of commercial paper borrowings. The Company repaid the 2014 Notes upon their maturity in June 2014.

Total debt was $3.5 billion as of December 31, 2014 and 2013. The Company’s debt as of December 31, 2014 was as follows:

•	$765 million of outstanding commercial paper;

•	$500 million aggregate principal amount of 2.3% senior unsecured notes due 2016 (the “2016 Notes”);

•	$500 million aggregate principal amount of 5.625% senior unsecured notes due 2018 (the “2018 Notes”);

•	$750 million aggregate principal amount of 5.4% senior unsecured notes due 2019 (the “2019 Notes”);

•	$600 million aggregate principal amount of 3.9% senior unsecured notes due 2021 (the “2021 Notes” and together with the 2016 Notes, the “2011 Financing Notes”);

•	$130 million (CHF 120 million aggregate principal amount) of 4.0% bonds due 2016 (the “2016 Bonds”);

•	$111 million of zero coupon Liquid Yield Option Notes due 2021 (“LYONs”); and

•	$118 million of other borrowings.
The 2011 Financing Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.
Commercial Paper Programs and Credit Facility
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. During 2014, as commercial paper balances matured the Company either paid such balances from available cash or refinanced such balances by issuing new commercial paper. As of December 31, 2014, the Company had $450 million in U.S. dollar denominated commercial paper outstanding and $315 million (€260 million) of commercial paper outstanding under the Euro commercial paper program.
As of December 31, 2014, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.13% and a weighted average remaining maturity of approximately twelve days. Commercial paper outstanding at any one time during the year had balances ranging from $450 million to $822 million, carried interest at annual rates ranging between 0.04% and 0.2% and had original maturities between seven and thirty-four days. The Company has classified its borrowings outstanding under the commercial paper program as of December 31, 2014 as long-term debt in the Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid at inception of the Credit Facility, the Company is obligated to pay an annual commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The non-performance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member's commitment amount. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facility to amounts that would leave sufficient credit available under the facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.

The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Company’s Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Company’s Credit Facility could be higher than the cost of commercial paper borrowings.
Other Long-Term Indebtedness
2013 Notes, 2014 Notes, 2016 Notes and 2021 Notes—On June 23, 2011, the Company completed the underwritten public offering of the 2011 Financing Notes, the 2013 Notes and the 2014 Notes, all of which are (or in the case of the 2013 Notes and 2014 Notes were) unsecured. The 2013 Notes were issued at 100% of their principal amount, accrued interest at a floating rate equal to three-month LIBOR plus 0.25% per year and matured and were repaid in June 2013. The 2014 Notes were issued at 99.918% of their principal amount, accrued interest at the rate of 1.3% per year and matured and were repaid in June 2014. The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds from the 2011 Financing Notes, 2013 Notes and 2014 Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company paid interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company paid interest on the 2014 Notes, and pays interest on the 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year.
2019 Notes—In March 2009, the Company completed an underwritten public offering of the 2019 Notes, which were issued at 99.93% of their principal amount, will mature on March 1, 2019 and accrue interest at the rate of 5.4% per year. The net proceeds, after expenses and the underwriters’ discount, were $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper and the balance was used for general corporate purposes, including acquisitions. The Company pays interest on the 2019 Notes semi-annually in arrears, on March 1 and September 1 of each year.
2018 Notes—In December 2007, the Company completed an underwritten public offering of the 2018 Notes, which were issued at 99.39% of their principal amount, will mature on January 15, 2018 and accrue interest at the rate of 5.625% per year. The net proceeds, after expenses and the underwriters’ discount, were $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of the Tektronix business. The Company pays interest on the 2018 Notes semi-annually in arrears, on January 15 and July 15 of each year.
2016 Bonds—In connection with the acquisition of Nobel Biocare in December 2014, the Company acquired bonds with an aggregate principal amount of CHF 120 million and a stated interest rate of 4.0% per year. In accordance with accounting for business combinations, the bonds were recorded at their fair value of CHF 127 million ($133 million based on exchange rates in effect at the time of the acquisition), as such, for accounting purposes interest charges recorded in the Company's statement of earnings reflect an effective interest rate of approximately 0.2% per year. The Company will pay interest on the 2016 Bonds annually in arrears on October 10 of each year (based on the stated 4.0% interest rate). The 2016 Bonds mature on October 10, 2016.
LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2014, an aggregate of approximately 20 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2014, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $2 million, $1 million and $1 million of contingent interest on the LYONs for each of the years ended December 31, 2014, 2013 and 2012, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
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
Covenants and Redemption Provisions Applicable to the Notes and the 2016 Bonds
The Company may redeem some or all of the 2016 Notes, the 2018 Notes and/or the 2019 Notes at any time by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. Prior to March 23, 2021 (three months prior to their maturity date), the Company may redeem some or all of the 2021 Notes by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. On or after March 23, 2021, the Company may redeem some or all of the 2021 Notes for their principal amount plus accrued and unpaid interest. At any time after 85% or more of the 2016 Bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining 2016 Bonds for their principal amount plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes, each holder of Notes may require the Company to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable supplemental indenture. Except in connection with a change of control triggering event as described above, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.
The indentures pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions, and the 2016 Bonds are subject to similar covenants. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2014, the Company was in compliance with all of its debt covenants.
For additional details regarding the Company’s debt as of December 31, 2014 see Note 9 to the Consolidated Financial Statements.
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
Stock Repurchase Program
On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaced the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”). There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The 2013 Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2014, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of commercial paper.

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2014 and 2013. During the year ended December 31, 2012, the Company repurchased approximately 12.5 million shares of Company common stock under the 2010 Repurchase Program in open market transactions at a cost of $648 million.

Dividends
The Company declared a regular quarterly dividend of $0.10 per share that was paid on January 30, 2015 to holders of record on December 26, 2014. Aggregate cash payments for dividends during 2014 were $228 million. Dividend payments were higher in 2014 as compared to 2013 as the Company increased its quarterly dividend rate in the first quarter of 2014 to $0.10 per share and because the Company made no cash payments for dividends during the first quarter of 2013. The Company's Board accelerated the quarterly dividend payment that normally would have been paid in January 2013 and paid it in December 2012.
Cash and Cash Requirements
As of December 31, 2014, the Company held approximately $3.0 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.4%. Of this amount $813 million was held within the United States and approximately $2.2 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2014 and 2013, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $11.8 billion and $10.6 billion, respectively. As of December 31, 2014, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2014, the Company contributed $52 million to its U.S. defined benefit pension plan and $62 million to its non-U.S. defined benefit pension plans. During 2015, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $25 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations relating to continuing operations as of December 31, 2014 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below do not reflect $804 million of gross unrecognized tax benefits, the timing of which is uncertain. Refer to Note 12 to the Consolidated Financial Statements for additional information on unrecognized tax benefits. Certain of our acquisitions also involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Debt & leases:
Long-term debt obligations (a)(b)	$3,440.5	$67.3	$1,397.4	$1,251.4	$724.4
Capital lease obligations (b)	32.9	4.6	10.6	8.8	8.9
Total long-term debt	3,473.4	71.9	1,408.0	1,260.2	733.3
Interest payments on long-term debt and capital lease obligations (c)	467.6	112.0	198.3	101.6	55.7
Operating lease obligations (d)	685.5	181.8	263.5	140.1	100.1
Other:
Purchase obligations (e)	916.4	867.4	48.1	0.4	0.5
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (f)	3,939.8	—	912.8	605.9	2,421.1
Total	$9,482.7	$1,233.1	$2,830.7	$2,108.2	$3,310.7

(a)	As described in Note 9 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2014. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commitments of the Company as of December 31, 2014.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$432.9	$319.8	$62.9	$21.8	$28.4
Guarantees consist primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
Other Off-Balance Sheet Arrangements
The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company has not included any such items in the contractual obligations table above because they relate to unknown conditions and the Company cannot estimate the potential liabilities from such matters, but the Company does not believe it is reasonably possible that any such liability will have a material effect on the Company’s financial statements. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacate any of these premises, the

Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial statements.
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
Legal Proceedings
Please refer to Note 16 to the Consolidated Financial Statements included in this Annual Report for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors.”

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

Acquired Intangibles: The Company’s business acquisitions typically result in the recognition of goodwill, in-process research and development and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 2 and 6 in the Company’s consolidated financial statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2014, the Company had twenty-two reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to $4.3 billion. The Company’s annual goodwill impairment analysis in 2014 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 10% to approximately 1140%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 2% to approximately 1015%.
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
Contingent Liabilities: As discussed in Note 16 to the Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Revenue Recognition: The Company derives revenues from the sale of products and services. Refer to Note 1 to the Company’s Consolidated Financial Statements for a description of the Company’s revenue recognition policies.

Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain multiple elements or non-standard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the consideration should be allocated among the elements and when to recognize revenue for each element. The Company allocates revenue to each element in the contractual arrangement based on the selling price hierarchy that, in some instances, may require the Company to estimate the selling price of certain deliverables that are not sold separately or where third party evidence of pricing is not observable. The Company’s estimate of selling price impacts the amount and timing of revenue recognized in multiple element arrangements. The Company also enters into lease arrangements with customers, which requires the Company to determine whether the arrangements are operating or sales-type leases. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.
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
Pension and Other Post-retirement Benefits: For a description of the Company’s pension and other post-retirement benefit accounting practices, refer to Notes 10 and 11 in the Company’s Consolidated Financial Statements. Calculations of the amount of pension and other post-retirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other post-retirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $150 million ($94 million on an after tax basis) and the non-U.S. net obligation by $138 million ($107 million on an after tax basis) from the amounts recorded in the financial statements as of December 31, 2014.
For 2014, the estimated long-term rate of return for the U.S. plan is 7.5%, and the Company intends to use an assumption of 7.5% for 2015. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in bond funds. The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.25% to 7.10%. If the expected long-term rate of return on plan assets for 2014 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2014 would have increased $10 million ($6 million on an after-tax basis) and $4 million ($3 million on an after-tax basis), respectively.
For a discussion of the Company’s 2014 and anticipated 2015 defined benefit pension plan contributions, please see “—Liquidity and Capital Resources – Cash and Cash Requirements”.
Income Taxes: For a description of the Company's income tax accounting policies, refer to Notes 1 and 12 to the Company's Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized which requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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

In addition, certain of the Company's tax returns are currently under review by tax authorities including in Denmark (see “—Results of Operations – Income Taxes" and Note 12 of the Notes to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company's financial statements, including its effective tax rate.
An increase in the Company's nominal tax rate of 1.0% would have resulted in an additional income tax provision for continuing operations for the fiscal year ended December 31, 2014 of $35 million.
NEW ACCOUNTING STANDARDS
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of more than 97% of the outstanding common stock of Nobel Biocare on December 11, 2014 and completed the acquisition of Devicor Medical Products on December 3, 2014. Since the Company has not yet fully incorporated the internal controls and procedures of either of these businesses into the Company’s internal control over financial reporting, management excluded each of these businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Nobel Biocare and Devicor Medical Products constituted approximately 7% and 1% of the Company’s total assets as of December 31, 2014, respectively, and each accounted for less than 1% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2015 appears on page 61 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Danaher Corporation:

We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management of Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nobel Biocare and Devicor Medical Products, which are included in the 2014 consolidated financial statements of Danaher Corporation and subsidiaries and constituted approximately 7% and 1% of total assets as of December 31, 2014, respectively, and each accounted for less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of Danaher Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Nobel Biocare and Devicor Medical Products. In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Danaher Corporation:

We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 24, 2015

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$3,005.6	$3,115.2
Trade accounts receivable, less allowance for doubtful accounts of $122.6 and $121.5, respectively	3,633.8	3,451.6
Inventories	1,831.5	1,783.5
Prepaid expenses and other current assets	960.4	763.4
Total current assets	9,431.3	9,113.7
Property, plant and equipment, net	2,203.0	2,211.3
Other assets	1,024.0	1,061.3
Goodwill	16,964.2	16,038.2
Other intangible assets, net	7,369.2	6,247.7
Total assets	$36,991.7	$34,672.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$71.9	$62.3
Trade accounts payable	1,875.0	1,778.2
Accrued expenses and other liabilities	3,449.5	2,686.9
Total current liabilities	5,396.4	4,527.4
Other long-term liabilities	4,744.0	4,256.7
Long-term debt	3,401.5	3,436.7
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 792.5 and 785.7 issued; 704.3 and 698.1 outstanding, respectively	7.9	7.9
Additional paid-in capital	4,480.9	4,157.6
Retained earnings	20,323.0	18,005.3
Accumulated other comprehensive income (loss)	(1,433.7)	214.5
Total Danaher stockholders’ equity	23,378.1	22,385.3
Non-controlling interests	71.7	66.1
Total stockholders’ equity	23,449.8	22,451.4
Total liabilities and stockholders’ equity	$36,991.7	$34,672.2
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2014	2013	2012
Sales	$19,913.8	$19,118.0	$18,260.4
Cost of sales	(9,471.3)	(9,160.4)	(8,846.1)
Gross profit	10,442.5	9,957.6	9,414.3
Operating costs and other:
Selling, general and administrative expenses	(5,697.0)	(5,432.8)	(5,181.2)
Research and development expenses	(1,314.2)	(1,249.9)	(1,137.9)
Earnings from unconsolidated joint venture	—	—	69.9
Operating profit	3,431.3	3,274.9	3,165.1
Non-operating income (expense):
Other income	156.5	431.3	—
Interest expense	(122.7)	(145.9)	(157.5)
Interest income	16.7	5.7	3.2
Earnings from continuing operations before income taxes	3,481.8	3,566.0	3,010.8
Income taxes	(883.4)	(871.0)	(711.5)
Net earnings from continuing operations	2,598.4	2,695.0	2,299.3
Earnings from discontinued operations, net of income taxes	—	—	92.9
Net earnings	$2,598.4	$2,695.0	$2,392.2
Net earnings per share from continuing operations:
Basic	$3.70	$3.87	$3.32
Diluted	$3.63	$3.80	$3.23
Net earnings per share from discontinued operations:
Basic	$—	$—	$0.13
Diluted	$—	$—	$0.13
Net earnings per share:
Basic	$3.70	$3.87	$3.45
Diluted	$3.63	$3.80	$3.36
Average common stock and common equivalent shares outstanding:
Basic	702.2	696.0	693.4
Diluted	716.1	711.0	713.1
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2014	2013	2012
Net earnings	$2,598.4	$2,695.0	$2,392.2
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,235.0)	(62.1)	90.8
Pension and post-retirement plan benefit adjustments	(361.1)	289.0	(139.7)
Unrealized (loss) gain on available-for-sale securities	(52.1)	46.8	26.6
Total other comprehensive income (loss), net of income taxes	(1,648.2)	273.7	(22.3)
Comprehensive income	$950.2	$2,968.7	$2,369.9

See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Shares	Amount
Balance, January 1, 2012	761.1	$7.6	$3,877.2	$13,056.9	$(36.9)	$67.0
Net earnings for the year	—	—	—	2,392.2	—	—
Other comprehensive loss	—	—	—	—	(22.3)	—
Dividends declared	—	—	—	(69.2)	—	—
Common stock-based award activity	9.7	0.1	321.7	—	—	—
Common stock issued in connection with LYONs’ conversions	3.8	—	137.6	—	—	—
Purchase of stock (12.5 shares)	—	—	(648.4)	—	—	—
Change in non-controlling interests	—	—	—	—	—	0.4
Balance, December 31, 2012	774.6	7.7	3,688.1	15,379.9	(59.2)	67.4
Net earnings for the year	—	—	—	2,695.0	—	—
Other comprehensive income	—	—	—	—	273.7	—
Dividends declared	—	—	—	(69.6)	—	—
Common stock-based award activity	6.5	0.1	295.0	—	—	—
Common stock issued in connection with LYONs’ conversions	4.6	0.1	174.5	—	—	—
Change in non-controlling interests	—	—	—	—	—	(1.3)
Balance, December 31, 2013	785.7	7.9	4,157.6	18,005.3	214.5	66.1
Net earnings for the year	—	—	—	2,598.4	—	—
Other comprehensive loss	—	—	—	—	(1,648.2)	—
Dividends declared	—	—	—	(280.7)	—	—
Common stock-based award activity	5.2	—	258.2	—	—	—
Common stock issued in connection with LYONs’ conversions	1.6	—	65.1	—	—	—
Change in non-controlling interests	—	—	—	—	—	5.6
Balance, December 31, 2014	792.5	$7.9	$4,480.9	$20,323.0	$(1,433.7)	$71.7
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$2,598.4	$2,695.0	$2,392.2
Less earnings from discontinued operations, net of income taxes	—	—	92.9
Net earnings from continuing operations	2,598.4	2,695.0	2,299.3
Non-cash items:
Depreciation	552.6	529.9	497.8
Amortization	385.9	365.1	342.0
Stock-based compensation expense	121.1	117.7	109.9
Earnings from unconsolidated joint venture, net of cash dividends received	—	66.6	(25.4)
Pre-tax gain on sales of investments and a product line	(156.5)	(431.3)	—
Change in deferred income taxes	177.3	254.6	184.9
Change in trade accounts receivable, net	(142.2)	(48.7)	(79.7)
Change in inventories	50.6	62.9	69.8
Change in trade accounts payable	118.4	182.6	57.0
Change in prepaid expenses and other assets	(125.6)	(120.2)	(100.3)
Change in accrued expenses and other liabilities	178.4	(88.9)	146.8
Total operating cash provided by continuing operations	3,758.4	3,585.3	3,502.1
Total operating cash used in discontinued operations	—	—	(87.1)
Net cash provided by operating activities	3,758.4	3,585.3	3,415.0
Cash flows from investing activities:
Cash paid for acquisitions	(3,130.9)	(957.2)	(1,796.8)
Payments for additions to property, plant and equipment	(597.5)	(551.5)	(458.3)
Proceeds from sales of investments and a product line	253.8	958.6	—
All other investing activities	30.3	(2.4)	30.0
Total investing cash used in continuing operations	(3,444.3)	(552.5)	(2,225.1)
Proceeds from sale of discontinued operations	—	—	337.5
Net cash used in investing activities	(3,444.3)	(552.5)	(1,887.6)
Cash flows from financing activities:
Proceeds from the issuance of common stock	132.9	177.4	212.0
Payment of dividends	(227.7)	(52.1)	(86.4)
Purchase of stock	—	—	(648.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	312.2	(763.3)	195.9
Repayments of borrowings (maturities longer than 90 days)	(414.7)	(967.8)	(61.5)
All other financing activities	(20.9)	—	—
Net cash used in financing activities	(218.2)	(1,605.8)	(388.4)
Effect of exchange rate changes on cash and equivalents	(205.5)	9.5	2.7
Net change in cash and equivalents	(109.6)	1,436.5	1,141.7
Beginning balance of cash and equivalents	3,115.2	1,678.7	537.0
Ending balance of cash and equivalents	$3,005.6	$3,115.2	$1,678.7
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s Test & Measurement segment offerings help customers design cutting-edge innovations, keep their businesses up and running and safeguard their network operations. The Company's instruments business offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development, as well as for installation, service and maintenance of electrical, industrial, electronic and calibration applications. The Company's communications business is a leading provider of products and solutions used in the design, deployment, monitoring and security of traditional, virtualized, mobile and cloud-based networks operated by communications service providers, hosting service providers, enterprises and government agencies worldwide. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.
The Company’s Environmental segment products and services help protect the global water supply, facilitate environmental stewardship, enhance the safety of personal data and improve business efficiencies. The Company’s water quality business provides instrumentation and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground and ocean water in residential, commercial, industrial and natural resource applications. The Company’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management.
In the Life Sciences & Diagnostics segment, the Company’s diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences business offers a broad range of research tools that scientists use to study cells and cell components in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile.
The Company’s Industrial Technologies segment provides solutions that help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. The Company's product identification business develops and manufactures equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. The Company's automation business provides mechanical and electromechanical motion control solutions for the automation market. In addition to the product identification and automation strategic lines of business, the Industrial Technologies segment also includes the Company's sensors and controls, energetic materials and engine retarder businesses.
Refer to Notes 2 and 3 for a discussion of significant acquisitions, discontinued operations and other dispositions.
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

Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $43 million, $30 million and $40 million associated with doubtful accounts for the years ended December 31, 2014, 2013 and 2012, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2014 and 2013 are $275 million and $224 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio.
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
Other Assets—Other assets principally include non-current financing receivables, non-current deferred tax assets, other investments and capitalized costs associated with obtaining financings which are amortized over the term of the related debt.

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 7 for the fair values of the Company’s available-for-sale securities and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development ("IPR&D") is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives at least annually for impairment. Refer to Notes 2 and 6 for additional information about the Company's goodwill and other intangible assets.
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
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument's estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after the first two years. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a “sales-type” lease. A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
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
Advertising—Advertising costs are expensed as incurred.

Research and Development—The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more-likely-than-not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii)  the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 12 for additional information.
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
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk. The Company will periodically enter into foreign currency forward contracts not exceeding twelve months to mitigate a portion of its foreign currency exchange risk. When utilized, the derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. To the extent the foreign currency forward contract qualifies as an effective hedge, changes in fair value are recognized in other comprehensive income (loss) in stockholders’ equity. The Company’s use of foreign currency forward contracts during 2014 and as of the year then ended was not significant. Refer to Note 7 for additional information.
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

The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Total
Balance, January 1, 2012	$384.5	$(516.0)		$94.6		$(36.9)
Net current period other comprehensive income (loss):
Increase (decrease)	90.8	(224.6)		42.5		(91.3)
Income tax impact	—	84.9		(15.9)		69.0
Net current period other comprehensive income (loss), net of income taxes	90.8	(139.7)		26.6		(22.3)
Balance, December 31, 2012	475.3	(655.7)		121.2		(59.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(62.1)	424.0		276.3		638.2
Income tax impact	—	(155.5)		(104.5)		(260.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(62.1)	268.5		171.8		378.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	32.0	(1)	(201.5)	(2)	(169.5)
Income tax impact	—	(11.5)		76.5		65.0
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	20.5		(125.0)		(104.5)
Net current period other comprehensive income (loss), net of income taxes	(62.1)	289.0		46.8		273.7
Balance, December 31, 2013	413.2	(366.7)		168.0		214.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,235.0)	(552.0)		39.3		(1,747.7)
Income tax impact	—	175.1		(14.8)		160.3
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,235.0)	(376.9)		24.5		(1,587.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	23.5	(1)	(122.6)	(2)	(99.1)
Income tax impact	—	(7.7)		46.0		38.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	15.8		(76.6)		(60.8)
Net current period other comprehensive income (loss), net of income taxes	(1,235.0)	(361.1)		(52.1)		(1,648.2)
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9		$(1,433.7)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and post-retirement cost (refer to Notes 10 and 11 for additional details).
(2) Included in other income in the accompanying Consolidated Statement of Earnings (refer to Note 13 for additional details).
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
New Accounting Standards—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016. Management has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company's financial statements.

NOTE 2. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company's existing product offerings to key target markets and enter into new and profitable businesses, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2014 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior year purchase price allocations were material and concluded no retrospective adjustment to prior year financial statements was required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2014.
On December 11, 2014, the Company successfully completed its tender offer for the outstanding shares of common stock of Nobel Biocare Holding AG ("Nobel Biocare"), acquiring 97% of the outstanding shares for an aggregate cash purchase price of approximately CHF 1.9 billion (approximately $1.9 billion based on exchange rates as of the date the shares of common stock were acquired) including debt assumed and net of cash acquired. As the Company obtained control of Nobel Biocare on this date, the earnings of Nobel Biocare are reflected in the Company’s results from December 12, 2014 forward. Danaher is in the process of acquiring the remaining outstanding Nobel Biocare shares by means of a squeeze-out transaction, as permitted under Swiss law. Headquartered in Zurich, Switzerland, Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions that include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and is now part of the Company's Dental segment. The Company recorded approximately $1.0 billion of goodwill related to the acquisition of Nobel Biocare. The Company financed the acquisition of Nobel Biocare from available cash.
In addition to the acquisition of Nobel Biocare, during 2014 the Company acquired sixteen other businesses for total consideration of approximately $1.3 billion in cash, net of cash acquired. The businesses acquired complement existing units of the Test & Measurement, Environmental, Life Sciences & Diagnostics and Dental segments. The aggregate annual sales of these sixteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $420 million. The Company preliminarily recorded an aggregate of $630 million of goodwill related to these acquisitions.

During 2013, the Company acquired fourteen businesses for total consideration of $957 million in cash, net of cash acquired. The businesses acquired complement existing units of the Test & Measurement, Environmental, Life Sciences & Diagnostics and Industrial Technologies segments. The aggregate annual sales of these fourteen businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $300 million. The Company recorded an aggregate of $585 million of goodwill related to these acquisitions.
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
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2014	2013	2012
Trade accounts receivable	$196.4	$90.2	$105.4
Inventories	174.0	10.4	97.0
Property, plant and equipment	91.0	46.6	87.5
Goodwill	1,643.6	584.7	1,015.7
Other intangible assets, primarily customer relationships, trade names and technology	1,658.2	372.6	768.3
In-process research and development	56.0	—	61.5
Trade accounts payable	(54.7)	(24.2)	(50.8)
Other assets and liabilities, net	(495.1)	(101.6)	(287.7)
Assumed debt	(138.5)	(21.2)	—
Attributable to non-controlling interest	—	(0.3)	(0.1)
Net cash consideration	$3,130.9	$957.2	$1,796.8
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2014 discussed above, and all of the other 2014 acquisitions as a group ($ in millions):

	Nobel Biocare	Others	Total
Trade accounts receivable	$124.9	$71.5	$196.4
Inventories	69.0	105.0	174.0
Property, plant and equipment	59.4	31.6	91.0
Goodwill	1,013.6	630.0	1,643.6
Other intangible assets, primarily customer relationships, trade names and technology	1,049.3	608.9	1,658.2
In-process research and development	—	56.0	56.0
Trade accounts payable	(30.8)	(23.9)	(54.7)
Other assets and liabilities, net	(291.0)	(204.1)	(495.1)
Assumed debt	(132.7)	(5.8)	(138.5)
Net cash consideration	$1,861.7	$1,269.2	$3,130.9

During 2014, in connection with the Nobel Biocare acquisition, the Company incurred $12 million of pre-tax transaction related costs, primarily banking fees, legal fees, amounts paid to other third party advisers and change in control costs. In addition, the Company’s earnings for 2014 reflect the impact of additional pre-tax charges totaling $5 million associated with fair value adjustments to acquired inventory related to the Nobel Biocare acquisition. Transaction related costs and acquisition related fair value adjustments attributable to other acquisitions were not material to 2014, 2013 or 2012 earnings.

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

	2014	2013
Sales	$20,911.2	$20,459.2
Net earnings	2,632.3	2,689.9
Diluted net earnings per share	3.68	3.79

The 2013 unaudited pro forma revenue and earnings set forth above were adjusted to include the impact of non-recurring acquisition date fair value adjustments to inventory related to the Nobel Biocare acquisition of $27 million pre-tax. The 2014 unaudited pro forma revenue and earnings were adjusted to exclude the impact of the above noted acquisition date fair value adjustments. Acquisition-related transaction costs associated with the Nobel Biocare transaction of $12 million were also excluded from the pro-forma earnings in each of the 2014 and 2013 periods presented.

NOTE 3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS
Discontinued Operations
In January 2012, the Company completed the sale of its integrated scanning system business (the Accu-Sort ("ASI") business) for $132 million in cash. In addition, in February 2012, the Company completed the sale of its Kollmorgen Electro-Optical ("KEO") business for $205 million in cash. These businesses were part of the Industrial Technologies segment. The businesses had combined annual revenues of $275 million in 2011. The Company recorded an aggregate after-tax gain on the sale of these businesses of $94 million, or $0.13 per diluted share, in its first quarter 2012 results. The Company has reported the ASI and KEO businesses as discontinued operations in its consolidated financial statements. Accordingly, the results of operations for all periods presented reflect these businesses as discontinued operations.
The key components of income from discontinued operations for the year ended December 31, 2012 were as follows ($ in millions):

Net sales	$9.9
Operating expenses	(11.2)
Loss before income taxes	(1.3)
Income tax benefit	0.5
Loss from discontinued operations	(0.8)
Gain on sale, net of $55.0 million of related income taxes	93.7
Earnings from discontinued operations, net of income taxes	$92.9
Other Dispositions
In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. ("NetScout") to combine the majority of the Company's Test & Measurement segment's communications business with NetScout (Danaher will retain the data communications cable installation business and the communication service provider (field and test tool systems) business of Fluke Networks and these will become part of the Test & Measurement segment’s instruments business following the closing of the transaction). The transaction will be structured as a distribution of the communications business to Danaher shareholders in either a spin-off transaction, a split-off transaction, or a combination split-off and spin-off, followed by a merger of the communications business with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. If Danaher elects a spin-off, all Danaher shareholders will participate pro-rata. If Danaher elects a split-off, Danaher will conduct an exchange offer pursuant to which its shareholders will elect whether to exchange Danaher shares for common units of the communications business. If the split-off exchange offer is not fully subscribed, the additional common units of the communications business held by Danaher will be distributed in a spin-off on a pro rata basis to Danaher shareholders. Danaher will determine which approach it will take prior to closing the transaction and no decision has been made at this time.

At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 60% of the shares of NetScout common stock outstanding following the combination.
The transaction remains subject to approval by NetScout’s shareholders and the satisfaction of customary closing conditions, including regulatory approvals and the absence of a material adverse change with respect to either the communications business or NetScout. On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice. The effect of the second request is to extend the waiting period imposed by the Hart–Scott–Rodino Antitrust Improvements Act until 30 days after both NetScout and Danaher have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the U.S. Department of Justice. Upon the closing of the transaction, the Company will classify the communications business as a discontinued operation in its historical financial statements. Sales of the communications business to be combined with NetScout represented 22% of the sales of the Test & Measurement segment for the year ended December 31, 2014. The transaction is expected to be completed in 2015.
In August 2014, the Company completed the divestiture of its electric vehicle systems ("EVS")/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in each of 2013 and 2012. Operating results of the product line were not significant to segment or overall Company reported results in 2014. The Company recorded a pre-tax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line. In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted at the beginning of the third quarter of 2014, the divestiture of the EVS/hybrid product line has not been classified as a discontinued operation in this Form 10-K since the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity called Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company had owned a 50% interest in Apex, had an equal number of representatives on Apex’s Board of Directors and neither joint venture partner controlled the significant operating and financing activities of Apex. The Company had accounted for its investment in the joint venture based on the equity method of accounting.
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million (which has been subsequently collected). The Company recognized a pre-tax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction which is included as a component of other income in the accompanying Consolidated Statement of Earnings.
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

The Company's share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. The Company recorded $70 million related to its equity in the earnings of Apex during the year ended December 31, 2012 reflecting its 50% ownership position. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex's operations.

NOTE 4. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2014	2013
Finished goods	$932.8	$885.9
Work in process	276.6	287.0
Raw materials	622.1	610.6
Total	$1,831.5	$1,783.5
As of December 31, 2014 and 2013, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2014	2013
Land and improvements	$186.5	$189.7
Buildings	1,042.5	1,010.1
Machinery and equipment	2,332.3	2,279.0
Customer-leased instruments	1,235.8	1,032.0
Gross property, plant and equipment	4,797.1	4,510.8
Less accumulated depreciation	(2,594.1)	(2,299.5)
Property, plant and equipment, net	$2,203.0	$2,211.3

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and non-controlling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across a large spectrum of reporting units.
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
As of December 31, 2014, the Company had twenty-two reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to approximately $4.3 billion. No goodwill impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012 and no "triggering" events have occurred subsequent to the performance of the 2014 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of the Company's goodwill by segment ($ in millions):

	Test & Measurement	Environmental	Life Sciences & Diagnostics	Dental	Industrial Technologies	Total
Balance, January 1, 2013	$3,222.1	$1,554.9	$6,138.9	$2,168.0	$2,378.1	$15,462.0
Attributable to 2013 acquisitions	67.2	214.1	256.4	—	47.0	584.7
Foreign currency translation & other	(22.4)	82.4	(90.5)	28.6	(6.6)	(8.5)
Balance, December 31, 2013	3,266.9	1,851.4	6,304.8	2,196.6	2,418.5	16,038.2
Attributable to 2014 acquisitions	55.4	163.2	365.9	1,059.1	—	1,643.6
Attributable to 2014 divestitures (see Note 3)	—	—	—	—	(37.3)	(37.3)
Foreign currency translation & other	(83.9)	(77.3)	(325.5)	(112.8)	(80.8)	(680.3)
Balance, December 31, 2014	$3,238.4	$1,937.3	$6,345.2	$3,142.9	$2,300.4	$16,964.2

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$1,644.1	$(685.8)	$1,376.5	$(606.4)
Customer relationships and other intangibles	4,255.6	(1,335.6)	3,640.0	(1,123.9)
Total finite-lived intangibles	5,899.7	(2,021.4)	5,016.5	(1,730.3)
Indefinite-lived intangibles:
Trademarks and trade names	3,490.9	—	2,961.5	—
Total intangibles	$9,390.6	$(2,021.4)	$7,978.0	$(1,730.3)

During 2014, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 14 years. Refer to Note 2 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2014, 2013 and 2012 was $386 million, $365 million and $342 million, respectively. Based on the intangible assets recorded as of December 31, 2014, amortization expense is estimated to be $441 million during 2015, $397 million during 2016, $357 million during 2017, $321 million during 2018 and $289 million during 2019.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014:
Assets:
Available-for-sale securities	$257.5	—	—	$257.5
Liabilities:
Deferred compensation plans	—	$75.0	—	75.0
December 31, 2013:
Assets:
Available-for-sale securities	$385.2	—	—	$385.2
Liabilities:
Deferred compensation plans	—	$70.1	—	70.1

Available-for-sale securities are measured at fair value using quoted market prices in an active market and are included in other long-term assets in the accompanying Consolidated Balance Sheets. The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until after their termination of employment (or board service, as applicable). All amounts deferred under this plan are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in accrued expenses in the accompanying Consolidated Balance Sheets (refer to Note 8). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
On April 2, 2014, the Company terminated the Japanese Yen/U.S. dollar currency swap agreement that had been acquired in connection with a prior business acquisition. The currency swap agreement initially required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. The currency swap did not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap were reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. The fair value of the currency swap as of the termination date was not significant and the fair value had not changed significantly during 2014 prior to the swap being terminated. During the years ended December 31, 2013 and 2012, the Company recorded pre-tax income of $14 million and $22 million, respectively, related to changes in the fair value of this currency swap. The fair value of the currency swap is included in other long-term liabilities in the accompanying 2013 Consolidated Balance Sheet and was not material. Since there was not an active market for the currency swap, the Company obtained a market quote based on observable inputs, including foreign currency exchange market data, from the swap counterparties to adjust the currency swap to fair value each quarter.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company's financial instruments as of December 31 were as follows ($ in millions):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Available-for-sale securities	$257.5	$257.5	$385.2	$385.2
Liabilities:
Short-term borrowings	71.9	71.9	62.3	62.3
Long-term borrowings	3,401.5	3,809.1	3,436.7	3,877.6

As of December 31, 2014 and 2013, available-for-sale securities and short and long-term borrowings were categorized as Level 1.

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
Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2014		2013
	Current	Non-Current	Current	Non-Current
Compensation and benefits	$911.4	$328.3	$773.9	$332.7
Restructuring	134.0	—	91.2	—
Claims, including self-insurance and litigation	130.6	86.3	125.8	86.5
Pension and post-retirement benefits	100.1	1,330.6	118.0	869.1
Environmental and regulatory compliance	40.7	78.3	40.9	91.9
Taxes, income and other	566.9	2,647.9	224.9	2,614.0
Deferred revenue	766.5	186.8	686.5	170.2
Sales and product allowances	188.7	2.4	173.4	2.6
Warranty	126.2	12.9	128.5	12.7
Other	484.4	70.5	323.8	77.0
Total	$3,449.5	$4,744.0	$2,686.9	$4,256.7

NOTE 9. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2014	2013
Commercial paper	$764.6	$450.0
1.3% senior unsecured notes due 2014 (the “2014 Notes”)	—	400.0
2.3% senior unsecured notes due 2016 (the “2016 Notes”)	500.0	500.0
5.625% senior unsecured notes due 2018 (the “2018 Notes”)	500.0	500.0
5.4% senior unsecured notes due 2019 (the “2019 Notes”)	750.0	750.0
3.9% senior unsecured notes due 2021 (the “2021 Notes”)	600.0	600.0
4.0% bonds due 2016 (CHF 120.0 million aggregate principal amount) (the "2016 Bonds")	129.9	—
Zero-coupon LYONs due 2021	110.6	154.1
Other	118.3	144.9
Subtotal	3,473.4	3,499.0
Less currently payable	71.9	62.3
Long-term debt	$3,401.5	$3,436.7

The 2016 Notes and the 2021 Notes are collectively referred to as the “2011 Financing Notes”. The 2011 Financing Notes, the 2018 Notes and the 2019 Notes are collectively referred to as the “Notes”.

Commercial Paper Program and Credit Facility
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Under these programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. Borrowings under the program are available for general corporate purposes, including acquisitions. The Company issued commercial paper under the Euro commercial paper program during 2014 and as of December 31, 2014, $315 million (€260 million) of commercial paper was outstanding under this program. There was no commercial paper outstanding under the Euro program as of December 31, 2013. The Company had $450 million in U.S. dollar denominated commercial paper outstanding as of both December 31, 2014 and 2013.
As of December 31, 2014, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.13% and a weighted average remaining maturity of approximately twelve days. The Company has classified its borrowings outstanding under the commercial paper program as of December 31, 2014 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate plus a margin that varies according to the Company’s long-term debt credit rating (the “Eurodollar Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the Eurodollar Rate plus 1%, plus in each case a margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid at inception of the Credit Facility, the Company is obligated to pay an annual commitment fee that varies according to its long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2014, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The non-performance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member's commitment amount. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
Other Long-Term Indebtedness
2013 Notes, 2014 Notes, 2016 Notes and 2021 Notes—On June 23, 2011, the Company completed the underwritten public offering of the 2011 Financing Notes, the $300 million principal amount of floating rate unsecured senior notes due 2013 (the "2013 Notes") and the 2014 Notes, all of which are (or in the case of the 2013 Notes and 2014 Notes were) unsecured. The 2013 Notes were issued at 100% of their principal amount, accrued interest at a floating rate equal to three-month LIBOR plus 0.25% per year and matured and were repaid in June 2013. The 2014 Notes were issued at 99.918% of their principal amount, accrued interest at the rate of 1.3% per year and matured and were repaid in June 2014. The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds from the 2011 Financing Notes, 2013 Notes and 2014 Notes offering, after deducting expenses and the underwriters’ discount, were approximately $1.8 billion and were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company paid interest on the 2013 Notes quarterly in arrears on March 21, June 21, September 21 and December 21 of each year. The Company paid interest on the 2014 Notes and pays interest on the 2016 Notes and 2021 Notes semi-annually in arrears, on June 23 and December 23 of each year.
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
2016 Bonds—In connection with the acquisition of Nobel Biocare in December 2014, the Company acquired bonds with an aggregate principal amount of CHF 120 million and a stated interest rate of 4.0% per year. In accordance with accounting for business combinations, the bonds were recorded at their fair value of CHF 127 million ($133 million based on exchange rates in effect at the time of the acquisition), as such, for accounting purposes interest charges recorded in the Company's statement of earnings reflect an effective interest rate of approximately 0.2% per year. The Company will pay interest on the 2016 Bonds annually in arrears on October 10 of each year (based on the stated 4.0% interest rate). The 2016 Bonds mature on October 10, 2016.
LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2014, an aggregate of approximately 20 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2014, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $2 million, $1 million and $1 million of contingent interest on the LYONs for each of the years ended December 31, 2014, 2013 and 2012, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
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
Covenants and Redemption Provisions Applicable to the Notes and the 2016 Bonds
The Company may redeem some or all of the 2016 Notes, the 2018 Notes and/or the 2019 Notes at any time by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. Prior to March 23, 2021 (three months prior to their maturity date), the Company may redeem some or all of the 2021 Notes by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. On or after March 23, 2021, the Company may redeem some or all of the 2021 Notes for their principal amount plus accrued and unpaid interest. At any time after 85% or more of the 2016 Bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining 2016 Bonds for their principal amount plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes, each holder of Notes may require the Company to repurchase some or all of its Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable supplemental indenture. Except in connection with a change of control triggering event as described above, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.
The indentures pursuant to which the Notes were issued each contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions, and the 2016 Bonds are subject to similar covenants. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2014, the Company was in compliance with all of its debt covenants.

Other
The minimum principal payments during the next five years are as follows: 2015 - $72 million, 2016 - $1,402 million, 2017 - $6 million, 2018 - $506 million, 2019 - $754 million and $733 million thereafter.
The Company made interest payments of $118 million, $151 million and $150 million in 2014, 2013 and 2012, respectively.

NOTE 10. PENSION BENEFIT PLANS
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
The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2014	2013	2014	2013
Change in pension benefit obligation:
Benefit obligation at beginning of year	$2,281.2	$2,506.2	$1,272.3	$1,228.2
Service cost	6.0	5.5	32.4	27.4
Interest cost	105.9	97.4	45.2	41.1
Employee contributions	—	—	9.6	6.7
Benefits paid and other	(180.7)	(160.7)	(48.3)	(48.3)
Acquisitions	—	—	84.8	30.7
Actuarial loss (gain)	273.8	(165.3)	283.3	(22.1)
Amendments, settlements and curtailments	(1.5)	(1.9)	45.3	(10.8)
Foreign exchange rate impact	—	—	(151.2)	19.4
Benefit obligation at end of year	2,484.7	2,281.2	1,573.4	1,272.3
Change in plan assets:
Fair value of plan assets at beginning of year	1,926.3	1,800.0	834.9	755.4
Actual return on plan assets	90.4	284.6	93.4	56.2
Employer contributions	51.8	4.3	61.8	53.4
Employee contributions	—	—	9.6	6.7
Amendments and settlements	(1.5)	(1.9)	39.1	(9.0)
Benefits paid and other	(180.7)	(160.7)	(48.3)	(48.3)
Acquisitions	—	—	57.0	10.6
Foreign exchange rate impact	—	—	(85.0)	9.9
Fair value of plan assets at end of year	1,886.3	1,926.3	962.5	834.9
Funded status	$(598.4)	$(354.9)	$(610.9)	$(437.4)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	4.00%	4.80%	2.25%	3.60%
Rate of compensation increase	N/A	N/A	2.95%	3.05%

Components of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2014	2013	2014	2013
Service cost	$6.0	$5.5	$32.4	$27.4
Interest cost	105.9	97.4	45.2	41.1
Expected return on plan assets	(128.8)	(125.1)	(41.5)	(34.3)
Amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of net loss	18.4	31.4	7.0	7.5
Curtailment and settlement losses (gains) recognized	0.2	—	0.7	(1.2)
Net periodic pension cost	$1.7	$9.2	$43.7	$40.3

Net periodic pension costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	4.80%	3.90%	3.60%	3.45%
Expected long-term return on plan assets	7.50%	7.50%	4.80%	4.65%
Rate of compensation increase	N/A	N/A	3.05%	3.00%

The discount rate reflects the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2014, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables which extend the life expectancy of the participants.

Included in accumulated other comprehensive loss as of December 31, 2014 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1 million ($1 million, net of tax) and unrecognized actuarial losses of approximately $1.1 billion ($720 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2014. The prior service credits and actuarial losses included in accumulated comprehensive income and expected to be recognized in net periodic pension costs during the year ending December 31, 2015 is $0.2 million ($0.1 million, net of tax) and $43 million ($30 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2015.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2014, 2013 and 2012, the Company used an expected long-term rate of return assumption of 7.5% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.5% for 2015 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.25% to 7.10% and 1.25% to 6.70% in 2014 and 2013, respectively, with a weighted average rate of return assumption of 4.80% and 4.65% in 2014 and 2013, respectively.

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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2014, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$44.6	—	—	$44.6
Equity securities:
Common stock	212.1	$24.8	—	236.9
Preferred stock	—	—	—	—
Fixed income securities:
Corporate bonds	—	150.3	—	150.3
Government issued	—	58.3	—	58.3
Mutual funds	391.0	510.3	—	901.3
Common/collective trusts	—	853.0	—	853.0
Venture capital, partnerships and other private investments	—	—	$495.2	495.2
Insurance contracts	—	109.2	—	109.2
Total	$647.7	$1,705.9	$495.2	$2,848.8

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
The following is a rollforward of the fair value of the Company's Level 3 venture capital, partnerships and other private investments ($ in millions):

Balance, January 1, 2013	$314.4
Actual return on plan assets:
Relating to assets sold during the year	(0.1)
Relating to assets still held as of December 31, 2013	24.0
Purchases	150.2
Sales	(61.2)
Balance, December 31, 2013	427.3
Actual return on plan assets:
Relating to assets sold during the year	7.0
Relating to assets still held as of December 31, 2014	15.2
Purchases	94.2
Sales	(48.5)
Balance, December 31, 2014	$495.2

Expected Contributions
During 2014, the Company contributed $52 million to its U.S. defined benefit pension plan and $62 million to its non-U.S. defined benefit pension plans. During 2015, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $25 million and $55 million, respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2015	$149.2	$47.8	$197.0
2016	151.7	51.8	203.5
2017	156.0	50.6	206.6
2018	158.4	52.7	211.1
2019	157.8	53.8	211.6
2020 – 2024	796.4	304.2	1,100.6

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2014, 2013 and 2012 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $210 million, $193 million and $181 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 11. OTHER POST-RETIREMENT EMPLOYEE BENEFIT PLANS
In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$194.8	$256.4
Service cost	1.1	1.5
Interest cost	10.3	9.1
Amendments, curtailments and other	(1.0)	(32.5)
Actuarial loss (gain)	33.2	(26.1)
Retiree contributions	3.7	6.0
Benefits paid	(20.7)	(19.6)
Benefit obligation at end of year	221.4	194.8
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(221.4)	$(194.8)

As of December 31, 2014 and 2013, $202 million and $177 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued post-retirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2014	2013
Discount rate	4.00%	4.80%
Medical trend rate – initial	7.10%	7.30%
Medical trend rate – grading period	14 years	15 years
Medical trend rate – ultimate	4.50%	4.50%

Effect of a one-percentage-point change in assumed health care cost trend rates:

($ in millions)	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$0.6	$(0.4)
Effect on post-retirement medical benefit obligation	8.1	(7.2)
The medical trend rate used to determine the post-retirement benefit obligation was 7.1% for 2014. The rate decreases gradually to an ultimate rate of 4.5% in 2028 and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.
Components of net periodic benefit cost:

($ in millions)	2014	2013
Service cost	$1.1	$1.5
Interest cost	10.3	9.1
Amortization of loss	1.4	1.4
Amortization of prior service credit	(4.1)	(6.9)
Net periodic benefit cost	$8.7	$5.1

Net periodic benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
Included in accumulated other comprehensive income as of December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $30 million ($20 million, net of tax) and unrecognized actuarial losses of $44 million ($29 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2014. The prior service credits and actuarial losses included in accumulated comprehensive income and expected to be recognized in net periodic benefit costs during the year ending December 31, 2015 is $3 million ($2 million, net of tax) and $3 million ($2 million, net of tax), respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2015	$20.1
2016	19.9
2017	19.5
2018	19.2
2019	18.8
2020 – 2024	81.2

NOTE 12. INCOME TAXES FROM CONTINUING OPERATIONS
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2014	2013	2012
United States	$1,420.9	$1,713.7	$1,349.9
International	2,060.9	1,852.3	1,660.9
Total	$3,481.8	$3,566.0	$3,010.8

The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2014	2013	2012
Current:
Federal U.S.	$291.7	$292.5	$290.5
Non-U.S.	374.9	247.6	197.2
State and local	39.5	76.3	38.9
Deferred:
Federal U.S.	201.2	239.5	175.0
Non-U.S.	(60.5)	13.3	0.8
State and local	36.6	1.8	9.1
Income tax provision	$883.4	$871.0	$711.5
The provision for income taxes from discontinued operations for the year ended December 31, 2012 was $55 million.
Net current deferred income tax assets are reflected in prepaid expenses and other current assets and net long-term deferred income tax liabilities are included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$37.2	$26.1
Inventories	94.4	116.8
Pension and post-retirement benefits	363.0	298.3
Environmental and regulatory compliance	27.2	27.5
Other accruals and prepayments	331.0	297.5
Stock-based compensation expense	128.9	118.7
Tax credit and loss carryforwards	870.1	801.0
Other	—	2.9
Valuation allowances	(330.5)	(398.0)
Total deferred tax asset	1,521.3	1,290.8
Deferred tax liabilities:
Property, plant and equipment	(169.3)	(135.3)
Insurance, including self-insurance	(870.5)	(616.4)
Basis difference in LYONs	(18.3)	(57.2)
Goodwill and other intangibles	(2,225.4)	(2,086.9)
Unrealized gains on marketable securities	(72.9)	(104.5)
Total deferred tax liability	(3,356.4)	(3,000.3)
Net deferred tax liability	$(1,835.1)	$(1,709.5)

The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1.8 billion and $1.7 billion as of December 31, 2014 and 2013, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $76 million and $57 million as of December 31, 2014 and 2013, respectively. During 2014, the Company's valuation allowance decreased by $68 million primarily due to releases of valuation allowances on net operating losses in various foreign jurisdictions and write-offs of certain foreign net operating losses and corresponding valuation allowances, partially offset by increases attributable to acquisitions and foreign net operating losses.

The effective income tax rate for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.4	1.4	1.0
Foreign income taxed at lower rate than U.S. statutory rate	(13.4)	(9.8)	(13.7)
Resolution and expiration of statutes of limitation of uncertain tax positions	1.7	(2.5)	(1.1)
Research and experimentation credits and other	0.7	0.3	2.4
Effective income tax rate	25.4%	24.4%	23.6%

The Company’s effective tax rate for each of 2014, 2013 and 2012 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rates for 2014 and 2013 also include the benefit from the reinstatement of certain tax benefits and credits resulting from the enactments of the Tax Increase Prevention Act of 2014 and the America Tax Relief Act of 2012. In addition, the effective tax rate of 25.4% in 2014 includes tax expense for audit settlements in various jurisdictions and changes in estimates associated with prior period uncertain tax positions, partially offset by the release of valuation allowances and the release of reserves upon the expiration of statutes of limitations. The effective tax rates of 24.4% in 2013 and 23.6% in 2012 include recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations, partially offset by adjustments of reserve estimates related to prior period uncertain tax positions. The matters referenced above have been treated as discrete items in the periods they occurred and in the aggregate increased the provision for income taxes by approximately 165 basis points in 2014 and reduced the provision for income taxes by approximately 20 basis points in 2013 and 30 basis points in 2012.
The Company made income tax payments related to continuing operations of $569 million, $529 million and $355 million in 2014, 2013 and 2012, respectively. In addition, the Company made tax payments related to discontinued operations, including the gain on the sale of ASI and KEO (refer to Note 3) totaling $55 million in 2012. Current income tax payable has been reduced by $82 million, $80 million, and $106 million in 2014, 2013 and 2012, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $50 million, $49 million and $70 million, respectively, and has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2014 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $380 million (net of applicable valuation allowances of $319 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2015 through 2034. In addition, the Company had general business and foreign tax credit carryforwards of $159 million (net of applicable valuation allowances of $12 million) as of December 31, 2014, which can be carried forward to various dates from 2015 to 2024.
As of December 31, 2014, gross unrecognized tax benefits totaled $728 million ($687 million, net of the impact of $172 million of indirect tax benefits offset by $131 million associated with potential interest and penalties). As of December 31, 2013, gross unrecognized tax benefits totaled $689 million ($634 million, net of the impact of $179 million of indirect tax benefits offset by $124 million associated with potential interest and penalties). The Company recognized approximately $44 million, $43 million and $34 million in potential interest and penalties associated with uncertain tax positions during 2014, 2013 and 2012, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, substantially all amounts accrued, net of indirect offsets, will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other in accrued expenses as detailed in Note 8.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2014	2013	2012
Unrecognized tax benefits, beginning of year	$689.0	$613.2	$518.3
Additions based on tax positions related to the current year	91.5	47.8	60.8
Additions for tax positions of prior years	172.5	166.9	94.7
Reductions for tax positions of prior years	(43.7)	(57.4)	(38.4)
Acquisitions and other	36.6	18.2	19.7
Lapse of statute of limitations	(36.3)	(96.1)	(20.7)
Settlements	(149.7)	(3.8)	(23.2)
Effect of foreign currency translation	(31.4)	0.2	2.0
Unrecognized tax benefits, end of year	$728.5	$689.0	$613.2
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have lower statutory tax rates than the United States include China, Denmark, Germany and the United Kingdom. The Company's ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the geographic dispersion of the Company's taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining certain of the Company's federal income tax returns for 2010 and 2011. The Company's U.S. tax returns for 2012 and 2013 remain open for examination by the IRS. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2002 through 2013.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion (approximately $190 million based on exchange rates as of December 31, 2014) including interest through December 31, 2014, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 650 million (approximately $106 million based on exchange rates as of December 31, 2014). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
As previously disclosed, German tax authorities had raised issues related to the deductibility and taxability of interest accrued by certain of the Company’s subsidiaries. In the fourth quarter of 2014, the Company entered into a settlement agreement with the German tax authorities to resolve these open matters through 2014. The Company recorded €49 million (approximately $60 million based on exchange rates as of December 31, 2014) of expense for taxes and interest related to this settlement during the fourth quarter of 2014.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $75 million within twelve months as a result of resolution of worldwide tax matters, tax audit settlements and/or statute expirations.
The Company operates in various non-U.S. tax jurisdictions where “tax holiday” income tax incentives have been granted for a specified period. These tax benefits are not material to the Company’s financial statements.

As of December 31, 2014, the Company held $2.2 billion of cash and cash equivalents outside of the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2014 and 2013, the total amount of earnings planned to be reinvested indefinitely outside the United States for which deferred taxes have not been provided was approximately $11.8 billion and $10.6 billion, respectively.

NOTE 13. OTHER INCOME
Other income for the years ended December 31 consist of the following ($ in millions):

	2014	2013	2012
Gain on sale of marketable equity securities	$122.6	$201.5	$—
Gain on sale of joint venture	—	229.8	—
Gain on sale of a product line	33.9	—	—
Total	$156.5	$431.3	$—
During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pre-tax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share). During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align Technology, Inc. ("Align") common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these marketable equity securities and recorded a pre-tax gain of $202 million ($125 million after-tax or $0.18 per diluted share).
Refer to Note 3 for information related to the $34 million gain on the Company's divestiture of its EVS/hybrid product line in 2014 and the $230 million gain on the sale of the Company's equity interest in Apex in 2013.

NOTE 14. RESTRUCTURING AND OTHER RELATED CHARGES
During 2014, the Company recorded pre-tax restructuring and other related charges totaling $154 million. Substantially all restructuring activities initiated in 2014 were completed by December 31, 2014 resulting in $127 million of employee severance and related charges and $27 million of facility exit and other related charges. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2015. During 2013, the Company recorded pre-tax restructuring and other related charges totaling $107 million. Substantially all planned restructuring activities related to the 2013 plans were completed by December 31, 2013 resulting in approximately $82 million of employee severance and related charges and $25 million of facility exit and other related charges. During 2012, the Company recorded pre-tax restructuring and other related charges totaling $123 million. Substantially all planned restructuring activities related to the 2012 plans were completed by December 31, 2012 resulting in approximately $112 million of employee severance and related charges and $11 million of facility exit and other related charges.
The nature of the Company's restructuring and related activities initiated in 2014, 2013 and 2012 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
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
Restructuring and other related charges recorded for the year ended December 31 by segment were as follows ($ in millions):

	2014	2013	2012
Test & Measurement	$34.4	$14.3	$22.2
Environmental	27.9	7.4	8.0
Life Sciences & Diagnostics	50.2	36.1	51.5
Dental	21.4	13.3	9.8
Industrial Technologies	20.2	35.6	29.1
Other	—	—	2.1
Total	$154.1	$106.7	$122.7

The table below summarizes the accrual balance and utilization by type of restructuring cost associated with the 2014 and 2013 actions ($ in millions):

	Balance as of January 1, 2013	Costs Incurred	Paid/ Settled	Balance as of December 31, 2013	Costs Incurred	Paid/ Settled	Balance as of December 31, 2014
Employee severance and related	$96.9	$82.2	$(102.8)	$76.3	$127.0	$(84.8)	$118.5
Facility exit and related	6.8	24.5	(16.4)	14.9	27.1	(26.5)	15.5
Total	$103.7	$106.7	$(119.2)	$91.2	$154.1	$(111.3)	$134.0
The restructuring and other related charges incurred during 2014 include cash charges of $143 million and $11 million of non-cash charges. The restructuring and other related charges incurred during 2013 and 2012 include cash charges of $101 million and $120 million and $6 million and $3 million of non-cash charges, respectively. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2014	2013	2012
Cost of sales	$40.9	$26.5	$34.1
Selling, general and administrative expenses	113.2	80.2	88.6
Total	$154.1	$106.7	$122.7

NOTE 15. LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to twenty years and, in some cases, contain renewal options that would extend existing terms beyond twenty years. Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are $182 million in 2015, $146 million in 2016, $117 million in 2017, $80 million in 2018, $60 million in 2019 and $100 million thereafter. Total rent expense for all operating leases was $232 million, $245 million and $247 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, January 1, 2013	$140.7
Accruals for warranties issued during the year	137.1
Settlements made	(140.1)
Additions due to acquisitions	4.0
Effect of foreign currency translation	(0.5)
Balance, December 31, 2013	141.2
Accruals for warranties issued during the year	137.0
Settlements made	(138.6)
Additions due to acquisitions	4.6
Effect of foreign currency translation	(5.1)
Balance, December 31, 2014	$139.1

NOTE 16. LITIGATION AND CONTINGENCIES
The Company is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities). These matters primarily involve claims for damages arising out of the use of the Company’s products, software and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential and/or compensatory damages, as well as injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any amounts it may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of its reserves as of December 31, 2014 will have a material effect on its consolidated financial statements.
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
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company's reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s settlement strategy. While the Company actively pursues financial recoveries from insurance providers and indemnifying parties, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements. Refer to Note 8 for information about the amount of the Company’s accruals for self-insurance and litigation liability.

In addition, the Company’s operations, products and services are subject to environmental laws and regulations in various jurisdictions, which impose limitations on the discharge of pollutants into the environment and establish standards for the generation, use, treatment, storage and disposal of hazardous and non-hazardous wastes. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with the Company's operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2014, the Company had a reserve of $119 million for environmental matters which are known or considered probable and reasonably estimable (of which $78 million are non-current), which reflects the Company's best estimate of the costs to be incurred with respect to such matters. Refer to Note 8 of the Consolidated Financial Statements for additional information about the Company’s environmental reserves.
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

As of December 31, 2014 and 2013, the Company had approximately $433 million and $379 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its financial statements.

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “2013 Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. The 2013 Repurchase Program replaced the repurchase program approved by the Company's Board of Directors in May 2010 (the “2010 Repurchase Program”).  There is no expiration date for the 2013 Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The 2013 Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2014, 20 million shares remained available for repurchase pursuant to the 2013 Repurchase Program.

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2014 and 2013. During the year ended December 31, 2012, the Company repurchased approximately 12.5 million shares of Company common stock under the 2010 Repurchase Program in open market transactions at a cost of $648 million.
Stock options and RSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan. In addition, in connection with the November 2007 Tektronix acquisition, the Company assumed the Tektronix 2005 Stock Incentive Plan and the Tektronix 2002 Stock Incentive Plan (the “Tektronix Plans”) and assumed certain outstanding stock options, restricted stock and RSUs that had been awarded to Tektronix employees under the plans. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan. No further equity awards will be issued under the 1998 Stock Option Plan or the Tektronix Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, performance stock units or any other stock based award. In May 2011 and May 2013, the Company’s shareholders approved amendments to the 2007 Stock Incentive Plan that, among other items, authorized the issuance of an additional 24 million shares pursuant to the plan bringing the total number of shares authorized for issuance under the plan to 62 million. No more than 19 million of the 62 million authorized shares may be granted in any form other than stock options or stock appreciation rights.
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

Restricted shares issued under the Tektronix Plans were granted subject to certain time-based vesting restrictions such that the restricted share awards fully vested after a period of five years. The holders of these restricted shares had the right to vote such shares and receive dividends and the shares were considered issued and outstanding at the date the award was granted. As of December 31, 2014, all of the restricted shares and RSUs granted under the Tektronix Plans have fully vested.
The options, RSUs and restricted shares generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances. In connection with the NetScout transaction disclosed in Note 3, the Company has agreed to: (i) allow stock options held by employees of the Company's communications business that are scheduled to vest between the closing date and August 4, 2015 to vest in accordance with their terms and remain exercisable for up to 90 days following such vesting date, and (ii) allow RSUs held by employees of the Company's communications business that are scheduled to vest between the closing date and August 4, 2015 to vest in accordance with their terms. As of December 31, 2014, approximately 25 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, RSUs and restricted shares, based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant, adjusted for the fact that RSUs do not accrue dividends. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2014	2013	2012
Risk-free interest rate	1.7 – 2.4%	1.0 – 2.3%	0.7 – 1.7%
Weighted average volatility	22.4%	23.6%	30.1%
Dividend yield	0.5%	0.2%	0.2%
Expected years until exercise	5.5 – 8.0	6.0 – 8.5	6.0 – 8.5

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

The following summarizes the components of the Company’s stock-based compensation expense for the years ended December 31 ($ in millions):

	2014	2013	2012
RSUs and restricted shares:
Pre-tax compensation expense	$74.9	$69.4	$61.1
Income tax benefit	(21.8)	(20.8)	(19.6)
RSU and restricted share expense, net of income taxes	53.1	48.6	41.5
Stock options:
Pre-tax compensation expense	46.2	48.3	48.8
Income tax benefit	(13.8)	(14.8)	(15.0)
Stock option expense, net of income taxes	32.4	33.5	33.8
Total stock-based compensation:
Pre-tax compensation expense	121.1	117.7	109.9
Income tax benefit	(35.6)	(35.6)	(34.6)
Total stock-based compensation expense, net of income taxes	$85.5	$82.1	$75.3
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2014, $151 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately three years. As of December 31, 2014, $129 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Both amounts will be adjusted for any future changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions; except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	32.4	$32.98
Granted	4.3	52.21
Exercised	(8.1)	25.25
Cancelled/forfeited	(1.2)	40.52
Outstanding as of December 31, 2012	27.4	37.94
Granted	3.8	64.73
Exercised	(5.1)	31.19
Cancelled/forfeited	(1.1)	47.35
Outstanding as of December 31, 2013	25.0	42.93
Granted	3.9	77.37
Exercised	(3.7)	34.98
Cancelled/forfeited	(0.9)	61.46
Outstanding as of December 31, 2014	24.3	$48.92	6	$892.6
Vested and expected to vest as of December 31, 2014 (1)	23.0	$48.00	6	$869.1
Vested as of December 31, 2014	12.9	$37.37	4	$624.3

(1)	The “Expected to Vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2014 are summarized below:

	Outstanding			Exercisable
Exercise Price	Shares (in millions)	Average Exercise Price	Average Remaining Life (in years)	Shares (in millions)	Average Exercise Price
$25.85 to $31.16	4.3	$28.61	3	4.3	$28.61
$31.17 to $38.07	4.8	36.36	3	4.1	36.23
$38.08 to $49.59	3.9	43.42	5	2.6	41.12
$49.60 to $61.53	5.7	54.22	7	1.5	52.04
$61.54 to $82.23	5.6	74.00	9	0.4	68.13
The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $154 million, $165 million and $226 million, respectively. Exercise of options during the years ended December 31, 2014, 2013 and 2012 resulted in cash receipts of $125 million, $158 million, and $201 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $46 million, $52 million, and $75 million in 2014, 2013 and 2012, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
The following summarizes information on unvested RSUs and restricted shares activity (in millions; except weighted average grant-date fair value):

	Number of RSUs/Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2012	6.0	$37.72
Granted	1.8	52.26
Vested	(1.7)	34.86
Forfeited	(0.5)	36.84
Unvested as of December 31, 2012	5.6	43.29
Granted	1.5	64.83
Vested	(1.4)	38.66
Forfeited	(0.5)	43.90
Unvested as of December 31, 2013	5.2	51.04
Granted	1.6	76.71
Vested	(1.5)	42.60
Forfeited	(0.4)	58.82
Unvested as of December 31, 2014	4.9	61.64
The Company realized a tax benefit of $36 million, $28 million and $31 million in the years ended December 31, 2014, 2013 and 2012, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs and restricted stock have been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.

In connection with the exercise of certain stock options and the vesting of RSUs and restricted shares previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2014, 568 thousand shares with an aggregate value of $43 million were withheld to satisfy the requirement. During the year ended December 31, 2013, 523 thousand shares with an aggregate value of $34 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

NOTE 18. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For each of the years ended December 31, 2014, 2013 and 2012, approximately 2 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

For the Year Ended December 31, 2014:	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,598.4	702.2	$3.70
Adjustment for interest on convertible debentures	3.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.1
Incremental shares from assumed conversion of the convertible debentures	—	4.8
Diluted EPS	$2,601.7	716.1	$3.63

For the Year Ended December 31, 2013:
Basic EPS	$2,695.0	696.0	$3.87
Adjustment for interest on convertible debentures	3.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	8.7
Incremental shares from assumed conversion of the convertible debentures	—	6.3
Diluted EPS	$2,698.3	711.0	$3.80

For the Year Ended December 31, 2012:
Basic EPS	$2,299.3	693.4	$3.32
Adjustment for interest on convertible debentures	5.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs	—	9.8
Incremental shares from assumed conversion of the convertible debentures	—	9.9
Diluted EPS	$2,305.0	713.1	$3.23

NOTE 19. SEGMENT INFORMATION
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
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2014	2013	2012
Sales:
Test & Measurement	$3,461.9	$3,417.3	$3,381.0
Environmental	3,547.3	3,316.9	3,063.5
Life Sciences & Diagnostics	7,185.7	6,856.4	6,485.1
Dental	2,193.1	2,094.9	2,022.9
Industrial Technologies	3,525.8	3,432.5	3,307.9
Total	$19,913.8	$19,118.0	$18,260.4

Operating profit:
Test & Measurement	$657.9	$669.5	$701.2
Environmental	705.2	696.5	652.5
Life Sciences & Diagnostics	1,105.9	1,009.8	861.1
Dental	304.4	304.9	293.1
Industrial Technologies	801.3	722.9	685.6
Equity method earnings related to Apex joint venture	—	—	69.9
Other	(143.4)	(128.7)	(98.3)
Total	$3,431.3	$3,274.9	$3,165.1

Identifiable assets:
Test & Measurement	$5,434.4	$5,495.0	$5,505.8
Environmental	3,824.9	3,584.5	3,146.6
Life Sciences & Diagnostics	13,743.9	13,614.7	13,305.2
Dental	6,224.3	4,095.1	4,079.9
Industrial Technologies	4,149.0	4,363.6	4,235.6
Other	3,615.2	3,519.3	2,667.9
Total	$36,991.7	$34,672.2	$32,941.0

Depreciation and amortization:
Test & Measurement	$132.5	$135.1	$132.3
Environmental	85.7	62.7	48.9
Life Sciences & Diagnostics	539.0	517.3	478.2
Dental	85.0	83.3	92.4
Industrial Technologies	88.8	89.2	80.8
Other	7.5	7.4	7.2
Total	$938.5	$895.0	$839.8

	2014	2013	2012
Capital expenditures, gross:
Test & Measurement	$33.9	$38.8	$37.5
Environmental	76.1	46.5	29.5
Life Sciences & Diagnostics	391.1	386.7	296.8
Dental	24.4	30.7	30.2
Industrial Technologies	70.6	47.1	49.0
Other	1.4	1.7	15.3
Total	$597.5	$551.5	$458.3

Operations in Geographical Areas
Year Ended December 31

($ in millions)	2014	2013	2012
Sales:
United States	$8,513.5	$8,109.3	$7,809.8
China	1,740.4	1,631.8	1,443.5
Germany	1,205.6	1,182.8	1,111.3
All other (each country individually less than 5% of total sales)	8,454.3	8,194.1	7,895.8
Total	$19,913.8	$19,118.0	$18,260.4

Long-lived assets:
United States	$16,888.3	$15,673.7	$15,980.8
Germany	1,875.1	1,939.7	1,957.1
All other (each country individually less than 5% of total long-lived assets)	8,797.0	7,945.1	7,415.3
Total	$27,560.4	$25,558.5	$25,353.2

Sales by Major Product Group
Year Ended December 31

($ in millions)	2014	2013	2012
Analytical & physical instrumentation	$6,538.4	$6,278.5	$6,000.8
Medical & dental products	9,381.6	8,958.0	8,509.1
Motion & industrial automation controls	1,554.5	1,559.1	1,592.4
Product identification	1,611.2	1,551.5	1,410.3
All other	828.1	770.9	747.8
Total	$19,913.8	$19,118.0	$18,260.4

NOTE 20. QUARTERLY DATA-UNAUDITED ($ in millions, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014:
Sales	$4,662.7	$4,963.6	$4,870.3	$5,417.2
Gross profit	2,452.9	2,620.2	2,565.7	2,803.7
Operating profit	788.9	889.3	865.8	887.3
Net earnings	579.7	676.4	680.6	661.7
Net earnings per share:
Basic	$0.83	$0.96	$0.97	$0.94
Diluted	$0.81	$0.95	$0.95	$0.92

2013:
Sales	$4,444.7	$4,737.5	$4,669.1	$5,266.7
Gross profit	2,325.7	2,495.5	2,424.7	2,711.7
Operating profit	730.9	843.6	812.4	888.0
Net earnings	691.9	616.8	597.0	789.3
Net earnings per share:
Basic	$1.00	$0.89	$0.86	$1.13	*
Diluted	$0.98	$0.87	$0.84	$1.11
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
Management’s annual report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2014 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisition of more than 97% of the outstanding common stock of Nobel Biocare on December 11, 2014 and completed the acquisition of Devicor Medical Products on December 3, 2014. Since the Company has not yet fully incorporated the internal controls and procedures of either of these businesses into the Company’s internal control over financial reporting, management excluded each of these businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Nobel Biocare and Devicor Medical Products constituted approximately 7% and 1% of the Company’s total assets as of December 31, 2014, respectively, and each accounted for less than 1% of the Company’s total revenues for the year then ended.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
In February 2015, Thomas P. Joyce, Jr., Danaher’s President and Chief Executive Officer, entered into a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Exchange Act and Danaher’s policy with respect to the adoption of 10b5-1 plans. The plan is intended to allow Mr. Joyce to, over an extended period of time on pre-arranged dates, exercise and sell options that are approaching their expiration dates and sell shares acquired upon the vesting of restricted stock units.

Under the plan, Mr. Joyce may sell in the open market at prevailing prices on specified dates (subject to minimum price thresholds set forth in the plan) an aggregate of up to 135,741 shares to be acquired upon vesting of restricted stock units and upon exercise of stock options that are scheduled to expire in February 2017. Any sales will be made during the period from April 2015 until the plan terminates in January 2016. The transactions under the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Certain other officers and directors of Danaher may from time to time enter into trading plans established in accordance with Rule 10b5-1. Except to the extent required by law, Danaher does not undertake to report Rule 10b5-1 plans that may be adopted by any officers or directors in the future or to report any modifications or terminations of any publicly announced trading plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2015 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2015 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2015 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2015 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2 - Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2015 annual meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 106 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

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

4.7	Form of 2.3% Senior Notes due 2016	Included in Exhibit 4.6

4.8
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.9% Senior Notes due 2021
Incorporated by reference from Exhibit 4.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.9	Form of 3.9% Senior Notes due 2021	Included in Exhibit 4.8

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 (Commission File Number: 1-8089)

10.7	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (Commission File Number: 1-8089)

10.8	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 (Commission File Number: 1-8089)

10.9	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.10	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.11	Amendment to Danaher Corporation and Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.30 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.12	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation's Current Report on Form 8-K filed on May 9, 2012 (Commission File Number: 1-8089)

10.13	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.14	Employment Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr., dated as of July 18, 2000 and as subsequently amended*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012 (Commission File Number: 1-8089)

10.15	Transition Agreement by and between Danaher Corporation and H. Lawrence Culp, Jr. dated April 16, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on April 16, 2014 (Commission File Number: 1-8089)

10.16	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009* (1)

10.17	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

10.18	Form of Agreement Regarding Competition and Protection of Proprietary Interests (without severance)* (2)

10.19	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 (Commission File Number: 1-8089)

10.20
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

10.21	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Goldman, Sachs & Co., as Dealer, dated May 5, 2006	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.22	Commercial Paper Issuing and Paying Agent Agreement by and between Danaher Corporation and Deutsche Bank Trust Company Americas, dated May 5, 2006	Incorporated by reference from Exhibit 10.23 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.23	Commercial Paper Dealer Agreement between Danaher Corporation, as Issuer, and Citigroup Global Markets Inc., as Dealer, dated November 6, 2006	Incorporated by reference from Exhibit 10.24 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File Number: 1-8089)

10.24	Dealer Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Barclays Bank PLC as Dealer and Arranger, dated December 6, 2011	Incorporated by reference from Exhibit 10.23 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.25
Issuing and Paying Agency Agreement among Danaher Luxembourg Finance S.A., as Issuer, Danaher Corporation, as Guarantor and Deutsche Bank AG, London Branch, as Issuing and Paying Agent, dated December 6, 2011
Incorporated by reference from Exhibit 10.24 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.26	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.27	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (4)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.28	Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 7, 2014 (5)	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (Commission File Number: 1-8089)

10.29	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.30	Letter Agreement by and between Danaher Corporation and Mark A. Beck, dated as of March 6, 2014*

11.1	Computation of per-share earnings (6)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

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
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Daniel L. Comas, William K. Daniel II and James A. Lico that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.16, except as to the name of the counterparty.

(2)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into an agreement with Mark A. Beck that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.18.

(3)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.26, except as to the referenced aircraft and the name of the counterparty.

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.27, except as to the referenced aircraft and, in certain cases, the name of the counterparty.

(5)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Daniel L. Comas that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.28, except as to the name of the counterparty.

(6)	See Note 18, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Financial Statements.
(7)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 24, 2015	By:	/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 24, 2015
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 24, 2015
Mitchell P. Rales
Chairman of the Executive Committee

/s/ DONALD J. EHRLICH	February 24, 2015
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 24, 2015
Linda Hefner Filler
Director

/s/ THOMAS P. JOYCE, JR.	February 24, 2015
Thomas P. Joyce, Jr.
President, Chief Executive Officer and Director

/s/ TERI LIST-STOLL	February 24, 2015
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 24, 2015
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 24, 2015
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 24, 2015
Alan G. Spoon
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 24, 2015
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 24, 2015
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 24, 2015
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write Offs, Write Downs & Deductions	Balance at End of Period (a)
Year Ended December 31, 2014:
Allowances deducted from asset account
Allowance for doubtful accounts	$151.4	$42.8	$(5.9)	$13.3	(b)	$(49.9)	$151.7
Year Ended December 31, 2013:
Allowances deducted from asset account
Allowance for doubtful accounts	$151.1	$29.8	$(1.6)	$4.2	(b)	$(32.1)	$151.4
Year Ended December 31, 2012:
Allowances deducted from asset account
Allowance for doubtful accounts	$145.2	$39.7	$(0.7)	$4.6	(b)	$(37.7)	$151.1

Notes:

(a)	Amounts include allowance for doubtful accounts classified as current and non-current.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed.