Form 10-Q
period 2015-04-03
DANAHER CORP /DE/
filed 2015-04-23
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 17, 2015 was 707,525,745.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	April 3, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$2,511.0	$3,005.6
Trade accounts receivable, net	3,446.9	3,633.8
Inventories:
Finished goods	965.6	932.8
Work in process	263.3	276.6
Raw materials	668.3	622.1
Total inventories	1,897.2	1,831.5
Prepaid expenses and other current assets	919.3	960.4
Total current assets	8,774.4	9,431.3
Property, plant and equipment, net of accumulated depreciation of $2,577.4 and $2,594.1, respectively	2,135.9	2,203.0
Other assets	1,092.1	1,024.0
Goodwill	16,711.5	16,964.2
Other intangible assets, net	7,358.4	7,369.2
Total assets	$36,072.3	$36,991.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$123.7	$71.9
Trade accounts payable	1,732.3	1,875.0
Accrued expenses and other liabilities	3,096.7	3,449.5
Total current liabilities	4,952.7	5,396.4
Other long-term liabilities	4,675.1	4,744.0
Long-term debt	3,053.8	3,401.5
Stockholders’ equity:
Common stock - $0.01 par value	8.0	7.9
Additional paid-in capital	4,623.6	4,480.9
Retained earnings	20,797.3	20,323.0
Accumulated other comprehensive income (loss)	(2,107.9)	(1,433.7)
Total Danaher stockholders’ equity	23,321.0	23,378.1
Non-controlling interests	69.7	71.7
Total stockholders’ equity	23,390.7	23,449.8
Total liabilities and stockholders’ equity	$36,072.3	$36,991.7

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales	$4,873.3	$4,662.7
Cost of sales	(2,273.3)	(2,209.8)
Gross profit	2,600.0	2,452.9
Operating costs:
Selling, general and administrative expenses	(1,486.7)	(1,350.6)
Research and development expenses	(339.1)	(313.4)
Operating profit	774.2	788.9
Non-operating income (expense):
Interest expense	(30.2)	(32.5)
Interest income	2.3	4.9
Earnings before income taxes	746.3	761.3
Income taxes	(176.5)	(181.6)
Net earnings	$569.8	$579.7
Net earnings per share:
Basic	$0.81	$0.83
Diluted	$0.79	$0.81
Average common stock and common equivalent shares outstanding:
Basic	707.2	700.1
Diluted	718.7	714.8

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Net earnings	$569.8	$579.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(679.8)	(7.2)
Pension and post-retirement plan benefit adjustments	7.0	(1.0)
Unrealized (loss) gain on available-for-sale securities	(1.4)	12.3
Total other comprehensive income (loss), net of income taxes	(674.2)	4.1
Comprehensive income (loss)	$(104.4)	$583.8

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2014	792.5	$7.9	$4,480.9	$20,323.0	$(1,433.7)	$71.7
Net earnings for the period	—	—	—	569.8	—	—
Other comprehensive loss	—	—	—	—	(674.2)	—
Dividends declared	—	—	—	(95.5)	—	—
Common stock-based award activity	2.3	0.1	98.4	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $12.9	1.0	—	44.3	—	—	—
Change in non-controlling interests	—	—	—	—	—	(2.0)
Balance, April 3, 2015	795.8	$8.0	$4,623.6	$20,797.3	$(2,107.9)	$69.7

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net earnings	$569.8	$579.7
Non-cash items:
Depreciation	138.5	132.2
Amortization	108.9	92.5
Stock-based compensation expense	31.4	29.0
Change in trade accounts receivable, net	125.6	(5.9)
Change in inventories	(119.0)	(67.0)
Change in trade accounts payable	(91.3)	(96.8)
Change in prepaid expenses and other assets	(0.1)	36.2
Change in accrued expenses and other liabilities	(240.2)	(188.7)
Net cash provided by operating activities	523.6	511.2
Cash flows from investing activities:
Cash paid for acquisitions	(487.6)	(162.8)
Payments for additions to property, plant and equipment	(119.2)	(130.9)
Payments for purchases of investments	(87.1)	—
All other investing activities	3.2	9.0
Net cash used in investing activities	(690.7)	(284.7)
Cash flows from financing activities:
Proceeds from the issuance of common stock	61.6	30.0
Payment of dividends	(70.4)	(17.4)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(247.5)	3.1
Repayments of borrowings (maturities longer than 90 days)	(1.2)	(1.0)
All other financing activities	(3.3)	—
Net cash (used in) provided by financing activities	(260.8)	14.7
Effect of exchange rate changes on cash and equivalents	(66.7)	(9.9)
Net change in cash and equivalents	(494.6)	231.3
Beginning balance of cash and equivalents	3,005.6	3,115.2
Ending balance of cash and equivalents	$2,511.0	$3,346.5
Supplemental disclosures:
Cash interest payments	$37.3	$37.2
Cash income tax payments	$101.0	$68.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2014 and the Notes thereto included in the Company’s 2014 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 3, 2015 and December 31, 2014, and its results of operations and its cash flows for the three months ended April 3, 2015 and March 28, 2014.
Accumulated Other Comprehensive Income (Loss) - The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For- Sale Securities	Total
For the Three Months Ended April 3, 2015:
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9	$(1,433.7)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(679.8)	—		(2.3)	(682.1)
Income tax impact	—	—		0.9	0.9
Other comprehensive income (loss) before reclassifications, net of income taxes	(679.8)	—		(1.4)	(681.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	10.3	(1)	—	10.3
Income tax impact	—	(3.3)		—	(3.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	7.0		—	7.0
Net current period other comprehensive income (loss), net of income taxes	(679.8)	7.0		(1.4)	(674.2)
Balance, April 3, 2015	$(1,501.6)	$(720.8)		$114.5	$(2,107.9)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities	Total
For the Three Months Ended March 28, 2014:
Balance, December 31, 2013	$413.2	$(366.7)		$168.0	$214.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(7.2)	(5.5)		19.6	6.9
Income tax impact	—	1.1		(7.3)	(6.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(7.2)	(4.4)		12.3	0.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.3	(1)	—	5.3
Income tax impact	—	(1.9)		—	(1.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.4		—	3.4
Net current period other comprehensive income (loss), net of income taxes	(7.2)	(1.0)		12.3	4.1
Balance, March 28, 2014	$406.0	$(367.7)		$180.3	$218.6

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

New Accounting Standards - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. Management has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company's financial statements.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2014, reference is made to the financial statements as of and for the year ended December 31, 2014 and Note 2 thereto included in the Company’s 2014 Annual Report on Form 10-K.
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company's existing product offerings to key target markets and enter into new and profitable businesses, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2015 and 2014 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The Company evaluated whether any adjustments to the prior periods' purchase price allocations were material and concluded no retrospective adjustment to prior period financial statements was required.
During the first three months of 2015, the Company acquired three businesses for total consideration of $488 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these three businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $245 million. The Company preliminarily recorded an aggregate of $183 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the three months ended April 3, 2015 ($ in millions):

Trade accounts receivable	$56.4
Inventories	23.0
Property, plant and equipment	20.3
Goodwill	183.3
Other intangible assets, primarily customer relationships, trade names and technology	196.2
Trade accounts payable	(8.1)
Other assets and liabilities, net	17.2
Assumed debt	(0.7)
Net cash consideration	$487.6

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2015 and 2014 acquisitions as if they had occurred as of January 1, 2014. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales	$4,894.9	$5,015.2
Net earnings	584.2	568.7
Diluted net earnings per share	0.81	0.80

The 2014 unaudited pro forma revenue and earnings set forth above were adjusted to include the impact of non-recurring acquisition date fair value adjustments to inventory related to the Nobel Biocare acquisition (which acquisition occurred in December 2014) of $27 million pre-tax. The 2015 unaudited pro forma revenue and earnings were adjusted to exclude the impact of the above noted acquisition date fair value adjustments.

NOTE 3. DISTRIBUTION OF COMMUNICATIONS BUSINESS
In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. ("NetScout") to combine the majority of the Company's Test & Measurement segment's communications business with NetScout (Danaher will retain the data communications cable installation business and the communication service provider (field and test tool systems) business of Fluke Networks and these will become part of the Test & Measurement segment’s instruments business following the closing of the transaction). The transaction will be structured as a distribution of the communications business to Danaher shareholders in either a spin-off transaction, a split-off transaction, or a combination split-off and spin-off, followed by a merger of the communications business with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. If Danaher elects a spin-off, all Danaher shareholders will participate pro-rata. If Danaher elects a split-off, Danaher will conduct an exchange offer pursuant to which its shareholders will elect whether to exchange Danaher shares for common units of the communications business. If the split-off exchange offer is not fully subscribed, the additional common units of the communications business held by Danaher will be distributed in a spin-off on a pro-rata basis to Danaher shareholders. Danaher will determine which approach it will take prior to closing the transaction and no decision has been made at this time. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 60% of the shares of NetScout common stock outstanding following the combination.
The transaction remains subject to approval by NetScout’s shareholders, other customary closing conditions, Danaher’s receipt of a ruling by the U.S. Internal Revenue Service and an opinion of counsel regarding certain tax matters, and the absence of a material adverse change with respect to either the communications business or NetScout.  On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice.  On March 19, 2015, NetScout and Danaher certified substantial compliance with the second request, and on April 22, 2015, NetScout received notification from the U.S. Department of Justice that it has closed its investigation into the transaction. Upon the closing of the transaction, the Company will classify the communications business as a discontinued operation in its historical financial statements. For the year ended December 31, 2014, sales of the communications business to be combined with NetScout were $760 million. The transaction is expected to close in mid-2015.

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2014	$16,964.2
Attributable to 2015 acquisitions	183.3
Foreign currency translation & other	(436.0)
Balance, April 3, 2015	$16,711.5

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	April 3, 2015	December 31, 2014
Test & Measurement	$3,197.4	$3,238.4
Environmental	1,894.1	1,937.3
Life Sciences & Diagnostics	6,331.0	6,345.2
Dental	3,047.4	3,142.9
Industrial Technologies	2,241.6	2,300.4
Total goodwill	$16,711.5	$16,964.2

The Company has not identified any "triggering" events which indicate a potential impairment of goodwill in 2015.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2015:
Assets:
Available-for-sale securities	$342.3	—	—	$342.3
Liabilities:
Deferred compensation plans	—	$75.3	—	75.3
December 31, 2014:
Assets:
Available-for-sale securities	$257.5	—	—	$257.5
Liabilities:
Deferred compensation plans	—	$75.0	—	75.0

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

Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	April 3, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$342.3	$342.3	$257.5	$257.5
Liabilities:
Short-term borrowings	123.7	123.7	71.9	71.9
Long-term borrowings	3,053.8	3,400.2	3,401.5	3,809.1

As of April 3, 2015 and December 31, 2014, available-for-sale securities and short and long-term borrowings were categorized as Level 1.

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

NOTE 6. FINANCING
As of April 3, 2015, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	April 3, 2015	December 31, 2014
Commercial paper	$450.0	$764.6
2.3% senior unsecured notes due 2016	500.0	500.0
5.625% senior unsecured notes due 2018	500.0	500.0
5.4% senior unsecured notes due 2019	750.0	750.0
3.9% senior unsecured notes due 2021	600.0	600.0
4.0% bonds due 2016 (CHF 120.0 million aggregate principal amount)	133.0	129.9
Zero-coupon LYONs due 2021	79.8	110.6
Other	164.7	118.3
Subtotal	3,177.5	3,473.4
Less currently payable	123.7	71.9
Long-term debt	$3,053.8	$3,401.5

For a full description of the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K.
During the three months ended April 3, 2015, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 1.0 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $13 million was transferred to additional paid-in capital as a result of the conversions.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of April 3, 2015, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.17% and a weighted average remaining maturity of approximately seven days. There was no commercial paper outstanding under the Euro commercial paper program as of April 3, 2015. The Company has classified its borrowings outstanding under the commercial paper program as of April 3, 2015 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of April 3, 2015, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Service cost	$1.5	$1.5	$11.4	$8.0
Interest cost	24.1	26.5	8.7	11.7
Expected return on plan assets	(32.8)	(32.3)	(9.5)	(10.5)
Amortization of actuarial loss	6.5	4.6	4.4	1.7
Amortization of prior service credit	—	—	(0.1)	—
Settlement losses recognized	—	—	(0.4)	—
Net periodic pension cost	$(0.7)	$0.3	$14.5	$10.9

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended
	April 3, 2015	March 28, 2014
Service cost	$0.3	$0.3
Interest cost	2.0	2.1
Amortization of actuarial loss	0.7	—
Amortization of prior service credit	(0.8)	(1.0)
Net periodic benefit cost	$2.2	$1.4

Net periodic pension and benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

Employer Contributions
During 2015, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $25 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate for the three months ended April 3, 2015 was 23.7% as compared to 23.9% for the three months ended March 28, 2014.
The Company's effective tax rate for 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for both the three months ended April 3, 2015 and March 28, 2014 includes tax effects of certain discrete items specific to the quarter, none of which are significant individually or in the aggregate.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion (approximately $174 million based on exchange rates as of April 3, 2015) including interest through April 3, 2015, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 663 million (approximately $96 million based on exchange rates as of April 3, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the

National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three months ended April 3, 2015.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of April 3, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K. As of April 3, 2015, approximately 24 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
In 2015, the Company introduced into its executive equity compensation program performance stock units ("PSUs") that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three-year performance period. As a result, effective in 2015 one-half of the annual equity awards granted to the Company's executive officers are granted as stock options, one-quarter are granted as restricted stock units ("RSUs") and one-quarter are granted as PSUs. The PSUs are issued under the Company's 2007 Stock Incentive Plan.
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model ("Black-Scholes") to value options granted during the three months ended April 3, 2015:

Risk-free interest rate	1.55% - 1.86%
Weighted average volatility	23.3%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Months Ended
	April 3, 2015	March 28, 2014
RSUs/PSUs:
Pre-tax compensation expense	$19.4	$17.9
Income tax benefit	(5.9)	(5.2)
RSU/PSU expense, net of income taxes	13.5	12.7
Stock options:
Pre-tax compensation expense	12.0	11.1
Income tax benefit	(3.6)	(3.4)
Stock option expense, net of income taxes	8.4	7.7
Total stock-based compensation:
Pre-tax compensation expense	31.4	29.0
Income tax benefit	(9.5)	(8.6)
Total stock-based compensation expense, net of income taxes	$21.9	$20.4

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 3, 2015, $166 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of April 3, 2015, $138 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	24.3	$48.92
Granted	1.2	87.04
Exercised	(1.7)	34.02
Cancelled/forfeited	(0.3)	56.16
Outstanding as of April 3, 2015	23.5	$51.74	6	$767.4
Vested and expected to vest as of April 3, 2015 (1)	22.4	$50.89	6	$747.6
Vested as of April 3, 2015	12.8	$39.06	4	$577.0

(1)	The “Expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 3, 2015. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the three months ended April 3, 2015 and March 28, 2014 was $84 million and $33 million, respectively. Exercise of options during the first three months of 2015 and 2014 resulted in cash receipts of $55 million and $26 million, respectively. The Company realized a tax benefit of $26 million in the three months ended April 3, 2015 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2014	4.9	$61.64
Granted	0.5	85.28
Vested	(0.6)	47.92
Forfeited	(0.2)	63.83
Unvested as of April 3, 2015	4.6	$66.13
The Company realized a tax benefit of $19 million in the three months ended April 3, 2015 related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first three months of 2015, 261 thousand shares with an aggregate value of $23 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 15 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2014	$139.1
Accruals for warranties issued during the period	28.9
Settlements made	(33.4)
Additions due to acquisitions	0.4
Effect of foreign currency translation	(2.6)
Balance, April 3, 2015	$132.4

NOTE 11. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For both the three months ended April 3, 2015 and March 28, 2014, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended April 3, 2015:
Basic EPS	$569.8	707.2	$0.81
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.4
Incremental shares from assumed conversion of the convertible debentures	—	3.1
Diluted EPS	$570.4	718.7	$0.79

For the Three Months Ended March 28, 2014:
Basic EPS	$579.7	700.1	$0.83
Adjustment for interest on convertible debentures	0.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	9.4
Incremental shares from assumed conversion of the convertible debentures	—	5.3
Diluted EPS	$580.4	714.8	$0.81

NOTE 12. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There has been no material change in total assets or liabilities by segment since December 31, 2014.
Segment results are shown below ($ in millions):

	Sales		Operating Profit
	Three Months Ended		Three Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Test & Measurement	$857.5	$871.0	$170.7	$192.7
Environmental	823.2	768.7	160.6	145.6
Life Sciences & Diagnostics	1,695.7	1,659.6	215.5	219.7
Dental	662.4	509.7	60.1	75.5
Industrial Technologies	834.5	853.7	205.2	191.7
Other	—	—	(37.9)	(36.3)
Total	$4,873.3	$4,662.7	$774.2	$788.9

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2014 and Notes thereto, included in the Company’s 2014 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three months ended April 3, 2015 included in this Report.

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
See Part I – Item 1A of the Company’s 2014 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia with the exception of Japan and Australia.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products, services and software with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment.  The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.

Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased during the first quarter of 2015 as compared to the comparable period of 2014 resulting in aggregate year-over-year sales growth from existing businesses of 5.0%. The Company's continued investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Year-over-year sales growth in the three months ended April 3, 2015, particularly related to sales of services and consumables, also benefited from additional days in the Company's first fiscal quarter of 2015 as compared to the first fiscal quarter of 2014. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year. Geographically, sales from existing businesses in both the high-growth and developed markets grew at mid-single digit rates during the first quarter of 2015 as compared to the comparable period of 2014. Growth rates in the high-growth markets were somewhat higher than in developed markets led by strength in China and India, partially offset by weakness in Russia and Latin America. High-growth markets represented approximately 28% of the Company's total sales in the first quarter of 2015. Sales from existing businesses in developed markets were driven primarily by growth in North America and Europe, offset somewhat by declines in Japan. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.
Acquisitions
During the first three months of 2015, the Company acquired three businesses for total consideration of $488 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences & Diagnostics, Dental, and Industrial Technologies segments. The aggregate annual sales of these three businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $245 million.
Distribution of Communications Business
In the fourth quarter of 2014, Danaher entered into a definitive agreement with NetScout Systems, Inc. ("NetScout") to combine the majority of the Company's Test & Measurement segment's communications business with NetScout (Danaher will retain the data communications cable installation business and the communication service provider (field and test tool systems) business of Fluke Networks and these will become part of the Test & Measurement segment’s instruments business following the closing of the transaction). The transaction will be structured as a distribution of the communications business to Danaher shareholders in either a spin-off transaction, a split-off transaction, or a combination split-off and spin-off, followed by a merger of the communications business with a subsidiary of NetScout for consideration of 62.5 million NetScout shares, subject to adjustment. Both the distribution and merger are expected to qualify as tax-free transactions to Danaher and its shareholders, except to the extent that cash is paid to Danaher stockholders in lieu of fractional shares. If Danaher elects a spin-off, all Danaher shareholders will participate pro-rata. If Danaher elects a split-off, Danaher will conduct an exchange offer pursuant to which its shareholders will elect whether to exchange Danaher shares for common units of the communications business. If the split-off exchange offer is not fully subscribed, the additional common units of the communications business held by Danaher will be distributed in a spin-off on a pro-rata basis to Danaher shareholders. Danaher will determine which approach it will take prior to closing the transaction and no decision has been made at this time. At closing, depending on the number of shares of NetScout common stock outstanding, Danaher shareholders will receive approximately 60% of the shares of NetScout common stock outstanding following the combination.
The transaction remains subject to approval by NetScout’s shareholders, other customary closing conditions, Danaher’s receipt of a ruling by the U.S. Internal Revenue Service and an opinion of counsel regarding certain tax matters, and the absence of a material adverse change with respect to either the communications business or NetScout.  On December 24, 2014, NetScout received a request for additional information (“second request”) from the U.S. Department of Justice.  On March 19, 2015, NetScout and Danaher certified substantial compliance with the second request, and on April 22, 2015, NetScout received notification from the U.S. Department of Justice that it has closed its investigation into the transaction. Upon the closing of the transaction, the Company will classify the communications business as a discontinued operation in its historical financial statements. For the year ended December 31, 2014, sales of the communications business to be combined with NetScout were $760 million. The transaction is expected to close in mid-2015.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales for the three months ended April 3, 2015 by approximately 6.5%, primarily due to the continued strengthening of the U.S. dollar against most major currencies as compared to exchange rate levels during the comparable period of 2014. If the currency exchange rates in effect as of April 3,

2015 were to prevail throughout the remainder of 2015, currency exchange rates would reduce the Company’s estimated full-year 2015 sales by approximately 6.0% on a year-over-year basis. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended April 3, 2015 increased 4.5% compared to the three months ended March 28, 2014. Sales from existing businesses contributed 5.0% growth, and sales from acquired businesses contributed 6.0% growth on a year-over-year basis. Currency translation decreased reported sales by 6.5% on a year-over-year basis.
In this report, references to sales from existing businesses refers to sales calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. References to sales volume refer to the impact of both price and unit sales.
Operating profit margins were 15.9% for the three months ended April 3, 2015 as compared to 16.9% in the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a strengthening U.S. dollar - 25 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses and the product line disposition which occurred in the third quarter of 2014 - 85 basis points

•
Acquisition related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition (which acquisition occurred in December 2014) - 40 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended
	April 3, 2015	March 28, 2014
Test & Measurement	$857.5	$871.0
Environmental	823.2	768.7
Life Sciences & Diagnostics	1,695.7	1,659.6
Dental	662.4	509.7
Industrial Technologies	834.5	853.7
Total	$4,873.3	$4,662.7

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
Test & Measurement Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Sales	$857.5	$871.0
Operating profit	170.7	192.7
Depreciation	9.6	10.6
Amortization	22.2	22.6
Operating profit as a % of sales	19.9%	22.1%
Depreciation as a % of sales	1.1%	1.2%
Amortization as a % of sales	2.6%	2.6%

Components of Sales Growth

% Change Three Months Ended April 3, 2015 vs. Comparable 2014 Period
Existing businesses	2.5%
Acquisitions	0.5%
Currency exchange rates	(4.5)%
Total	(1.5)%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three month period ended April 3, 2015 and are reflected as a component of the change in sales from existing businesses. On an overall basis, sales from existing businesses in the segment’s instruments, mobile tool and wheel service businesses grew during the three month period ended April 3, 2015, which was partly offset by sales declines in the segment's communications businesses.
Sales from existing businesses in the segment's instruments businesses grew at a mid-single digit rate during the three months ended April 3, 2015, as compared to the comparable period of 2014, due to increased year-over-year sales of industrial, thermography and electrical test products, primarily from strong sales in developed markets and from new product introductions. Geographically, growth was led by increased demand in North America, China and Western Europe.
Sales from existing businesses in the segment's communications businesses declined at a mid-teens rate during the three months ended April 3, 2015, as compared to the comparable period of 2014 as certain large North American network management solutions customers are in the process of migrating to next-generation communication network technology infrastructures, and as a result delayed capital spending on their networks. The communications business is actively working with these customers to support this transition, including by increasing research and development investments to develop solutions that address these next generation technology requirements, and, in the first quarter of 2015, the business began delivering the first phase of its next-generation product. This decline in North America was slightly offset by growth in Western Europe. In addition, in the segment’s network security product line sales from existing businesses grew year-over-year, led by Western Europe. The

Company expects sales from existing businesses to grow on a year-over-year basis for the full year 2015 as next-generation communication products are brought to market.
As noted above, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth.
As noted above, in the fourth quarter of 2014 Danaher entered into a definitive agreement with NetScout to combine Danaher’s communications business with NetScout. See Note 3 to the Consolidated Condensed Financial Statements for additional information related to this transaction.
Operating profit margins declined 220 basis points during the three months ended April 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect in 2015 of acquired businesses - 5 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
The mix of product sales, particularly lower levels of high margin communications business sales, as well as incremental year-over-year costs associated with various new product development and sales and marketing growth investments and the effect of a strengthening U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 225 basis points

ENVIRONMENTAL
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
Environmental Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Sales	$823.2	$768.7
Operating profit	160.6	145.6
Depreciation	12.8	10.0
Amortization	9.0	8.0
Operating profit as a % of sales	19.5%	18.9%
Depreciation as a % of sales	1.6%	1.3%
Amortization as a % of sales	1.1%	1.0%

Components of Sales Growth

% Change Three Months Ended April 3, 2015 vs. Comparable 2014 Period
Existing businesses	8.5%
Acquisitions	4.5%
Currency exchange rates	(6.0)%
Total	7.0%

Year-over-year price increases in the segment had a negligible impact on sales during the three months ended April 3, 2015.
Sales from existing businesses in the segment's water quality businesses grew at a high-single digit rate during the three months ended April 3, 2015 as compared to the comparable period of 2014. Sales growth in the analytical instrumentation product line was led primarily by continued strong sales of instruments and related consumables and service in North America and Western Europe offset somewhat by declines in China. Year-over-year sales growth in the business' chemical treatment solutions product line was due primarily to continued sales force investments in the U.S. market and continued international expansion. Year-over-year sales in the business' ultraviolet water disinfection product line also grew during the first three months of 2015 due to improved demand in municipal end markets in the United States and Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a high-single digit rate during the three months ended April 3, 2015 as compared to the comparable period of 2014 as demand for the business' dispenser systems, point-of-sale systems, service and vapor recovery products continues to be strong in North America and China. Customers, primarily in the United States, have begun to upgrade point-of-sale systems to comply with upcoming deadlines for enhanced security requirements based on the EMV global standard and the Company expects this trend to continue to drive growth throughout 2015.
As noted above, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth.
Operating profit margins increased 60 basis points during the three months ended April 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.

2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a strengthening U.S. dollar - 175 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 115 basis points

LIFE SCIENCES & DIAGNOSTICS
The Company’s diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians' offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences business offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.
Life Sciences & Diagnostics Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Sales	$1,695.7	$1,659.6
Operating profit	215.5	219.7
Depreciation	89.9	89.6
Amortization	46.5	39.2
Operating profit as a % of sales	12.7%	13.2%
Depreciation as a % of sales	5.3%	5.4%
Amortization as a % of sales	2.7%	2.4%

Components of Sales Growth

% Change Three Months Ended April 3, 2015 vs. Comparable 2014 Period
Existing businesses	5.0%
Acquisitions	4.5%
Currency exchange rates	(7.5)%
Total	2.0%

Year-over-year price increases in the segment had a negligible impact on sales during the three months ended April 3, 2015.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during the three month period ended April 3, 2015 as compared to the comparable period of 2014. Demand in the clinical business increased on a year over-year-basis led by continuing growth in North America and China with strong demand for immunoassay product lines. Continued strong global consumable sales related to the installed base of acute care instruments drove the majority of the year-over-year sales growth in the acute care diagnostic business, which was led by North America,Western Europe, Asia and the Middle East. Increased demand for advanced staining systems and consumables across all major geographies drove the majority of the year-over-year sales growth in the pathology diagnostics business. Strong demand for histology consumables, led by North America, also contributed to this growth.
Sales from existing businesses in the segment's life sciences businesses grew at a mid-single digit rate for the three month period ended April 3, 2015 as compared to the comparable period of 2014. Geographically, sales grew on a year-over-year basis in North America, Western Europe and China but declined in Japan where government and academic funding continues to be soft compared to the strong growth reported in the comparable 2014 period. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the applied markets in North America, Western Europe and China offset somewhat by declines in Japan. Sales of microscopy products decreased on a year-over-year basis as growth in North America, Western Europe and China was more than offset by declines in Japan and other high-growth markets. Demand for the business' cellular analysis and sample preparation product lines was strong during the first quarter of 2015 as compared to the comparable period in 2014, particularly in North America, Western Europe and China but was offset somewhat by year-over-year sales declines in Japan.
As noted above, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth.
Operating profit margins declined 50 basis points during the three months ended April 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.

2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a strengthening U.S. dollar - 115 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 165 basis points

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

Dental Selected Financial Data

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Sales	$662.4	$509.7
Operating profit	60.1	75.5
Depreciation	12.7	8.7
Amortization	22.1	11.8
Operating profit as a % of sales	9.1%	14.8%
Depreciation as a % of sales	1.9%	1.7%
Amortization as a % of sales	3.3%	2.3%

Components of Sales Growth

% Change Three Months Ended April 3, 2015 vs. Comparable 2014 Period
Existing businesses	(0.5)%
Acquisitions	39.0%
Currency exchange rates	(8.5)%
Total	30.0%

Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three month period ended April 3, 2015 and are reflected as a component of the change in sales from existing businesses.
During the three months ended April 3, 2015, sales from existing businesses decreased slightly on a year-over-year basis. Strong year-over-year sales of orthodontic products and treatment units and continued increased demand for instruments and implant products, particularly in high-growth markets, was more than offset by softness in demand for general consumables and imaging products, due primarily to destocking in the North American distribution channel. Weaker sales performance in Japan due to a difficult prior year comparison when customers increased purchases ahead of the country's April 1, 2014 value added tax increase also unfavorably impacted year-over-year sales growth in the first quarter of 2015. The acquisition of Nobel Biocare in December 2014 has provided additional sales and earnings growth opportunities for the Company’s Dental segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the area of implant based tooth replacements.
As noted above, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth.
Operating profit margins declined 570 basis points during the three months ended April 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.

2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
The incremental net accretive effect in 2015 of acquired businesses. As Nobel Biocare is integrated into the Company, the Company expects to continue to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Nobel Biocare - 115 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 300 basis points

•
Lower 2015 sales volumes from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a strengthening U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 385 basis points

Depreciation and amortization both increased during the three months ended April 3, 2015 as compared to the comparable period of 2014 due primarily to the impact of recently acquired businesses.

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
Industrial Technologies Selected Financial Data

	Three Months Ended
	April 3, 2015	March 28, 2014
Sales	$834.5	$853.7
Operating profit	205.2	191.7
Depreciation	11.4	11.5
Amortization	9.1	10.9
Operating profit as a % of sales	24.6%	22.5%
Depreciation as a % of sales	1.4%	1.3%
Amortization as a % of sales	1.1%	1.3%

Components of Sales Growth

% Change Three Months Ended April 3, 2015 vs. Comparable 2014 Period
Existing businesses	7.0%
Acquisitions (divestitures), net	(3.5)%
Currency exchange rates	(6.0)%
Total	(2.5)%

Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period ended April 3, 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a high-single digit rate during the three months ended April 3, 2015 as compared to the comparable period of 2014, due to continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions. Geographically, year-over-year sales growth was led by North America and Western Europe.
Sales from existing businesses in the segment’s automation businesses grew at a mid-single digit rate during the three months ended April 3, 2015 as compared to the comparable period of 2014. Continued strong growth in industrial automation, North America distribution and medical related end-markets and improved year-over-year demand in the defense and technology related end-markets during the quarter, was partially offset by lower year-over-year demand in agricultural related end-markets. Geographically, sales grew on a year-over-year basis in all major geographies, with particular strength in Western Europe, China and other high-growth markets. During the third quarter of 2014, the Company sold its electric vehicle systems/hybrid product line. The impact of this divestiture is reflected in "Acquisitions (divestitures), net" in the Components of Sales Growth table above as the disposition was not deemed a discontinued operation for financial reporting purposes.
Sales from existing businesses in the segment’s other businesses collectively grew at a mid-single digit rate during the three months ended April 3, 2015 as compared to the comparable period of 2014, primarily due to continued improving demand in the segment's sensors and controls businesses, and to a lesser extent, growth in the engine retarder business.
As noted above, the additional days in the Company's first fiscal quarter of 2015 also contributed to year-over-year sales growth.

Operating profit margins increased 210 basis points during the three months ended April 3, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 185 basis points

•	The incremental net accretive effect in 2015 of the product line disposition which occurred in the third quarter of 2014 - 25 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Sales	$4,873.3	$4,662.7
Cost of sales	(2,273.3)	(2,209.8)
Gross profit	2,600.0	2,452.9
Gross profit margin	53.4%	52.6%

The year-over-year increase in cost of sales during the three month period ended April 3, 2015 as compared to the comparable period in 2014, is due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014, partially offset by incremental year-over-year cost savings associated with the restructuring actions and continued productivity improvements taken in 2014.

The year-over-year increase in gross profit margins during the three month period ended April 3, 2015 as compared to the comparable period in 2014, is due primarily to the favorable impact of higher year-over-year sales volumes, higher gross profit margins of recently acquired businesses and incremental year-over-year cost savings associated with 2014 restructuring activities and continued productivity improvements, partially offset by acquisition related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014.

OPERATING EXPENSES

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Sales	$4,873.3	$4,662.7
Selling, general and administrative ("SG&A") expenses	1,486.7	1,350.6
Research and development ("R&D") expenses	339.1	313.4
SG&A as a % of sales	30.5%	29.0%
R&D as a % of sales	7.0%	6.7%

Selling, general and administrative expenses as a percentage of sales increased 150 basis points on a year-over-year basis for the three month period ended April 3, 2015 compared with the comparable period of 2014. The increase in selling, general and administrative expenses as a percentage of sales was driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses.

Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased 30 basis points on a year-over-year basis during the three months ended April 3, 2015 as compared to the comparable period in 2014 due primarily to incremental year-over-year increases in investments in the Company's new product development initiatives and higher relative spending levels at recently acquired businesses.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 of the Consolidated Condensed Financial Statements.

Interest expense of $30 million for the three months ended April 3, 2015 was $2 million lower than the comparable period of 2014. The decrease in interest expense for the three months ended April 3, 2015 results primarily from the repayment of the $400 million principal amount of 1.3% senior notes due 2014 upon maturity in June 2014.

INCOME TAXES
The Company’s effective tax rate for the three months ended April 3, 2015 was 23.7% as compared to 23.9% for the three months ended March 28, 2014.
The Company's effective tax rate for 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for both the three months ended April 3, 2015 and March 28, 2014 includes tax effects of certain discrete items specific to the quarter, none of which are significant individually or in the aggregate.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany and the United Kingdom. The Company's ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the geographic dispersion of the Company's taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining certain of the Company's federal income tax returns for 2010 through 2013. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Norway, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2002 through 2013.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion (approximately $174 million based on exchange rates as of April 3, 2015) including interest through April 3, 2015, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 663 million (approximately $96 million based on exchange rates as of April 3, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
The effective tax rate for the balance of 2015 is forecasted to be approximately 23.5% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME

For the three months ended April 3, 2015, comprehensive income decreased by $688 million as compared to the comparable period of 2014, primarily due to the impact of foreign currency translation adjustments resulting from the continued strengthening of the U.S. dollar compared to most major currencies during the first quarter of 2015.  For the three months ended April 3, 2015, the Company recorded a foreign currency translation loss of $680 million compared to a translation loss of $7 million for the three months ended March 28, 2014.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three month period ended April 3, 2015.

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
Following is an overview of the Company’s cash flows and liquidity for the three months ended April 3, 2015:
Overview of Cash Flows and Liquidity

	Three Months Ended
($ in millions)	April 3, 2015	March 28, 2014
Total operating cash flows	$523.6	$511.2

Cash paid for acquisitions	$(487.6)	$(162.8)
Payments for additions to property, plant and equipment	(119.2)	(130.9)
Payments for purchases of investments	(87.1)	—
All other investing activities	3.2	9.0
Net cash used in investing activities	$(690.7)	$(284.7)

Proceeds from the issuance of common stock	$61.6	$30.0
Payment of dividends	(70.4)	(17.4)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(247.5)	3.1
Repayments of borrowings (maturities longer than 90 days)	(1.2)	(1.0)
All other financing activities	(3.3)	—
Net cash (used in) provided by financing activities	$(260.8)	$14.7

•
Operating cash flows increased $12 million during the first three months of 2015 as compared to the first three months of 2014. Cash flow increases generated from higher non-cash charges for depreciation, amortization and stock compensation and lower levels of investment in working capital compared to 2014, were partially offset by increased income tax payments during 2015 compared to 2014.

•
Cash paid for acquisitions constituted the most significant use of cash during the first three months of 2015. The Company acquired three businesses during the first three months of 2015 for total consideration (net of cash acquired) of $488 million.

•	As of April 3, 2015, the Company held approximately $2.5 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows were $524 million for the first three months of 2015, an increase of $12 million as compared to the comparable period of 2014. The year-over-year change in operating cash flows from 2014 to 2015 was primarily attributable to the following factors:

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $85 million in operating cash flows during the first three months of 2015, compared to $170 million used in the comparable period of 2014. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $240 million of operating cash during the first three months of 2015, compared to $153 million used in the comparable period of 2014. The timing of cash payments for income taxes as well as payments of various employee related liabilities, including with respect to recently acquired companies, drove the majority of this change.

•
Net earnings for the first three months of 2015 decreased $10 million and included an increase of $23 million of depreciation and amortization expense as compared to the comparable period of 2014. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to increases in assets leased to customers and the impact of recently acquired businesses. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $691 million during the first three months of 2015 compared to $285 million of cash used in the first three months of 2014. For a discussion of the Company’s acquisitions during the first three months of 2015 refer to “—Overview.”

Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $12 million on a year-over-year basis for the first three months of 2015 compared to 2014 due primarily to the timing of these investments within the year. For the full year 2015, the Company expects capital spending to be between $650 million and $700 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance of common stock, excess tax benefits from stock-based compensation, and payments of cash dividends to shareholders. Financing activities used cash of $261 million during the first three months of 2015 compared to $15 million of cash provided by financing activities in the comparable period of 2014. The year-over-year increase in cash used in financing activities is due primarily to $248 million of net repayments of commercial paper borrowings primarily under the Euro commercial paper program in the first quarter of 2015.
For a description of the Company’s outstanding debt as of April 3, 2015, refer to Note 6 of the Consolidated Condensed Financial Statements. As of April 3, 2015, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of April 3, 2015, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.17% and a weighted average remaining maturity of approximately seven days. There was no commercial paper outstanding under the Euro commercial paper program as of April 3, 2015. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. The Company has classified its borrowings outstanding under the commercial paper program as of April 3, 2015 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program is provided by a $2.5 billion unsecured multi-currency revolving credit facility with a syndicate of banks that expires on July 15, 2016 (the “Credit Facility”). The Credit Facility can also be used for working capital and other general corporate purposes. As of April 3, 2015, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the

Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
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
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three months ended April 3, 2015.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of April 3, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
Aggregate cash payments for dividends during the first three months of 2015 were $70 million. This is higher than the amount paid in the comparable period of 2014, as the Company increased its quarterly dividend rate in 2014 effective with respect to the dividend paid in the second quarter of 2014. In the first quarter of 2015, the Company declared a regular quarterly dividend of $0.135 per share payable on April 24, 2015 to holders of record on March 27, 2015, reflecting a 35% increase in the per share amount of the Company's quarterly dividend compared to the first quarter of 2014.
Cash and Cash Requirements
As of April 3, 2015, the Company held approximately $2.5 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.4%. Of this amount, $844 million was held within the United States and approximately $1.7 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of April 3, 2015, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

CRITICAL ACCOUNTING POLICIES
There were no material changes during the three months ended April 3, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2014 Annual Report on Form 10-K. There were no material changes during the three months ended April 3, 2015 to this information reported in the Company’s 2014 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Relating to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of Danaher’s 2014 Annual Report on Form 10-K.
There were no material changes during the three months ended April 3, 2015 to the risk factors described in Danaher's 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three month period ended April 3, 2015.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plans) and for other corporate purposes. As of April 3, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the first quarter of 2015, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 1,048,214 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (1)

3.2	Amended and Restated By-laws of Danaher Corporation (2)

10.1	Danaher Corporation 2007 Stock Incentive Plan Performance Stock Unit Agreement*

11.1	Computation of per-share earnings (3)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

* Indicates management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089).

(2)	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089).

(3)	See Note 11, “Net Earnings Per Share”, to our Consolidated Condensed Financial Statements.

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of April 3, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Earnings for the three months ended April 3, 2015 and March 28, 2014, (iii) Consolidated Condensed Statements of Comprehensive Income for the three months ended April 3, 2015 and March 28, 2014, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three months ended April 3, 2015, (v) Consolidated Condensed Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	April 22, 2015	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	April 22, 2015	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer