Form 10-Q
period 2015-07-03
DANAHER CORP /DE/
filed 2015-07-23
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 20, 2015 was 683,488,074.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	July 3, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$3,342.0	$3,005.6
Trade accounts receivable, net	3,565.2	3,633.8
Inventories:
Finished goods	978.8	932.8
Work in process	260.6	276.6
Raw materials	672.8	622.1
Total inventories	1,912.2	1,831.5
Prepaid expenses and other current assets	835.1	960.4
Total current assets	9,654.5	9,431.3
Property, plant and equipment, net of accumulated depreciation of $2,679.5 and $2,594.1, respectively	2,161.3	2,203.0
Other assets	1,138.6	1,024.0
Goodwill	16,935.1	16,964.2
Other intangible assets, net	7,097.3	7,369.2
Total assets	$36,986.8	$36,991.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$110.1	$71.9
Trade accounts payable	1,744.1	1,875.0
Accrued expenses and other liabilities	3,201.4	3,449.5
Total current liabilities	5,055.6	5,396.4
Other long-term liabilities	4,706.5	4,744.0
Long-term debt	3,052.7	3,401.5
Stockholders’ equity:
Common stock - $0.01 par value	8.0	7.9
Additional paid-in capital	4,728.1	4,480.9
Retained earnings	21,397.2	20,323.0
Accumulated other comprehensive income (loss)	(2,032.1)	(1,433.7)
Total Danaher stockholders’ equity	24,101.2	23,378.1
Non-controlling interests	70.8	71.7
Total stockholders’ equity	24,172.0	23,449.8
Total liabilities and stockholders’ equity	$36,986.8	$36,991.7

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$5,127.1	$4,963.6	$10,000.4	$9,626.3
Cost of sales	(2,366.9)	(2,343.4)	(4,640.2)	(4,553.2)
Gross profit	2,760.2	2,620.2	5,360.2	5,073.1
Operating costs:
Selling, general and administrative expenses	(1,484.2)	(1,394.5)	(2,970.9)	(2,745.1)
Research and development expenses	(344.9)	(336.4)	(684.0)	(649.8)
Operating profit	931.1	889.3	1,705.3	1,678.2
Non-operating income (expense):
Other income	—	19.2	—	19.2
Interest expense	(29.8)	(33.2)	(60.0)	(65.7)
Interest income	2.3	3.7	4.6	8.6
Earnings before income taxes	903.6	879.0	1,649.9	1,640.3
Income taxes	(208.0)	(202.6)	(384.5)	(384.2)
Net earnings	$695.6	$676.4	$1,265.4	$1,256.1
Net earnings per share:
Basic	$0.98	$0.96	$1.79	$1.79
Diluted	$0.97	$0.95	$1.76	$1.76
Average common stock and common equivalent shares outstanding:
Basic	709.5	701.2	708.4	700.6
Diluted	719.6	715.6	719.2	715.2

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net earnings	$695.6	$676.4	$1,265.4	$1,256.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	44.8	59.1	(635.0)	51.9
Pension and post-retirement plan benefit adjustments	7.1	3.5	14.1	2.5
Unrealized gain on available-for-sale securities	23.9	24.6	22.5	36.9
Total other comprehensive income (loss), net of income taxes	75.8	87.2	(598.4)	91.3
Comprehensive income	$771.4	$763.6	$667.0	$1,347.4

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2014	792.5	$7.9	$4,480.9	$20,323.0	$(1,433.7)	$71.7
Net earnings for the period	—	—	—	1,265.4	—	—
Other comprehensive loss	—	—	—	—	(598.4)	—
Dividends declared	—	—	—	(191.2)	—	—
Common stock-based award activity	3.8	0.1	197.9	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $14.4	1.2	—	49.3	—	—	—
Change in non-controlling interests	—	—	—	—	—	(0.9)
Balance, July 3, 2015	797.5	$8.0	$4,728.1	$21,397.2	$(2,032.1)	$70.8

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	July 3, 2015	June 27, 2014
Cash flows from operating activities:
Net earnings	$1,265.4	$1,256.1
Non-cash items:
Depreciation	279.7	272.6
Amortization	216.0	187.5
Stock-based compensation expense	60.8	55.0
Pre-tax gain on sales of investments	—	(19.2)
Change in trade accounts receivable, net	44.7	(158.7)
Change in inventories	(108.5)	(58.8)
Change in trade accounts payable	(101.8)	(51.0)
Change in prepaid expenses and other assets	101.0	81.4
Change in accrued expenses and other liabilities	(139.7)	(62.0)
Net cash provided by operating activities	1,617.6	1,502.9
Cash flows from investing activities:
Cash paid for acquisitions	(598.9)	(606.7)
Payments for additions to property, plant and equipment	(258.1)	(278.6)
Payments for purchases of investments	(87.1)	—
Proceeds from sales of investments	—	25.0
All other investing activities	6.5	11.2
Net cash used in investing activities	(937.6)	(849.1)
Cash flows from financing activities:
Proceeds from the issuance of common stock	131.5	60.9
Payment of dividends	(165.9)	(87.4)
Net repayments of borrowings (maturities of 90 days or less)	(259.9)	(13.4)
Repayments of borrowings (maturities longer than 90 days)	(1.8)	(403.6)
All other financing activities	(3.3)	—
Net cash used in financing activities	(299.4)	(443.5)
Effect of exchange rate changes on cash and equivalents	(44.2)	(4.4)
Net change in cash and equivalents	336.4	205.9
Beginning balance of cash and equivalents	3,005.6	3,115.2
Ending balance of cash and equivalents	$3,342.0	$3,321.1
Supplemental disclosures:
Cash interest payments	$57.7	$60.3
Cash income tax payments	$225.1	$238.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation ("Danaher" or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2014 and the Notes thereto included in the Company’s 2014 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 3, 2015 and December 31, 2014, and its results of operations for the three and six months ended July 3, 2015 and June 27, 2014 and its cash flows for each of the six month periods then ended.
Accumulated Other Comprehensive Income (Loss) - The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities	Total
For the Three Months Ended July 3, 2015:
Balance, April 3, 2015	$(1,501.6)	$(720.8)		$114.5	$(2,107.9)
Other comprehensive income (loss) before reclassifications:
Increase	44.8	—		38.3	83.1
Income tax impact	—	—		(14.4)	(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	44.8	—		23.9	68.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	10.4	(1)	—	10.4
Income tax impact	—	(3.3)		—	(3.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	7.1		—	7.1
Net current period other comprehensive income (loss), net of income taxes	44.8	7.1		23.9	75.8
Balance, July 3, 2015	$(1,456.8)	$(713.7)		$138.4	$(2,032.1)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain on Available-For- Sale Securities		Total
For the Three Months Ended June 27, 2014:
Balance, March 28, 2014	$406.0	$(367.7)		$180.3		$218.6
Other comprehensive income (loss) before reclassifications:
Increase	59.1	—		58.7		117.8
Income tax impact	—	—		(22.1)		(22.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	59.1	—		36.6		95.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	5.4	(1)	(19.2)	(2)	(13.8)
Income tax impact	—	(1.9)		7.2		5.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.5		(12.0)		(8.5)
Net current period other comprehensive income (loss), net of income taxes	59.1	3.5		24.6		87.2
Balance, June 27, 2014	$465.1	$(364.2)		$204.9		$305.8
For the Six Months Ended July 3, 2015:
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9		$(1,433.7)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(635.0)	—		36.0		(599.0)
Income tax impact	—	—		(13.5)		(13.5)
Other comprehensive income (loss) before reclassifications, net of income taxes	(635.0)	—		22.5		(612.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	20.7	(1)	—		20.7
Income tax impact	—	(6.6)		—		(6.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	14.1		—		14.1
Net current period other comprehensive income (loss), net of income taxes	(635.0)	14.1		22.5		(598.4)
Balance, July 3, 2015	$(1,456.8)	$(713.7)		$138.4		$(2,032.1)
For the Six Months Ended June 27, 2014:
Balance, December 31, 2013	$413.2	$(366.7)		$168.0		$214.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	51.9	(5.5)		78.3		124.7
Income tax impact	—	1.1		(29.4)		(28.3)
Other comprehensive income (loss) before reclassifications, net of income taxes	51.9	(4.4)		48.9		96.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	10.7	(1)	(19.2)	(2)	(8.5)
Income tax impact	—	(3.8)		7.2		3.4
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	6.9		(12.0)		(5.1)
Net current period other comprehensive income (loss), net of income taxes	51.9	2.5		36.9		91.3
Balance, June 27, 2014	$465.1	$(364.2)		$204.9		$305.8

(1)  This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(2)  Included in other income in the accompanying Consolidated Condensed Statement of Earnings.

New Accounting Standards - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. Management has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company's financial statements.

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
During the first six months of 2015, the Company acquired seven businesses for total consideration of $599 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these seven businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $305 million. The Company preliminarily recorded an aggregate of $269 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended July 3, 2015 ($ in millions):

Trade accounts receivable	$55.3
Inventories	26.4
Property, plant and equipment	20.6
Goodwill	269.3
Other intangible assets, primarily customer relationships, trade names and technology	205.8
Trade accounts payable	(11.4)
Other assets and liabilities, net	32.9
Net cash consideration	$598.9

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

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$5,132.9	$5,317.8	$10,042.7	$10,348.0
Net earnings	695.5	691.2	1,279.5	1,267.8
Diluted net earnings per share	0.97	0.97	1.78	1.78
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
Pending Acquisition
On May 12, 2015, Danaher and Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and Pall Corporation ("Pall"), a New York corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire all of the outstanding shares of common stock of Pall for $127.20 per share in cash, for a total enterprise value of approximately $13.8 billion, including assumed debt and net of acquired cash (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases. In its fiscal year ended July 2014, Pall generated consolidated revenues of approximately $2.8 billion, with approximately $1.5 billion from its Life Sciences segment and approximately $1.3 billion from its Industrial segment. The Life Sciences segment serves customers in the biopharmaceutical market, as well as food and beverage and medical markets. The Industrial segment serves customers in the process technologies, aerospace and microelectronics markets. The acquisition of Pall is expected to provide additional sales and earnings growth opportunities for the Company by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Under the Merger Agreement, Merger Sub will, subject to the satisfaction or waiver of specified conditions, merge with and into Pall (the “Merger”), with Pall surviving the Merger as an indirect, wholly-owned subsidiary of the Company. The Merger is expected to be completed in the second half of 2015. The Company expects to finance the transaction primarily with available cash and proceeds from the issuance of commercial paper and other indebtedness, including the Euronotes described in Note 6. The closing of the Merger is subject to customary closing conditions, including, among other things, approval of the Merger by holders of at least two-thirds of the outstanding shares of Pall common stock, receipt of required antitrust approvals and the absence of a material adverse effect on Pall. The Merger Agreement can be terminated by the Company or Pall under certain circumstances, and Pall will be required to pay the Company a termination fee of approximately $423 million in connection with certain terminations.

NOTE 3. DANAHER SEPARATION AND DISPOSITION OF COMMUNICATIONS BUSINESS
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent publicly traded companies (the “Separation”). Consummation of the Separation will create:

•
a science and technology growth company (“New Danaher”). This company will retain the Danaher name and will include businesses that generated approximately $16.5 billion in revenues (adjusted to include the revenues of Pall - refer to Note 2), in their most recently completed fiscal year; and

•	a diversified industrial growth company (“NewCo”). The businesses expected to comprise NewCo generated approximately $6.0 billion in revenues in their most recently completed fiscal year.

The transaction is expected to occur through a tax-free separation. The Company is targeting to complete the Separation by the end of 2016, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service and receipt of other regulatory approvals.
Disposition of Communications Business
On July 14, 2015, the Company consummated the split-off of the majority of its Test & Measurement segment's communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company's Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. ("NetScout"). Danaher shareholders who participated in the exchange offer tendered 26.0 million shares of Danaher common stock and received 62.5 million of NetScout shares which represents approximately 60% of the shares of NetScout common stock outstanding following the combination.
As the disposition occurred during the third quarter of 2015, the Company will classify the communications business as a discontinued operation in its historical financial statements beginning in the third quarter of 2015. The Company also expects to report a non-cash gain on the transaction representing the difference between the fair value of the Danaher shares tendered by Danaher's shareholders over the carrying value of the net assets transferred to shareholders. Finalization of this gain will occur in the third quarter of 2015 and will be included in the results of discontinued operations in future reporting periods. For the year ended December 31, 2014, the disposed communications business had revenues of $760 million. Below is a summary of the communications business' sales and operating profit ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$167.1	$180.1	$345.7	$403.6
Operating profit	(3.1)	13.7	16.0	64.6

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2014	$16,964.2
Attributable to 2015 acquisitions	269.3
Foreign currency translation & other	(298.4)
Balance, July 3, 2015	$16,935.1
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	July 3, 2015	December 31, 2014
Test & Measurement	$3,203.7	$3,238.4
Environmental	1,953.4	1,937.3
Life Sciences & Diagnostics	6,394.1	6,345.2
Dental	3,127.3	3,142.9
Industrial Technologies	2,256.6	2,300.4
Total goodwill	$16,935.1	$16,964.2
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 3, 2015:
Assets:
Available-for-sale securities	$380.6	—	—	$380.6
Liabilities:
Deferred compensation plans	—	$76.3	—	76.3
December 31, 2014:
Assets:
Available-for-sale securities	$257.5	—	—	$257.5
Liabilities:
Deferred compensation plans	—	$75.0	—	75.0
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
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	July 3, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$380.6	$380.6	$257.5	$257.5
Liabilities:
Short-term borrowings	110.1	110.1	71.9	71.9
Long-term borrowings	3,052.7	3,380.0	3,401.5	3,809.1
As of July 3, 2015 and December 31, 2014, available-for-sale securities and short and long-term borrowings were categorized as Level 1.
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

NOTE 6. FINANCING
As of July 3, 2015, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	July 3, 2015	December 31, 2014
Commercial paper	$450.0	$764.6
2.3% senior unsecured notes due 2016	500.0	500.0
5.625% senior unsecured notes due 2018	500.0	500.0
5.4% senior unsecured notes due 2019	750.0	750.0
3.9% senior unsecured notes due 2021	600.0	600.0
4.0% bonds due 2016 (CHF 120.0 million aggregate principal amount)	135.7	129.9
Zero-coupon LYONs due 2021	76.7	110.6
Other	150.4	118.3
Subtotal	3,162.8	3,473.4
Less currently payable	110.1	71.9
Long-term debt	$3,052.7	$3,401.5
For a full description of the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K.
During the six months ended July 3, 2015, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 1.2 million shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $14 million was transferred to additional paid-in capital as a result of the conversions.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of July 3, 2015, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately seven days. There was no commercial paper outstanding under the Euro commercial paper program as of July 3, 2015. The Company has classified its borrowings outstanding under the commercial paper program as of July 3, 2015, as well as its 2.3% senior unsecured notes due June 2016, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the credit facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
Credit support for the commercial paper program during the second quarter of 2015 was provided by a $2.5 billion unsecured multi-year revolving credit facility with a syndicate of banks that was scheduled to expire on July 15, 2016 (the "Superseded Credit Facility"). As of July 3, 2015, no borrowings were outstanding under the Superseded Credit Facility as mentioned above and the Company was in compliance with all covenants under such facility. In addition to the Superseded Credit Facility, the Company has entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit. On July 10, 2015, the Superseded Credit Facility was replaced by an expanded credit facility described below.
On July 8, 2015, DH Europe Finance S.A., a wholly-owned finance subsidiary of the Company completed the underwritten public offering of each of the following series of euro-denominated senior unsecured notes (collectively, the “Euronotes”):

•
€500 million aggregate principal amount of floating rate senior notes due 2017 (the “2017 Euronotes”). The 2017 Euronotes were issued at 100% of their principal amount, will mature on June 30, 2017 and bear interest at a floating rate equal to three-month EURIBOR plus 0.45% per year.

•
€600 million aggregate principal amount of 1.0% senior notes due 2019 (the “2019 Euronotes”). The 2019 Euronotes were issued at 99.696% of their principal amount, will mature on July 8, 2019 and bear interest at the rate of 1.0% per year.

•
€800 million aggregate principal amount of 1.7% senior notes due 2022 (the “2022 Euronotes”). The 2022 Euronotes were issued at 99.651% of their principal amount, will mature on January 4, 2022 and bear interest at the rate of 1.7% per year.

•
€800 million aggregate principal amount of 2.5% senior notes due 2025 (the “2025 Euronotes”). The 2025 Euronotes were issued at 99.878% of their principal amount, will mature on July 8, 2025 and bear interest at the rate of 2.5% per year.

The Euronotes are fully and unconditionally guaranteed by the Company. Danaher received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.7 billion and anticipates using the net proceeds from the offering to pay a portion of the purchase price for the acquisition of Pall and for general corporate purposes. Interest on the Euronotes will be payable:

•	on the floating rate 2017 Euronotes quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2015;

•	on the 2019 Euronotes and 2025 Euronotes annually in arrears on July 8 of each year, commencing on July 8, 2016; and

•	on the 2022 Euronotes annually in arrears on January 4 of each year, commencing on January 4, 2016.
The indenture under which the Euronotes were issued contains customary covenants, all of which the Company was in compliance with as of July 22, 2015.
At any time prior to April 8, 2019 (three months prior to the maturity date of the 2019 Euronotes), in the case of the 2019 Euronotes, January 4, 2022 (the maturity date of the 2022 Euronotes), in the case of the 2022 Euronotes and April 8, 2025 (three months prior to the maturity date of the 2025 Euronotes), in the case of the 2025 Euronotes, the Company may redeem the applicable series of Euronotes, in whole or in part, by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. If the Company does not consummate the acquisition of Pall on or prior to May 12, 2016, or if the merger agreement in respect of the Pall acquisition is terminated prior to that date, the Company will be required to redeem, in whole and not in part, each series of Euronotes on the special mandatory redemption date specified in the indenture at a redemption price equal to 101% of the aggregate principal amount of the Euronotes outstanding, plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Euronotes, each holder of Euronotes may require the Company to repurchase some or all of its Euronotes at a purchase price equal to 101% of the principal amount of the Euronotes, plus accrued and unpaid interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the indenture.
In connection with the Euronotes offering, the Company entered into €2.7 billion of currency exchange forward contracts to lock in a U.S. dollar value which is approximately equal to the aggregate principal amount owed under the Euronotes, with an average conversion rate of $1.106 per €1.00.
In addition, on July 10, 2015, the Company expanded the aggregate capacity of its U.S. and Euro commercial paper programs to $11.0 billion. The Company also expanded its credit facility borrowing capacity to $11.0 billion to provide liquidity support for issuances under such programs. The Company replaced its existing $2.5 billion unsecured multi-year revolving credit facility with an amended and restated $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “5-Year Credit Facility”), and entered into a new $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016, subject to the Company’s option to convert any then-outstanding borrowings into term loans that are due and payable one year following such expiration date (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”).
The Company intends to use proceeds from the issuance of commercial paper to fund a portion of the purchase price for the Pall acquisition (refer to Note 2), and the increase in the size of the Company’s commercial paper programs is intended to provide sufficient capacity therefor. The Company also anticipates that a portion of the commercial paper that will be issued to finance the Pall acquisition will be refinanced with net proceeds from the future issuance of debt securities. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
Under the Credit Facilities, borrowings (other than bid loans under the 5-Year Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the 5-Year Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under each Credit Facility that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of July 22, 2015, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under each facility.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Service cost	$1.5	$1.5	$3.0	$3.0
Interest cost	24.5	26.5	48.6	53.0
Expected return on plan assets	(33.4)	(32.3)	(66.2)	(64.6)
Amortization of actuarial loss	6.5	4.6	13.0	9.2
Net periodic pension cost	$(0.9)	$0.3	$(1.6)	$0.6

Non-U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Service cost	$11.3	$8.0	$22.7	$16.0
Interest cost	8.6	11.8	17.3	23.5
Expected return on plan assets	(9.5)	(10.6)	(19.0)	(21.1)
Amortization of actuarial loss	4.1	1.8	8.5	3.5
Amortization of prior service credit	—	—	(0.1)	—
Settlement gain recognized	(0.1)	—	(0.5)	—
Net periodic pension cost	$14.4	$11.0	$28.9	$21.9

The following sets forth the components of the Company’s net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	2.0	2.1	4.0	4.2
Amortization of actuarial loss	0.7	—	1.4	—
Amortization of prior service credit	(0.8)	(1.0)	(1.6)	(2.0)
Net periodic benefit cost	$2.2	$1.4	$4.4	$2.8
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

NOTE 8. INCOME TAXES
The Company’s effective tax rate for the three and six months ended July 3, 2015 was 23.0% and 23.3%, respectively, as compared to 23.0% and 23.4% for the three and six months ended June 27, 2014, respectively.
The Company's effective tax rate for 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for each of the three and six months ended July 3, 2015 reflects benefits from foreign exchange losses and expiration of statutes of limitation, partially offset by tax expense incurred for transactions in preparation for the disposition of the Company's communications business to NetScout (refer to Note 3). The Company incurred $17 million ($0.02 per diluted share) of discrete tax expense in the second quarter of 2015 on transactions related to this disposition. The Company also realized other discrete tax benefits of $16 million (0.02 per diluted share) during the three months ended July 3, 2015 which offset this charge. The effective tax rate for the three and six months ended June 27, 2014 includes tax benefits in foreign tax jurisdictions for release of valuation allowances and expiration of statutes of limitation, partially offset by audit settlements in various tax jurisdictions.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion including interest through July 3, 2015 (approximately $178 million based on exchange rates as of July 3, 2015), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 675 million including interest through July 3, 2015 (approximately $100 million based on exchange rates as of July 3, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or six months ended July 3, 2015.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of July 3, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form

10-K. As of July 3, 2015, approximately 24 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
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
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model ("Black-Scholes") to value options granted during the six months ended July 3, 2015:

Risk-free interest rate	1.6% - 1.9%
Weighted average volatility	23.2%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
RSUs/PSUs:
Pre-tax compensation expense	$18.7	$15.9	$38.1	$33.8
Income tax benefit	(6.5)	(4.4)	(12.4)	(9.6)
RSU/PSU expense, net of income taxes	12.2	11.5	25.7	24.2
Stock options:
Pre-tax compensation expense	10.7	10.1	22.7	21.2
Income tax benefit	(3.7)	(2.9)	(7.3)	(6.3)
Stock option expense, net of income taxes	7.0	7.2	15.4	14.9
Total stock-based compensation:
Pre-tax compensation expense	29.4	26.0	60.8	55.0
Income tax benefit	(10.2)	(7.3)	(19.7)	(15.9)
Total stock-based compensation expense, net of income taxes	$19.2	$18.7	$41.1	$39.1
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 3, 2015, $141 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of July 3, 2015, $122 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	24.3	$48.92
Granted	1.3	86.99
Exercised	(3.1)	34.44
Cancelled/forfeited	(0.8)	61.49
Outstanding as of July 3, 2015	21.7	$52.82	6	$738.4
Vested and expected to vest as of July 3, 2015 (1)	20.6	$52.00	6	$717.6
Vested as of July 3, 2015	11.3	$39.78	4	$533.1
(1) The “Expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2015. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the six months ended July 3, 2015 and June 27, 2014 was $163 million and $71 million, respectively. Exercise of options during the first six months of 2015 and 2014 resulted in cash receipts of $108 million and $56 million, respectively. The Company realized a tax benefit of $26 million and $52 million in the three and six months ended July 3, 2015 related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2014	4.9	$61.64
Granted	0.5	85.24
Vested	(0.7)	57.38
Forfeited	(0.3)	65.70
Unvested as of July 3, 2015	4.4	$64.61
The Company realized a tax benefit of $2 million and $21 million in the three and six months ended July 3, 2015 related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2015, 284 thousand shares with an aggregate value of $25 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2014	$139.1
Accruals for warranties issued during the period	58.2
Settlements made	(65.7)
Additions due to acquisitions	0.8
Effect of foreign currency translation	(2.0)
Balance, July 3, 2015	$130.4

NOTE 11. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and six months ended July 3, 2015 and June 27, 2014, approximately 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended July 3, 2015:
Basic EPS	$695.6	709.5	$0.98
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.5
Incremental shares from assumed conversion of the convertible debentures	—	2.6
Diluted EPS	$696.2	719.6	$0.97

For the Three Months Ended June 27, 2014:
Basic EPS	$676.4	701.2	$0.96
Adjustment for interest on convertible debentures	1.0	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	9.2
Incremental shares from assumed conversion of the convertible debentures	—	5.2
Diluted EPS	$677.4	715.6	$0.95

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Six Months Ended July 3, 2015:
Basic EPS	$1,265.4	708.4	$1.79
Adjustment for interest on convertible debentures	1.2	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.9
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$1,266.6	719.2	$1.76

For the Six Months Ended June 27, 2014:
Basic EPS	$1,256.1	700.6	$1.79
Adjustment for interest on convertible debentures	1.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	9.4
Incremental shares from assumed conversion of the convertible debentures	—	5.2
Diluted EPS	$1,257.8	715.2	$1.76

NOTE 12. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. As of July 3, 2015, there had been no material change in total assets or liabilities by segment since December 31, 2014. Subsequent to July 3, 2015, the Company completed the disposition of the Test & Measurement segment's communications business (refer to Note 3). The impact of this disposition will be reflected in segment results in the third quarter of 2015 when the business is classified as discontinued operations.
Segment results are shown below ($ in millions):

	Three Months Ended		Six Months Ended
Sales:	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Test & Measurement	$842.4	$856.5	$1,699.9	$1,727.5
Environmental	892.3	876.0	1,715.5	1,644.7
Life Sciences & Diagnostics	1,840.3	1,790.0	3,536.0	3,449.6
Dental	687.6	528.1	1,350.0	1,037.8
Industrial Technologies	864.5	913.0	1,699.0	1,766.7
Total	$5,127.1	$4,963.6	$10,000.4	$9,626.3

Operating Profit:
Test & Measurement	$160.6	$157.8	$331.3	$350.5
Environmental	201.1	183.8	361.7	329.4
Life Sciences & Diagnostics	285.9	282.7	501.4	502.4
Dental	97.3	77.9	157.4	153.4
Industrial Technologies	221.4	217.5	426.6	409.2
Other	(35.2)	(30.4)	(73.1)	(66.7)
Total	$931.1	$889.3	$1,705.3	$1,678.2

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2014 and Notes thereto, included in the Company’s 2014 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three and six months ended July 3, 2015 included in this Report.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission ("SEC"), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions (including the pending acquisition of Pall Corporation), divestitures, spin-offs, split-offs or other distributions (including the anticipated separation of Danaher into two independent companies by the end of 2016), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•
Our anticipated acquisition of Pall Corporation may not be completed on the currently contemplated timeline, or at all, and if completed could negatively impact our financial position, profitability and return on invested capital.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•
We are pursuing a plan to separate into two independent publicly traded companies. The proposed separation may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

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

•	Changes in governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	A significant disruption in, or breach in security of, our information technology systems could adversely affect our reputation and business.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
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

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (including with respect to computing, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia with the exception of Japan and Australia.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products, services and software with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment.  The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased during the second quarter of 2015 as compared to the comparable period of 2014 resulting in aggregate year-over-year sales growth from existing businesses of 3.5%. The Company's continued investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the second quarter of 2015 were relatively balanced across the regions. Sales growth rates from existing businesses in high-growth markets grew at a mid-single digit rate during the second quarter of 2015 as compared to the comparable period of 2014 led by strength in China and the Middle East, partially offset by weakness in Russia and Brazil. High-growth markets represented approximately 27% of the Company's total sales in the second quarter of 2015. Sales from existing businesses in developed markets grew at a low-single digit rate during the second quarter of 2015 and were driven by mid-single digit growth in the United States and Western Europe, offset by slower growth in other developed markets. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.
Acquisitions
During the first six months of 2015, the Company acquired seven businesses for total consideration of $599 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these seven businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $305 million.
Pending Acquisition
On May 12, 2015, Danaher and Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and Pall Corporation ("Pall"), a New York corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire all of the outstanding shares of common stock of Pall for $127.20 per share in cash, for a total enterprise value of approximately $13.8 billion, including assumed debt and net of acquired cash (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases. In its fiscal year ended July 2014, Pall generated consolidated revenues of approximately $2.8 billion, with approximately $1.5 billion from its Life Sciences segment and approximately $1.3 billion from its Industrial segment. The Life Sciences segment serves customers in the biopharmaceutical market, as well as food and beverage and medical markets. The Industrial segment serves customers in the process technologies, aerospace and microelectronics markets. The acquisition of Pall is expected to provide additional sales and earnings growth opportunities for the Company by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Under the Merger Agreement, Merger Sub will, subject to the satisfaction or waiver of specified conditions, merge with and into Pall (the “Merger”), with Pall surviving the Merger as an indirect, wholly-owned subsidiary of the Company. The Merger is expected to be completed in the second half of 2015. The Company expects to finance the transaction primarily with available cash and proceeds from the issuance of commercial paper and other indebtedness, including the Euronotes described below. For a further description of the Company’s anticipated plan for financing the Pall acquisition, please see “—Liquidity and Capital Resources - Financing for Pall Acquisition.” The closing of the Merger is subject to customary closing conditions, including, among other things, approval of the Merger by holders of at least two-thirds of the outstanding shares of Pall common stock, receipt of required antitrust approvals and the absence of a material adverse effect on Pall. The Merger Agreement can be terminated by the Company or Pall under certain circumstances, and Pall will be required to pay the Company a termination fee of approximately $423 million in connection with certain terminations.
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent publicly traded companies (the “Separation”). Consummation of the Separation will create:

•
a science and technology growth company (“New Danaher”). This company will retain the Danaher name and will include businesses that generated approximately $16.5 billion in revenues (adjusted to include the revenues of Pall - refer to Note 2 of the Consolidated Condensed Financial Statements), in their most recently completed fiscal year; and

•	a diversified industrial growth company (“NewCo”). The businesses expected to comprise NewCo generated approximately $6.0 billion in revenues in their most recently completed fiscal year.
The transaction is expected to occur through a tax-free separation. The Company is targeting to complete the Separation by the end of 2016, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of

Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service and receipt of other regulatory approvals.
Disposition of Communications Business
On July 14, 2015, the Company consummated the split-off of the majority of its Test & Measurement segment's communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company's Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. ("NetScout"). Danaher shareholders who participated in the exchange offer tendered 26.0 million shares of Danaher common stock and received 62.5 million of NetScout shares which represents approximately 60% of the shares of NetScout common stock outstanding following the combination.
As the disposition occurred during the third quarter of 2015, the Company will classify the communications business as a discontinued operation in its historical financial statements beginning in the third quarter of 2015. The Company also expects to report a non-cash gain on the transaction representing the difference between the fair value of the Danaher shares tendered by Danaher's shareholders over the carrying value of the net assets transferred to shareholders. Finalization of this gain will occur in the third quarter of 2015 and will be included in the results of discontinued operations in future reporting periods. For the year ended December 31, 2014, the disposed communications business had revenues of $760 million.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales for the three and six month periods ended July 3, 2015 by approximately 6.5%, as compared to exchange rate levels during the comparable periods of 2014 primarily due to the strengthening of the U.S. dollar against most major currencies. If the currency exchange rates in effect as of July 3, 2015 were to prevail throughout the remainder of 2015, currency exchange rates would reduce the Company’s estimated full-year 2015 sales by approximately 5.5% on a year-over-year basis. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales for the three months ended July 3, 2015 increased 3.5% compared to the three months ended June 27, 2014. Sales from existing businesses contributed 3.5% growth, and sales from acquired businesses contributed 6.5% growth on a year-over-year basis. Currency translation decreased reported sales by 6.5% on a year-over-year basis.
Consolidated sales for the six months ended July 3, 2015 increased 4.0% compared to the six months ended June 27, 2014. Sales from existing businesses contributed 4.0% growth, and sales from acquired businesses contributed 6.5% growth on a year-over-year basis. Currency translation decreased reported sales by 6.5% on a year-over-year basis.
In this report, references to sales from existing businesses refers to sales calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period to period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. References to sales volume refer to the impact of both price and unit sales.

Operating profit margins were 18.2% for the three months ended July 3, 2015 as compared to 17.9% in the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a strong U.S. dollar - 80 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses and the product line disposition which occurred in the third quarter of 2014 - 50 basis points
Operating profit margins were 17.1% for the six months ended July 3, 2015 as compared to 17.4% in the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the continued effect of a strong U.S. dollar - 55 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses and the product line disposition which occurred in the third quarter of 2014 - 65 basis points

•
Acquisition related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition (which acquisition occurred in December 2014) - 20 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Test & Measurement	$842.4	$856.5	$1,699.9	$1,727.5
Environmental	892.3	876.0	1,715.5	1,644.7
Life Sciences & Diagnostics	1,840.3	1,790.0	3,536.0	3,449.6
Dental	687.6	528.1	1,350.0	1,037.8
Industrial Technologies	864.5	913.0	1,699.0	1,766.7
Total	$5,127.1	$4,963.6	$10,000.4	$9,626.3

TEST & MEASUREMENT
The Company’s Test & Measurement segment offerings help customers design cutting-edge innovations and keep their businesses up and running. The Company's instrument business offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development, as well as for installation, service and maintenance of electrical, industrial, electronic and calibration applications. The Company's communications business, which as noted above was disposed of in the third quarter of 2015, is a leading provider of products and solutions used in the design, deployment, monitoring and security of traditional, virtualized, mobile and cloud-based networks operated by communications service providers, hosting service providers, enterprises and government agencies worldwide. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; manufacturers who design, develop, manufacture and deploy network equipment; and service providers who implement, maintain and manage communications networks and services. See Note 3 to the Consolidated Condensed Financial Statements for additional information related to the disposition of the communications business. The communications business continues to be reflected in the operating results of the periods presented. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses.

Test & Measurement Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$842.4	$856.5	$1,699.9	$1,727.5
Operating profit	160.6	157.8	331.3	350.5
Depreciation	9.8	10.5	19.4	21.1
Amortization	21.9	23.4	44.1	46.0
Operating profit as a % of sales	19.1%	18.4%	19.5%	20.3%
Depreciation as a % of sales	1.2%	1.2%	1.1%	1.2%
Amortization as a % of sales	2.6%	2.7%	2.6%	2.7%

Components of Sales Growth

	% Change Three Months Ended July 3, 2015 vs. Comparable 2014 Period	% Change Six Months Ended July 3, 2015 vs. Comparable 2014 Period
Existing businesses	2.5%	2.5%
Acquisitions	—%	—%
Currency exchange rates	(4.0)%	(4.0)%
Total	(1.5)%	(1.5)%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six month periods ended July 3, 2015 and are reflected as a component of the change in sales from existing businesses. On an overall basis, sales from existing businesses in the segment’s instruments, mobile tool and wheel service businesses grew during both the three and six month periods ended July 3, 2015, which was partly offset by sales declines in the segment's communications businesses during those same periods.
Sales from existing businesses in the segment's instruments businesses grew at a low-single digit rate during the three months ended July 3, 2015 and at a mid-single digit rate during the six months ended July 3, 2015, as compared to the comparable periods of 2014, due to increased year-over-year sales of calibration, industrial and biomedical products, primarily from strong sales in developed markets. The businesses also experienced growth in certain high-performance instrument categories as a result of continued recapitalization in technology related end markets. In addition, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth during the six month period ended July 3, 2015. Geographically, growth continued to be strong in Western Europe, Asia and to a lesser extent North America while weak demand continued in Russia and Latin America.
Sales from existing businesses in the segment's communications businesses declined at a low-single digit rate during the three months ended July 3, 2015 and declined at a high-single digit rate during the six months ended July 3, 2015, as compared to the comparable periods of 2014 as certain large North American network management solutions customers were in the process of migrating to next-generation communication network technology infrastructures, and as a result delayed capital spending on their networks. During the first half of 2015, the business had a positive book-to-bill ratio and began delivering the first phase of its next-generation product. As a result, North American markets returned to growth in the second quarter of 2015. This growth was more than offset by declines in Europe and Asia during the three month period ended July 3, 2015 as certain large projects were completed in the comparable 2014 period in these regions. In addition, in the segment’s network security product line sales from existing businesses grew at a low-double digit rate on a year-over-year basis in both the three and six month period ended July 3, 2015, led by North America and Western Europe.
Operating profit margins increased 70 basis points during the three months ended July 3, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by higher sales volumes, as well as incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and continued cost controls in the business which were partially offset by the impact of the strong U.S. dollar.
Operating profit margins declined 80 basis points during the six months ended July 3, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were unfavorably impacted by the mix of product sales, particularly lower levels of high margin communications business sales and the continued effect of a strong U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014.

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
Environmental Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$892.3	$876.0	$1,715.5	$1,644.7
Operating profit	201.1	183.8	361.7	329.4
Depreciation	14.1	14.2	26.9	24.2
Amortization	9.1	8.8	18.1	16.8
Operating profit as a % of sales	22.5%	21.0%	21.1%	20.0%
Depreciation as a % of sales	1.6%	1.6%	1.6%	1.5%
Amortization as a % of sales	1.0%	1.0%	1.1%	1.0%
Components of Sales Growth

	% Change Three Months Ended July 3, 2015 vs. Comparable 2014 Period	% Change Six Months Ended July 3, 2015 vs. Comparable 2014 Period
Existing businesses	3.0%	5.5%
Acquisitions	5.5%	5.5%
Currency exchange rates	(6.5)%	(6.5)%
Total	2.0%	4.5%
Year-over-year price increases in the segment had a negligible impact on sales during both the three and six month periods ended July 3, 2015.
Sales from existing businesses in the segment's water quality businesses grew at a mid-single digit rate during both the three and six month periods ended July 3, 2015 as compared to the comparable periods of 2014. Sales growth in the analytical instrumentation product line continued to be led by strong sales of instruments and related consumables and services in all major geographies. Year-over-year sales growth for the three and six month periods in the business' chemical treatment solutions product line was due primarily to new product introductions in the U.S. as well as continued business expansion in Latin America. Sales in the business' ultraviolet water disinfection product line grew year-over-year during the first six months of 2015 due to improved demand in industrial disinfection end markets in the United States and municipal end markets in Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a low-single digit rate during the three months ended July 3, 2015 and at a mid-single digit rate during the six months ended July 3, 2015 as compared to the comparable periods of 2014 as demand for the business' dispenser systems, point-of-sale systems and vapor recovery products continues to be strong in North America and China offset somewhat by declines in Europe, Australia and Russia. Customers in the United States have begun to upgrade point-of-sale systems to comply with upcoming deadlines for enhanced security requirements based on the EMV global standard and the Company expects this trend to continue to drive growth throughout 2015.
The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth in both the water quality and retail petroleum equipment businesses for the six month period ended July 3, 2015.

Operating profit margins increased 150 basis points during the three months ended July 3, 2015 as compared to the comparable period of 2014. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives and the effect of a strong U.S. dollar - 145 basis points

•	The incremental accretive effect in 2015 of acquired businesses - 5 basis points
Operating profit margins increased 110 basis points during the six months ended July 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives and the continued effect of a strengthening U.S. dollar - 160 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 50 basis points

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
Life Sciences & Diagnostics Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$1,840.3	$1,790.0	$3,536.0	$3,449.6
Operating profit	285.9	282.7	501.4	502.4
Depreciation	92.1	92.9	182.0	182.5
Amortization	47.4	40.3	93.9	79.5
Operating profit as a % of sales	15.5%	15.8%	14.2%	14.6%
Depreciation as a % of sales	5.0%	5.2%	5.1%	5.3%
Amortization as a % of sales	2.6%	2.3%	2.7%	2.3%
Components of Sales Growth

	% Change Three Months Ended July 3, 2015 vs. Comparable 2014 Period	% Change Six Months Ended July 3, 2015 vs. Comparable 2014 Period
Existing businesses	4.5%	5.0%
Acquisitions	5.5%	5.0%
Currency exchange rates	(7.0)%	(7.5)%
Total	3.0%	2.5%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six month periods ended July 3, 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's diagnostics business grew at a mid-single digit rate during the three and six month periods ended July 3, 2015 as compared to the comparable periods of 2014. Demand in the clinical business increased on a year over-year-basis in both the three and six month periods ended July 3, 2015 led by continuing growth in the installed base in high-growth markets with strong demand for immunoassay product lines. Strong global consumable sales related to the installed base of acute care instruments drove the majority of the year-over-year sales growth in the acute care diagnostic business in both the three and six month periods, which was led by the high-growth markets. Increased demand for advanced staining instruments primarily in North America and strong consumables demand in North America and China drove the majority of the year-over-year sales growth in the pathology diagnostics business. The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth for the six month period ended July 3, 2015.
Sales from existing businesses in the segment's life sciences businesses grew at a low-single digit rate during the three months ended July 3, 2015 and at a mid-single digit rate during the six months ended July 3, 2015 as compared to the comparable period of 2014. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the clinical and pharmaceutical markets in North America and Western Europe. Sales of microscopy products declined slightly on a year-over-year basis as strong growth in North America was more than offset by declines in Western Europe, Latin America and Asia. Demand for the business' flow cytometry instruments and centrifugation was strong during the first half of 2015 as compared to the comparable period in 2014, particularly in Europe and Japan. As noted above, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth for the six month period ended July 3, 2015.
Operating profit margins declined 30 basis points during the three months ended July 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with sales and marketing growth investments and the effect of a strong U.S. dollar - 55 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 85 basis points
Operating profit margins declined 40 basis points during the six months ended July 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development and the continued effect of a strengthening U.S. dollar - 85 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 125 basis points

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
Dental Selected Financial Data

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$687.6	$528.1	$1,350.0	$1,037.8
Operating profit	97.3	77.9	157.4	153.4
Depreciation	12.3	8.9	25.0	17.6
Amortization	19.4	11.6	41.5	23.4
Operating profit as a % of sales	14.2%	14.8%	11.7%	14.8%
Depreciation as a % of sales	1.8%	1.7%	1.9%	1.7%
Amortization as a % of sales	2.8%	2.2%	3.1%	2.3%

Components of Sales Growth

	% Change Three Months Ended July 3, 2015 vs. Comparable 2014 Period	% Change Six Months Ended July 3, 2015 vs. Comparable 2014 Period
Existing businesses	1.0%	0.5%
Acquisitions	37.5%	38.5%
Currency exchange rates	(8.5)%	(9.0)%
Total	30.0%	30.0%
Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six month periods ended July 3, 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses grew on a year-over-year basis for the three month period ended July 3, 2015 as a result of improving demand for dental consumables including orthodontic and implant products primarily in North America, China and the Middle East. This growth was partially offset by a modest decline in dental technologies including imaging products due to destocking in the North American distribution channel. For the six month period ended July 3, 2015, sales were relatively flat largely reflecting the effect of distributors destocking in North America as discussed above. The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth during the six month period ended July 3, 2015. The acquisition of Nobel Biocare in December 2014 has provided additional sales and earnings growth opportunities for the Company’s Dental segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the area of implant based tooth replacements.
Operating profit margins declined 60 basis points during the three months ended July 3, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a strong U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 25 basis points

•
The incremental net dilutive effect in 2015 of acquired businesses (as Nobel Biocare is integrated into the Company, the Company expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Nobel Biocare) - 35 basis points

Operating profit margins declined 310 basis points during the six months ended July 3, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect in 2015 of acquired businesses - 40 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
Lower 2015 sales volumes from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments and the continued effect of a strong U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 200 basis points

•	Acquisition related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 150 basis points
Depreciation and amortization increased during both the three and six month periods ended July 3, 2015 as compared to the comparable periods of 2014 due primarily to the impact of recently acquired businesses.

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

Industrial Technologies Selected Financial Data

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$864.5	$913.0	$1,699.0	$1,766.7
Operating profit	221.4	217.5	426.6	409.2
Depreciation	10.9	11.9	22.3	23.4
Amortization	9.3	10.9	18.4	21.8
Operating profit as a % of sales	25.6%	23.8%	25.1%	23.2%
Depreciation as a % of sales	1.3%	1.3%	1.3%	1.3%
Amortization as a % of sales	1.1%	1.2%	1.1%	1.2%

Components of Sales Growth

	% Change Three Months Ended July 3, 2015 vs. Comparable 2014 Period	% Change Six Months Ended July 3, 2015 vs. Comparable 2014 Period
Existing businesses	4.0%	5.5%
Acquisitions (divestitures), net	(3.5)%	(3.5)%
Currency exchange rates	(6.0)%	(6.0)%
Total	(5.5)%	(4.0)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six month periods ended July 3, 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a high-single digit rate during both the three and six months ended July 3, 2015 as compared to the comparable periods of 2014, due to continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions. Year-over-year sales growth was strong in all major geographies, led by Western Europe and North America.
Sales from existing businesses in the segment’s automation businesses grew at a low-single digit rate and at a mid-single digit rate during the three and six month periods ended July 3, 2015, respectively, as compared to the comparable periods of 2014. Continued growth in industrial automation and North America distribution related end-markets and strong year-over-year demand in the defense and technology related end-markets, particularly in North America during the three month period, was partially offset by lower year-over-year demand in agricultural related end-markets in both periods. Geographically, year-over-year sales growth was strong in both periods in all major geographies, with particular strength in Western Europe and high-growth markets. During the third quarter of 2014, the Company sold its electric vehicle systems/hybrid product line. The impact of this divestiture is reflected in "Acquisitions (divestitures), net" in the Components of Sales Growth table above as the disposition was not deemed a discontinued operation for financial reporting purposes.
Sales from existing businesses in the segment’s other businesses collectively declined at a low-single digit rate during the three month period and grew at a low-single digit rate during the six month period ended July 3, 2015 as compared to the comparable periods of 2014. Sales in the segment's sensors and controls businesses were essentially flat on a year-over-year basis during the three month period, primarily due to soft demand in North America, but grew during the six month period. The segment's engine retarder business continued to grow on a year-over-year basis in both periods and partially offset the lower sales levels in the segment's energetic materials business in both periods.
The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable period of 2014 also contributed to year-over-year sales growth during the six month period ended July 3, 2015.
Operating profit margins increased 180 basis points during the three months ended July 3, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 165 basis points

•	The incremental net accretive effect in 2015 of the product line disposition which occurred in the third quarter of 2014 - 15 basis points
Operating profit margins increased 190 basis points during the six months ended July 3, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 170 basis points

•	The incremental net accretive effect in 2015 of the product line disposition which occurred in the third quarter of 2014 - 20 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$5,127.1	$4,963.6	$10,000.4	$9,626.3
Cost of sales	(2,366.9)	(2,343.4)	(4,640.2)	(4,553.2)
Gross profit	2,760.2	2,620.2	5,360.2	5,073.1
Gross profit margin	53.8%	52.8%	53.6%	52.7%
The year-over-year increase in cost of sales during both the three and six month periods ended July 3, 2015 as compared to the comparable periods in 2014, is due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2015 acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014, partially offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions in 2014.
The year-over-year increase in gross profit margins during both the three and six month periods ended July 3, 2015 as compared to the comparable periods in 2014, is due primarily to the favorable impact of higher year-over-year sales volumes, higher gross profit margins of recently acquired businesses and incremental year-over-year cost savings associated with 2014 restructuring activities and continued productivity improvements, partially offset by 2015 acquisition related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Sales	$5,127.1	$4,963.6	$10,000.4	$9,626.3
Selling, general and administrative ("SG&A") expenses	1,484.2	1,394.5	2,970.9	2,745.1
Research and development ("R&D") expenses	344.9	336.4	684.0	649.8
SG&A as a % of sales	28.9%	28.1%	29.7%	28.5%
R&D as a % of sales	6.7%	6.8%	6.8%	6.8%
Selling, general and administrative expenses as a percentage of sales increased 80 and 120 basis points on a year-over-year basis for the three and six month periods ended July 3, 2015, respectively, as compared with the comparable periods of 2014. The increase in selling, general and administrative expenses as a percentage of sales was driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses.
Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased 10 basis points during the three month period and were flat during the six month period ended July 3, 2015 as compared to the comparable periods of 2014. The decrease during the three month period is due to year-over-year differences in the timing of investments in the Company's new product development initiatives partially offset by higher relative spending levels at recently acquired businesses.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 of the Consolidated Condensed Financial Statements.
Interest expense of $30 million and $60 million for the three and six months ended July 3, 2015, respectively, was $3 million and $6 million lower than the comparable periods of 2014. The decrease in interest expense for the three and six months ended July 3, 2015 results primarily from the repayment of the $400 million principal amount of 1.3% senior notes due 2014 upon maturity in June 2014.

INCOME TAXES
The Company’s effective tax rate for the three and six months ended July 3, 2015 was 23.0% and 23.3%, respectively, as compared to 23.0% and 23.4% for the three and six months ended June 27, 2014, respectively.
The Company's effective tax rate for 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for each of the three and six months ended July 3, 2015 reflects benefits from foreign exchange losses and expiration of statutes of limitation, partially offset by tax expense incurred for transactions in preparation for the disposition of the Company's communications business to NetScout. The Company incurred $17 million ($0.02 per diluted share) of discrete tax expense in the second quarter of 2015 on transactions related to this disposition. The Company also realized other discrete tax benefits of $16 million ($0.02 per diluted share) during the three months ended July 3, 2015 which offset this charge. The effective tax rate for the three and six months ended June 27, 2014 includes tax benefits in foreign tax jurisdictions for release of valuation allowances and expiration of statutes of limitation, partially offset by audit settlements in various tax jurisdictions.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining certain of the Company's federal income tax returns for 2010 through 2013. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2002 through 2013.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion including interest through July 3, 2015 (approximately $178 million based on exchange rates as of July 3, 2015), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 675 million including interest through July 3, 2015 (approximately $100 million based on exchange rates as of July 3, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
The effective tax rate for the second half of 2015 is forecasted to be approximately 23.5% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three month period ended July 3, 2015, comprehensive income increased $8 million as compared to the comparable period of 2014, primarily due to increased net earnings. For the six month period ended July 3, 2015, comprehensive income decreased $680 million as compared to the comparable period of 2014, primarily due to the impact of foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the first half of 2015.  For the six months ended July 3, 2015, the Company recorded a foreign currency translation loss of $635 million compared to a translation gain of $52 million for the six months ended June 27, 2014.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six month periods ended July 3, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions (including the acquisition of Pall), paying interest and servicing debt and managing its capital structure on a short and long-term basis.
Following is an overview of the Company’s cash flows and liquidity for the six months ended July 3, 2015:
Overview of Cash Flows and Liquidity

	Six Months Ended
($ in millions)	July 3, 2015	June 27, 2014
Total operating cash flows	$1,617.6	$1,502.9

Cash paid for acquisitions	$(598.9)	$(606.7)
Payments for additions to property, plant and equipment	(258.1)	(278.6)
Payments for purchases of investments	(87.1)	—
Proceeds from sales of investments	—	25.0
All other investing activities	6.5	11.2
Net cash used in investing activities	$(937.6)	$(849.1)

Proceeds from the issuance of common stock	$131.5	$60.9
Payment of dividends	(165.9)	(87.4)
Repayments of borrowings (maturities of 90 days or less)	(259.9)	(13.4)
Repayments of borrowings (maturities longer than 90 days)	(1.8)	(403.6)
All other financing activities	(3.3)	—
Net cash used in financing activities	$(299.4)	$(443.5)

•
Operating cash flows increased $115 million during the first half of 2015 as compared to the first half of 2014, primarily due to higher operating profit as well as higher non-cash charges for depreciation, amortization and stock compensation, decreased income tax payments and lower levels of investment in working capital during 2015 compared to 2014.

•
Cash paid for acquisitions constituted the most significant use of cash during the first half of 2015. The Company acquired seven businesses during the first half of 2015 for total consideration (net of cash acquired) of $599 million.

•	As of July 3, 2015, the Company held approximately $3.3 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows were approximately $1.6 billion for the first half of 2015, an increase of $115 million as compared to the comparable period of 2014. The year-over-year change in operating cash flows from 2014 to 2015 was primarily attributable to the following factors:

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $166 million in operating cash flows during the first half of 2015, compared to $269 million used in the comparable period of 2014. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $39 million of operating cash during the first half of 2015, compared to $19 million provided in the comparable period of 2014. The increase in deferred revenue offset by the timing of cash payments for income taxes as well as payments of various employee related liabilities, including with respect to recently acquired companies, drove the majority of this change.

•
Net earnings for the first half of 2015 increased $9 million and included an increase of $36 million of depreciation and amortization expense as compared to the comparable period of 2014. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to increases in assets leased to customers and the impact of recently acquired businesses. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $938 million during the first half of 2015 compared to $849 million of cash used in the first half of 2014. For a discussion of the Company’s acquisitions during the first half of 2015 refer to “—Overview.”
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $21 million on a year-over-year basis for the first half of 2015 compared to 2014 due primarily to the timing of these investments within the year. For the full year 2015, the Company expects capital spending to be between $650 million and $700 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance of common stock, excess tax benefits from stock-based compensation, and payments of cash dividends to shareholders. Financing activities used cash of $299 million during the first half of 2015 compared to $444 million of cash used in the comparable period of 2014. Cash used in financing activities during the six month period ended July 3, 2015 primarily relates to the $260 million of net repayments of commercial paper borrowings under the Euro commercial paper program in the first quarter of 2015. In the six months ended June 27, 2014, cash used in financing activities was driven by the repayment of $400 million of 1.3% senior notes which matured in June 2014.
For a description of the Company’s outstanding debt as of July 3, 2015, refer to Note 6 of the Consolidated Condensed Financial Statements. As of July 3, 2015, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. As of July 3, 2015, borrowings outstanding under the Company’s U.S. commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately seven days. There was no commercial paper outstanding under the

Euro commercial paper program as of July 3, 2015. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. The Company has classified its borrowings outstanding under the commercial paper program as of July 3, 2015, as well as its 2.3% senior unsecured notes due June 2016, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the Superseded Credit Facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
As of July 3, 2015, no borrowings were outstanding under the Superseded Credit Facility, as defined below, and the Company was in compliance with all covenants under such facility. The Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”) that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. Unless otherwise specified, the Company expects to use net proceeds realized by the Company from future securities sales off this shelf registration statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends, and working capital.
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or six months ended July 3, 2015.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of July 3, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
Aggregate cash payments for dividends during the first half of 2015 were $166 million. The Company increased its quarterly dividend rate in both 2015 and 2014 effective with respect to the dividend paid in the second quarter of 2015 and 2014, respectively. In the second quarter of 2015, the Company declared a regular quarterly dividend of $0.135 per share payable on July 31, 2015 to holders of record on June 26, 2015, reflecting a 35% increase in the per share amount of the Company's quarterly dividend compared to the second quarter of 2014.
Cash and Cash Requirements
As of July 3, 2015, the Company held approximately $3.3 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.3%. Of this amount, approximately $1.6 billion was held within the United States and approximately $1.7 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions (including the acquisition of Pall), to pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. The Company’s financing plans with respect to the Pall acquisition are described below. With respect to the Company’s other cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper program or the Credit Facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of July 3, 2015, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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
Financing for Pall Acquisition
Danaher expects to finance the acquisition of Pall with available cash and proceeds from the issuance of commercial paper and other indebtedness, including the Euronotes described below.
On July 8, 2015, DH Europe Finance S.A., a wholly-owned finance subsidiary of the Company completed the underwritten public offering of each of the following series of euro-denominated senior unsecured notes (collectively, the “Euronotes”):

•
€500 million aggregate principal amount of floating rate senior notes due 2017 (the “2017 Euronotes”). The 2017 Euronotes were issued at 100% of their principal amount, will mature on June 30, 2017 and bear interest at a floating rate equal to three-month EURIBOR plus 0.45% per year.

•
€600 million aggregate principal amount of 1.0% senior notes due 2019 (the “2019 Euronotes”). The 2019 Euronotes were issued at 99.696% of their principal amount, will mature on July 8, 2019 and bear interest at the rate of 1.0% per year.

•
€800 million aggregate principal amount of 1.7% senior notes due 2022 (the “2022 Euronotes”). The 2022 Euronotes were issued at 99.651% of their principal amount, will mature on January 4, 2022 and bear interest at the rate of 1.7% per year.

•
€800 million aggregate principal amount of 2.5% senior notes due 2025 (the “2025 Euronotes”). The 2025 Euronotes were issued at 99.878% of their principal amount, will mature on July 8, 2025 and bear interest at the rate of 2.5% per year.

The Euronotes are fully and unconditionally guaranteed by the Company. Danaher received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.7 billion and anticipates using the net proceeds from the offering to pay a portion of the purchase price for the acquisition of Pall and for general corporate purposes. Interest on the Euronotes will be payable:

•	on the floating rate 2017 Euronotes quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2015;

•	on the 2019 Euronotes and 2025 Euronotes annually in arrears on July 8 of each year, commencing on July 8, 2016; and

•	on the 2022 Euronotes annually in arrears on January 4 of each year, commencing on January 4, 2016.
The indenture under which the Euronotes were issued contains customary covenants, all of which the Company was in compliance with as of July 22, 2015.
At any time prior to April 8, 2019 (three months prior to the maturity date of the 2019 Euronotes), in the case of the 2019 Euronotes, January 4, 2022 (the maturity date of the 2022 Euronotes), in the case of the 2022 Euronotes and April 8, 2025 (three months prior to the maturity date of the 2025 Euronotes), in the case of the 2025 Euronotes, the Company may redeem the applicable series of Euronotes, in whole or in part, by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. If the Company does not consummate the acquisition of Pall on or prior to May 12, 2016, or if the merger agreement in respect of the Pall acquisition is terminated prior to that date, the Company will be required to redeem, in whole and not in part, each series of Euronotes on the special mandatory redemption date specified in the indenture at a redemption price equal to 101% of the aggregate principal amount of the Euronotes outstanding, plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Euronotes, each holder of Euronotes may require the Company to repurchase some or all of its Euronotes at a purchase price equal to 101% of the principal amount of the Euronotes, plus accrued and unpaid interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the indenture.
In connection with the Euronotes offering, the Company entered into €2.7 billion of currency exchange forward contracts to lock in a U.S. dollar value which is approximately equal to the aggregate principal amount owed under the Euronotes, with an average conversion rate of $1.106 per €1.00.
In addition, on July 10, 2015, the Company expanded the aggregate capacity of its U.S. and Euro commercial paper programs to $11.0 billion. The Company also expanded its credit facility borrowing capacity to $11.0 billion to provide liquidity support for issuances under such programs. The Company replaced its existing $2.5 billion unsecured multi-year revolving credit facility (the "Superseded Credit Facility") with an amended and restated $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “5-Year Credit Facility”), and entered into a new $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016, subject to the Company’s option to convert any then-outstanding borrowings into term loans that are due and payable one year following such expiration date (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”).
The Company intends to use proceeds from the issuance of commercial paper to fund a portion of the purchase price for the Pall acquisition (refer to Note 2 of the Consolidated Condensed Financial Statements), and the increase in the size of the Company’s commercial paper programs is intended to provide sufficient capacity therefor. The Company also anticipates that a portion of the commercial paper that will be issued to finance the Pall acquisition will be refinanced with net proceeds from the future issuance of debt securities. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures.
Under the Credit Facilities, borrowings (other than bid loans under the 5-Year Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the 5-Year Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under each Credit Facility that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of July 22, 2015, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under each facility.

CRITICAL ACCOUNTING POLICIES
There were no material changes during the three months ended July 3, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2014 Annual Report on Form 10-K. There were no material changes during the three months ended July 3, 2015 to this information reported in the Company’s 2014 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the risks identified below, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of Danaher’s 2014 Annual Report on Form 10-K. Other than as set forth below, there were no material changes during the quarter ended July 3, 2015 to the risk factors reported in the Company’s 2014 Annual Report on Form 10-K.
Our anticipated acquisition of Pall may not be completed on the currently contemplated timeline, or at all, and if completed could negatively impact our financial position, profitability and return on invested capital.
We have signed a definitive merger agreement with Pall pursuant to which we have agreed to acquire all of the outstanding shares of Pall and Pall will become an indirect wholly-owned subsidiary of Danaher. The proposed transaction is subject to customary closing conditions and may not be completed on the currently contemplated timeline, or at all. If consummated, the acquisition of Pall will expand Danaher’s business into new markets and regulatory areas and involve a number of legal, financial, accounting, managerial, operational and other risks and challenges, including the following. Any of these risks and challenges could adversely affect our financial position, profitability and return on invested capital.

•	Pall could under-perform relative to our expectations and the price that we pay for it, or not perform in accordance with our anticipated timetable.

•	Pall could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Earnings charges relating to the acquisition of Pall could adversely impact our operating results in any given period, and the impact may be substantially different from period to period.

•	The integration of Pall could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively manage.

•	We could experience difficulty in integrating Pall’s personnel, operations and financial and other systems and retaining key employees and customers.

•	We may be unable to achieve the cost savings or other synergies that we anticipate realizing as a result of the acquisition of Pall.

•
By acquiring Pall we may assume unknown liabilities or internal control deficiencies, and the liabilities that we assume as a result of the acquisition may prove greater than anticipated. Any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•
As a result of the acquisition of Pall, we expect to record significant goodwill and other indefinite lived intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

We are pursuing a plan to separate into two independent publicly traded companies. The proposed separation may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
In May 2015, we announced a plan to separate into two independent public companies by the end of 2016 through a spin-off of certain of our businesses. Unanticipated developments, including possible delays in obtaining various tax rulings, regulatory approvals or clearances and trade qualifications, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and six month periods ended July 3, 2015.  On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plans) and for other corporate purposes. As of July 3, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the second quarter of 2015, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 118,280 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1
Agreement and Plan of Merger, dated as of May 12, 2015, by and among Danaher Corporation, Pentagon Merger Sub, Inc. and Pall Corporation (incorporated by reference from Exhibit 2.1 to Danaher Corporation's Current Report on Form 8-K filed on May 13, 2015 (Commission File Number: 1-8089)) +

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089))

4.1
Indenture dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (“Danaher International Indenture”) (incorporated by reference from Exhibit 4.1 to Danaher Corporation's Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089))

4.2
First Supplemental Indenture to Danaher International Indenture, dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Senior Notes due 2017, the 1.000% Senior Notes due 2019, the 1.700% Senior Notes due 2022 and the 2.500% Senior Notes due 2025 (incorporated by reference from Exhibit 4.2 to Danaher Corporation's Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089))

4.3
Paying and Calculation Agency Agreement, dated as of July 8, 2015, by and among Danaher International, Danaher Corporation, and The Bank of New York Mellon, London Branch, as paying and calculation agent (incorporated by reference from Exhibit 4.3 to Danaher Corporation's Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089))

4.4	Form of Floating Rate Senior Notes due 2017 (included in Exhibit 4.2)

4.5	Form of 1.000% Senior Notes due 2019 (included in Exhibit 4.2)

4.6	Form of 1.700% Senior Notes due 2022 (included in Exhibit 4.2)

4.7	Form of 2.500% Senior Notes due 2025 (included in Exhibit 4.2)

10.1
Danaher Corporation 2007 Stock Incentive Plan, as amended * (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2015 (Commission File Number: 1-8089))

10.2	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors *

10.3	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors *

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement *

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement *

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Performance Stock Unit Agreement *

10.7
Credit Agreement, dated as of July 10, 2015, among Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line lender, Citibank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., The Bank Of Tokyo - Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., US Bank National Association, HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers, and the other lenders referred to therein (incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2015 (Commission File Number: 1-8089))

10.8
Credit Agreement, dated as of July 10, 2015, among Danaher Corporation, Citibank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, Deutsche Bank Securities Corp. and Barclays Bank Plc, as Documentation Agents, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Corp. and Barclays Bank Plc, as Joint Lead Arrangers and Joint Bookrunners and the other lenders referred to therein (incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2015 (Commission File Number: 1-8089))

11.1	Computation of per-share earnings (See Note 11, “Net Earnings Per Share”, to our Consolidated Condensed Financial Statements).

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

+
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Danaher will furnish copies of such schedules to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of July 3, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Earnings for the three and six months ended July 3, 2015 and June 27, 2014, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended July 3, 2015 and June 27, 2014, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six months ended July 3, 2015, (v) Consolidated Condensed Statements of Cash Flows for the six months ended July 3, 2015 and June 27, 2014, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	July 22, 2015	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 22, 2015	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer