Form 10-Q
period 2015-10-02
DANAHER CORP /DE/
filed 2015-10-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 16, 2015 was 685,285,314.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	October 2, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$1,833.5	$3,005.6
Trade accounts receivable, net	3,906.1	3,445.8
Inventories:
Finished goods	1,195.0	903.7
Work in process	369.2	266.4
Raw materials	776.4	612.7
Total inventories	2,340.6	1,782.8
Prepaid expenses and other current assets	851.6	952.7
Current assets, discontinued operations	—	244.4
Total current assets	8,931.8	9,431.3
Property, plant and equipment, net of accumulated depreciation of $2,675.0 and $2,537.0, respectively	2,791.6	2,171.9
Other assets	1,165.3	1,016.7
Goodwill	25,128.7	15,673.2
Other intangible assets, net	11,690.5	7,059.5
Other assets, discontinued operations	—	1,639.1
Total assets	$49,707.9	$36,991.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$3,489.3	$71.9
Trade accounts payable	1,819.4	1,825.0
Accrued expenses and other liabilities	3,274.5	3,191.5
Current liabilities, discontinued operations	42.4	308.0
Total current liabilities	8,625.6	5,396.4
Other long-term liabilities	6,375.8	4,584.4
Long-term debt	11,522.7	3,401.5
Long-term liabilities, discontinued operations	—	159.6
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 799.8 and 792.5 issued; 685.2 and 704.3 outstanding, respectively	8.0	7.9
Additional paid-in capital	4,887.3	4,480.9
Retained earnings	20,416.4	20,323.0
Accumulated other comprehensive income (loss)	(2,199.0)	(1,433.7)
Total Danaher stockholders’ equity	23,112.7	23,378.1
Non-controlling interests	71.1	71.7
Total stockholders’ equity	23,183.8	23,449.8
Total liabilities and stockholders’ equity	$49,707.9	$36,991.7

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015		September 26, 2014
Sales	$5,023.4	$4,707.1	$14,678.3		$13,929.8
Cost of sales	(2,386.4)	(2,254.8)	(6,929.1)		(6,699.6)
Gross profit	2,637.0	2,452.3	7,749.2		7,230.2
Operating costs:
Selling, general and administrative expenses	(1,528.3)	(1,298.0)	(4,346.9)		(3,894.1)
Research and development expenses	(307.9)	(288.1)	(912.0)		(856.3)
Operating profit	800.8	866.2	2,490.3		2,479.8
Non-operating income (expense):
Other income	12.4	38.2	12.4		57.4
Interest expense	(45.3)	(29.6)	(103.7)		(93.4)
Interest income	0.6	3.6	5.3		12.2
Earnings from continuing operations before income taxes	768.5	878.4	2,404.3		2,456.0
Income taxes	(178.5)	(197.1)	(540.8)		(562.4)
Net earnings from continuing operations	590.0	681.3	1,863.5		1,893.6
Earnings (loss) from discontinued operations, net of income taxes	813.3	(0.7)	805.3		43.1
Net earnings	$1,403.3	$680.6	$2,668.8		$1,936.7
Net earnings per share from continuing operations:
Basic	$0.86	$0.97	$2.66		$2.70
Diluted	$0.85	$0.95	$2.62		$2.65
Net earnings per share from discontinued operations:
Basic	$1.18	$—	$1.15		$0.06
Diluted	$1.16	$—	$1.13		$0.06
Net earnings per share:
Basic	$2.04	$0.97	$3.80	*	$2.76
Diluted	$2.01	$0.95	$3.75		$2.71
Average common stock and common equivalent shares outstanding:
Basic	688.5	702.6	701.7		701.3
Diluted	698.7	716.2	712.3		715.6

* Earnings per share amount does not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net earnings	$1,403.3	$680.6	$2,668.8	$1,936.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(158.7)	(670.5)	(793.7)	(618.6)
Pension and post-retirement plan benefit adjustments	18.7	3.8	32.8	6.3
Unrealized (loss) gain on available-for-sale securities	(26.9)	(18.9)	(4.4)	18.0
Total other comprehensive loss, net of income taxes	(166.9)	(685.6)	(765.3)	(594.3)
Comprehensive income (loss)	$1,236.4	$(5.0)	$1,903.5	$1,342.4

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests
	Shares	Amount
Balance, December 31, 2014	792.5	$7.9	$4,480.9	$20,323.0	$(1,433.7)	$71.7
Net earnings for the period	—	—	—	2,668.8	—	—
Other comprehensive loss	—	—	—	—	(765.3)	—
Dividends declared	—	—	—	(283.7)	—	—
Common stock-based award activity	6.1	0.1	354.9	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $15.1	1.2	—	51.5	—	—	—
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	—	—	—	(2,291.7)	—	—
Change in non-controlling interests	—	—	—	—	—	(0.6)
Balance, October 2, 2015	799.8	$8.0	$4,887.3	$20,416.4	$(2,199.0)	$71.1

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ and shares in millions)
(unaudited)

	Nine Months Ended
	October 2, 2015	September 26, 2014
Cash flows from operating activities:
Net earnings	$2,668.8	$1,936.7
Less: earnings from discontinued operations, net of income taxes	805.3	43.1
Net earnings from continued operations	1,863.5	1,893.6
Non-cash items:
Depreciation	416.1	404.6
Amortization	320.2	259.9
Stock-based compensation expense	101.2	83.0
Pre-tax gain on sales of investments and product line	(12.4)	(57.4)
Change in trade accounts receivable, net	49.5	(106.5)
Change in inventories	(96.5)	(89.1)
Change in trade accounts payable	(142.6)	(62.8)
Change in prepaid expenses and other assets	161.8	108.5
Change in accrued expenses and other liabilities	(153.5)	17.0
Total operating cash flows provided by continuing operations	2,507.3	2,450.8
Total operating cash flows provided by discontinued operations	62.9	68.2
Net cash provided by operating activities	2,570.2	2,519.0
Cash flows from investing activities:
Cash paid for acquisitions	(14,207.1)	(632.4)
Payments for additions to property, plant and equipment	(438.7)	(409.3)
Payments for purchases of investments	(87.1)	(80.0)
Proceeds from sales of investments and product line	43.0	117.4
All other investing activities	38.1	20.7
Total investing cash used in continuing operations	(14,651.8)	(983.6)
Total investing cash used in discontinued operations	(38.8)	(14.6)
Net cash used in investing activities	(14,690.6)	(998.2)
Cash flows from financing activities:
Proceeds from issuance of common stock	198.1	75.0
Payment of dividends	(261.6)	(157.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	6,148.4	(11.3)
Proceeds from borrowings (maturities longer than 90 days)	4,950.4	—
Repayments of borrowings (maturities longer than 90 days)	(2.1)	(404.9)
All other financing activities	(3.3)	—
Net cash provided by (used in) financing activities	11,029.9	(498.6)
Effect of exchange rate changes on cash and equivalents	(81.6)	(112.1)
Net change in cash and equivalents	(1,172.1)	910.1
Beginning balance of cash and equivalents	3,005.6	3,115.2
Ending balance of cash and equivalents	$1,833.5	$4,025.3
Supplemental disclosures:
Cash interest payments	$97.8	$97.7
Cash income tax payments	325.4	380.7
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	2,291.7	—
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2014 and the Notes thereto included in the Company’s 2014 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 2, 2015 and December 31, 2014, and its results of operations for the three and nine months ended October 2, 2015 and September 26, 2014 and its cash flows for each of the nine month periods then ended.
Accumulated Other Comprehensive Income (Loss) - The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Total
For the Three Months Ended October 2, 2015:
Balance, July 3, 2015	$(1,456.8)	$(713.7)		$138.4		$(2,032.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(158.7)	12.4		(30.6)		(176.9)
Income tax impact	—	(2.8)		11.5		8.7
Other comprehensive (loss) income before reclassifications, net of income taxes	(158.7)	9.6		(19.1)		(168.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	13.1	(1)	(12.4)	(2)	0.7
Income tax impact	—	(4.0)		4.6		0.6
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	9.1		(7.8)		1.3
Net current period other comprehensive (loss) income, net of income taxes	(158.7)	18.7		(26.9)		(166.9)
Balance, October 2, 2015	$(1,615.5)	$(695.0)		$111.5		$(2,199.0)

(1)  This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(2)  Included in other income in the accompanying Consolidated Condensed Statement of Earnings. Refer to Note 10 for additional details.

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Total
For the Three Months Ended September 26, 2014:
Balance, June 27, 2014	$465.1	$(364.2)		$204.9		$305.8
Other comprehensive income (loss) before reclassifications:
Decrease	(670.5)	—		(26.0)		(696.5)
Income tax impact	—	—		9.8		9.8
Other comprehensive loss before reclassifications, net of income taxes	(670.5)	—		(16.2)		(686.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	6.0	(1)	(4.3)	(2)	1.7
Income tax impact	—	(2.2)		1.6		(0.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	3.8		(2.7)		1.1
Net current period other comprehensive (loss) income, net of income taxes	(670.5)	3.8		(18.9)		(685.6)
Balance, September 26, 2014	$(205.4)	$(360.4)		$186.0		$(379.8)
For the Nine Months Ended October 2, 2015:
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9		$(1,433.7)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(793.7)	12.4		5.4		(775.9)
Income tax impact	—	(2.8)		(2.0)		(4.8)
Other comprehensive (loss) income before reclassifications, net of income taxes	(793.7)	9.6		3.4		(780.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	33.8	(1)	(12.4)	(2)	21.4
Income tax impact	—	(10.6)		4.6		(6.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	23.2		(7.8)		15.4
Net current period other comprehensive (loss) income, net of income taxes	(793.7)	32.8		(4.4)		(765.3)
Balance, October 2, 2015	$(1,615.5)	$(695.0)		$111.5		$(2,199.0)
For the Nine Months Ended September 26, 2014:
Balance, December 31, 2013	$413.2	$(366.7)		$168.0		$214.5
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(618.6)	(5.5)		52.3		(571.8)
Income tax impact	—	1.1		(19.6)		(18.5)
Other comprehensive (loss) income before reclassifications, net of income taxes	(618.6)	(4.4)		32.7		(590.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	16.7	(1)	(23.5)	(2)	(6.8)
Income tax impact	—	(6.0)		8.8		2.8
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	10.7		(14.7)		(4.0)
Net current period other comprehensive (loss) income, net of income taxes	(618.6)	6.3		18.0		(594.3)
Balance, September 26, 2014	$(205.4)	$(360.4)		$186.0		$(379.8)

(1)  This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 7 for additional details).
(2)  Included in other income in the accompanying Consolidated Condensed Statement of Earnings. Refer to Note 10 for additional details.

New Accounting Standards - In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods beginning after December 15, 2015 but the Company has chosen to early adopt the standard and has applied the guidance to all 2015 debt issuances. The Company did not retrospectively apply this guidance to debt offerings prior to 2015 as the impact to the financial statements was not material.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. Management has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company's financial statements.

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
On August 31, 2015, Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of common stock of Pall Corporation (“Pall”), a New York corporation, for $127.20 per share in cash, for a total purchase price of approximately $13.6 billion, net of assumed debt of $417 million and acquired cash of approximately $1.2 billion (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases, and is now part of the Company’s Life Sciences & Diagnostics segment. In its fiscal year ended July 31, 2015, Pall generated consolidated revenues of approximately $2.8 billion. Pall serves customers in the biopharmaceutical, food and beverage and medical markets as well as the process technologies, aerospace and microelectronics markets. The Pall Acquisition provides additional sales and earnings growth opportunities for the Company by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Pall. The Company preliminarily recorded an aggregate of $9.4 billion of goodwill related to the Pall Acquisition.

The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of Euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes to repay a portion of the commercial paper issued to finance a portion of the Pall Acquisition.
In addition to the Pall Acquisition, during the first nine months of 2015, the Company acquired eight other businesses for total consideration of $632 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these eight businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $332 million. The Company preliminarily recorded an aggregate of $255 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended October 2, 2015 ($ in millions):

	Pall	Others	Total
Trade accounts receivable	$514.3	$73.9	$588.2
Inventories	481.2	37.8	519.0
Property, plant and equipment	671.3	26.4	697.7
Goodwill	9,440.4	254.8	9,695.2
Other intangible assets, primarily customer relationships, trade names and technology	4,980.0	235.3	5,215.3
Trade accounts payable	(155.0)	(22.1)	(177.1)
Other assets and liabilities, net	(1,892.7)	25.9	(1,866.8)
Assumed debt	(417.0)	(0.1)	(417.1)
Net assets acquired	13,622.5	631.9	14,254.4
Less: non-cash consideration	(47.3)	—	(47.3)
Net cash consideration	$13,575.2	$631.9	$14,207.1
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

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$5,479.7	$5,710.8	$16,560.3	$16,974.9
Net earnings from continuing operations	647.6	697.2	1,967.0	1,866.7
Diluted net earnings per share from continuing operations	0.93	0.97	2.76	2.61
The 2015 unaudited pro forma earnings set forth above were adjusted to include the impact of non-recurring acquisition date fair value adjustments to inventory related to the Pall Acquisition of $21 million pre-tax and exclude the impact of the Nobel Biocare acquisition date fair value adjustments of $27 million pre-tax. The 2014 unaudited pro forma earnings set forth above were adjusted to include the impact of non-recurring acquisition date fair value adjustments to inventory related to the Nobel Biocare acquisition as noted above.
In addition, the acquisition-related transaction costs and change in control payments of approximately $47 million associated with the Pall Acquisition were excluded from pro forma earnings in each of the 2015 and 2014 periods presented.

NOTE 3. DISCONTINUED OPERATIONS, DANAHER SEPARATION AND OTHER DISPOSITION
Discontinued Operations
On July 14, 2015, the Company consummated the split-off of the majority of its Test & Measurement segment's communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company's Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. (“NetScout”). Danaher shareholders who participated in the exchange offer tendered 26.0 million shares of Danaher common stock, (approximately $2.3 billion on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business' net assets to the Company's consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $813 million, or $1.16 per diluted share, in its third quarter 2015 results in connection with the closing of this transaction representing the value of the 26.0 million shares tendered for the communications business in excess of the carrying value of the business' net assets. The communications business had revenues of approximately $346 million in 2015 prior to the disposition and approximately $760 million in 2014. Operating results prior to the disposition during the three month period ended October 2, 2015 were not significant and are reflected as a component of the gain on disposition.
The key components of income from discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net sales	$—	$163.2	$345.7	$566.8
Operating expenses	—	(163.6)	(329.7)	(502.6)
Allocated interest expense	—	(0.9)	(1.8)	(2.8)
Income before taxes	—	(1.3)	14.2	61.4
Income tax (benefit) expense	—	0.6	(22.2)	(18.3)
(Loss) income from discontinued operations	—	(0.7)	(8.0)	43.1
Gain on disposition, including $6.2 of related income tax benefit	813.3	—	813.3	—
Earnings from discontinued operations, net of income taxes	$813.3	$(0.7)	$805.3	$43.1
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet ($ in millions):

	October 2, 2015	December 31, 2014
Assets:
Accounts receivable, net	$—	$188.1
Inventories	—	48.7
Prepaid expenses and other	—	14.9
Property, plant and equipment	—	31.1
Goodwill and other intangibles, net	—	1,600.7
Total assets, discontinued operations	$—	$1,883.5
Liabilities:
Trade accounts payable	$—	$50.0
Accrued expenses and other liabilities	42.4	417.6
Total liabilities, discontinued operations	$42.4	$467.6

The Company has an ongoing Transition Services Agreement (“TSA”) with NetScout under which the Company will provide NetScout with certain transition services for up to 12 months following the closing date of the disposition. These services include finance & accounting, information technology, payroll processing, and other administrative services as well as certain manufacturing, supply chain, and selling activities for a portion of the transferred businesses.
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent publicly traded companies (the “Separation”). Consummation of the Separation will create:

•
a science and technology company (“New Danaher”) that will retain the Danaher name and include businesses that generated approximately $16.5 billion in revenues (adjusted to include the revenues of Pall - refer to Note 2), in their most recently completed fiscal year; and

•	a diversified industrial company (“NewCo”) that will include businesses that generated approximately $6.0 billion in revenues in their most recently completed fiscal year.
The transaction is expected to occur through a tax-free separation. The Company is targeting to complete the Separation in 2016, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service and receipt of other regulatory approvals.
Other Disposition
Refer to Note 10 for information related to the $34 million gain on the Company's divestiture of its electric vehicle systems (“EVS”)/hybrid product line in the third quarter of 2014.

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2014	$15,673.2
Attributable to 2015 acquisitions	9,695.2
Foreign currency translation & other	(239.7)
Balance, October 2, 2015	$25,128.7
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	October 2, 2015	December 31, 2014
Test & Measurement	$1,930.3	$1,947.4
Environmental	1,925.7	1,937.3
Life Sciences & Diagnostics	15,772.8	6,345.2
Dental	3,253.3	3,142.9
Industrial Technologies	2,246.6	2,300.4
Total goodwill	$25,128.7	$15,673.2
The Company has not identified any “triggering” events which indicate a potential impairment of goodwill in 2015.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 2, 2015:
Assets:
Available-for-sale securities	$307.0	$—	$—	$307.0
Liabilities:
Deferred compensation plans	—	74.7	—	74.7
December 31, 2014:
Assets:
Available-for-sale securities	$257.5	$—	$—	$257.5
Liabilities:
Deferred compensation plans	—	73.1	—	73.1
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
Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments were as follows ($ in millions):

	October 2, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$307.0	$307.0	$257.5	$257.5
Liabilities:
Short-term borrowings	3,489.3	3,489.3	71.9	71.9
Long-term borrowings	11,522.7	11,937.4	3,401.5	3,809.1
As of October 2, 2015 and December 31, 2014, available-for-sale securities and short and long-term borrowings were categorized as Level 1.
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

NOTE 6. FINANCING
The components of the Company’s debt were as follows ($ in millions):

	October 2, 2015	December 31, 2014
U.S. dollar-denominated commercial paper	$3,643.3	$450.0
Euro-denominated commercial paper (€2.8 billion and €260 million, respectively)	3,196.0	314.6
2.3% senior unsecured notes due 2016	500.0	500.0
4.0% bonds due 2016 (CHF 120 million aggregate principal amount)	131.3	129.9
Floating rate senior unsecured notes due 2017 (€500 million aggregate principal amount)	562.1	—
1.65% senior unsecured notes due 2018	496.8	—
5.625% senior unsecured notes due 2018	500.0	500.0
1.0% senior unsecured notes due 2019 (€600 million aggregate principal amount)	671.8	—
5.4% senior unsecured notes due 2019	750.0	750.0
2.4% senior unsecured notes due 2020	495.8	—
5.0% senior notes due 2020	416.5	—
Zero-coupon LYONs due 2021	75.6	110.6
3.9% senior unsecured notes due 2021	600.0	600.0
1.7% senior unsecured notes due 2022 (€800 million aggregate principal amount)	894.5	—
2.5% senior unsecured notes due 2025 (€800 million aggregate principal amount)	895.8	—
3.35% senior unsecured notes due 2025	501.1	—
4.375% senior unsecured notes due 2045	493.5	—
Other	187.9	118.3
Subtotal	15,012.0	3,473.4
Less: currently payable	3,489.3	71.9
Long-term debt	$11,522.7	$3,401.5
For a full description of the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K.
In addition to the Credit Facilities discussed below, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs, as further discussed below.
Financing for the Pall Acquisition
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and approximately $3.0 billion of net proceeds from the issuance and sale of the Euronotes (described below). Subsequent to the Pall Acquisition, the Company issued the Notes (described below) and used the approximately $2.0 billion of net proceeds from the issuance of the Notes to repay a portion of the commercial paper issued to finance a portion of the Pall Acquisition. Further details regarding the financing for the Pall Acquisition are set forth below.
Commercial Paper Programs and Credit Facility
On July 10, 2015, the Company expanded the aggregate capacity of its U.S. and Euro commercial paper programs to $11.0 billion and expanded its credit facility borrowing capacity to $11.0 billion to provide liquidity support for issuances under such programs. The Company replaced its existing $2.5 billion unsecured multi-year revolving credit facility (the “Superseded Credit Facility”) with an amended and restated $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “5-Year Credit Facility”), and entered into a new $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016, subject to the Company’s option to convert any then-outstanding borrowings into term loans that are due and payable one year following such expiration date (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”). Effective as of October 15, 2015, the Company reduced the commitment amount under the 364-Day Facility from $7.0 billion to $4.0 billion, as permitted by the 364-Day Facility, and the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased by the same amount.
The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund a portion of the purchase price for the Pall Acquisition. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of October 2, 2015, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately 36 days. The Company has classified $4.0 billion of its borrowings outstanding under the commercial paper programs as of October 2, 2015 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the 5-Year Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Under the Credit Facilities, borrowings (other than bid loans under the 5-Year Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the 5-Year Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under each Credit Facility that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of October 2, 2015, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under each facility.
Other Long-Term Indebtedness
On July 8, 2015, DH Europe Finance S.A., a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of each of the following series of Euro-denominated senior unsecured notes (collectively, the “Euronotes”):

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

The Euronotes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) and used the net proceeds from the offering to pay a portion of the purchase price for the Pall Acquisition. Interest on the Euronotes is payable: on the floating rate notes quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2015; on the 2019 Notes and 2025 Notes annually in arrears on July 8 of each year, commencing on July 8, 2016; and on the 2022 Notes annually in arrears on January 4 of each year, commencing on January 4, 2016.
On September 15, 2015, the Company completed the underwritten public offering of each of the following series of senior unsecured notes (collectively, the “Notes”):

•
$500 million aggregate principal amount of 1.650% senior notes due 2018 (the “2018 Notes”). The 2018 Notes were issued at 99.866% of their principal amount, will mature on September 15, 2018 and bear interest at the rate of 1.650% per year.

•
$500 million aggregate principal amount of 2.400% senior notes due 2020 (the “2020 Notes”). The 2020 Notes were issued at 99.757% of their principal amount, will mature on September 15, 2020 and bear interest at the rate of 2.400% per year.

•
$500 million aggregate principal amount of 3.350% senior notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at 99.857% of their principal amount, will mature on September 15, 2025 and bear interest at the rate of 3.350% per year.

•
$500 million aggregate principal amount of 4.375% senior notes due 2045 (the “2045 Notes”). The 2045 Notes were issued at 99.784% of their principal amount, will mature on September 15, 2045 and bear interest at the rate of 4.375% per year.

The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately $2.0 billion and used the net proceeds from the offering to repay a portion of the commercial paper issued to pay a portion of the purchase price for the Pall Acquisition. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2016.
Debt discounts and debt issuance costs totaled $13 million as of October 2, 2015 and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. As discussed in Note 1, the Company did not reclassify debt issuance costs to be netted against the related debt liability for debt offerings prior to 2015 as the impact to the financial statements was not material.
Covenants and Redemption Provisions Applicable to the Euronotes and Notes
At any time prior to September 15, 2018 (the maturity date of the 2018 Notes) in the case of the 2018 Notes, April 8, 2019 (three months prior to the maturity date of the 2019 Euronotes), in the case of the 2019 Euronotes, August 15, 2020 (one month prior to the maturity date of the 2020 Notes) in the case of the 2020 Notes, January 4, 2022 (the maturity date of the 2022 Euronotes), in the case of the 2022 Euronotes, June 15, 2025 (three months prior to the maturity date of the 2025 Notes) in the case of the 2025 Notes, April 8, 2025 (three months prior to the maturity date of the 2025 Euronotes), in the case of the 2025 Euronotes, or March 15, 2045 (six months prior to the maturity date of the 2045 Notes) in the case of the 2045 Notes, the Company may redeem the applicable series of Notes or Euronotes, as applicable, in whole or in part, by paying the principal amount and the “make-whole” premium specified in the applicable indenture, plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes or the Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.
The respective indentures under which the Notes and Euronotes were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of October 2, 2015 the Company was in compliance with all of its debt covenants.
In addition, in connection with the Pall Acquisition, the Company acquired senior unsecured notes previously issued by Pall (the “Pall Notes”) with an aggregate principal amount of $375 million and a stated interest rate of 5.0% per year. In accordance with accounting for business combinations, the Pall Notes were recorded at their fair value of $417 million on the date of acquisition and for accounting purposes, interest charges on these notes recorded in the Company's statement of earnings reflect an effective interest rate of approximately 2.9% per year. The Company will pay interest on the Pall Notes semi-annually in arrears on June 15 and December 15 of each year (based on the stated 5.0% interest rate). The Pall Notes mature on June 15, 2020. Effective as of September 18, 2015, the Company had fully and unconditionally guaranteed the Pall Notes.
Other Indebtedness
During the three and nine months ended October 2, 2015, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 51 thousand and 1.2 million shares of the Company’s common stock, respectively, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $670 thousand and $15 million, respectively, was transferred to additional paid-in capital as a result of the conversions.

NOTE 7. DEFINED BENEFIT PLANS
In connection with the Pall Acquisition, the Company acquired assets and liabilities associated with Pall's existing U.S. and non-U.S. retirement plans. The following sets forth the funded position of the acquired plans as of August 31, 2015 ($ in millions):

	Pension Plans		Other Post-Retirement Plans
Pall Pension and Other Post-Retirement Plans	U.S.	Non-U.S.
Estimated benefit obligation	$(300.1)	$(434.0)	$(5.0)
Fair value of plan assets	152.6	356.7	—
Funded status	$(147.5)	$(77.3)	$(5.0)
The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three Months Ended		Nine Months Ended
U.S. Pension Benefits	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Service cost	$2.4	$1.5	$5.4	$4.5
Interest cost	25.3	26.4	73.9	79.4
Expected return on plan assets	(34.0)	(32.1)	(100.2)	(96.7)
Amortization of actuarial loss	7.9	4.6	20.9	13.8
Net periodic pension cost	$1.6	$0.4	$—	$1.0

Non-U.S. Pension Benefits
Service cost	$11.6	$7.6	$34.3	$23.4
Interest cost	9.7	11.5	27.0	34.9
Expected return on plan assets	(10.9)	(10.5)	(29.9)	(31.6)
Amortization of actuarial loss	4.3	1.7	12.8	5.2
Amortization of prior service credit	—	—	(0.1)	—
Settlement loss recognized	1.9	—	1.4	—
Net periodic pension cost	$16.6	$10.3	$45.5	$31.9
The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the other post-retirement employee benefit plans ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	1.8	2.6	5.8	6.8
Amortization of actuarial (gain) loss	(0.2)	(1.0)	1.2	(3.0)
Amortization of prior service credit	(0.8)	0.7	(2.4)	0.7
Net periodic benefit cost	$1.1	$2.5	$5.5	$5.3

Net periodic pension and benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.
Employer Contributions
During 2015, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $45 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and nine months ended October 2, 2015 was 23.2% and 22.5%, respectively, as compared to 22.4% and 22.9% for the three and nine months ended September 26, 2014, respectively.
The Company's effective tax rate for 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the nine months ended October 2, 2015 reflects net tax benefits from releases of valuation allowances related to foreign operating losses, foreign exchange losses and expiration of statutes of limitation which resulted in discrete tax benefits of $16 million ($0.02 per share) during the nine months ended October 2, 2015. The effective tax rate for the three and nine months ended September 26, 2014 includes tax benefits in foreign tax jurisdictions for release of valuation allowances and expiration of statutes of limitation, partially offset by audit settlements in various tax jurisdictions.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion including interest through October 2, 2015 (approximately $172 million based on exchange rates as of October 2, 2015), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 688 million including interest through October 2, 2015 (approximately $104 million based on exchange rates as of October 2, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Except in connection with the disposition of the Company's communications business to NetScout, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or nine months ended October 2, 2015. Refer to Note 3 for discussion of the 26.0 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company's communications business to NetScout. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of October 2, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K. As of October 2, 2015, approximately 22 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
In 2015, the Company introduced into its executive equity compensation program performance stock units (“PSUs”) that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three-year performance period. As a result, effective in 2015 one-half of the annual equity awards granted to the Company's executive officers are granted as stock options, one-quarter are granted as restricted stock units (“RSUs”) and one-quarter are granted as PSUs. The PSUs are issued under the Company's 2007 Stock Incentive Plan.
In connection with the Pall Acquisition, the Company assumed certain outstanding RSUs that had been awarded to Pall employees under the Pall 2012 Stock Compensation Plan. The shares of Pall common stock issuable under such RSUs have been replaced with shares of Danaher common stock based on the exchange ratio used in the acquisition transaction. The Pall

2012 Stock Compensation Plan operates in a similar manner to the Company’s 2007 Stock Incentive Plan. No further equity awards will be issued under the Pall 2012 Stock Compensation Plan.
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model (“Black-Scholes”) to value options granted during the nine months ended October 2, 2015:

Risk-free interest rate	1.6% - 2.2%
Weighted average volatility	24.4%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s continuing operations stock-based compensation expense ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
RSUs/PSUs:
Pre-tax compensation expense	$29.3	$19.9	$65.1	$51.3
Income tax benefit	(10.5)	(6.0)	(22.3)	(14.9)
RSU/PSU expense, net of income taxes	18.8	13.9	42.8	36.4
Stock options:
Pre-tax compensation expense	13.4	12.0	36.1	31.7
Income tax benefit	(4.3)	(3.7)	(11.6)	(9.5)
Stock option expense, net of income taxes	9.1	8.3	24.5	22.2
Total stock-based compensation:
Pre-tax compensation expense	42.7	31.9	101.2	83.0
Income tax benefit	(14.8)	(9.7)	(33.9)	(24.4)
Total stock-based compensation expense, net of income taxes	$27.9	$22.2	$67.3	$58.6
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of October 2, 2015, $187 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of October 2, 2015, $141 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	24.3	$48.92
Granted	3.1	87.79
Exercised	(5.0)	36.39
Cancelled/forfeited	(1.0)	66.64
Outstanding as of October 2, 2015	21.4	$56.65	6	$645.6
Vested and expected to vest as of October 2, 2015 (1)	20.2	$55.73	6	$626.7
Vested as of October 2, 2015	11.0	$42.34	4	$485.8

(1)	The “Expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 2, 2015. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the nine months ended October 2, 2015 and September 26, 2014 was $245 million and $95 million, respectively. Exercise of options during the first nine months of 2015 and 2014 resulted in cash receipts of $169 million and $79 million, respectively. The Company realized a tax benefit of $27 million and $79 million in the three and nine months ended October 2, 2015, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2014	4.9	$61.64
Granted	2.0	86.68
Vested	(1.1)	54.51
Forfeited	(0.6)	67.69
Unvested as of October 2, 2015	5.2	$71.99
The Company realized a tax benefit of $13 million and $34 million in the three and nine months ended October 2, 2015, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first nine months of 2015, 503 thousand shares with an aggregate value of $44 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. OTHER INCOME
During the three and nine months ended October 2, 2015, the Company received $43 million of cash proceeds from the sale of marketable securities. The Company recorded a pre-tax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share) for the three and nine month periods.
For the three and nine months ended September 26, 2014, the Company received $6 million and $31 million, respectively, of cash proceeds from the sale of marketable securities. The Company recorded a pre-tax gain related to these sales of $4 million ($3 million after-tax) and $24 million ($15 million after-tax or $0.02 per diluted share) for the three and nine month periods, respectively.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2014	$137.6
Accruals for warranties issued during the period	82.6
Settlements made	(90.6)
Additions due to acquisitions	7.1
Effect of foreign currency translation	(2.3)
Balance, October 2, 2015	$134.4

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and nine months ended October 2, 2015 approximately 2 million and 3 million options to purchase shares, respectively, were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive. Additionally, for both the three and nine months ended September 26, 2014, approximately 1 million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per share from continuing operations of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Months Ended October 2, 2015:
Basic EPS	$590.0	688.5	$0.86
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.5
Diluted EPS	$590.5	698.7	$0.85

For the Three Months Ended September 26, 2014:
Basic EPS	$681.3	702.6	$0.97
Adjustment for interest on convertible debentures	0.9	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.8
Incremental shares from assumed conversion of the convertible debentures	—	4.8
Diluted EPS	$682.2	716.2	$0.95

For the Nine Months Ended October 2, 2015:
Basic EPS	$1,863.5	701.7	$2.66
Adjustment for interest on convertible debentures	1.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.9
Incremental shares from assumed conversion of the convertible debentures	—	2.7
Diluted EPS	$1,865.2	712.3	$2.62

For the Nine Months Ended September 26, 2014:
Basic EPS	$1,893.6	701.3	$2.70
Adjustment for interest on convertible debentures	2.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	9.2
Incremental shares from assumed conversion of the convertible debentures	—	5.1
Diluted EPS	$1,896.2	715.6	$2.65

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There has been no material change in total assets or liabilities by segment since December 31, 2014, except for the addition of Pall to the Life Sciences & Diagnostics segment effective August 31, 2015 (refer to Note 2) and the disposition of the communications business from the Test & Measurement segment on July 14, 2015 (refer to Note 3.)

Segment results are shown below ($ in millions):

	Three Months Ended		Nine Months Ended
Sales:	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Test & Measurement	$643.5	$657.8	$1,997.7	$1,981.7
Environmental	922.4	914.1	2,637.9	2,558.8
Life Sciences & Diagnostics	1,997.6	1,741.2	5,533.6	5,190.8
Dental	652.2	528.4	2,002.2	1,566.2
Industrial Technologies	807.7	865.6	2,506.9	2,632.3
Total	$5,023.4	$4,707.1	$14,678.3	$13,929.8

Operating Profit:
Test & Measurement	$146.1	$144.2	$461.4	$430.1
Environmental	202.8	186.2	564.5	515.6
Life Sciences & Diagnostics	214.8	272.8	716.4	775.2
Dental	96.8	91.2	254.2	244.6
Industrial Technologies	196.8	210.1	623.4	619.3
Other	(56.5)	(38.3)	(129.6)	(105.0)
Total	$800.8	$866.2	$2,490.3	$2,479.8
As of October 2, 2015, there were material changes in total assets by segment since December 31, 2014 due to the Pall Acquisition and the disposition of the communications business. Segment identifiable assets are shown below ($ in millions):

	October 2, 2015	December 31, 2014
Test & Measurement	$3,522.0	$3,550.9
Environmental	3,821.1	3,824.9
Life Sciences & Diagnostics	29,928.5	13,743.9
Dental	5,963.9	6,224.3
Industrial Technologies	4,054.3	4,149.0
Other	2,418.1	3,615.2
Discontinued Operations	—	1,883.5
Total	$49,707.9	$36,991.7

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2014 and Notes thereto, included in the Company’s 2014 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three and nine months ended October 2, 2015 included in this Report.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including the integration of the recently acquired Pall Corporation (“Pall”)), divestitures, spin-offs, split-offs or other distributions (including the anticipated separation of Danaher into two independent companies in 2016), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including Pall, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

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
See Part I – Item 1A of the Company’s 2014 Annual Report on Form 10-K and Part II - Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased during the third quarter of 2015 as compared to the comparable period of 2014 resulting in aggregate year-over-year sales growth from existing businesses of 3.0%. The Company's continued investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the third quarter of 2015 were relatively balanced across the regions. Sales growth rates from existing businesses in high-growth markets grew at a low-single digit rate during the third quarter of 2015 as compared to the comparable period of 2014 led by strength in China and India, partially offset by weakness in Russia, the Middle East and Brazil. High-growth markets represented approximately 26% of the Company's total sales in the third quarter of 2015. Sales from existing businesses in developed markets grew at a low-single digit rate during the third quarter of 2015 with mid-single digit growth in Western Europe and the United States remaining steady, growing at a low-single digit rate. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies. In addition, the benefit of the additional days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year.
Acquisitions
On August 31, 2015, Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of common stock of Pall, a New York corporation, for $127.20 per share in cash, for a total purchase price of approximately $13.6 billion, net of assumed debt of $417 million and acquired cash of approximately $1.2 billion (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases, and is now part of the Company’s Life Sciences & Diagnostics segment. In its fiscal year ended July 31, 2015, Pall generated consolidated revenues of approximately $2.8 billion. Pall serves customers in the biopharmaceutical, food and beverage and medical markets as well as the process technologies, aerospace and microelectronics markets. The Pall Acquisition provides additional sales and earnings growth opportunities for the Company by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar- and Euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of date of issuance) of net proceeds from the issuance and sale of Euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes to repay a portion of the commercial paper issued to finance a portion of the Pall Acquisition.
In addition to the Pall Acquisition, during the first nine months of 2015, the Company acquired eight other businesses for total consideration of $632 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these eight businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $332 million.
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent publicly traded companies (the “Separation”). Consummation of the Separation will create:

•
a science and technology company (“New Danaher”) that will retain the Danaher name and include businesses that generated approximately $16.5 billion in revenues (adjusted to include the revenues of Pall - see above), in their most recently completed fiscal year; and

•	a diversified industrial company (“NewCo”) that will include businesses that generated approximately $6.0 billion in revenues in their most recently completed fiscal year.
The transaction is expected to occur through a tax-free separation. The Company is targeting to complete the Separation in 2016, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service and receipt of other regulatory approvals.
Disposition of Communications Business
On July 14, 2015, the Company consummated the split-off of the majority of its Test & Measurement segment's communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company's Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. (“NetScout”). Danaher shareholders who participated in the exchange offer tendered 26.0 million shares of Danaher common stock

(approximately $2.3 billion on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
As the disposition occurred during the third quarter of 2015, the Company has classified the communications business as a discontinued operation in its historical financial statements beginning in the third quarter of 2015. Upon closing of the transaction, the Company reported a non-cash gain of $813 million, or $1.16 per diluted share, on the transaction representing the difference between the fair value of the Danaher shares tendered by Danaher's shareholders over the carrying value of the net assets transferred to shareholders. This gain was included in the results of discontinued operations for October 2, 2015. For the year ended December 31, 2014, the disposed communications business had revenues of $760 million and for the 2015 period during which the business was part of Danaher the business had revenues of $346 million.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales by approximately 7.0% and 6.5% for the three and nine month periods ended October 2, 2015, respectively, as compared to exchange rate levels during the comparable periods of 2014 primarily due to the strength of the U.S. dollar against most major currencies. If the currency exchange rates in effect as of October 2, 2015 were to prevail throughout the remainder of 2015, currency exchange rates would reduce the Company’s estimated full-year 2015 sales by approximately 6.0% on a year-over-year basis. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company's sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales from continuing operations for the three months ended October 2, 2015 increased 6.5% compared to the three months ended September 26, 2014. Sales from existing businesses contributed 3.0% growth, and sales from acquired businesses contributed 10.5% growth on a year-over-year basis. Currency translation decreased reported sales by 7.0% on a year-over-year basis.
Consolidated sales from continuing operations for the nine months ended October 2, 2015 increased 5.5% compared to the nine months ended September 26, 2014. Sales from existing businesses contributed 4.0% growth, and sales from acquired businesses contributed 8.0% growth on a year-over-year basis. Currency translation decreased reported sales by 6.5% on a year-over-year basis.
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
Operating profit margins were 15.9% for the three months ended October 2, 2015 as compared to 18.4% in the comparable period of 2014. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses and the product line disposition which occurred in the third quarter of 2014 - 85 basis points

•	Acquisition related transaction costs, change in control payments, and fair value adjustments to acquired inventory related to the Pall Acquisition - 135 basis points

•	Charges associated with the Separation which is expected to be completed in 2016 - 20 basis points

•
Incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a strong U.S. dollar, net of higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 10 basis points

Operating profit margins were 17.0% for the nine months ended October 2, 2015 as compared to 17.8% in the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives, sales and marketing growth investments and the continued effect of a strong U.S. dollar - 75 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses and the product line disposition which occurred in the third quarter of 2014 - 90 basis points

•	Acquisition related transaction costs, change in control payments, and fair value adjustments to acquired inventory related to the Pall Acquisition - 45 basis points

•	Acquisition related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 15 basis points

•	Charges associated with the Separation which is expected to be completed in 2016 - 5 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Test & Measurement	$643.5	$657.8	$1,997.7	$1,981.7
Environmental	922.4	914.1	2,637.9	2,558.8
Life Sciences & Diagnostics	1,997.6	1,741.2	5,533.6	5,190.8
Dental	652.2	528.4	2,002.2	1,566.2
Industrial Technologies	807.7	865.6	2,506.9	2,632.3
Total	$5,023.4	$4,707.1	$14,678.3	$13,929.8

TEST & MEASUREMENT
The Company’s Test & Measurement segment offerings help customers design cutting-edge innovations and keep their businesses up and running. The Company's instrument business offers test, measurement and monitoring products that are used in electronic design, manufacturing and advanced technology development, as well as for installation, service and maintenance of electrical, industrial, electronic and calibration applications. Customers for these products and services include manufacturers of electronic instruments; service, installation and maintenance professionals; and manufacturers who design, develop, manufacture and deploy network equipment. Also included in the Test & Measurement segment are the Company’s mobile tool and wheel service businesses. In July 2015, as a result of the split-off of the Company's communications business, which was previously reported as part of the Test & Measurement segment, all current year and prior year results of the segment have been adjusted to exclude the results of this discontinued operation. See Note 3 to the Consolidated Condensed Financial Statements for additional information related to the disposition of the communications business.

Test & Measurement Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$643.5	$657.8	$1,997.7	$1,981.7
Operating profit	146.1	144.2	461.4	430.1
Depreciation	6.6	6.5	19.2	20.9
Amortization	13.5	14.0	41.1	42.8
Operating profit as a % of sales	22.7%	21.9%	23.1%	21.7%
Depreciation as a % of sales	1.0%	1.0%	1.0%	1.1%
Amortization as a % of sales	2.1%	2.1%	2.1%	2.2%

Components of Sales Growth

	% Change Three Months Ended October 2, 2015 vs. Comparable 2014 Period	% Change Nine Months Ended October 2, 2015 vs. Comparable 2014 Period
Existing businesses	2.5%	5.0%
Acquisitions	—%	—%
Currency exchange rates	(4.5)%	(4.5)%
Total	(2.0)%	0.5%
Year-over-year price increases in the segment contributed 1.5% and 1.0% to sales growth on a year-over-year basis during the three and nine month periods ended October 2, 2015, respectively, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's instruments businesses grew at a low-single digit rate during both the three and nine months ended October 2, 2015, as compared to the comparable periods of 2014, due to increased year-over-year sales of calibration, thermography and biomedical products, primarily from strong sales in developed markets. The businesses also experienced growth in the sales of next-generation oscilloscopes which was offset by year-over-year declines in sales of products in the semi-conductor end-market. Further, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period contributed to year-over-year sales growth during the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year. Geographically, growth continued to be strong in Western Europe, China and North America while demand remained weak in Russia and Latin America.
Sales from existing businesses in the segment's mobile tool and wheel businesses grew at a low-double digit rate during the three months ended October 2, 2015 and at a mid-teens rate during the nine months ended October 2, 2015, as compared to the comparable periods of 2014, due to new offerings across several of the product lines, primarily in the U.S. The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth during the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year.
Operating profit margins increased 80 basis points during the three months ended October 2, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by higher sales volumes, as well as incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and continued cost controls in the business which were partially offset by the impact of the strong U.S. dollar.
Operating profit margins increased 140 basis points during the nine months ended October 2, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by higher sales volumes as well as incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and continued cost controls in the business which were partially offset by the impact of the strong U.S. dollar.

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
Environmental Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$922.4	$914.1	$2,637.9	$2,558.8
Operating profit	202.8	186.2	564.5	515.6
Depreciation	12.4	15.3	39.3	39.5
Amortization	9.3	9.7	27.4	26.5
Operating profit as a % of sales	22.0%	20.4%	21.4%	20.2%
Depreciation as a % of sales	1.3%	1.7%	1.5%	1.5%
Amortization as a % of sales	1.0%	1.1%	1.0%	1.0%
Components of Sales Growth

	% Change Three Months Ended October 2, 2015 vs. Comparable 2014 Period	% Change Nine Months Ended October 2, 2015 vs. Comparable 2014 Period
Existing businesses	6.0%	6.0%
Acquisitions	1.5%	3.5%
Currency exchange rates	(6.5)%	(6.5)%
Total	1.0%	3.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended October 2, 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality businesses grew at a mid-single digit rate during both the three and nine month periods ended October 2, 2015 as compared to the comparable periods of 2014. Sales growth in the analytical instrumentation product line continued to be led by strong sales of instruments and related consumables and services in North America, Western Europe and China. Year-over-year sales growth for the three and nine month periods in the business' chemical treatment solutions product line was due to continued growth in the United States as well as continued business expansion in Latin America. Sales in the business' ultraviolet water disinfection product line grew during both the three and nine month periods ended October 2, 2015 due to improved demand in industrial disinfection end markets in the United States and municipal end markets in the United States and Western Europe.
Sales from existing businesses in the segment's retail petroleum equipment businesses grew at a high-single digit rate and at a mid-single digit rate during the three and nine month periods ended October 2, 2015, respectively, as compared to the comparable periods of 2014. On a year-over-year basis, the business experienced strong increase in demand for its dispenser systems, service and point-of-sale systems during both the three and nine month periods, primarily in North America and Latin America. Increased year-over-year demand in Western Europe also contributed to sales growth during the third quarter. Customers in the United States have begun to upgrade point-of-sale systems to comply with upcoming deadlines for enhanced security requirements based on the EMV global standard and the Company expects this trend to continue to drive growth for the next several years. This growth was partially offset by lower sales of vapor recovery products, particularly in China.
The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth in both the water quality and retail petroleum equipment businesses for the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year.

Operating profit margins increased 160 basis points during the three months ended October 2, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives and the effect of a strong U.S. dollar - 185 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental dilutive effect in 2015 of acquired businesses - 25 basis points
Operating profit margins increased 120 basis points during the nine months ended October 2, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives and the continued effect of a strong U.S. dollar - 165 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 45 basis points

LIFE SCIENCES & DIAGNOSTICS
The Company’s diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians' offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences business offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells in order to understand the causes of disease, identify new therapies and test new drugs and vaccines. The Company through its newly acquired Pall business is also a leading provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases.
Life Sciences & Diagnostics Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$1,997.6	$1,741.2	$5,533.6	$5,190.8
Operating profit	214.8	272.8	716.4	775.2
Depreciation	97.8	94.8	279.8	277.3
Amortization	68.2	43.5	162.1	123.0
Operating profit as a % of sales	10.8%	15.7%	12.9%	14.9%
Depreciation as a % of sales	4.9%	5.4%	5.1%	5.3%
Amortization as a % of sales	3.4%	2.5%	2.9%	2.4%
Components of Sales Growth

	% Change Three Months Ended October 2, 2015 vs. Comparable 2014 Period	% Change Nine Months Ended October 2, 2015 vs. Comparable 2014 Period
Existing businesses	3.5%	4.5%
Acquisitions	18.0%	9.0%
Currency exchange rates	(7.0)%	(7.0)%
Total	14.5%	6.5%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended October 2, 2015 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment's diagnostics business grew at a low-single digit rate during the three months ended October 2, 2015 and at a mid-single digit rate during the nine months ended October 2, 2015 as compared to the comparable period of 2014. Demand in the clinical business increased on a year-over-year basis in both the three and nine month periods ended October 2, 2015 led by continuing growth in equipment and consumables sales in high-growth markets with increased demand for immunoassay product lines. Strong global consumable sales related to the installed base of acute care instruments continued to drive the majority of the year-over-year sales growth in the acute care diagnostic business in both the three and nine month periods. Increased demand for advanced staining consumables primarily in North America, Western Europe and China drove the majority of the year-over-year sales growth in the pathology diagnostics business. The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth for the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year.
Sales from existing businesses in the segment's life sciences businesses grew at a mid-single digit rate during both the three and nine month periods ended October 2, 2015 as compared to the comparable period of 2014. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the clinical and pharmaceutical markets in North America and Western Europe. Sales of microscopy products were up slightly during the three months ended October 2, 2015 and declined slightly during the nine month period ended October 2, 2015 on a year-over-year basis as growth in the United States and Eastern Europe was largely offset by declines in Western Europe, Latin America, Middle East and Asia. Demand for the business' flow cytometry and centrifugation instruments was strong in both the three and nine month periods ended October 2, 2015 as compared to the comparable periods in 2014, particularly in North America and Western Europe. As noted above, the additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth for the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year.
Operating profit margins declined 490 basis points during the three months ended October 2, 2015 as compared to the comparable period of 2014. The following factors unfavorably impacted year-over-year operating profit margin comparisons.

•	Acquisition related transaction costs, change in control payments, and fair value adjustments to inventory balances related to the Pall Acquisition - 340 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses - 70 basis points

•
Incremental year-over-year spending associated with sales and marketing growth investments, incremental cost actions and the impact of continued weakness in emerging market currencies, net of the impact of higher sales volumes and the incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 80 basis points

Operating profit margins declined 200 basis points during the nine months ended October 2, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives, incremental cost actions and the impact of continued weakness in emerging market currencies - 30 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related transaction costs, change in control payments, and fair value adjustments to inventory balances related to the Pall Acquisition - 125 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses - 105 basis points
Depreciation and amortization increased during both the three and nine month periods ended October 2, 2015 as compared to the comparable periods of 2014 due primarily to the impact of recently acquired businesses.
The Pall Acquisition provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.

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
Dental Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$652.2	$528.4	$2,002.2	$1,566.2
Operating profit	96.8	91.2	254.2	244.6
Depreciation	13.4	8.8	38.4	26.4
Amortization	20.5	11.7	62.0	35.1
Operating profit as a % of sales	14.8%	17.2%	12.7%	15.6%
Depreciation as a % of sales	2.1%	1.7%	1.9%	1.7%
Amortization as a % of sales	3.1%	2.2%	3.1%	2.2%
Components of Sales Growth

	% Change Three Months Ended October 2, 2015 vs. Comparable 2014 Period	% Change Nine Months Ended October 2, 2015 vs. Comparable 2014 Period
Existing businesses	(0.5)%	—%
Acquisitions	32.0%	36.5%
Currency exchange rates	(8.0)%	(8.5)%
Total	23.5%	28.0%
Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine month periods ended October 2, 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses were essentially flat on a year-over-year basis for both the three and nine month periods ended October 2, 2015. Dental consumables product lines including orthodontic products grew in both the three and nine month periods driven by higher demand, primarily in high-growth markets. This growth was offset by continued destocking in dental technologies products including imaging products in the North American distribution channel and lower year-over-year demand for dental equipment in the Middle East due to slowing project activity. The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable 2014 period also contributed to year-over-year sales growth during the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year. The acquisition of Nobel Biocare in December 2014 has provided additional sales and earnings growth opportunities for the Company’s Dental segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the area of implant based tooth replacements.
Operating profit margins declined 240 basis points during the three months ended October 2, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
The incremental net dilutive effect in 2015 of acquired businesses (as Nobel Biocare is integrated into the Company, the Company expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Nobel Biocare) - 185 basis points

•
Lower 2015 sales volumes from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments, incremental cost actions and the effect of a strong U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 55 basis points

Operating profit margins declined 290 basis points during the nine months ended October 2, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•	Acquisition related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 100 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses - 40 basis points

•
Lower 2015 sales volumes from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments, incremental cost actions and the continued effect of a strong U.S. dollar, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 - 150 basis points

Depreciation and amortization increased during both the three and nine month periods ended October 2, 2015 as compared to the comparable periods of 2014 due primarily to the impact of recently acquired businesses.

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. The Company's product identification business develops and manufactures equipment, consumables and software for various printing, marking, coding, design and color management applications on consumer and industrial products. The Company's automation business provides mechanical and electromechanical motion control solutions for the automation market. In addition to the product identification and automation strategic lines of business, the segment also includes the Company's sensors and controls, energetic materials and engine retarder businesses.
Industrial Technologies Selected Financial Data

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$807.7	$865.6	$2,506.9	$2,632.3
Operating profit	196.8	210.1	623.4	619.3
Depreciation	10.9	11.5	33.2	34.9
Amortization	9.2	10.7	27.6	32.5
Operating profit as a % of sales	24.4%	24.3%	24.9%	23.5%
Depreciation as a % of sales	1.3%	1.3%	1.3%	1.3%
Amortization as a % of sales	1.1%	1.2%	1.1%	1.2%

Components of Sales Growth

	% Change Three Months Ended October 2, 2015 vs. Comparable 2014 Period	% Change Nine Months Ended October 2, 2015 vs. Comparable 2014 Period
Existing businesses	—%	3.5%
Acquisitions (divestitures), net	(1.0)%	(2.5)%
Currency exchange rates	(5.5)%	(6.0)%
Total	(6.5)%	(5.0)%
Price increases in the segment contributed 0.5% and 1.0% to sales growth on a year-over-year basis during the three and nine month periods ended October 2, 2015, respectively, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a low-single digit rate and at a mid-single digit rate during the three and nine months ended October 2, 2015, respectively, as compared to the comparable periods of 2014. Continued increased demand for marking and coding equipment and related consumables in both periods, primarily in North America and Europe, was partly offset by softer demand for the business' packaging and color solutions in China and Latin America during the three month period ended October 2, 2015.

Sales from existing businesses in the segment’s automation businesses declined at a low-single digit rate during the three month period ended October 2, 2015 and grew at a low-single digit rate during the nine month period then ended, as compared to the comparable periods of 2014. During the third quarter, a strong year-over-year increase in demand in defense and technology related end-markets in North America, was more than offset by lower demand in distribution, agricultural and industrial automation related end-markets, particularly in North America and China. During the nine months ended October 2, 2015, year-over-year growth in industrial automation, defense and technology related end-markets, was partly offset by continued soft demand in agricultural related end-markets. During the third quarter of 2014, the Company sold its electric vehicle systems (“EVS”)/hybrid product line. The impact of this divestiture is reflected in “Acquisitions (divestitures), net” in the Components of Sales Growth table above as the disposition was not deemed a discontinued operation for financial reporting purposes.
Sales from existing businesses in the segment’s other businesses collectively declined at a low-single digit rate during the three month period ended October 2, 2015 and were essentially flat during the nine month period then ended, as compared to the comparable periods of 2014. Sales in the segment's sensors and controls and engine retarder businesses declined on a year-over-year basis during the three month period, primarily due to soft demand in North America and Western Europe, but were partially offset by growth in the segment's energetic materials business during the quarter. Modest year-over-year growth in the segment's sensors and controls and engine retarder businesses during the nine month period were offset by reduced demand in the segment's energetic materials business in the first half of the year.
The additional days in the Company's first fiscal quarter of 2015 as compared to the comparable period of 2014 also contributed to year-over-year sales growth during the nine month period ended October 2, 2015. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2015 as compared to the prior year.
Operating profit margins increased 10 basis points during the three months ended October 2, 2015 as compared to the comparable period of 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of lower 2015 sales volumes and incremental year-over-year costs associated with various new product development initiatives and sales and marketing growth investments - 20 basis points

2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
The incremental net dilutive effect in 2015 of acquired businesses was partly offset by the positive effect of the product line disposition which occurred in the third quarter of 2014 - 10 basis points

Operating profit margins increased 140 basis points during the nine months ended October 2, 2015 as compared to the comparable period of 2014. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014, net of incremental year-over-year costs associated with various new product development initiatives and sales and marketing growth investments - 125 basis points

•
The incremental net dilutive effect in 2015 of acquired businesses was more than offset by the positive effect of the product line disposition which occurred in the third quarter of 2014 - 15 basis points

COST OF SALES AND GROSS PROFIT

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$5,023.4	$4,707.1	$14,678.3	$13,929.8
Cost of sales	(2,386.4)	(2,254.8)	(6,929.1)	(6,699.6)
Gross profit	2,637.0	2,452.3	7,749.2	7,230.2
Gross profit margin	52.5%	52.1%	52.8%	51.9%
The year-over-year increase in cost of sales during both the three and nine month periods ended October 2, 2015 as compared to the comparable periods in 2014, is due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2015 acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Pall and Nobel Biocare during the third quarter of 2015 and the fourth quarter of 2014, respectively, which increased cost of sales by $21 million and $42 million during the three and nine month periods, respectively. Incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions in 2014 partially offset these negative factors.
The year-over-year increase in gross profit margins during both the three and nine month periods ended October 2, 2015 as compared to the comparable periods in 2014, is due primarily to the favorable impact of higher year-over-year sales volumes, higher gross profit margins of recently acquired businesses and incremental year-over-year cost savings associated with 2014 restructuring activities and continued productivity improvements. These positive factors more than offset the 2015 acquisition related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Pall and Nobel Biocare during the third quarter of 2015 and the fourth quarter of 2014, respectively, adversely impacted gross profit margins comparisons by 40 basis points and 30 basis points during the three and nine month periods, respectively.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Sales	$5,023.4	$4,707.1	$14,678.3	$13,929.8
Selling, general and administrative (“SG&A”) expenses	1,528.3	1,298.0	4,346.9	3,894.1
Research and development (“R&D”) expenses	307.9	288.1	912.0	856.3
SG&A as a % of sales	30.4%	27.6%	29.6%	28.0%
R&D as a % of sales	6.1%	6.1%	6.2%	6.1%
Selling, general and administrative expenses as a percentage of sales increased 280 and 160 basis points on a year-over-year basis for the three and nine month periods ended October 2, 2015, respectively, as compared with the comparable periods of 2014. The increase in selling, general and administrative expenses as a percentage of sales was driven by continued investments in sales and marketing growth initiatives, higher relative spending levels at recently acquired businesses and costs incurred in connection with the Separation. In addition, change in control payments to Pall employees in connection with the closing of the Pall Acquisition, as well as associated transaction costs and amortization charges associated with acquisition-related intangible assets, adversely impacted selling, general and administrative expenses as a percentage of sales by 90 basis points and 30 basis points during the three and nine month periods, respectively.
Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales were flat during the three month period and increased 10 basis points during the nine month period ended October 2, 2015 as compared to the comparable periods of 2014. The increase during the nine month period was due to higher relative spending levels at recently acquired businesses, partially offset by year-over-year differences in the timing of investments in the Company's new product development initiatives.

OTHER INCOME
During the three and nine months ended October 2, 2015, the Company received $43 million of cash proceeds from the sale of marketable securities. The Company recorded a pre-tax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share) for the three and nine month periods.
For the three and nine months ended September 26, 2014, the Company received $6 million and $31 million, respectively, of cash proceeds from the sale of marketable securities. The Company recorded a pre-tax gain related to these sales of $4 million ($3 million after-tax) and $24 million ($15 million after-tax or $0.02 per diluted share) for the three and nine month periods, respectively.
Refer to Note 10 of the Consolidated Condensed Financial Statements for information related to the $34 million gain on the Company's divestiture of its EVS/hybrid product line during the three months ended September 26, 2014.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 of the Consolidated Condensed Financial Statements.
Interest expense of $45 million and $104 million for the three and nine months ended October 2, 2015, respectively, was $16 million and $10 million higher than the comparable periods of 2014. The increase in interest expense for the three and nine months ended October 2, 2015 results primarily from the higher interest costs associated with the debt issued in connection with the Pall Acquisition. For a further description of the Company’s debt as of October 2, 2015, refer to Note 6 of the Consolidated Condensed Financial Statements.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and nine months ended October 2, 2015 was 23.2% and 22.5%, respectively, as compared to 22.4% and 22.9% for the three and nine months ended September 26, 2014, respectively.
The Company's effective tax rate for 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the nine months ended October 2, 2015 reflects net tax benefits from releases of valuation allowances related to foreign operating losses, foreign exchange losses and expiration of statutes of limitation which resulted in discrete tax benefits of $16 million ($0.02 per share) during the nine months ended October 2, 2015. The effective tax rate for the three and nine months ended September 26, 2014 includes tax benefits in foreign tax jurisdictions for release of valuation allowances and expiration of statutes of limitation, partially offset by audit settlements in various tax jurisdictions.
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
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion including interest through October 2, 2015 (approximately $172 million based on exchange rates as of October 2, 2015), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 688 million including interest through October 2, 2015 (approximately $104 million based on exchange rates as of October 2, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
The effective tax rate related to continuing operations for the last quarter of 2015 is forecasted to be approximately 23.5% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three month period ended October 2, 2015, comprehensive income increased approximately $1.2 billion as compared to the comparable period of 2014, primarily due to increased net earnings (including the gain on disposition of the communications business) and the impact of foreign currency translation adjustments. For the three months ended October 2, 2015, the Company recorded a foreign currency translation loss of $159 million compared to a translation loss of $671 million for the three months ended September 26, 2014.

For the nine month period ended October 2, 2015, comprehensive income increased $561 million as compared to the comparable period of 2014, primarily due to increased net earnings (including the gain on disposition of the communications business) net of the impact of foreign currency translation adjustments resulting from the strength of the U.S. dollar compared to most major currencies during the first nine months of 2015.  For the nine months ended October 2, 2015, the Company recorded a foreign currency translation loss of $794 million compared to a translation loss of $619 million for the nine months ended September 26, 2014.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and nine month periods ended October 2, 2015.

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
Following is an overview of the Company’s cash flows and liquidity for the nine months ended October 2, 2015:
Overview of Cash Flows and Liquidity

	Nine Months Ended
($ in millions)	October 2, 2015	September 26, 2014
Total operating cash flows provided by continuing operations	$2,507.3	$2,450.8

Cash paid for acquisitions	$(14,207.1)	$(632.4)
Payments for additions to property, plant and equipment	(438.7)	(409.3)
Payments for purchases of investments	(87.1)	(80.0)
Proceeds from sales of investments and product line	43.0	117.4
All other investing activities	38.1	20.7
Total investing cash used in discontinued operations	(38.8)	(14.6)
Net cash used in investing activities	$(14,690.6)	$(998.2)

Proceeds from issuance of common stock	$198.1	$75.0
Payment of dividends	(261.6)	(157.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	6,148.4	(11.3)
Proceeds from borrowings (maturities longer than 90 days)	4,950.4	—
Repayments of borrowings (maturities longer than 90 days)	(2.1)	(404.9)
All other financing activities	(3.3)	—
Net cash provided by (used in) financing activities	$11,029.9	$(498.6)

•
Operating cash flows from continuing operations increased $57 million during the first nine months of 2015 as compared to the first nine months of 2014, due to higher cash based operating profits which were more than offset by higher non-cash charges for depreciation, amortization, stock compensation and acquisition related costs. Lower income tax payments and lower levels of investment in working capital during 2015 compared to 2014 also contributed to the increase in operating cash flow for the period.

•
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and approximately $3.0 billion of net proceeds from the issuance and sale of the Euronotes (described below). Subsequent to the Pall Acquisition, the Company issued the Notes (described below) and used the approximately $2.0 billion of net proceeds from the issuance of the Notes to repay a portion of the commercial paper issued to finance a portion of the Pall Acquisition. Further details regarding the financing for the Pall Acquisition are set forth below.

•
Cash paid for acquisitions constituted the most significant use of cash during the first nine months of 2015. In addition to the Pall Acquisition, the Company acquired eight businesses during the first nine months of 2015 for total consideration (net of cash acquired) of $632 million.

•	As of October 2, 2015, the Company held approximately $1.8 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $2.5 billion for the first nine months of 2015, an increase of $57 million as compared to the comparable period of 2014. The year-over-year change in operating cash flows from 2014 to 2015 was primarily attributable to the following factors:

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $190 million in operating cash flows during the first nine months of 2015, compared to $258 million used in the comparable period of 2014. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $8 million of operating cash during the first nine months of 2015, compared to $126 million provided in the comparable period of 2014. The timing of cash payments for various employee related liabilities, including with respect to recently acquired companies, drove the majority of this change.

•
Net earnings from continuing operations for the first nine months of 2015 decreased $30 million and included an increase of $72 million of depreciation and amortization expense as compared to the comparable period of 2014. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to increases in assets leased to customers and the impact of recently acquired businesses. Depreciation and amortization are non-cash expenses that decrease earnings without a corresponding impact to operating cash flows.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $14.7 billion during the first nine months of 2015 compared to $998 million of cash used in the first nine months of 2014. For a discussion of the Company’s acquisitions during the first nine months of 2015 and the disposition of the former communications business refer to “—Overview.”
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $29 million on a year-over-year basis for the first nine months of 2015 compared to 2014 due primarily to the impact of recent acquisitions and the timing of these investments within the year compared to 2014. For the full year 2015, the Company expects capital spending to be between $650 million and $700 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock, excess tax benefits from stock-based compensation, and payments of cash dividends to shareholders. Financing activities provided cash of approximately $11.0 billion during the first nine months of 2015 compared to $499 million of cash used in the comparable period of 2014. Cash provided by financing activities during the nine month period ended October 2, 2015 primarily relates to the approximately $5.0 billion of U.S. dollar and Euro-denominated senior unsecured notes and approximately $6.4 billion of U.S. dollar and Euro-denominated commercial paper issued during the third quarter related to the Pall Acquisition. In the nine months ended September 26, 2014, cash used in financing activities was driven by the repayment of $400 million of 1.3% senior notes which matured in June 2014.
For a description of the Company’s outstanding debt as of October 2, 2015, refer to Note 6 of the Consolidated Condensed Financial Statements. As of October 2, 2015, the Company was in compliance with all of its debt covenants.
In addition to the Credit Facilities discussed below, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs, as further discussed below.
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
Except in connection with the disposition of the Company's communications business to NetScout, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three or nine months ended October 2, 2015. Refer to Note 3 for discussion of the 26.0 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company's communications business to NetScout. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of October 2, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
Aggregate cash payments for dividends during the first nine months of 2015 were $262 million. This is higher than in the comparable period of 2014, as the Company increased its quarterly dividend rate in both 2015 and 2014 effective with respect to the dividend paid in the first quarter of 2015 and 2014, respectively. In the third quarter of 2015, the Company declared a regular quarterly dividend of $0.135 per share payable on October 30, 2015 to holders of record on October 2, 2015.
Financing for the Pall Acquisition
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and approximately $3.0 billion of net proceeds from the issuance and sale of the Euronotes (described below). Subsequent to the Pall Acquisition, the Company issued the Notes (described below) and used the approximately $2.0 billion of net proceeds from the issuance of the Notes to repay a portion of the commercial paper issued to finance a portion of the Pall Acquisition. Further details regarding the financing for the Pall Acquisition are set forth below.
Commercial Paper Programs and Credit Facility
On July 10, 2015, the Company expanded the aggregate capacity of its U.S. and Euro commercial paper programs to $11.0 billion and expanded its credit facility borrowing capacity to $11.0 billion to provide liquidity support for issuances under such programs. The Company replaced its existing $2.5 billion unsecured multi-year revolving credit facility (the “Superseded Credit Facility”) with an amended and restated $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “5-Year Credit Facility”), and entered into a new $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016, subject to the Company’s option to convert any then-outstanding borrowings into term loans that are due and payable one year following such expiration date (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”). Effective as of October 15, 2015, the Company reduced the commitment amount under the 364-Day Facility from $7.0 billion to $4.0 billion, as permitted by the 364-Day Facility, and the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased by the same amount.
The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund a portion of the purchase price for the Pall Acquisition. Under the

Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of October 2, 2015, the Company had approximately $3.6 billion in U.S. dollar-denominated commercial paper outstanding and approximately $3.2 billion (€2.8 billion) in Euro-denominated commercial paper outstanding. As of October 2, 2015, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately 36 days. The Company has classified $4.0 billion of its borrowings outstanding under the commercial paper programs as of October 2, 2015 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company has the intent and ability, as supported by availability under the 5-Year Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Under the Credit Facilities, borrowings (other than bid loans under the 5-Year Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the 5-Year Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under each Credit Facility that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of October 2, 2015, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under each facility.
Other Long-Term Indebtedness
On July 8, 2015, DH Europe Finance S.A., a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of each of the following series of Euro-denominated senior unsecured notes (collectively, the “Euronotes”):

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

The Euronotes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) and used the net proceeds from the offering to pay a portion of the purchase price for the Pall Acquisition. Interest on the Euronotes is payable: on the floating rate notes quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2015; on the 2019 Notes and 2025 Notes annually in arrears on July 8 of each year, commencing on July 8, 2016; and on the 2022 Notes annually in arrears on January 4 of each year, commencing on January 4, 2016.

On September 15, 2015, the Company completed the underwritten public offering of each of the following series of senior unsecured notes (collectively, the “Notes”):

•
$500 million aggregate principal amount of 1.650% senior notes due 2018 (the “2018 Notes”). The 2018 Notes were issued at 99.866% of their principal amount, will mature on September 15, 2018 and bear interest at the rate of 1.650% per year.

•
$500 million aggregate principal amount of 2.400% senior notes due 2020 (the “2020 Notes”). The 2020 Notes were issued at 99.757% of their principal amount, will mature on September 15, 2020 and bear interest at the rate of 2.400% per year.

•
$500 million aggregate principal amount of 3.350% senior notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at 99.857% of their principal amount, will mature on September 15, 2025 and bear interest at the rate of 3.350% per year.

•
$500 million aggregate principal amount of 4.375% senior notes due 2045 (the “2045 Notes”). The 2045 Notes were issued at 99.784% of their principal amount, will mature on September 15, 2045 and bear interest at the rate of 4.375% per year.

The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately $2.0 billion and used the net proceeds from the offering to repay a portion of the commercial paper issued to pay a portion of the purchase price for the Pall Acquisition. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2016.
Covenants and Redemption Provisions Applicable to the Euronotes and Notes
At any time prior to September 15, 2018 (the maturity date of the 2018 Notes) in the case of the 2018 Notes, April 8, 2019 (three months prior to the maturity date of the 2019 Euronotes), in the case of the 2019 Euronotes, August 15, 2020 (one month prior to the maturity date of the 2020 Notes) in the case of the 2020 Notes, January 4, 2022 (the maturity date of the 2022 Euronotes), in the case of the 2022 Euronotes, June 15, 2025 (three months prior to the maturity date of the 2025 Notes) in the case of the 2025 Notes, April 8, 2025 (three months prior to the maturity date of the 2025 Euronotes), in the case of the 2025 Euronotes, or March 15, 2045 (six months prior to the maturity date of the 2045 Notes) in the case of the 2045 Notes, the Company may redeem the applicable series of Notes or Euronotes, as applicable, in whole or in part, by paying the principal amount and the “make-whole” premium specified in the applicable indenture, plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the Notes or the Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.
The respective indentures under which the Notes and Euronotes were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of October 2, 2015 the Company was in compliance with all of its debt covenants.
In addition, in connection with the Pall Acquisition, the Company acquired senior unsecured notes previously issued by Pall (the “Pall Notes”) with an aggregate principal amount of $375 million and a stated interest rate of 5.0% per year. In accordance with accounting for business combinations, the Pall Notes were recorded at their fair value of $417 million on the date of acquisition and for accounting purposes, interest charges on these notes recorded in the Company's statement of earnings reflect an effective interest rate of approximately 2.9% per year. The Company will pay interest on the Pall Notes semi-annually in arrears on June 15 and December 15 of each year (based on the stated 5.0% interest rate). The Pall Notes mature on June 15, 2020. Effective as of September 18, 2015, the Company had fully and unconditionally guaranteed the Pall Notes.
Cash and Cash Requirements
As of October 2, 2015, the Company held approximately $1.8 billion of cash and cash equivalents that were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.3%. Of this amount, $413 million was held within the United States and approximately $1.4 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. With respect to the Company’s other cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the Credit Facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of October 2, 2015, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2015, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $45 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING POLICIES
There were no material changes during the three months ended October 2, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Instruments and Risk Management,” in the Company’s 2014 Annual Report on Form 10-K. There were no material changes during the three months ended October 2, 2015 to this information reported in the Company’s 2014 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Information Related to Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A of Danaher’s 2014 Annual Report on Form 10-K and Part II - Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015. There were no material changes during the quarter ended October 2, 2015 to the risk factors reported in the Company’s 2014 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2015, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 51,013 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The Company's repurchases of its equity securities during the third quarter of 2015 are listed in the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs (2)
July 4, 2015 - August 3, 2015	26,041,666	(1)	26,041,666	20,000,000
August 4, 2015 - September 3, 2015	—	—	—	20,000,000
September 4, 2015 - October 2, 2015	—	—	—	20,000,000
Total	26,041,666	(1)	26,041,666	20,000,000

(1)
On July 14, 2015, the Company consummated (i) the split-off of the majority of its Test & Measurement segment's communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company's Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business (Potomac Holding LLC), and (ii) the subsequent merger of Potomac Holding LLC with a subsidiary of NetScout Systems, Inc. (“NetScout”).  Danaher shareholders who exchanged their shares of Danaher common stock in the exchange offer received 2.4 common units of Potomac Holding LLC for each share of Danaher common stock exchanged, and each common unit of Potomac Holding LLC was immediately converted into one share of NetScout common stock.  Danaher shareholders who participated in the exchange offer received an aggregate of 62.5 million shares of NetScout common stock in exchange for all of the Danaher shares exchanged.

(2)
On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions.  There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes.  As of October 2, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089))

4.1
Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.650% senior notes due 2018, 2.400% senior notes due 2020, 3.350% senior notes due 2025 and 4.375% senior notes due 2045 (incorporated by reference to Danaher Corporation's Current Report on Form 8-K filed September 15, 2015 (Commission File Number: 1-8089))

11.1	Computation of per-share earnings (See Note 12, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Condensed Financial Statements).

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of October 2, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended October 2, 2015 and September 26, 2014, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended October 2, 2015 and September 26, 2014, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended October 2, 2015, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended October 2, 2015 and September 26, 2014, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	October 21, 2015	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	October 21, 2015	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer