Form 10-K
period 2015-12-31
DANAHER CORP /DE/
filed 2016-02-24
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
As of February 9, 2016, the number of shares of Registrant’s common stock outstanding was 687,154,521. The aggregate market value of common stock held by non-affiliates of the Registrant on July 3, 2015 was $53.9 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.
EXHIBIT INDEX APPEARS ON PAGE 110
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2016 Proxy Statement specifically incorporated herein by reference, the 2016 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, split-offs or other distributions (including the anticipated separation of Danaher into two independent companies in the third quarter of 2016), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
To accomplish these goals, we use a set of growth, lean and leadership tools and processes, known as the DANAHER BUSINESS SYSTEM (“DBS”), which are designed to continuously improve business performance in the critical areas of quality, delivery, cost, growth and innovation. Within the DBS framework, we pursue a number of ongoing strategic initiatives relating to idea generation, product development and commercialization, global sourcing of materials and services, manufacturing improvement and sales and marketing.
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
We have announced our intention to separate our company into two independent, publicly traded companies in the third quarter of 2016. Completion of the separation will create a multi-industry, science and technology growth company that will retain the Danaher name (“New Danaher”) and a diversified industrial growth company named Fortive Corporation (“Fortive”). New Danaher will consist of Danaher’s existing Life Sciences & Diagnostics (including Pall Corporation (“Pall”)) and Dental segments as well as the water quality and product identification businesses, which in aggregate generated approximately $16.5 billion of revenue in 2015 (adjusted to include the full annual revenues of Pall for 2015). Fortive will consist of Danaher’s existing Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business, which in aggregate generated approximately $6.0 billion of revenue in 2015. The separation is subject to final approval by Danaher’s Board of Directors and other customary conditions, and will be in the form of a pro rata distribution to Danaher shareholders of 100% of the outstanding shares of Fortive.
2015 sales by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s customer is made) were: North America, 47% (including 44% in the United States); Europe, 25%; Asia/Australia, 21% and all other regions, 7%. For additional information regarding sales by geography, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report. The anticipated spin-off of Fortive in the third quarter of 2016 is expected to change the geographic mix of sales for New Danaher, as the New Danaher businesses realize a higher percentage of overall sales from outside North America than the Fortive businesses.
Reportable Segments
The table below describes the percentage of our total annual revenues attributable to each of our five segments over each of the last three years ended December 31, 2015. For additional information regarding sales, operating profit and identifiable assets by segment, please refer to Note 19 in the Consolidated Financial Statements included in this Annual Report.

	2015	2014	2013
Test & Measurement	13%	14%	14%
Environmental	18%	19%	18%
Life Sciences & Diagnostics	40%	38%	38%
Dental	13%	11%	11%
Industrial Technologies	16%	18%	19%
TEST & MEASUREMENT
Our Test & Measurement segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure and temperature. 2015 sales for this segment by geographic destination were: North America, 57%; Europe, 15%; Asia/Australia, 22% and all other regions, 6%.
We established our Test & Measurement business in 1998 through the acquisition of Fluke Corporation, and have expanded the business through numerous subsequent acquisitions, including the acquisition of Tektronix in 2007 and Keithley Instruments in 2010. The Test & Measurement segment consists of the following lines of business.
Instruments
Our instruments products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality, among other parameters. Typical users of these products include electrical engineers, electricians, electronic technicians, medical technicians, and industrial service, installation and maintenance professionals. We also sell services and products that help developers and engineers convert concepts into finished products. Our test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Typical users of these products and services include research and development engineers who design, de-bug, monitor and validate the function and performance of electronic components, subassemblies and end-products, and video equipment manufacturers, content developers and broadcasters. Products and services are marketed under a variety of brands, including AMPROBE, FLUKE, FLUKE BIOMEDICAL, FLUKE NETWORKS, KEITHLEY, MAXTEK and TEKTRONIX.
Other Businesses

•
Professional Tools. We manufacture and distribute professional tools, toolboxes and automotive diagnostic equipment through our network of franchised mobile distributors, who sell primarily to professional mechanics under the MATCO brand. Professional mechanics typically select tools based on relevant innovative features and the other factors described under “—Competition.”

•
Wheel Service Equipment. We produce a full-line of wheel service equipment including brake lathes, tire changers, wheel balancers, and wheel weights under the AMMCO, BADA and COATS brands. Typical users of these products are automotive tire and repair shops. Sales are generally made through our direct sales personnel and independent distributors. Competition in the wheel service equipment business is based on the factors described under “—Competition.”

Test & Measurement segment manufacturing facilities are located in North America, Europe, and Asia.
ENVIRONMENTAL
Our Environmental segment products and services help protect the global water supply, facilitate environmental stewardship, enhance the safety of personal data and improve business efficiencies. 2015 sales for this segment by geographic destination were: North America, 54%; Europe, 20%; Asia/Australia, 15% and all other regions, 11%. Our Environmental segment consists of the following lines of business.
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

Retail/Commercial Petroleum
Danaher’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management. We have served the retail/commercial petroleum market since the mid-1980s through our Veeder-Root business, and have enhanced our geographic coverage and product and service breadth through various acquisitions including the acquisitions of Red Jacket in 2001, Gilbarco in 2002, the petroleum dispenser business of Larsen & Toubro in 2010 and ANGI Energy Systems in 2014. The business offers the following products:

•
Retail/Commercial Petroleum. Our retail/commercial petroleum products include environmental monitoring and leak detection systems; vapor recovery equipment; fuel dispensers for petroleum and compressed natural gas; point-of-sale and secure electronic payment technologies for retail petroleum stations; submersible turbine pumps; and remote monitoring and outsourced fuel management services, including compliance services, fuel system maintenance, and inventory planning and supply chain support. Typical users of these products include independent and company-owned retail petroleum stations, high-volume retailers, convenience stores, and commercial vehicle fleets. Our retail/commercial petroleum products are marketed under a variety of brands, including ANGI, DOMS, GASBOY, GILBARCO, GILBARCO AUTOTANK and VEEDER-ROOT.

•
Telematics. Our telematics products include vehicle tracking and fleet management hardware and software solutions that fleet managers use to position and dispatch vehicles, manage fuel consumption and promote vehicle safety, compliance, operating efficiency and productivity. Typical users of these solutions span a variety of industries and include businesses and other organizations that manage vehicle fleets. Our telematics products are marketed under a variety of brands, including NAVMAN WIRELESS and TELETRAC.

Customers in this line of business choose suppliers based on a number of factors including product features, performance and functionality, the supplier’s geographic coverage and the other factors described under “—Competition.” Sales are generally made through independent distributors and our direct sales personnel.
Manufacturing facilities are located in North America, Europe, Asia and South America. Sales are generally made through independent distributors and our direct sales personnel.
LIFE SCIENCES & DIAGNOSTICS
Our diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Our life sciences business offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells in order to understand the causes of disease, identify new therapies and test new drugs and vaccines. As a result of the acquisition of Pall in 2015, the business is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial segments. 2015 sales for this segment by geographic destination were: North America, 39%; Europe, 27%; Asia/Australia, 28% and all other regions, 6%.
Diagnostics
We established our diagnostics business in 2004 through the acquisition of Radiometer. We have expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014 and the clinical microbiology business of Siemens Healthcare Diagnostics in 2015. The diagnostics business consists of our clinical laboratory (or clinical lab), critical care and anatomical pathology diagnostics businesses.
Our clinical lab business is a leading manufacturer and marketer of biomedical testing instrument systems, tests and supplies that are used to evaluate and analyze samples made up of body fluids, cells and other substances. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physicians’ office settings. The business offers the following products:

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
Our critical care diagnostics business is a leading worldwide provider of instruments, software and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers, as well as for anemia and high-sensitivity glucose testing. Typical users of these products include hospital central laboratories, intensive care units, hospital operating rooms, hospital emergency rooms, physician’s office laboratories and blood banks.
Our anatomical pathology diagnostics business is a leading company in the anatomical pathology market, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. Our anatomical pathology diagnostics products include minimally invasive, vacuum-assisted breast biopsy instruments; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; chemical and immuno-staining instruments, reagents, antibodies and consumables; slide coverslipping and slide/cassette marking instruments; and imaging instrumentation including slide scanners, microscopes, cameras and software solutions to store, share and analyze pathology images digitally. Typical users of these products include pathologists, lab managers and researchers.
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
Life Sciences
We established our life sciences business in 2005 through the acquisition of Leica Microsystems, and have expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010 Beckman Coulter in 2011 and Pall in 2015. The life sciences business consists of the following businesses.
Microscopy—Our microscopy business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of and enhance the user’s visualization and analysis of microscopic structures. Our microscopy products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes; and

•	specimen preparation products for electron microscopy.
Typical users of these products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters.
Mass Spectrometry—Our mass spectrometry business is a leading global provider of high-end mass spectrometers. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. Our products utilize various combinations of quadrupole, time-of-flight and ion trap technologies, and are typically used in conjunction with a liquid chromatography instrument. Our mass spectrometer systems are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. To support our installations around the world, we provide implementation, validation, training, maintenance and support from our global services network. Typical users of our mass spectrometry products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians. We also provide high-performance bioanalytical measurement systems, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.
We also offer workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and capillary electrophoresis instrumentation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; and particle characterization instrumentation. Researchers use the business’ products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. Typical users of these products include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
Filtration—We entered the filtration, separation and purification technologies segment in 2015 through the acquisition of Pall. Pall is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, consisting primarily of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. Pall’s core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:

•
Life Sciences. Pall’s life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical, food and beverage and medical customers. In the biopharmaceutical area, we sell a broad line of filtration and purification technologies, associated hardware and engineered systems primarily to pharmaceutical and biotechnology companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant area of growth for Pall in the biopharmaceutical area. In the food and beverage area, we serve the filtration needs of the beer, wine, dairy, alcohol-free beverage, bottled water, and food ingredient markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste. In the medical area, hospitals use our breathing circuit and intravenous filters and water filters to help control the spread of infections.

•
Industrial. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. Pall’s industrial technologies enhance the quality and efficiency of manufacturing processes and keep equipment such as airplanes and manufacturing equipment running efficiently for process technologies, aerospace and microelectronics customers. The process technologies area consists of a broad range of end-markets, including producers and users of energy, oil, gas, renewable and alternative fuels, power, chemicals and water, as well as producers of mobile equipment and trucks, pulp and paper, automobiles and metals. Within these end-markets, demand is driven by end users and original equipment manufacturers (“OEM”) working to increase production and efficiency, reduce costs, produce cleaner burning fuels, conserve water, meet environmental regulations and develop alternative fuel sources. In the aerospace area, we sell filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, marine and land-based military vehicles to help protect critical systems and components. In the microelectronics area, we sell highly sophisticated filtration and purification technologies for the semiconductor, data storage, graphic arts, advanced display and electronic components markets, including contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes.

Customers served by our life sciences business select products based on a number of factors, including product quality and reliability, innovation (particularly productivity and sensitivity improvements), the product’s capacity to enhance productivity, product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” Our life sciences business generally markets its products under the BECKMAN COULTER, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL and SCIEX brands. Manufacturing facilities are located in Europe, Australia, Asia and North America. The business sells to customers through direct sales personnel and independent distributors.
DENTAL
Our Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. We are a leading worldwide provider of a broad range of dental consumables, equipment and services, and are dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. 2015 sales for this segment by geographic destination were: North America, 51%; Europe, 30%; Asia/Australia, 13% and all other regions, 6%.
We entered the dental business in 2004 through the acquisitions of KaVo and Gendex and have enhanced our geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006, PaloDEx Group Oy in 2009 and Nobel Biocare Holding AG (“Nobel Biocare”) in 2014. Today, our dental businesses develop, manufacture and market the following dental consumables and dental equipment:

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
INDUSTRIAL TECHNOLOGIES
Our Industrial Technologies solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. Our product identification businesses develop and manufacture equipment, consumables and software for various printing, marking, coding, packaging, design and color management applications on consumer and industrial products. Our automation business provides electromechanical and electronic motion control products for the automation market. 2015 sales for this segment by geographic destination were: North America, 47%; Europe, 28%; Asia/Australia, 17% and all other regions, 8%. Our Industrial Technologies segment consists of the following lines of business.

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
Automation
We entered the automation control industry through the acquisition of Pacific Scientific Company in 1998, and subsequently expanded our product and geographic breadth with the acquisitions of American Precision Industries, Kollmorgen Corporation and the motion businesses of Warner Electric Company in 2000 and Thomson Industries in 2002, among others. Our automation businesses provide a wide range of electromechanical and electronic motion control products (including standard and custom motors, drives and controls) and mechanical components (such as ball screws, linear bearings, clutches/brakes and linear actuators). The automation products are sold in various precision motion markets, such as the markets for packaging equipment, medical equipment, metal forming equipment, robotics and food and beverage processing applications. Customers are typically systems integrators who use our products in production and packaging lines and OEMs that integrate our products into their machines and systems. Customers in this industry choose suppliers based on a number of factors, including product performance, the breadth of the supplier’s product offering, the geographic coverage offered by the supplier and the other factors described under “—Competition.” Products in this business are marketed under a variety of brands, including DYNAPAR, HENGSTLER, KOLLMORGEN, PORTESCAP and THOMSON. Manufacturing facilities are located in North America, Europe, Asia and Latin America. Sales are generally made through our direct sales personnel and independent distributors.
Other Businesses
Our sensors & controls business offers devices that sense, monitor and control operational or manufacturing variables, such as temperature, pressure, level, flow, turbidity and conductivity.  Users of these products span a wide variety of industrial and manufacturing markets, including medical equipment, food and beverage, marine, industrial, off-highway vehicles, building automation and semiconductors.  The business also makes and sells instruments, controls and monitoring systems used by maintenance departments in electric utilities and industrial facilities to monitor assets, including transformers, generators, motors and switchgear. Our competitive advantage in the markets we serve is based on our ability to apply advanced sensing technologies to a variety of customer needs, many of which are in demanding operating environments. Our modular products and agile supply chain enable rapid customization of solutions for unique operational requirements and which meet the lead-time needs of our customers. Competition in the business is based on a number of factors, including technology, application design expertise, lead time, channels of distribution, brand awareness, as well as the other factors described under “—Competition.” Products in this business are primarily marketed under a variety of brands, including ANDERSON-NEGELE, GEMS SENSORS, QUALITROL and SETRA.  Sales in the segment are generally made through direct sales personnel and independent distributors.

Our energetic materials business designs, develops, manufactures and markets critical, highly-engineered energetic materials components in specialized vertical applications. Customers in this industry choose suppliers based on a number of factors, including the supplier’s experience with the particular technology or application and the other factors described under “—Competition.” These products are typically marketed under the PACIFIC SCIENTIFIC ENERGETIC MATERIALS COMPANY brand.
We are also a leading worldwide supplier of supplemental braking systems for commercial vehicles, selling JAKE BRAKE brand engine retarders for class 6 through 8 vehicles and bleeder and exhaust brakes for class 3 through 7 vehicles. Customers are primarily major OEMs of class 3 through class 8 vehicles, and typically choose suppliers based on their technical expertise and total cost of ownership. Sales are typically made through our direct sales personnel.
Manufacturing facilities of our sensors & controls, energetic materials and supplemental braking businesses are located in North America, South America, Europe and Asia.
************************************
The following discussion includes information common to all of our segments.
Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. Prices of oil and gas also affect our costs for freight and utilities. We purchase raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2015 we had no raw material shortages that had a material effect on our business. For a further discussion of risks related to the materials and components required for our operations, please refer to “Item 1A. Risk Factors.”
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
Backlog
The following sets forth the unfulfilled orders attributable to each of our five segments as of December 31 ($ in millions):

	2015	2014
Test & Measurement	$174.2	$170.6
Environmental	655.6	643.1
Life Sciences & Diagnostics	1,188.6	447.2
Dental	49.8	67.5
Industrial Technologies	600.8	638.1
Total	$2,669.0	$1,966.5
We expect that a large majority of the unfilled orders as of December 31, 2015 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of our products and the shortening of product life cycles, we believe that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.
Employee Relations
As of December 31, 2015, we employed approximately 81,000 persons, of whom approximately 32,000 were employed in the United States and approximately 49,000 were employed outside of the United States. Of our United States employees, approximately 1,700 were hourly-rated, unionized employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”
Research and Development
The following sets forth our research and development expenditures over each of the last three years ended December 31, by segment and in the aggregate ($ in millions):

	2015	2014	2013
Test & Measurement	$208.1	$214.1	$216.3
Environmental	188.6	182.7	166.8
Life Sciences & Diagnostics	554.6	506.5	476.4
Dental	133.8	82.4	75.3
Industrial Technologies	154.0	171.3	169.6
Total	$1,239.1	$1,157.0	$1,104.4
We conduct research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of our existing products and expanding the applications for which uses of our products are appropriate. Our research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company generally conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia, although it does conduct certain research and development activities on a centralized basis. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, please refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2015, 2014 or 2013.
Government Contracts
Although the substantial majority of our revenue in 2015 was from customers other than governmental entities, each of our segments has agreements relating to the sale of products to government entities. As a result, we are subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
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
Medical Device and Other Health Care Regulations
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
We are also subject to various health care related laws regulating fraud and abuse, pricing and sales and marketing practices and the privacy and security of health information, including the United States federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the federal regulations discussed above and below.

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
The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for the year ended December 31, by segment and in the aggregate, based on geographic destination:

	2015	2014	2013
Test & Measurement	46%	48%	49%
Environmental	50%	54%	57%
Life Sciences & Diagnostics	63%	65%	65%
Dental	54%	54%	53%
Industrial Technologies	56%	57%	57%
Total percentage of revenue derived from customers outside of the United States	56%	58%	58%
The table below describes long-lived assets located outside the United States as of December 31, as a percentage of total long-lived assets, by segment and in the aggregate (including assets held for sale):

	2015	2014	2013
Test & Measurement	20%	18%	20%
Environmental	35%	37%	38%
Life Sciences & Diagnostics	52%	45%	48%
Dental	40%	46%	33%
Industrial Technologies	37%	34%	37%
Total percentage of long-lived assets located outside of the United States	46%	39%	39%
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
Major Customers
No customer accounted for more than 10% of consolidated sales in 2015, 2014 or 2013.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.
We are pursuing a plan to separate into two independent publicly traded companies. The proposed separation may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We have announced a plan to separate into two independent public companies in the third quarter of 2016 through a spin-off of certain of our businesses. Unanticipated developments, including possible delays in obtaining various tax rulings, regulatory approvals or clearances and trade qualifications, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

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
In recent years, we have implemented multiple, significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
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
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, we rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our financial statements.
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
Our acquisition of businesses (including our recent acquisition of Pall), joint ventures and strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses and enter into joint ventures and other strategic relationships in the ordinary course, some of which may be material; please see “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. In particular, as of the date of this report the acquisition of Pall in 2015 is Danaher’s largest acquisition and has expanded Danaher’s business into new markets. Acquisitions, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our financial statements:

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
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials (or the manufacture and sale of products containing such materials). We cannot guarantee that we will be able to obtain regulatory clearance or approvals (such as 510(k) clearance) for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Failure to obtain such regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information, including the federal regulations described in “Item 1. Business - Regulatory Matters.” Many states and foreign countries have also adopted laws and regulations similar to, and in some cases more stringent than, such federal regulations. For more information regarding regulations we are subject to please see “Item 1. Business - Regulatory Matters.”
Failure to comply with the regulations described above could result in the adverse effects referenced below under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.” Compliance with these and other regulations may also require us to incur significant expenses.
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial statements.
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), health care austerity measures in other countries and other potential health care reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure health care products and services.

These changes as well as other impacts from market demand, government regulations, third party coverage and reimbursement policies and societal pressures have increased our tax liabilities and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services and increase our compliance and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our financial statements.
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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, please refer to Note 16 to the Consolidated Financial Statements. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2015 will have a material effect on our financial statements.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.
In addition to the environmental, health, safety, health care, medical device, anticorruption and other regulations noted above, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:

•
we are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory.

•
we also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities. The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities may be subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract.  In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process could become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements. For additional information regarding these risks, please refer to “Item 1. Business - Regulatory Matters.”
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2015, the net carrying value of our goodwill and other intangible assets totaled approximately $36.3 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
Foreign currency exchange rates may adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business' functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
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
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2015 will have a material effect on our financial statements.
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
As of December 31, 2015, we had approximately $12.9 billion in outstanding indebtedness. In addition, we had the ability to incur approximately an additional $2.0 billion of indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our $6.0 billion of credit facilities which were not being used to backstop outstanding commercial paper balances as of December 31, 2015. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.
Our current revolving credit facilities and long-term debt obligations also impose certain restrictions on us; for more information please refer to the MD&A. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to maintain the credit ratings assigned to us by independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase.
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
We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
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
In 2015, approximately 56% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country's or region's political or economic conditions, such as the devaluation of particular currencies;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including negative changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
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
The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase our funding obligations and adversely impact our financial statements. In addition, upward pressure on the cost of providing health care coverage to current employees and retirees may increase our future funding obligations and adversely affect our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Washington, D.C. in a facility that we lease. As of December 31, 2015, we had facilities in over 50 countries, including approximately 336 significant manufacturing and distribution facilities. 160 of these facilities are located in the United States in over 25 states and 176 are located outside the United States in over 30 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, South America and Australia. These facilities cover approximately 30 million square feet, of which approximately 18 million square feet are owned and approximately 12 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Test & Measurement, 38;

•	Environmental, 46;

•	Life Sciences & Diagnostics, 143;

•	Dental, 48; and

•	Industrial Technologies, 61.
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

ITEM 3. LEGAL PROCEEDINGS
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of our executive officers as of February 9, 2016. All of our executive officers hold office at the pleasure of our Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	64	Chairman of the Board	1984
Mitchell P. Rales	59	Chairman of the Executive Committee	1984
Thomas P. Joyce, Jr.	55	Chief Executive Officer and President	2002
Daniel L. Comas	52	Executive Vice President and Chief Financial Officer	1996
William K. Daniel II	51	Executive Vice President	2006
James A. Lico	50	Executive Vice President	2002
Brian W. Ellis	49	Senior Vice President – General Counsel	2016
William H. King	48	Senior Vice President – Strategic Development	2005
Angela S. Lalor	50	Senior Vice President – Human Resources	2012
Robert S. Lutz	58	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	49	Senior Vice President – Corporate Development	2004
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
Daniel L. Comas has served as Executive Vice President and Chief Financial Officer since 2005.
William K. Daniel II has served as Executive Vice President since 2008.
James A. Lico has served as Executive Vice President since 2005. The Company has announced that Mr. Lico will serve as President and Chief Executive Officer and as a director of Fortive Corporation when it is spun-off from the Company in 2016.
Brian W. Ellis has served as Senior Vice President – General Counsel since joining Danaher in January 2016. Prior to joining Danaher, Mr. Ellis served for over five years in progressively more responsible positions in the legal department of Medtronic, Inc., a medical device company, including most recently as Vice President and General Counsel of Medtronic’s Restorative Therapies Group.
William H. King has served as Senior Vice President – Strategic Development since May 2014 after serving as Vice President - Strategic Development from 2005 until May 2014.
Angela S. Lalor has served as Senior Vice President – Human Resources since joining Danaher in April 2012. Prior to joining Danaher, Ms. Lalor served for 22 years in a series of progressively more responsible positions in the human resources department of 3M Company, a global manufacturing company, including most recently as Senior Vice President, Human Resources.
Robert S. Lutz has served as Senior Vice President – Chief Accounting Officer since February 2010.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 9, 2016, there were approximately 2,900 holders of record of our common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends declared per share, in each case for the periods described below, were as follows:

	2015				2014
	High	Low	Dividends Per Share		High	Low	Dividends Per Share
First quarter	$88.10	$81.25	$0.135	(a)	$78.80	$71.89	$0.100	(b)
Second quarter	$90.25	$81.59	$0.135		$81.14	$71.75	$0.100
Third quarter	$92.92	$82.30	$0.135		$80.00	$73.02	$0.100
Fourth quarter	$97.62	$86.52	$0.135		$87.49	$70.12	$0.100

(a) The Company increased its quarterly dividend rate in the first quarter of 2015 to $0.135 per share.
(b) The Company increased its quarterly dividend rate in the first quarter of 2014 to $0.10 per share.
Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.
Issuer Purchases of Equity Securities
On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of commercial paper.
Except in connection with the disposition of the Company's communications business to NetScout Systems, Inc. (“NetScout”), neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2015, 2014 or 2013. Refer to Note 3 to the Consolidated Financial Statements for discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company's communications business to NetScout.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2015, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 113,166 shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2015		2014		2013		2012		2011
Sales	$20,563.1		$19,154.0		$18,283.1		$17,474.8		$15,418.8
Operating profit	3,469.1		3,346.6		3,120.5		2,979.6		2,479.4
Net earnings from continuing operations	2,598.7	(b)	2,543.1	(c)	2,590.6	(d)	2,181.3		1,798.6
Earnings from discontinued operations, net of income taxes	758.7	(a)	55.3		104.4		210.9	(e)	373.7	(f)
Net earnings	$3,357.4	(a) (b)	$2,598.4	(c)	$2,695.0	(d)	$2,392.2	(e)	$2,172.3	(f)
Net earnings per share from continuing operations:
Basic	$3.72	(b)	$3.62	(c)	$3.72	(d)	$3.15		$2.66
Diluted	3.67	(b)	3.56	(c)	3.65	(d)	3.07		2.58
Net earnings per share from discontinued operations:
Basic	$1.09	(a)	$0.08		$0.15		$0.30	(e)	$0.55	(f)
Diluted	1.07	(a)	0.08		0.15		0.30	(e)	0.53	(f)
Net earnings per share:
Basic	$4.81	(a) (b)	$3.70	(c)	$3.87	(d)	$3.45	(e)	$3.21	(f)
Diluted	4.74	(a) (b)	3.63	(c) *	3.80	(d)	3.36	(e) *	3.11	(f)
Dividends declared per share	$0.54	(g)	$0.40	(h)	$0.10		$0.10		$0.09
Total assets	$48,222.2		$36,991.7		$34,672.2		$32,941.0		$29,949.5
Total debt	$12,870.4		$3,473.4		$3,499.0		$5,343.1		$5,305.2

(a) Includes $767 million after-tax gain ($1.08 per diluted share) on disposition of the Company’s communications business. Refer to Note 3 of the Notes in the Consolidated Financial Statements for additional information.

(b) Includes $12 million ($8 million after-tax or $0.01 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 13 in the Consolidated Financial Statements for additional information.

(c) Includes $34 million ($26 million after-tax or $0.04 per diluted share) gain on sale of the Company’s electric vehicle systems (“EVS”)/hybrid product line and $123 million ($77 million after-tax or $0.11 per diluted share) gain on sale of certain marketable equity securities. Refer to Notes 3 and 13, respectively, in the Consolidated Financial Statements for additional information.

(d) Includes $230 million ($144 million after-tax or $0.20 per diluted share) gain on sale of the Company’s investment in the Apex Tool Group, LLC (“Apex”) joint venture and $202 million ($125 million after-tax or $0.18 per diluted share) gain on sale of certain marketable equity securities. Refer to Notes 3 and 13, respectively, in the Consolidated Financial Statements for additional information.

(e) Includes $149 million ($94 million after-tax or $0.13 per diluted share) gain on sale of the Company’s Accu-Sort and Kollmorgen Electro-Optical businesses.
(f) Includes $328 million ($202 million after-tax or $0.29 per diluted share) gain on sale of the Company’s Pacific Scientific Aerospace business.
(g) The Company increased its quarterly dividend rate in 2015 to $0.135 per share.
(h) The Company increased its quarterly dividend rate in 2014 to $0.10 per share.
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
OVERVIEW
General
Please see “Item 1. Business – General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2015, approximately 56% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, typically help limit the impact of any one industry or the economy of any single country on the consolidated operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products, software and services increased in 2015 as compared to 2014 resulting in aggregate year-over-year sales growth from existing businesses of 3.0%. The Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Geographically, both high-growth and developed markets contributed to year-over-year sales growth from existing businesses during 2015. Sales growth rates from existing businesses in high-growth markets grew at a mid-single digit rate in 2015 as compared to 2014 led by strength in China and India, partially offset by weakness in Russia and Latin America. High-growth markets represented approximately 27% of the Company’s total sales in 2015. Sales from existing businesses in developed markets grew at a low-single digit rate in 2015 as compared to 2014 and were driven by North America and Western Europe. While individual business results will vary, the Company expects sales from existing businesses to continue to grow on a year-over-year basis during 2016 at a level in line with the growth levels experienced in 2015 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.
The acquisition of Pall, as further discussed below, provides additional sales and earnings growth opportunities for the Company’s Life Sciences and Diagnostics segment by expanding the segment’s geographic and product line diversity, including new and complementary product and service offerings in the area of filtration, separation and purification technologies, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent, publicly traded companies (the “Separation”). Completion of the Separation will create:

•
a multi-industry, science and technology growth company that will retain the Danaher name and consist of Danaher’s existing Life Sciences & Diagnostics (including Pall) and Dental segments and water quality as well as the product identification businesses, which in aggregate generated approximately $16.5 billion of revenue in 2015 (adjusted to include the full annual revenues of Pall for 2015); and

•
a diversified industrial growth company (Fortive Corporation (“Fortive”)) that will consist of Danaher’s existing Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business, which in aggregate generated approximately $6.0 billion of revenue in 2015.

The transaction is expected to occur through a tax-free separation. The Company is targeting to complete the Separation in the third quarter of 2016, subject to final approval by Danaher’s Board of Directors and other customary conditions. The Separation will be in the form of a pro rata distribution to Danaher shareholders of 100% of the outstanding shares of Fortive.
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
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of Euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes and the approximately CHF 755 million ($732 million based on currency exchange rates as of date of issuance) of net proceeds, including the related premium, from the issuance and sale of Swiss franc-denominated senior unsecured bonds to repay a portion of the commercial paper issued to finance the Pall Acquisition.
In addition to the Pall Acquisition, during 2015 the Company acquired 11 businesses for total consideration of approximately $727 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s five segments. The aggregate annual sales of these 11 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $375 million.
Disposition of Communications Business
In July 2015, the Company consummated the split-off of the majority of its Test & Measurement segment’s communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company’s Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout. Danaher shareholders who participated in the exchange offer tendered 26 million shares of Danaher common stock (valued at approximately $2.3 billion based on the closing price of Danaher’s common stock on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. This gain was included in the results of discontinued operations for the year ended December 31, 2015 and included $47 million of charges recorded in the fourth quarter of 2015 resulting from the reconciliation of deferred income tax balances used in calculating the gain recorded in the third quarter of 2015. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
For a discussion of the Company’s 2014 and 2013 acquisition and divestiture activity, refer to “Liquidity and Capital Resources — Investing Activities”.
Sale of Investments
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share).
For a discussion of the Company’s 2014 and 2013 sale of investments activity, refer to “Liquidity and Capital Resources — Investing Activities”.

RESULTS OF OPERATIONS
Consolidated sales for the year ended December 31, 2015 increased 7.5% compared to 2014. Sales from existing businesses contributed 3.0% growth and sales from acquired businesses contributed 10.5% growth on a year-over-year basis. The impact of currency translation reduced reported sales by 6.0% as the U.S. dollar was, on average, stronger against other major currencies during 2015 as compared to exchange rate levels during 2014.
Consolidated sales for the year ended December 31, 2014 increased 5.0% compared to 2013. Sales from existing businesses contributed 4.0% growth and sales from acquired businesses contributed 1.5% growth on a year-over-year basis. The impact of currency translation reduced reported sales by 0.5% as the U.S. dollar was, on average, stronger against other major currencies during 2014 as compared to exchange rate levels during 2013.
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
Operating profit margins were 16.9% for the year ended December 31, 2015 as compared to 17.5% in 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 75 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 25 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition related charges associated with Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 65 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses, including Pall, net of the positive effect of the product line disposition in the third quarter of 2014 - 85 basis points

•	Charges associated with the anticipated 2016 Separation - 10 basis points
The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period.
Operating profit margins were 17.5% for the year ended December 31, 2014 as compared to 17.1% in 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 95 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 15 basis points

•
The incremental net dilutive effect in 2014 of acquired businesses and acquisition-related charges recorded in 2014 associated with the Nobel Biocare acquisition, including transaction costs deemed significant and fair value adjustments to acquired inventory, net of the positive effect of the product line disposition in the third quarter of 2014 - 40 basis points

Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2015	2014	2013
Test & Measurement	$2,654.8	$2,702.1	$2,582.4
Environmental	3,635.4	3,547.3	3,316.9
Life Sciences & Diagnostics	8,213.1	7,185.7	6,856.4
Dental	2,736.8	2,193.1	2,094.9
Industrial Technologies	3,323.0	3,525.8	3,432.5
Total	$20,563.1	$19,154.0	$18,283.1

TEST & MEASUREMENT
The Company’s Test & Measurement segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure and temperature. The Company’s instruments products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality, among other parameters. The Company also sells services and products that help developers and engineers convert concepts into finished products. The Company’s test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Also included in the Test & Measurement segment are the Company’s professional tools and wheel service equipment businesses. As a result of the July 2015 split-off of the Company’s communications business, which was previously reported as part of the Test & Measurement segment, all current year and prior year results of the segment have been adjusted to exclude the results of this discontinued operation. See Note 3 to the Consolidated Financial Statements for additional information related to the disposition of the communications business.
Test & Measurement Selected Financial Data

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$2,654.8	$2,702.1	$2,582.4
Operating profit	614.4	573.2	515.1
Depreciation	25.6	26.7	24.9
Amortization	54.6	56.8	65.8
Operating profit as a % of sales	23.1%	21.2%	19.9%
Depreciation as a % of sales	1.0%	1.0%	1.0%
Amortization as a % of sales	2.1%	2.1%	2.5%
Components of Sales Growth

	2015 vs. 2014	2014 vs. 2013
Existing businesses	2.5%	3.5%
Acquisitions	—%	1.5%
Currency exchange rates	(4.5)%	(0.5)%
Total	(2.0)%	4.5%
2015 Compared to 2014
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2015 as compared to 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s instruments business were flat during 2015 as compared to 2014, due to increased year-over-year sales of calibration, thermography and biomedical products, primarily from sales in developed markets offset by year-over-year declines in sales in the government and the semi-conductor end-markets. Industrial end-market sales were essentially flat for the year but slowed during the second half of 2015 reflecting lower overall point of sale demand. Geographically, growth continued to be strong in Western Europe and China while demand remained weak in Russia and Latin America.
Sales from existing businesses in the segment’s mobile tool and wheel service businesses grew at a low-double digit rate during 2015 as compared to 2014 due to continued strong demand for tool storage solutions as well as increases in the number of franchisees, primarily in the United States.
Operating profit margins increased 190 basis points during 2015 as compared to 2014. The following factors favorably impacted year-over-year operating profit margin comparisons.

•
Higher 2015 sales volumes from existing businesses as well as incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 135 basis points

•
Reimbursement of costs related to finance and accounting, information technology and other services provided under a transition services agreement entered into with NetScout in connection with the disposition of the communications business (see Note 3 to the Consolidated Financial Statements) - 45 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 10 basis points

2014 Compared to 2013
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2014 as compared to 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s instruments business grew at a low-single digit rate during 2014 as compared to 2013, due to increased year-over-year sales of electrical and calibration products, primarily from strong sales of new product offerings. Geographically, growth was led by increased demand in North America, China, and Western Europe.
Sales from existing businesses in the segment’s mobile tool and wheel service businesses grew during 2014 as compared to 2013.
Operating profit margins increased 130 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher sales volumes from existing businesses as well as incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2013, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 155 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 10 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 15 basis points

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
Environmental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$3,635.4	$3,547.3	$3,316.9
Operating profit	782.4	705.2	696.5
Depreciation	52.8	49.7	34.4
Amortization	37.0	36.0	28.3
Operating profit as a % of sales	21.5%	19.9%	21.0%
Depreciation as a % of sales	1.5%	1.4%	1.0%
Amortization as a % of sales	1.0%	1.0%	0.9%

Components of Sales Growth

	2015 vs. 2014	2014 vs. 2013
Existing businesses	5.0%	4.5%
Acquisitions	3.5%	3.5%
Currency exchange rates	(6.0)%	(1.0)%
Total	2.5%	7.0%
2015 Compared to 2014
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2015 as compared with 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a mid-single digit rate during 2015 as compared with 2014. Sales growth in the analytical instrumentation product line continued to be led by strong sales of instruments and related consumables and services in North America, primarily in the U.S. municipal end market, Europe and China (although growth slowed sequentially in China during the fourth quarter of 2015, partly due to delays in government projects). Year-over-year sales growth in the business’ chemical treatment solutions product line was due to continued growth in the United States as well as continued business expansion in Latin America. Sales in the business’ ultraviolet water disinfection product line grew on a year-over-year basis due to continued demand in industrial disinfection end markets in the United States and municipal end markets in the United States and Western Europe.
Sales from existing businesses in the segment’s retail petroleum business grew at a mid-single digit rate during 2015 as compared with 2014, as year-over-year demand for the business’ dispenser systems, service and point-of-sale systems continued to be strong, primarily in North America. Customers, predominantly in the United States, have begun to upgrade point-of-sale systems to comply with deadlines for enhanced security requirements based on the Europay, MasterCard and Visa (“EMV”) global standard and the Company expects this trend to continue to drive growth for the next several years. This growth was partially offset by lower year-over-year sales of retail petroleum products in the Middle East, Russia and Western Europe, largely due to softness in demand from integrated oil companies.
Operating profit margins increased 160 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 135 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 70 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 45 basis points
2014 Compared to 2013
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2014 as compared with 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality business grew at a mid-single digit rate during 2014 as compared with 2013. Sales growth in the analytical instrumentation product line was led primarily by continued strong sales of instruments and related consumables and service in North America, China, Europe and Latin America. Sales in the business’ chemical treatment solutions product line grew on a year-over-year basis due primarily to continued sales force investments in the U.S. market, and to a lesser extent, continued international expansion. Year-over-year sales in the business’ ultraviolet water disinfection product line declined during 2014 due to continued weak demand in municipal end markets, primarily in North America and Western Europe.

Sales from existing businesses in the segment’s retail petroleum equipment business grew at a mid-single digit rate during 2014 as compared with 2013. Demand for the business’ dispenser systems was particularly strong in North America and China during 2014. Continued strong demand for point-of-sale systems, service and vapor recovery products in most major geographies also contributed to year-over-year sales growth.
Operating profit margins declined 110 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 35 basis points

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

LIFE SCIENCES & DIAGNOSTICS
The Company’s diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences business offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells in order to understand the causes of disease, identify new therapies and test new drugs and vaccines. The Company through its newly acquired Pall business is also a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, consisting primarily of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware.
Life Sciences & Diagnostics Selected Financial Data

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$8,213.1	$7,185.7	$6,856.4
Operating profit	1,088.5	1,105.9	1,009.8
Depreciation	392.6	371.9	363.3
Amortization	267.5	167.1	154.0
Operating profit as a % of sales	13.3%	15.4%	14.7%
Depreciation as a % of sales	4.8%	5.2%	5.3%
Amortization as a % of sales	3.3%	2.3%	2.2%
Components of Sales Growth

	2015 vs. 2014	2014 vs. 2013
Existing businesses	3.5%	4.5%
Acquisitions	17.5%	2.0%
Currency exchange rates	(6.5)%	(1.5)%
Total	14.5%	5.0%

2015 Compared to 2014
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2015 as compared with 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s diagnostics business grew at a mid-single digit rate during 2015 as compared to 2014. Demand in the clinical business increased on a year-over-year basis led by growth in the urinalysis and immunoassay consumable products primarily from continuing strong demand in China and other high-growth markets. Continued strong consumable sales in 2015 related to the installed base of blood gas instruments in developed markets as well as strong instrument placement particularly in China and the Middle East drove the majority of the year-over-year sales growth in the critical care diagnostic business. Increased demand for advanced staining systems and consumables as well as probes primarily in North America and China drove the majority of the year-over-year sales growth in the anatomical pathology diagnostics business.
Sales from existing businesses in the segment’s life sciences business grew at a low-single digit rate during 2015 as compared to 2014. Geographically, sales grew on a year-over-year basis in North America and Western Europe partially offset by declines in the Middle East and Brazil. Sales of the business’ broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the clinical markets in North America, Western Europe and China. Sales of confocal and stereo microscopy products decreased on a year-over-year basis led by declines in Western Europe and high-growth markets which were partially offset by growth in surgical microscopy products, primarily in North America. Year-over-year demand for the business’ flow cytometry and sample preparation product lines grew in 2015, led by increases in demand in North America, Western Europe and China.
The Pall Acquisition provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. As Pall is integrated into the Company over the next several years, the Company expects to realize approximately $300 million in annual cost savings as compared to Pall’s annual expense level prior to acquisition, through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Operating profit margins decreased 210 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 35 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 30 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges associated with Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 155 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses (including Pall) - 120 basis points
Depreciation and amortization expense increased during 2015 as compared to 2014 due primarily to the impact of recently acquired businesses, particularly Pall, and the resulting increase in depreciable and amortizable assets.
2014 Compared to 2013
Year-over-year price increases in the segment had a negligible impact during 2014.
Sales from existing businesses in the segment’s diagnostics business grew at a mid-single digit rate during 2014 as compared to 2013. Demand in the clinical business increased on a year-over-year basis led by continuing strong demand in China and other high-growth markets and a return to growth in North America. Continued strong global consumable sales in 2014 related to the installed base of critical care instruments drove the majority of the year-over-year sales growth in the critical care diagnostic business, which was led by China and other high-growth markets as well as modest increases in Western Europe. Increased demand for advanced staining systems and consumables across all major geographies drove the majority of the year-over-year sales growth in the anatomical pathology diagnostics business. Slight overall increases in demand for core histology instruments, led by North America, also contributed to this growth.
Sales from existing businesses in the segment’s life sciences business grew at a mid-single digit rate during 2014 as compared to 2013 due primarily to continued strong demand for the business’ recently introduced products. Geographically, sales grew on a year-over-year basis in North America and Western Europe but declined in China and Japan. Sales of the business’ broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the applied markets in North America and Western Europe. Sales of confocal, stereo and surgical microscopy products increased on a year-over-year basis led by strong demand in the developed markets. Year-over-year demand for the business’ cellular analysis and sample preparation product lines grew at a low single digit rate in 2014, led by increases in demand in North America and Western Europe that, were largely offset by sales declines in China and Japan.
Operating profit margins increased 70 basis points during 2014 as compared to 2013. The following factors impacted year-over-year operating profit margin comparisons.
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 110 basis points

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
Dental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$2,736.8	$2,193.1	$2,094.9
Operating profit	370.4	304.4	304.9
Depreciation	50.0	35.9	35.1
Amortization	82.0	49.1	48.2
Operating profit as a % of sales	13.5%	13.9%	14.6%
Depreciation as a % of sales	1.8%	1.6%	1.7%
Amortization as a % of sales	3.0%	2.2%	2.3%

Components of Sales Growth

	2015 vs. 2014	2014 vs. 2013
Existing businesses	—%	3.0%
Acquisitions	32.5%	3.0%
Currency exchange rates	(7.5)%	(1.5)%
Total	25.0%	4.5%
2015 Compared to 2014
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2015 as compared with 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses were flat on a year-over-year basis as increased demand for dental treatment units and consumable products, including orthodontic products, primarily in China and other high-growth markets, was offset by softness in demand for imaging products, largely due to destocking in the North American distribution channel, and weaker demand in Western Europe. Management believes the destocking impact will be less significant in 2016 as compared to 2015. Lower year-over-year demand for dental equipment in the Middle East due to slower project activity during 2015 also adversely impacted year-over-year performance. The acquisition of Nobel Biocare in December 2014 has provided additional sales and earnings growth opportunities for the Company’s Dental segment by expanding the businesses’ geographic and product line diversity, including new and complementary product and service offerings in the area of implant based tooth replacements.
Operating profit margins declined 40 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 45 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 10 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 95 basis points
Depreciation and amortization increased during 2015 as compared with 2014 due primarily to the impact of recently acquired businesses, primarily Nobel Biocare.
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
2014 vs. 2013 operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 80 basis points

2014 vs. 2013 operating profit margin comparisons were unfavorably impacted by:

•	Incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 35 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses - 40 basis points

•
Acquisition-related charges recorded in 2014 associated with the Nobel Biocare acquisition, including transaction costs deemed significant and fair value adjustments to acquired inventory - 75 basis points

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. The Company’s product identification businesses develop and manufacture equipment, consumables and software for various printing, marking, coding, packaging, design and color management applications on consumer and industrial products. The Company’s automation business provides electromechanical and electronic motion control products and mechanical components for the automation market. In addition to the product identification and automation strategic lines of business, the segment also includes the Company’s sensors and controls, energetic materials and engine retarder businesses.
Industrial Technologies Selected Financial Data

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$3,323.0	$3,525.8	$3,432.5
Operating profit	799.3	801.3	722.9
Depreciation	44.3	46.2	46.6
Amortization	36.7	42.6	42.6
Operating profit as a % of sales	24.1%	22.7%	21.1%
Depreciation as a % of sales	1.3%	1.3%	1.4%
Amortization as a % of sales	1.1%	1.2%	1.2%
Components of Sales Growth

	2015 vs. 2014	2014 vs. 2013
Existing businesses	1.5%	4.0%
Acquisitions (divestitures), net	(1.5)%	(1.0)%
Currency exchange rates	(5.5)%	(0.5)%
Total	(5.5)%	2.5%
2015 Compared to 2014
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2015 as compared with 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during 2015 as compared with 2014, due to continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions. Geographically, year-over-year sales growth was led by North America and Europe (although North America declined slightly in the fourth quarter of 2015), but was partly offset by softer demand for the business’ packaging and color solutions in Brazil and Russia.
Sales from existing businesses in the segment’s automation business increased slightly during 2015 as compared to 2014. A strong increase in year-over-year demand in technology and defense related end-markets in North America and distribution-related end markets in Europe, was largely offset by lower demand in North American distribution and industrial automation related end-markets as well as agricultural-related end markets in North America and Europe. During the third quarter of 2014, the Company sold its electric vehicle systems (“EVS”)/hybrid product line. The impact of this divestiture is reflected in “Acquisitions (divestitures), net” in the Components of Sales Growth table above as the disposition was not deemed a discontinued operation for financial reporting purposes. See Note 3 to the Consolidated Financial Statements for additional information related to this transaction.
Sales from existing businesses in the segment’s other businesses collectively declined at a low-single digit rate during 2015 as compared with 2014. Sales in the segment’s energetic materials and sensors and controls businesses declined on a year-over-year basis, while sales in the segment’s engine retarder business were essentially flat on a year-over-year basis.
Operating profit margins increased 140 basis points during 2015 as compared to 2014. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2014 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 120 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 20 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses was fully offset by the positive effect of the product line disposition in the third quarter of 2014
2014 Compared to 2013
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2014 as compared with 2013 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during 2014 as compared to 2013. Continued increased demand for marking and coding equipment and related consumables as well as packaging and color solutions was partially offset by continued lower year-over-year demand in consumer electronics-related equipment. Geographically, year-over-year sales growth was led by North America and Europe.
Sales from existing businesses in the segment’s automation business grew at a low-single digit rate during 2014 as compared to 2013. Improved year-over-year demand in industrial automation, in North America distribution and in medical related end-markets was partially offset by lower year-over-year demand in technology, agricultural and defense-related end-markets and the effect of exiting certain low-margin original equipment manufacturer product lines which negatively impacted the first half of 2014. Geographically, strong year-over-year demand in China and other high-growth markets as well as moderate sales growth in North America, more than offset year-over-year sales declines in Europe.
Sales from existing businesses in the segment’s other businesses collectively grew at a mid-single digit rate during 2014 as compared to 2013, primarily due to strong demand in the segment’s engine retarder business, and to a lesser extent, continued improving demand in the segment’s sensors and controls businesses.
Operating profit margins increased 160 basis points during 2014 as compared to 2013. Year-over-year operating profit margin comparisons were favorably impacted by:

•
Higher 2014 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2013 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 115 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 45 basis points

•	The incremental net dilutive effect in 2014 of acquired businesses was fully offset by the positive effect of the product line disposition in the third quarter of 2014

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$20,563.1	$19,154.0	$18,283.1
Cost of sales	9,800.6	9,261.4	8,941.1
Gross profit	10,762.5	9,892.6	9,342.0
Gross profit margin	52.3%	51.6%	51.1%
The year-over-year increase in cost of sales during 2015 as compared with 2014, is due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2015 acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue in connection with the acquisition of Pall and Nobel Biocare during the third quarter of 2015 and the fourth quarter of 2014, respectively, which increased cost of sales by $111 million during 2015. These factors were partially offset by lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2014 and 2015.
The year-over-year increase in cost of sales during 2014 as compared with 2013, is due primarily to the impact of higher year-over-year sales volumes, acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014 and incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives, partially offset by incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2013 and 2014.
Gross profit margins increased 70 basis points on a year-over-year basis during 2015 as compared with 2014, due primarily to the favorable impact of higher year-over-year sales volumes, higher gross profit margins of recently acquired businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2014 and 2015. These positive factors more than offset the 2015 acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue in connection with the acquisition of Pall and Nobel Biocare during the third quarter of 2015 and the fourth quarter of 2014, respectively, which adversely impacted gross profit margins comparisons by 30 basis points during 2015 as compared with 2014.
Gross profit margins increased 50 basis points on a year-over-year basis during 2014 as compared with 2013, due primarily to the favorable impact of higher year-over-year sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2013 and 2014, partially offset by acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Nobel Biocare during the fourth quarter of 2014 and incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives.
OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales	$20,563.1	$19,154.0	$18,283.1
Selling, general and administrative (“SG&A”) expenses	6,054.3	5,389.0	5,117.1
Research and development (“R&D”) expenses	1,239.1	1,157.0	1,104.4
SG&A as a % of sales	29.4%	28.1%	28.0%
R&D as a % of sales	6.0%	6.0%	6.0%
Selling, general and administrative expenses as a percentage of sales increased 130 basis points on a year-over-year basis for 2015 compared with 2014. The increase in selling, general and administrative expenses as a percentage of sales from 2014 to 2015 was driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses. In addition, costs incurred in connection with the Separation adversely impacted year-over-year comparisons by 10 basis points. Change in control payments to Pall employees in connection with the Pall Acquisition, as well as associated transaction costs and amortization charges associated with acquisition-related intangible assets, net of the positive impact of freezing pension benefits, adversely impacted selling, general and administrative expenses as a percentage of sales by 20 basis points during 2015. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2015 sales, lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2014 and 2015.
Selling, general and administrative expenses as a percentage of sales increased 10 basis points on a year-over-year basis for 2014 compared with 2013. The increase in selling, general and administrative expenses as a percentage of sales from 2013 to 2014 reflects incremental year-over-year investments in the Company’s sales and marketing growth initiatives, higher corporate expenses and incremental year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives. In addition, transaction costs incurred in connection with the closing of the Nobel Biocare acquisition during the fourth quarter of 2014 unfavorably impacted the year-over-year comparison by approximately five basis points. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2014 sales and incremental year-over-year cost savings associated with 2013 and 2014 restructuring actions.
Research and development expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales remained flat in 2015 as compared with 2014 and 2013.
OTHER INCOME
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share).
During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share). In addition, the Company completed the divestiture of its EVS/hybrid product line for a sale price of $87 million in cash in August 2014. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in 2013. Operating results of the product line were not significant to segment or overall Company reported results. The Company recorded a pretax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line.
During the fourth quarter of 2013, the Company sold 5 million of the 8 million shares of Align Technology, Inc. (“Align”) common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these marketable equity securities and recorded a pretax gain of $202 million ($125 million after-tax or $0.18 per diluted share).
On July 4, 2010, the Company entered into a joint venture with Cooper Industries, plc (“Cooper”), combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity, Apex Tool Group, LLC (“Apex”). Each of Cooper and the Company had owned a 50% interest in Apex, had an equal number of representatives on Apex’s Board of Directors and neither joint venture partner controlled the significant operating and financing activities of Apex. The Company had accounted for its investment in the joint venture based on the equity method of accounting.
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million (which has been subsequently collected). The Company recognized a pretax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction. The Company’s share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex’s operations.
INTEREST COSTS
Interest expense of $163 million for 2015 was $44 million higher than in 2014, due primarily to the higher interest costs associated with the debt issued in connection with the Pall Acquisition. For a further description of the Company’s debt as of December 31, 2015 see Note 9 to the Consolidated Financial Statements. Interest expense of $119 million in 2014 was $22 million lower than the 2013 interest expense of $141 million due primarily to the repayment of the $400 million principal amount of 1.3% senior unsecured notes due 2014 upon maturity in June 2014 in addition to the repayment of the €500 million principal amount of Eurobond notes due 2013 and the $300 million principal amount of floating rate senior notes due 2013 upon maturity in July and June 2013, respectively.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws, including legislative policy changes that may result from the Organization for Economic Co-operation and Development’s initiative on Base Erosion and Profit Shifting. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources – Cash and Cash Requirements” below.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, please refer to “Item 1A. Risk Factors”.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company’s effective tax rate related to continuing operations for the years ended December 31, 2015, 2014 and 2013 was 21.8%, 25.2% and 24.2%, respectively.
The Company’s effective tax rate for each of 2015, 2014 and 2013 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate of 21.8% in 2015 includes net tax benefits from foreign exchange losses, releases of valuation allowances related to foreign operating losses and the release of reserves upon the expiration of statutes of limitation, partially offset by changes in estimates associated with prior period uncertain tax positions and other matters. The effective tax rate of 25.2% in 2014 includes tax expense for audit settlements in various jurisdictions, partially offset by the release of valuation allowances and the release of reserves upon the expiration of statutes of limitation. The effective tax rate of 24.2% in 2013 includes recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations, partially offset by adjustments of reserve estimates related to prior period uncertain tax positions. The matters referenced above have been treated as discrete items in the periods they occurred and in the aggregate reduced the provision for income taxes by approximately 140 and 20 basis points in 2015 and 2013, respectively, and increased the provision for income taxes by approximately 170 basis points in 2014.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s consolidated financial statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company’s federal income tax returns through 2009 and is currently examining certain of the Company’s federal income tax returns for 2010 through 2013. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2003 through 2014.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion (approximately $180 million based on exchange rates as of December 31, 2015) including interest through December 31, 2015, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the

Company’s subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 700 million (approximately $102 million based on exchange rates as of December 31, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
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
The Company’s effective tax rate for 2016 is expected to be approximately 23% to 24%. This anticipated rate reflects the benefit from the research and experimentation credit in the United States which was permanently extended in 2015.

DISCONTINUED OPERATIONS
As further discussed in Note 3 to the Consolidated Financial Statements, discontinued operations includes the results of the Company’s Test & Measurement segment’s communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company’s Test & Measurement segment) which was disposed of during the third quarter of 2015. All periods presented have been restated to reflect the communications business within discontinued operations.
In 2015, earnings from operations of discontinued business, net of tax, were $759 million and reflected the operating results of the communications business as well as the gain on the sale of the communications business. In 2014 and 2013, earnings from operations of discontinued businesses, net of tax, were $55 million and $104 million, respectively and reflected the operations of the communications business.

COMPREHENSIVE INCOME
Comprehensive income increased by approximately $1.5 billion in 2015 as compared to 2014, primarily due to the impact of increases in net earnings, foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the year but at a lower rate than in the prior year, and pension and postretirement plan benefit adjustments.  The Company recorded a foreign currency translation loss of approximately $1.0 billion for 2015 compared to a translation loss of approximately $1.2 billion for 2014. The Company recorded a pension and postretirement plan benefit gain of $81 million for 2015 compared to a loss of $361 million for 2014.
Comprehensive income decreased by approximately $2.0 billion in 2014 as compared to 2013, primarily due to the impact of foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the year, in addition to the impact from pension and postretirement plan benefit adjustments.  The Company recorded a foreign currency translation loss of approximately $1.2 billion for 2014 compared to a translation loss of $62 million for 2013. Pension and postretirement plan benefit adjustments resulted in a loss of $361 million in 2014 compared to a gain of $289 million in 2013.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in any of the years ended December 31, 2015, 2014 or 2013.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2015, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by approximately $445 million.
As of December 31, 2015, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and Euro-based commercial paper borrowings (refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2015). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2015, the average annual interest rate associated with outstanding commercial paper borrowings was approximately 20 basis points. A hypothetical increase of this average to 40 basis points would have increased the Company’s interest expense by $7 million.
Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than Danaher’s functional currency or the functional currency of its applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of its foreign operations into U.S. dollars, Danaher’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the accumulated other comprehensive income component of stockholders’ equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2015 would have resulted in a reduction of stockholders’ equity of approximately $1.4 billion.
Currency exchange rates negatively impacted 2015 reported sales by 6.0% on a year-over-year basis as the U.S. dollar was, on average, stronger against most major currencies during 2015 as compared to exchange rate levels during 2014. If the exchange rates in effect as of December 31, 2015 were to prevail throughout 2016, currency exchange rates would adversely impact 2016 estimated sales by approximately 1.5% relative to the Company’s performance in 2015. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s Consolidated Financial Statements.
On April 2, 2014, the Company terminated the Japanese Yen/U.S. dollar currency swap agreement that had been acquired in connection with a prior business acquisition. The currency swap agreement initially required the Company to purchase approximately 184 million Japanese Yen (JPY/¥) at a rate of $1/¥102.25 on a monthly basis through June 1, 2018. The currency swap did not qualify for hedge accounting, and as a result, changes in the fair value of the currency swap were reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings each reporting period. The fair value of the currency swap as of the termination date was not significant and the fair value had not changed significantly during 2014 prior to the swap being terminated. During the year ended December 31, 2013, the Company recorded pretax income of $14 million related to changes in the fair value of this currency swap.
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
The Company enters into derivative transactions infrequently and, with the exception of the Yen swap noted above, such transactions are generally insignificant to the Company’s financial condition and results of operations. These transactions are entered into only with high-quality financial institutions and exposure at any one institution is limited.
Equity Price Risk
The Company’s available-for-sale investment portfolio includes publicly traded equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2015 would have reduced the fair value of the Company’s available-for-sale investment portfolio by $34 million.
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

Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2015	2014	2013
Total operating cash flows provided by continuing operations	$3,828.0	$3,618.0	$3,467.4

Cash paid for acquisitions	$(14,305.0)	$(3,128.4)	$(882.5)
Payments for additions to property, plant and equipment	(633.0)	(580.6)	(538.1)
Payments for purchases of investments	(87.1)	—	—
Proceeds from sales of investments and a product line	43.0	253.8	958.6
All other investing activities	69.9	30.3	(2.4)
Total investing cash used in discontinued operations	(38.8)	(19.4)	(88.1)
Net cash used in investing activities	$(14,951.0)	$(3,444.3)	$(552.5)

Proceeds from the issuance of common stock	$249.0	$132.9	$177.4
Payment of dividends	(354.1)	(227.7)	(52.1)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3,511.2	312.2	(763.3)
Proceeds from borrowings (maturities longer than 90 days)	5,682.9	—	—
Repayments of borrowings (maturities longer than 90 days)	(35.5)	(414.7)	(967.8)
All other financing activities	(3.3)	(20.9)	—
Net cash provided by (used in) used in financing activities	$9,050.2	$(218.2)	$(1,605.8)

•
Operating cash flows from continuing operations increased $210 million, or approximately 6%, during 2015 as compared to 2014, due primarily to higher net earnings which also included higher noncash charges for depreciation, amortization, stock compensation and acquisition related costs. Lower levels of investment in working capital during 2015 compared with 2014 also contributed to the increase in operating cash flows for the year.

•
Cash paid for acquisitions constituted the most significant use of cash during 2015. The Company acquired 12 businesses during 2015, including the acquisition of Pall, for total consideration (including assumed debt and net of cash acquired) of approximately $14.3 billion.

•
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of Euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes and the approximately CHF 755 million ($732 million based on currency exchange rates as of the date of issuance) of net proceeds, including the related premium from the issuance and sale of Swiss franc-denominated senior unsecured bonds, to repay a portion of the commercial paper issued to finance a portion of the Pall Acquisition.

•	As of December 31, 2015, the Company held approximately $791 million of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $3.8 billion for 2015, an increase of $210 million, or approximately 6%, as compared to 2014. The year-over-year change in operating cash flows from 2014 to 2015 was primarily attributable to the following factors:

•
2015 operating cash flows benefited from higher net earnings as compared to 2014 excluding in both years the impact of gains included in other nonoperating income. These nonoperating gains, which include gains from sales of investments, product lines and discontinued operations, are reflected in the investing activities section of the Statement of Cash Flows and, therefore, do not contribute to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $172 million in operating cash flows during 2015, compared to $45 million provided in 2014. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $31 million in operating cash flows during 2015, compared to $18 million used in 2014. The timing of cash payments for income taxes and various employee related liabilities, including with respect to recently acquired companies, drove the majority of this change.

•
Net earnings from continuing operations for 2015 reflected an increase of $162 million of depreciation and amortization expense as compared to 2014. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

Operating cash flows from continuing operations were approximately $3.6 billion for 2014, an increase of $151 million, or 4% as compared to 2013. This increase was primarily attributable to the increase in operating profit in 2014 as compared to 2013.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $15.0 billion during 2015 compared to approximately $3.4 billion and $553 million of net cash used in 2014 and 2013, respectively.
Acquisitions, Divestitures and Sale of Investments
2015 Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2015 acquisitions, divestitures and the sale of certain marketable equity securities, refer to “—Overview.”
2014 Acquisitions, Divestitures and Sale of Investments
In December 2014, the Company successfully completed its tender offer for the outstanding shares of common stock of Nobel Biocare and acquired substantially all of the Nobel shares, with the remainder of the Nobel shares acquired in 2015 pursuant to a squeeze-out transaction, for an aggregate cash purchase price of approximately CHF 1.9 billion (approximately $1.9 billion based on exchange rates as of the date the shares of common stock were acquired) including debt assumed and net of cash acquired. Headquartered in Zurich, Switzerland, Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions that include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and is now part of the Company’s Dental segment. The Company financed the acquisition of Nobel Biocare from available cash.
In addition to the acquisition of Nobel Biocare, during 2014 the Company acquired 16 businesses for total consideration of approximately $1.3 billion in cash, net of cash acquired. The businesses acquired complement existing units of the Test & Measurement, Environmental, Life Sciences & Diagnostics and Dental segments. The aggregate annual sales of these 16 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $420 million.
In August 2014, the Company completed the divestiture of its electric vehicle systems (“EVS”)/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in 2013. Operating results of the product line were not significant to segment or overall Company reported results in 2014. The Company recorded a pretax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line. In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted at the beginning of the third quarter of 2014, the divestiture of the EVS/hybrid product line was not classified as a discontinued operation in this Form 10-K since the disposition does not represent a strategic shift that will have a major effect on the Company’s operations and financial statements.
During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share).
2013 Acquisitions, Divestitures and Sale of Investments
During 2013, the Company acquired 12 businesses for total consideration of $883 million in cash, net of cash acquired. The businesses acquired complement existing units of the Industrial Technologies, Life Sciences & Diagnostics, Environmental and Test & Measurement segments. The aggregate annual sales of these 12 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $300 million.
During the fourth quarter of 2013, the Company sold approximately 5 million of the approximately 8 million shares of Align common stock that the Company received in 2009 as a result of a settlement between Align and Ormco. The Company received cash proceeds of $251 million from the sale of these securities and recorded a pretax gain of $202 million ($125 million after-tax or $0.18 per diluted share).
On July 4, 2010, the Company entered into a joint venture with Cooper, combining certain of the Company’s hand tool businesses with Cooper’s Tools business to form a new entity, Apex. In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million (which has been subsequently collected). The Company recognized a pretax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction.
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $633 million in 2015, $581 million in 2014 and $538 million in 2013. The increase in capital spending in 2015 is due to continued investments in other operating assets, including operating assets at newly acquired businesses such as Nobel Biocare and Pall, partially offset by year-over-year differences in the timing of investments in equipment leased to customers. The increase in capital spending in 2014 is due primarily to increases in equipment leased to customers. In 2016, the Company expects capital spending (including with respect to the Fortive businesses that the Company anticipates spinning-off in 2016) to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuances and repurchases of common stock, excess tax benefits from stock-based compensation, and payments of cash dividends to shareholders. Financing activities provided cash of approximately $9.1 billion during 2015 compared to $218 million of cash used during 2014. Cash provided by financing activities in 2015 primarily relates to the approximately $5.0 billion of proceeds from the sale of U.S. dollar and Euro-denominated senior unsecured notes, $732 million of proceeds from the sale of Swiss franc-denominated senior unsecured bonds and approximately $5.7 billion of proceeds from the sale of U.S. dollar and Euro-denominated commercial paper, in each case related to the financing of the Pall Acquisition. U.S. and Euro-denominated commercial paper outstanding at any one time during the year ended December 31, 2015 had balances ranging from $450 million to approximately $9.8 billion, carried interest at annual rates ranging between -0.03% and 0.5% and had original maturities between one and 182 days.
Total debt was approximately $12.9 billion and $3.5 billion as of December 31, 2015 and 2014, respectively. The Company had the ability to incur approximately an additional $2.0 billion of indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under the Company’s $6.0 billion of credit facilities which were not being used to backstop outstanding commercial paper balances as of December 31, 2015. Refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2015, the financing for the Pall Acquisition and the Company’s commercial paper program and related credit facilities.
Shelf Registration Statement
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company utilized this shelf registration statement for the offering and sale of the U.S. dollar and Euro-denominated senior unsecured notes issued to finance the Pall Acquisition. The Company expects to use net proceeds realized by the Company from future securities sales off this shelf registration statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends and working capital.
Stock Repurchase Program
On July 16, 2013, the Company’s Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of commercial paper.
Except in connection with the disposition of the Company's communications business to NetScout, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2015, 2014 or 2013. Refer to Note 3 to the Consolidated Financial Statements for discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company's communications business to NetScout.
Dividends
The Company declared a regular quarterly dividend of $0.135 per share that was paid on January 29, 2016 to holders of record on December 21, 2015. Aggregate cash payments for dividends during 2015 were $354 million. Dividend payments were higher in 2015 as compared to 2014 as the Company increased its quarterly dividend rate in the first quarter of 2015 to $0.135 per share.
Cash and Cash Requirements
As of December 31, 2015, the Company held approximately $791 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.01%. Of this amount, $36 million was held within the United States and $755 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. With respect to the Company’s other cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets, including to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the

Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2015, the total amount of earnings planned to be reinvested indefinitely and the basis difference in investments outside of the United States for which deferred taxes have not been provided was approximately $23.5 billion. As of December 31, 2015, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2015, the Company contributed $49 million to its U.S. defined benefit pension plan and $53 million to its non-U.S. defined benefit pension plans. During 2016, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans (including any pension plans to be assumed by the Fortive businesses that the Company anticipates spinning-off in 2016) are expected to be approximately $40 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2015 under (1) long-term debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the table below include $971 million of noncurrent gross unrecognized tax benefits. However, the timing of these liabilities is uncertain, and therefore, they have been included in the “More Than 5 Years” column in the table below. Refer to Note 12 to the Consolidated Financial Statements for additional information on unrecognized tax benefits. Certain of the Company’s acquisitions also involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Debt and leases:
Long-term debt obligations (a)(b)	$12,843.7	$841.6	$1,639.6	$6,308.0	$4,054.5
Capital lease obligations (b)	26.7	3.6	7.6	1.4	14.1
Total long-term debt	12,870.4	845.2	1,647.2	6,309.4	4,068.6
Interest payments on long-term debt and capital lease obligations (c)	1,674.6	229.8	407.2	265.8	771.8
Operating lease obligations (d)	777.0	204.8	289.8	170.8	111.6
Other:
Purchase obligations (e)	887.7	814.7	66.3	2.1	4.6
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (f)	6,262.6	—	915.6	726.4	4,620.6
Total	$22,472.3	$2,094.5	$3,326.1	$7,474.5	$9,577.2

(a) As described in Note 9 to the Consolidated Financial Statements.
(b) Amounts do not include interest payments. Interest on long-term debt and capital lease obligations is reflected in a separate line in the table.
(c) Interest payments on long-term debt are projected for future periods using the interest rates in effect as of December 31, 2015. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

(f) Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, postretirement benefits, pension obligations, deferred tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience.

Off-Balance Sheet Arrangements
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of off-balance sheet commitments of the Company as of December 31, 2015.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$580.9	$415.1	$100.4	$26.2	$39.2
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
Legal Proceedings
Please refer to Note 16 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, please refer to “Item 1A. Risk Factors.”

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
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, in-process research and development and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 2 and 6 in the Company’s Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
In performing its goodwill impairment testing, the Company estimates the fair value of its reporting units primarily using a market-based approach. The Company estimates fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent market available sale transactions of comparable businesses. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
As of December 31, 2015, the Company had 23 reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to approximately $9.4 billion. The Company’s annual goodwill impairment analysis in 2015 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 0% to approximately 900%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately -10% to approximately 800%. After applying the hypothetical 10% decrease, two reporting units’ hypothetical fair values were lower than their respective carrying values. Management evaluated other factors relating to the fair value of these reporting units, including as applicable results of the estimate of fair value using an income approach, the short period of time since the acquisition of these businesses, market positions of the businesses, comparability of market sales transactions and financial and operating performance, and concluded no impairment charge was required.
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
Contingent Liabilities—As discussed in Note 16 to the Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Revenue Recognition—The Company derives revenues from the sale of products and services. Refer to Note 1 to the Company’s Consolidated Financial Statements for a description of the Company’s revenue recognition policies.
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
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s revenues in particular periods may be adversely affected.
Pension and Other Postretirement Benefits—For a description of the Company’s pension and other postretirement benefit accounting practices, refer to Notes 10 and 11 in the Company’s Consolidated Financial Statements. Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other postretirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $147 million ($92 million on an after-tax basis) and the non-U.S. net obligation by $157 million ($118 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2015.
For 2015, the estimated long-term rate of return for the U.S. plan is 7.5%, and the Company intends to use an assumption of 7.0% for 2016. Due to this decrease in the estimated long term rate of return on assets, there will be an increase in the expense of approximately $9 million in 2016. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in bond funds. The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.10% to 6.00%. If the expected long-term rate of return on plan assets for 2015 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2015 would have increased $9 million ($6 million on an after-tax basis) and $5 million ($4 million on an after-tax basis), respectively.
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. and non-U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and non-U.S. pension and other postretirement benefit obligations and it is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For fiscal 2016, the change in estimate is expected to reduce U.S. and non-U.S. pension and other postretirement net periodic benefit plan cost by $25 million when compared to the prior estimate.
For a discussion of the Company’s 2015 and anticipated 2016 defined benefit pension plan contributions, please see “—Liquidity and Capital Resources – Cash and Cash Requirements”.

Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 12 to the Company’s Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized which requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires.
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark (see “—Results of Operations – Income Taxes” and Note 12 of the Notes to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s financial statements, including its effective tax rate.
An increase in the Company’s nominal tax rate of 1.0% would have resulted in an additional income tax provision for continuing operations for the fiscal year ended December 31, 2015 of $33 million.
NEW ACCOUNTING STANDARDS
In December 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has chosen to early adopt this ASU prospectively, and therefore, the 2015 Consolidated Balance Sheet reflects the new disclosure requirements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified which eliminates the requirement to restate prior period financial statements. The ASU requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The Company has chosen to early adopt this ASU and therefore, disclosures included within these consolidated financial statements have been updated to reflect the new disclosure requirements.
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under the new standard to those investments for which the Plan has elected to estimate the fair value using the net asset value practical expedient. The ASU is effective for entities (other than public business entities) for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented, with early adoption permitted. The Company has chosen to early adopt this ASU and therefore, disclosures included within these consolidated financial statements have been updated to reflect the new disclosure requirements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods beginning after December 15, 2015 but the Company has chosen to early adopt the standard and has applied the guidance to all 2015 debt issuances. The Company did not retrospectively apply this guidance to debt offerings prior to 2015 as the impact to the consolidated financial statements was not material.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of Pall Corporation on August 31, 2015. Since the Company has not yet fully incorporated the internal controls and procedures of Pall Corporation into the Company’s internal control over financial reporting, management excluded Pall Corporation from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Pall Corporation constituted approximately 33% of the Company’s total assets as of December 31, 2015 and approximately 4% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 23, 2016 appears on page 59 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Danaher Corporation
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management of Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pall Corporation, which is included in the 2015 consolidated financial statements of Danaher Corporation and subsidiaries and constituted approximately 33% of total assets as of December 31, 2015 and approximately 4% of the revenues for the year then ended. Our audit of internal control over financial reporting of Danaher Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Pall Corporation. In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Danaher Corporation
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 23, 2016

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$790.8	$3,005.6
Trade accounts receivable, less allowance for doubtful accounts of $134.2 and $120.3, respectively	3,964.1	3,445.8
Inventories	2,095.4	1,782.8
Prepaid expenses and other current assets	986.4	952.7
Current assets, discontinued operations	—	244.4
Total current assets	7,836.7	9,431.3
Property, plant and equipment, net	2,825.6	2,171.9
Other assets	1,219.3	1,016.7
Goodwill	25,070.3	15,673.2
Other intangible assets, net	11,270.3	7,059.5
Other assets, discontinued operations	—	1,639.1
Total assets	$48,222.2	$36,991.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$845.2	$71.9
Trade accounts payable	2,049.0	1,825.0
Accrued expenses and other liabilities	3,276.2	3,191.5
Current liabilities, discontinued operations	—	308.0
Total current liabilities	6,170.4	5,396.4
Other long-term liabilities	6,262.6	4,584.4
Long-term debt	12,025.2	3,401.5
Long-term liabilities, discontinued operations	—	159.6
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 801.6 and 792.5 issued; 686.8 and 704.3 outstanding, respectively	8.0	7.9
Additional paid-in capital	4,981.2	4,480.9
Retained earnings	21,012.3	20,323.0
Accumulated other comprehensive income (loss)	(2,311.2)	(1,433.7)
Total Danaher stockholders’ equity	23,690.3	23,378.1
Noncontrolling interests	73.7	71.7
Total stockholders’ equity	23,764.0	23,449.8
Total liabilities and stockholders’ equity	$48,222.2	$36,991.7
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2015	2014		2013
Sales	$20,563.1	$19,154.0		$18,283.1
Cost of sales	(9,800.6)	(9,261.4)		(8,941.1)
Gross profit	10,762.5	9,892.6		9,342.0
Operating costs:
Selling, general and administrative expenses	(6,054.3)	(5,389.0)		(5,117.1)
Research and development expenses	(1,239.1)	(1,157.0)		(1,104.4)
Operating profit	3,469.1	3,346.6		3,120.5
Nonoperating income (expense):
Other income	12.4	156.5		431.3
Interest expense	(162.8)	(119.1)		(141.2)
Interest income	5.3	16.7		5.7
Earnings from continuing operations before income taxes	3,324.0	3,400.7		3,416.3
Income taxes	(725.3)	(857.6)		(825.7)
Net earnings from continuing operations	2,598.7	2,543.1		2,590.6
Earnings from discontinued operations, net of income taxes	758.7	55.3		104.4
Net earnings	$3,357.4	$2,598.4		$2,695.0
Net earnings per share from continuing operations:
Basic	$3.72	$3.62		$3.72
Diluted	$3.67	$3.56		$3.65
Net earnings per share from discontinued operations:
Basic	$1.09	$0.08		$0.15
Diluted	$1.07	$0.08		$0.15
Net earnings per share:
Basic	$4.81	$3.70		$3.87
Diluted	$4.74	$3.63	*	$3.80
Average common stock and common equivalent shares outstanding:
Basic	698.1	702.2		696.0
Diluted	708.5	716.1		711.0
* Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2015	2014	2013
Net earnings	$3,357.4	$2,598.4	$2,695.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(975.6)	(1,235.0)	(62.1)
Pension and postretirement plan benefit adjustments	80.5	(361.1)	289.0
Unrealized gain (loss) on available-for-sale securities	17.6	(52.1)	46.8
Total other comprehensive income (loss), net of income taxes	(877.5)	(1,648.2)	273.7
Comprehensive income	$2,479.9	$950.2	$2,968.7
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, January 1, 2013	774.6	$7.7	$3,688.1	$15,379.9	$(59.2)	$67.4
Net earnings for the year	—	—	—	2,695.0	—	—
Other comprehensive income (loss)	—	—	—	—	273.7	—
Dividends declared	—	—	—	(69.6)	—	—
Common stock-based award activity	6.5	0.1	295.0	—	—	—
Common stock issued in connection with LYONs’ conversions	4.6	0.1	174.5	—	—	—
Change in noncontrolling interests	—	—	—	—	—	(1.3)
Balance, December 31, 2013	785.7	7.9	4,157.6	18,005.3	214.5	66.1
Net earnings for the year	—	—	—	2,598.4	—	—
Other comprehensive income (loss)	—	—	—	—	(1,648.2)	—
Dividends declared	—	—	—	(280.7)	—	—
Common stock-based award activity	5.2	—	258.2	—	—	—
Common stock issued in connection with LYONs’ conversions	1.6	—	65.1	—	—	—
Change in noncontrolling interests	—	—	—	—	—	5.6
Balance, December 31, 2014	792.5	7.9	4,480.9	20,323.0	(1,433.7)	71.7
Net earnings for the year	—	—	—	3,357.4	—	—
Other comprehensive income (loss)	—	—	—	—	(877.5)	—
Dividends declared	—	—	—	(376.4)	—	—
Common stock-based award activity	7.8	0.1	443.9	—	—	—
Common stock issued in connection with LYONs’ conversions	1.3	—	56.4	—	—	—
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	—	—	—	(2,291.7)	—	—
Change in noncontrolling interests	—	—	—	—	—	2.0
Balance, December 31, 2015	801.6	$8.0	$4,981.2	$21,012.3	$(2,311.2)	$73.7
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in millions)

	Year Ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$3,357.4	$2,598.4	$2,695.0
Less: earnings from discontinued operations, net of income taxes	758.7	55.3	104.4
Net earnings from continuing operations	2,598.7	2,543.1	2,590.6
Noncash items:
Depreciation	573.5	537.9	511.7
Amortization	477.8	351.6	338.9
Stock-based compensation expense	139.0	115.5	109.6
Cash dividends from unconsolidated joint venture	—	—	66.6
Pretax gain on sales of investments and a product line	(12.4)	(156.5)	(431.3)
Change in deferred income taxes	(151.3)	199.8	276.3
Change in trade accounts receivable, net	(52.1)	(113.4)	(35.2)
Change in inventories	119.7	49.9	43.5
Change in trade accounts payable	103.9	108.5	175.3
Change in prepaid expenses and other assets	(86.7)	(136.9)	(112.9)
Change in accrued expenses and other liabilities	117.9	118.5	(65.7)
Total operating cash provided by continuing operations	3,828.0	3,618.0	3,467.4
Total operating cash (used in) provided by discontinued operations	(26.2)	140.4	117.9
Net cash provided by operating activities	3,801.8	3,758.4	3,585.3
Cash flows from investing activities:
Cash paid for acquisitions	(14,305.0)	(3,128.4)	(882.5)
Payments for additions to property, plant and equipment	(633.0)	(580.6)	(538.1)
Payments for purchases of investments	(87.1)	—	—
Proceeds from sales of investments and a product line	43.0	253.8	958.6
All other investing activities	69.9	30.3	(2.4)
Total investing cash used in continuing operations	(14,912.2)	(3,424.9)	(464.4)
Total investing cash used in discontinued operations	(38.8)	(19.4)	(88.1)
Net cash used in investing activities	(14,951.0)	(3,444.3)	(552.5)
Cash flows from financing activities:
Proceeds from the issuance of common stock	249.0	132.9	177.4
Payment of dividends	(354.1)	(227.7)	(52.1)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3,511.2	312.2	(763.3)
Proceeds from borrowings (maturities longer than 90 days)	5,682.9	—	—
Repayments of borrowings (maturities longer than 90 days)	(35.5)	(414.7)	(967.8)
All other financing activities	(3.3)	(20.9)	—
Net cash provided by (used in) financing activities	9,050.2	(218.2)	(1,605.8)
Effect of exchange rate changes on cash and equivalents	(115.8)	(205.5)	9.5
Net change in cash and equivalents	(2,214.8)	(109.6)	1,436.5
Beginning balance of cash and equivalents	3,005.6	3,115.2	1,678.7
Ending balance of cash and equivalents	$790.8	$3,005.6	$3,115.2

Supplemental disclosure:
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	$2,291.7	$—	$—
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. The Company operates in five business segments: Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies.
The Company’s Test & Measurement segment offers essential products, software and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure and temperature. The Company’s instruments products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. Also included in the Test & Measurement segment are the Company’s professional tools and wheel service equipment businesses.
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
In the Life Sciences & Diagnostics segment, the Company’s diagnostics business offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. The Company’s life sciences business offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells in order to understand the causes of disease, identify new therapies and test new drugs and vaccines. The Company through its newly acquired Pall business is also a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, consisting primarily of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware.
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a leading worldwide provider of a broad range of dental consumables, equipment and services.
The Company’s Industrial Technologies segment solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. The Company’s product identification businesses develop and manufacture equipment, consumables and software for various printing, marking, coding, packaging, design and color management applications on consumer and industrial products. The Company’s automation business provides electromechanical and electronic motion control products and mechanical components for the automation market. In addition to the product identification and automation strategic lines of business, the segment also includes the Company’s sensors and controls, energetic materials and engine retarder businesses.
Refer to Notes 2 and 3 for a discussion of significant acquisitions, discontinued operations and other dispositions.
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The consolidated financial statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore earnings and earnings per share attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $57 million, $43 million and $28 million of expense associated with doubtful accounts for the years ended December 31, 2015, 2014 and 2013, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2015 and 2014 are $315 million and $275 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio.
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

Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets and other investments.
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
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives at least annually for impairment. Refer to Notes 2 and 6 for additional information about the Company’s goodwill and other intangible assets.
Revenue Recognition—As described above, the Company derives revenues primarily from the sale of Test & Measurement, Environmental, Life Science & Diagnostic, Dental and Industrial Technologies products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of an arrangement with a customer, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the associated fee must be reasonably assured. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily records revenue for product sales upon shipment. Sales arrangements entered with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the delivery criteria for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after the first two years. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a “sales-type” lease. A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
Revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. Certain customer arrangements include multiple elements, typically hardware, installation, training, consulting, services and/or post contract support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS or other services, for which revenue is recognized over the service period. The Company allocates revenue to each element in the arrangement using the selling price hierarchy and based on each element’s relative selling price. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. The Company considers relevant internal and external market factors in cases where the Company is required to estimate selling prices. Allocation of the consideration is determined at the arrangements’ inception.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 12 for additional information.
Restructuring—The Company periodically initiates restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include onetime termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the restructuring activities when the associated liability is incurred. Refer to Note 14 for additional information.
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
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk. The Company will periodically enter into foreign currency forward contracts not exceeding 12 months to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. When utilized, the derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. To the extent the foreign currency forward contract or forward starting swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s use of foreign currency forward contracts and forward starting swaps during 2015 and as of the year then ended was not significant. Refer to Note 7 for additional information.
Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Total
Balance, January 1, 2013	$475.3	$(655.7)		$121.2		$(59.2)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(62.1)	424.0		276.3		638.2
Income tax impact	—	(155.5)		(104.5)		(260.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	(62.1)	268.5		171.8		378.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	32.0	(a)	(201.5)	(b)	(169.5)
Income tax impact	—	(11.5)		76.5		65.0
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	20.5		(125.0)		(104.5)
Net current period other comprehensive income (loss), net of income taxes	(62.1)	289.0		46.8		273.7
Balance, December 31, 2013	413.2	(366.7)		168.0		214.5
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,235.0)	(552.0)		39.3		(1,747.7)
Income tax impact	—	175.1		(14.8)		160.3
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,235.0)	(376.9)		24.5		(1,587.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	23.5	(a)	(122.6)	(b)	(99.1)
Income tax impact	—	(7.7)		46.0		38.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	15.8		(76.6)		(60.8)
Net current period other comprehensive income (loss), net of income taxes	(1,235.0)	(361.1)		(52.1)		(1,648.2)
Balance, December 31, 2014	(821.8)	(727.8)		115.9		(1,433.7)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(975.6)	69.8		40.7		(865.1)
Income tax impact	—	(12.3)		(15.3)		(27.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(975.6)	57.5		25.4		(892.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	33.5	(a)	(12.4)	(b)	21.1
Income tax impact	—	(10.5)		4.6		(5.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	23.0		(7.8)		15.2
Net current period other comprehensive income (loss), net of income taxes	(975.6)	80.5		17.6		(877.5)
Balance, December 31, 2015	$(1,797.4)	$(647.3)		$133.5		$(2,311.2)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Notes 10 and 11 for additional details).
(b) Included in other income in the accompanying Consolidated Statement of Earnings (refer to Note 13 for additional details).

Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 17 for additional information on the stock-based compensation plans in which certain employees of the Company participate.
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Notes 10 and 11 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components which was updated to increase the precision with which the Company determines the service and interest cost components of pension and other postretirement benefit expense.
New Accounting Standards—In December 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has chosen to early adopt this ASU prospectively, and therefore, the 2015 Consolidated Balance Sheet reflects the new disclosure requirements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified which eliminates the requirement to restate prior period financial statements. The ASU requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The Company has chosen to early adopt this ASU and therefore, disclosures included within these consolidated financial statements have been updated to reflect the new disclosure requirements.
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under the new standard to those investments for which the Plan has elected to estimate the fair value using the net asset value practical expedient. The ASU is effective for entities (other than public business entities) for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented, with early adoption permitted. The Company has chosen to early adopt this ASU and therefore, disclosures included within these consolidated financial statements have been updated to reflect the new disclosure requirements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual and interim periods beginning after December 15, 2015 but the Company has chosen to early adopt the standard and has applied the guidance to all 2015 debt issuances. The Company did not retrospectively apply this guidance to debt offerings prior to 2015 as the impact to the consolidated financial statements was not material.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives.

NOTE 2. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s consolidated financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2015 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2015.
On August 31, 2015, Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of common stock of Pall Corporation (“Pall”), a New York corporation, for $127.20 per share in cash, for a total purchase price of approximately $13.6 billion, net of assumed debt of $417 million and acquired cash of approximately $1.2 billion (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases, and is now part of the Company’s Life Sciences & Diagnostics segment. In its fiscal year ended July 31, 2015, Pall generated consolidated revenues of approximately $2.8 billion. Pall serves customers in the biopharmaceutical, food and beverage and medical markets as well as the process technologies, aerospace and microelectronics markets. The Company preliminarily recorded approximately $9.6 billion of goodwill related to the Pall Acquisition.
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of Euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes and the approximately CHF 755 million ($732 million based on currency exchange rates as of date of issuance) of net proceeds, including the related premium, from the issuance and sale of Swiss franc-denominated senior unsecured bonds to repay a portion of the commercial paper issued to finance the Pall Acquisition.
In addition to the Pall Acquisition, during 2015 the Company acquired 11 businesses for total consideration of approximately $727 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s five segments. The aggregate annual sales of these 11 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $375 million. The Company preliminarily recorded an aggregate of $306 million of goodwill related to these acquisitions.
In December 2014, the Company successfully completed its tender offer for the outstanding shares of common stock of Nobel Biocare Holding AG (“Nobel Biocare”) and acquired substantially all of the Nobel shares, with the remainder of the Nobel shares acquired in 2015 pursuant to a squeeze-out transaction, for an aggregate cash purchase price of approximately CHF 1.9 billion (approximately $1.9 billion based on exchange rates as of the date the shares of common stock were acquired) including debt assumed and net of cash acquired. Headquartered in Zurich, Switzerland, Nobel Biocare is a world leader in the field of innovative implant-based dental restorations with a portfolio of solutions that include dental implant systems, high-precision individualized prosthetics, biomaterials and digital diagnostics, treatment planning and guided surgery. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and is now part of the Company’s Dental segment. The Company recorded approximately $1.0 billion of goodwill related to the acquisition of Nobel Biocare. The Company financed the acquisition of Nobel Biocare from available cash.
In addition to the acquisition of Nobel Biocare, during 2014 the Company acquired 16 businesses for total consideration of approximately $1.3 billion in cash, net of cash acquired. The businesses acquired complement existing units of the Test & Measurement, Environmental, Life Sciences & Diagnostics and Dental segments. The aggregate annual sales of these 16 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $420 million. The Company preliminarily recorded an aggregate of $630 million of goodwill related to these acquisitions.
During 2013, the Company acquired 12 businesses for total consideration of $883 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics and Industrial Technologies segments. The aggregate annual sales of these 12 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $300 million. The Company recorded an aggregate of $518 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2015	2014	2013
Trade accounts receivable	$593.4	$196.4	$84.8
Inventories	524.9	174.0	10.4
Property, plant and equipment	740.9	91.0	45.7
Goodwill	9,862.2	1,643.6	517.5
Other intangible assets, primarily customer relationships, trade names and technology	5,058.3	1,658.2	334.3
In-process research and development	—	56.0	—
Trade accounts payable	(182.8)	(54.7)	(22.5)
Other assets and liabilities, net	(1,827.6)	(497.6)	(66.2)
Assumed debt	(417.0)	(138.5)	(21.2)
Attributable to noncontrolling interest	—	—	(0.3)
Net assets acquired	14,352.3	3,128.4	882.5
Less: noncash consideration	(47.3)	—	—
Net cash consideration	$14,305.0	$3,128.4	$882.5

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2015 discussed above, and all of the other 2015 acquisitions as a group ($ in millions):

	Pall	Others	Total
Trade accounts receivable	$509.7	$83.7	$593.4
Inventories	475.5	49.4	524.9
Property, plant and equipment	713.4	27.5	740.9
Goodwill	9,556.2	306.0	9,862.2
Other intangible assets, primarily customer relationships, trade names and technology	4,798.0	260.3	5,058.3
Trade accounts payable	(155.8)	(27.0)	(182.8)
Other assets and liabilities, net	(1,855.2)	27.6	(1,827.6)
Assumed debt	(416.9)	(0.1)	(417.0)
Net assets acquired	13,624.9	727.4	14,352.3
Less: noncash consideration	(47.3)	—	(47.3)
Net cash consideration	$13,577.6	$727.4	$14,305.0
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2014 discussed above, and all of the other 2014 acquisitions as a group ($ in millions):

	Nobel Biocare	Others	Total
Trade accounts receivable	$124.9	$71.5	$196.4
Inventories	69.0	105.0	174.0
Property, plant and equipment	59.4	31.6	91.0
Goodwill	1,013.6	630.0	1,643.6
Other intangible assets, primarily customer relationships, trade names and technology	1,049.3	608.9	1,658.2
In-process research and development	—	56.0	56.0
Trade accounts payable	(30.8)	(23.9)	(54.7)
Other assets and liabilities, net	(291.0)	(206.6)	(497.6)
Assumed debt	(132.7)	(5.8)	(138.5)
Net cash consideration	$1,861.7	$1,266.7	$3,128.4
During 2015, in connection with the Pall Acquisition, the Company incurred $47 million of pretax transaction-related costs, primarily banking fees, legal fees, amounts paid to other third party advisers and change in control costs. In addition, the Company’s earnings for 2015 reflect the impact of additional pretax charges of $91 million associated with fair value adjustments to acquired inventory and deferred revenue related to the Pall Acquisition and $20 million associated with fair value adjustments to acquired inventory related to the acquisition of Nobel Biocare. During 2014, in connection with the Nobel Biocare acquisition, the Company incurred $12 million of pretax transaction related costs, primarily banking fees, legal fees, amounts paid to other third party advisers and change in control costs. In addition, the Company’s earnings for 2014 reflect the impact of additional pretax charges of $5 million associated with fair value adjustments to acquired inventory related to the Nobel Biocare acquisition. Transaction-related costs and acquisition related fair value adjustments attributable to other acquisitions were not material to 2015, 2014, or 2013 earnings.

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

	2015	2014
Sales	$22,491.2	$23,310.3
Net earnings from continuing operations	2,741.6	2,571.3
Diluted net earnings per share from continuing operations	3.87	3.60
The 2015 unaudited pro forma revenue and earnings set forth above were adjusted to exclude the impact of nonrecurring acquisition date fair value adjustments to inventory and deferred revenue related to the Pall Acquisition of $91 million pretax and exclude the impact of the Nobel Biocare acquisition date fair value adjustments of $20 million pretax. The 2014 unaudited pro forma earnings set forth above were adjusted to include the impact of these nonrecurring acquisition date fair value adjustments to inventory and deferred revenue related to the Pall and Nobel Biocare acquisitions as noted above.
In addition, the acquisition-related transaction costs and change in control payments of approximately $47 million in 2015 associated with the Pall Acquisition and $12 million in 2014 related to the Nobel Biocare acquisition were excluded from pro forma earnings in those periods.

NOTE 3. DISCONTINUED OPERATIONS, DANAHER SEPARATION AND OTHER DISPOSITIONS
Discontinued Operations
In July 2015, the Company consummated the split-off of the majority of its Test & Measurement segment’s communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which are now part of the instruments business of the Company’s Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. (“NetScout”). Danaher shareholders who participated in the exchange offer tendered 26 million shares of Danaher common stock (valued at approximately $2.3 billion based on the closing price of Danaher’s common stock on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. This gain was included in the results of discontinued operations for the year ended December 31, 2015 and included $47 million of charges recorded in the fourth quarter of 2015 resulting from the reconciliation of deferred income tax balances used in calculating the gain recorded in the third quarter of 2015. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
The Company has an ongoing Transition Services Agreement (“TSA”) with NetScout under which the Company will provide NetScout with certain transition services for up to 12 months following the closing date of the disposition. These services include finance and accounting, information technology, payroll processing, and other administrative services as well as certain manufacturing, supply chain, and selling activities for a portion of the transferred businesses.

The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2015	2014	2013
Sales	$345.7	$759.8	$834.9
Cost of sales	(97.7)	(209.9)	(219.3)
Selling, general and administrative expenses	(152.1)	(308.0)	(315.7)
Research and development expenses	(79.9)	(157.2)	(145.5)
Interest expense	(1.8)	(3.6)	(4.7)
Income from discontinued operations before income taxes	14.2	81.1	149.7
Gain on disposition of discontinued operations before income taxes	760.5	—	—
Earnings from discontinued operations before income taxes	774.7	81.1	149.7
Income taxes	(16.0)	(25.8)	(45.3)
Earnings from discontinued operations, net of income taxes	$758.7	$55.3	$104.4
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s accompanying Consolidated Balance Sheet as of December 31, 2014 ($ in millions):

Assets:
Trade accounts receivable, net	$188.0
Inventories	48.7
Property, plant and equipment, net	31.1
Goodwill	1,291.0
Other intangible assets, net	309.7
Other assets	15.0
Total assets, discontinued operations	$1,883.5
Liabilities:
Trade accounts payable	$50.0
Accrued expenses and other liabilities	258.0
Other long-term liabilities	159.6
Total liabilities, discontinued operations	$467.6
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent, publicly traded companies (the “Separation”). Completion of the Separation will create:

•
a multi-industry, science and technology growth company that will retain the Danaher name and consist of Danaher’s existing Life Sciences & Diagnostics (including Pall) and Dental segments as well as the water quality and product identification businesses, which in aggregate generated approximately $16.5 billion of revenue in 2015 (adjusted to include the full annual revenues of Pall for 2015); and

•
a diversified industrial growth company (Fortive Corporation (“Fortive”)) that will consist of Danaher’s existing Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business, which in aggregate generated approximately $6.0 billion of revenue in 2015.

The transaction is expected to occur through a tax-free separation. The Company is targeting to complete the Separation in the third quarter of 2016, subject to final approval by Danaher’s Board of Directors and other customary conditions. The Separation will be in the form of a pro rata distribution to Danaher shareholders of 100% of the outstanding shares of Fortive.
Other Dispositions
In August 2014, the Company completed the divestiture of its electric vehicle systems (“EVS”)/hybrid product line for a sale price of $87 million in cash. This product line, which was part of the Industrial Technologies segment, had revenues of approximately $60 million in 2014 prior to the divestiture and approximately $100 million in 2013. Operating results of the product line were not significant to segment or overall Company reported results. The Company recorded a pretax gain on the sale of the product line of $34 million ($26 million after-tax or $0.04 per diluted share) in its third quarter 2014 results. Subsequent to the sale, the Company has no continuing involvement in the EVS/hybrid product line. In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company adopted at the beginning of the third quarter of 2014, the divestiture of the EVS/hybrid product line has not been classified as a discontinued operation in this Form 10-K since the disposition does not represent a strategic shift that will have a major effect on the Company’s operations and financial statements.
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
In February 2013, the Company and Cooper sold Apex to an unrelated third party for approximately $1.6 billion. The Company received $797 million from the sale, consisting of cash of $759 million (including $67 million of dividends received prior to closing) and a note receivable of $38 million (which has been subsequently collected). The Company recognized a pretax gain of $230 million ($144 million after-tax or $0.20 per diluted share) in its first quarter 2013 results in connection with this transaction which is included as a component of other income in the accompanying Consolidated Statement of Earnings.
The gain is computed as the difference between the book value of the Company’s investment in Apex at the time of sale and the fair value of the consideration received in exchange, as indicated in the table below ($ in millions):

Fair value of consideration received:
Cash, including $66.6 of dividends received during 2013 prior to closing of sale	$758.6
Note receivable	38.5
Total fair value of consideration received	797.1
Less: book value of investment in unconsolidated joint venture	545.6
Less: other related costs and expenses	21.7
Pretax gain on sale of unconsolidated joint venture	229.8
Income tax expense	86.2
After-tax gain on sale of unconsolidated joint venture	$143.6
The Company’s share of the 2013 earnings generated by Apex prior to the closing of the sale was insignificant. Subsequent to the sale of its investment in Apex, the Company has no continuing involvement in Apex’s operations.

NOTE 4. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2015	2014
Finished goods	$1,038.5	$903.7
Work in process	319.8	266.4
Raw materials	737.1	612.7
Total	$2,095.4	$1,782.8
As of December 31, 2015 and 2014, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2015	2014
Land and improvements	$187.7	$186.5
Buildings	1,234.9	1,037.3
Machinery and equipment	2,787.4	2,249.3
Customer-leased instruments	1,287.7	1,235.8
Gross property, plant and equipment	5,497.7	4,708.9
Less: accumulated depreciation	(2,672.1)	(2,537.0)
Property, plant and equipment, net	$2,825.6	$2,171.9

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and noncontrolling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across a large spectrum of reporting units.
The Company estimates the fair value of its reporting units primarily using a market approach, based on current trading multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. In certain circumstances the Company also estimates fair value utilizing a discounted cash flow analysis (i.e., an income approach) in order to validate the results of the market approach. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired.
As of December 31, 2015, the Company had 23 reporting units for goodwill impairment testing. The carrying value of the goodwill included in each individual reporting unit ranges from $7 million to approximately $9.4 billion. No goodwill impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013 and no “triggering” events have occurred subsequent to the performance of the 2015 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Test & Measurement	Environmental	Life Sciences & Diagnostics	Dental	Industrial Technologies	Total
Balance, January 1, 2014	$1,945.9	$1,851.4	$6,304.8	$2,196.6	$2,418.5	$14,717.2
Attributable to 2014 acquisitions	55.4	163.2	365.9	1,059.1	—	1,643.6
Attributable to 2014 divestitures (see Note 3)	—	—	—	—	(37.3)	(37.3)
Foreign currency translation and other	(53.9)	(77.3)	(325.5)	(112.8)	(80.8)	(650.3)
Balance, December 31, 2014	1,947.4	1,937.3	6,345.2	3,142.9	2,300.4	15,673.2
Attributable to 2015 acquisitions	21.3	55.6	9,740.5	7.0	37.8	9,862.2
Adjustments due to finalization of purchase price adjustments	0.5	—	(11.5)	197.9	—	186.9
Foreign currency translation and other	(25.5)	(83.8)	(343.8)	(111.7)	(87.2)	(652.0)
Balance, December 31, 2015	$1,943.7	$1,909.1	$15,730.4	$3,236.1	$2,251.0	$25,070.3

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$2,212.2	$(768.8)	$1,560.7	$(651.0)
Customer relationships and other intangibles	6,469.5	(1,463.6)	4,024.7	(1,183.7)
Total finite-lived intangibles	8,681.7	(2,232.4)	5,585.4	(1,834.7)
Indefinite-lived intangibles:
Trademarks and trade names	4,821.0	—	3,308.8	—
Total intangibles	$13,502.7	$(2,232.4)	$8,894.2	$(1,834.7)
During 2015, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 14 years. Refer to Note 2 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2015, 2014 and 2013 was $478 million, $352 million and $339 million, respectively. Based on the intangible assets recorded as of December 31, 2015, amortization expense is estimated to be $644 million during 2016, $606 million during 2017, $600 million during 2018, $592 million during 2019 and $581 million during 2020.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015:
Assets:
Available-for-sale securities	$342.3	$—	$—	$342.3
Liabilities:
Deferred compensation plans	—	77.4	—	77.4
December 31, 2014:
Assets:
Available-for-sale securities	$257.5	$—	$—	$257.5
Liabilities:
Deferred compensation plans	—	73.1	—	73.1
Available-for-sale securities are measured at fair value using quoted market prices in an active market and are included in other long-term assets in the accompanying Consolidated Balance Sheets.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment (or board service, as applicable). All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Balance Sheets (refer to Note 8). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31 were as follows ($ in millions):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$342.3	$342.3	$257.5	$257.5
Liabilities:
Short-term borrowings	845.2	845.2	71.9	71.9
Long-term borrowings	12,025.2	12,471.4	3,401.5	3,809.1
As of December 31, 2015 and 2014, available-for-sale securities and short and long-term borrowings were categorized as Level 1.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs’ conversion features. The fair values of short-term borrowings, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2015		2014
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$968.7	$331.9	$879.5	$328.3
Restructuring	90.9	—	111.6	—
Claims, including self-insurance and litigation	117.9	86.3	127.9	86.3
Pension and postretirement benefits	112.9	1,345.4	100.1	1,303.1
Environmental and regulatory compliance	43.2	82.3	40.7	78.3
Taxes, income and other	422.3	4,191.5	589.7	2,557.1
Deferred revenue	633.7	160.4	573.1	151.8
Sales and product allowances	190.3	2.2	188.2	2.4
Warranty	122.1	13.0	124.7	12.9
Other	574.2	49.6	456.0	64.2
Total	$3,276.2	$6,262.6	$3,191.5	$4,584.4

NOTE 9. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2015	2014
U.S. dollar-denominated commercial paper	$920.0	$450.0
Euro-denominated commercial paper (€2.8 billion and €260.0 million, respectively)	3,096.9	314.6
2.3% senior unsecured notes due 2016	500.0	500.0
4.0% senior unsecured bonds due 2016 (CHF 120.0 million aggregate principal amount)	122.6	129.9
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount)	544.8	—
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount)	99.7	—
1.65% senior unsecured notes due 2018	497.1	—
5.625% senior unsecured notes due 2018	500.0	500.0
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount)	651.0	—
5.4% senior unsecured notes due 2019	750.0	750.0
2.4% senior unsecured notes due 2020	495.9	—
5.0% senior unsecured notes due 2020	410.7	—
Zero-coupon LYONs due 2021	72.6	110.6
3.9% senior unsecured notes due 2021	600.0	600.0
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount)	866.8	—
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount)	541.6	—
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount)	867.9	—
3.35% senior unsecured notes due 2025	495.3	—
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount)	110.7	—
4.375% senior unsecured notes due 2045	499.3	—
Other	227.5	118.3
Subtotal	12,870.4	3,473.4
Less: currently payable	845.2	71.9
Long-term debt	$12,025.2	$3,401.5
Financing for the Pall Acquisition
The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and Euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of Euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes and the approximately CHF 755 million ($732 million based on currency exchange rates as of date of issuance) of net proceeds, including the related premium, from the issuance and sale of Swiss franc-denominated senior unsecured bonds to repay a portion of the commercial paper issued to finance the Pall Acquisition. Further details regarding the Pall Acquisition financing are set forth below.
Commercial Paper Programs and Credit Facilities
On July 10, 2015, the Company expanded the aggregate capacity of its U.S. and Euro commercial paper programs to $11.0 billion and expanded its credit facility borrowing capacity to $11.0 billion to provide liquidity support for issuances under such programs. The Company replaced its existing $2.5 billion unsecured multi-year revolving credit facility (the “Superseded Credit Facility”) with an amended and restated $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “5-Year Credit Facility”), and entered into a new $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016, subject to the Company’s option to convert any then-outstanding borrowings into term loans that are due and payable one year following such expiration date (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”). The Company reduced the commitment amount under the 364-Day Facility from $7.0 billion to $4.0 billion effective as of October 15, 2015 and from $4.0 billion to $2.0 billion effective as of December

28, 2015, as permitted by the 364-Day Facility, and the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased by the same amount.
The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund a portion of the purchase price for the Pall Acquisition. Under the Company’s U.S. and Euro commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. Interest expense on the notes is paid at maturity and is generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2015, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately 38 days. The Company has classified $4.0 billion of its borrowings outstanding under the commercial paper programs as of December 31, 2015 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the 5-Year Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Under the Credit Facilities, borrowings (other than bid loans under the 5-Year Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a margin that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the 5-Year Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under each Credit Facility that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2015, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under each facility. The non-performance by any member of either Credit Facility syndicate would reduce the maximum capacity of such Credit Facility by such member's commitment amount.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Credit Facilities, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Credit Facilities to provide short-term funding. In such event, the cost of borrowings under the Credit Facilities could be higher than the cost of commercial paper borrowings.
In addition to the Credit Facilities, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
Long-Term Indebtedness
Long-Term Indebtedness Related to Pall Acquisition
On July 8, 2015, DH Europe Finance S.A., a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of each of the following series of Euro-denominated senior unsecured notes (collectively, the “Pall Financing Euronotes”):

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

The Pall Financing Euronotes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) and used the net proceeds from the offering to pay a portion of the purchase price for the Pall Acquisition. Interest on the Pall Financing Euronotes is payable: on the 2017 Euronotes quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2015; on the 2019 Euronotes and 2025 Euronotes annually in arrears on July 8 of each year, commencing on July 8, 2016; and on the 2022 Euronotes annually in arrears on January 4 of each year, commencing on January 4, 2016.
On September 15, 2015, the Company completed the underwritten public offering of each of the following series of U.S. dollar-denominated senior unsecured notes (collectively, the “Pall Financing U.S. Notes”):

•
$500 million aggregate principal amount of 1.65% senior notes due 2018. These notes were issued at 99.866% of their principal amount, will mature on September 15, 2018 and bear interest at the rate of 1.65% per year.

•
$500 million aggregate principal amount of 2.4% senior notes due 2020. These notes were issued at 99.757% of their principal amount, will mature on September 15, 2020 and bear interest at the rate of 2.4% per year.

•
$500 million aggregate principal amount of 3.35% senior notes due 2025. These notes were issued at 99.857% of their principal amount, will mature on September 15, 2025 and bear interest at the rate of 3.35% per year.

•
$500 million aggregate principal amount of 4.375% senior notes due 2045. These notes were issued at 99.784% of their principal amount, will mature on September 15, 2045 and bear interest at the rate of 4.375% per year.

The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately $2.0 billion and used the net proceeds from the offering to repay a portion of the commercial paper issued to pay a portion of the purchase price for the Pall Acquisition. Interest on the Pall Financing U.S. Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2016.
On December 8, 2015, DH Switzerland Finance S.A., a wholly-owned finance subsidiary of the Company, completed the underwritten public offering and sale of each of the following series of Swiss franc-denominated senior unsecured bonds (collectively, the “Pall Financing Swiss Bonds” and together with the Pall Financing Euronotes and Pall Financing U.S. Notes, the “Pall Financing Debt”):

•	CHF 100 million aggregate principal amount of 0.0% senior bonds due 2017. The bonds were issued at 100.14% of their principal amount and will mature on December 8, 2017.

•
CHF 540 million aggregate principal amount of 0.5% senior notes due 2023. The bonds were issued at 100.924% of their principal amount, will mature on December 8, 2023 and bear interest at the rate of 0.5% per year.

•
CHF 110 million aggregate principal amount of 1.125% senior notes due 2028. The bonds were issued at 101.303% of their principal amount, will mature on December 8, 2028 and bear interest at the rate of 1.125% per year.

The Pall Financing Swiss Bonds are fully and unconditionally guaranteed by the Company. The Company received net proceeds, including the related premium, and after underwriting discounts and commissions and offering expenses, of approximately CHF 755 million ($732 million based on currency exchange rates as of date of issuance) and used the net proceeds from the offering to repay a portion of the commercial paper issued to finance the Pall Acquisition. Interest on the Pall Financing Swiss Bonds that mature in 2023 and 2028 is payable annually in arrears on December 8, commencing on December 8, 2016.

In addition, in connection with the Pall Acquisition, the Company acquired senior unsecured notes previously issued by Pall (the “Assumed Pall Notes”) with an aggregate principal amount of $375 million and a stated interest rate of 5.0% per year. In accordance with accounting for business combinations, the Assumed Pall Notes were recorded at their fair value of $417 million on the date of acquisition and for accounting purposes, interest charges on these notes recorded in the Company's Consolidated Statement of Earnings reflect an effective interest rate of approximately 2.9% per year. The Company pays interest on the Assumed Pall Notes semi-annually in arrears on June 15 and December 15 of each year (based on the stated 5.0% interest rate). The Assumed Pall Notes mature on June 15, 2020. The Company has fully and unconditionally guaranteed the Assumed Pall Notes.
Other Long-Term Indebtedness
2016 Notes —In June 2011, the Company completed the underwritten public offering of the 2.3% senior unsecured notes due 2016 (the “2016 Notes”). The 2016 Notes were issued at 99.84% of their principal amount, will mature on June 23, 2016 and accrue interest at the rate of 2.3% per year. The net proceeds, after expenses and the underwriters’ discount, from these notes were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company pays interest on these notes semi-annually in arrears, on June 23 and December 23 of each year.
2016 Bonds—In connection with the acquisition of Nobel Biocare in December 2014, the Company acquired senior unsecured bonds with an aggregate principal amount of CHF 120 million and a stated interest rate of 4.0% per year (the “2016” Bonds”). In accordance with accounting for business combinations, the bonds were recorded at their fair value of CHF 127 million ($133 million based on exchange rates in effect at the time of the acquisition), as such, for accounting purposes interest charges recorded in the Company’s Consolidated Statement of Earnings reflect an effective interest rate of approximately 0.2% per year. The Company pays interest on the 2016 Bonds annually in arrears on October 10 of each year (based on the stated 4.0% interest rate). The 2016 Bonds mature on October 10, 2016.
2018 Notes—In December 2007, the Company completed an underwritten public offering of the 5.625% senior unsecured notes due 2018 (the “2018 Notes”), which were issued at 99.39% of their principal amount, will mature on January 15, 2018 and accrue interest at the rate of 5.625% per year. The net proceeds, after expenses and the underwriters’ discount, were approximately $493 million, which were used to repay a portion of the commercial paper issued to finance the acquisition of the Tektronix business. The Company pays interest on the 2018 Notes semi-annually in arrears, on January 15 and July 15 of each year.
2019 Notes—In March 2009, the Company completed an underwritten public offering of the 5.4% senior unsecured notes due 2019 (the “2019 Notes”), which were issued at 99.93% of their principal amount, will mature on March 1, 2019 and accrue interest at the rate of 5.4% per year. The net proceeds, after expenses and the underwriters’ discount, were approximately $745 million. A portion of the net proceeds were used to repay a portion of the Company’s outstanding commercial paper and the balance was used for general corporate purposes, including acquisitions. The Company pays interest on the 2019 Notes semi-annually in arrears, on March 1 and September 1 of each year.
2021 Notes—In June 2011, the Company completed the underwritten public offering of the 3.9% senior unsecured notes due 2021 (the “2021 Notes”). The 2021 Notes were issued at 99.975% of their principal amount, will mature on June 23, 2021 and accrue interest at the rate of 3.9% per year. The net proceeds, after expenses and the underwriters’ discount, from these notes were used to fund a portion of the purchase price for the acquisition of Beckman Coulter. The Company pays interest on these notes semi-annually in arrears, on June 23 and December 23 of each year.
LYONs—In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs carry a yield to maturity of 2.375% (with contingent interest payable as described below). Holders of the LYONs may convert each $1,000 of principal amount at maturity into 29.0704 shares of the Company’s common stock (in the aggregate for all LYONs that were originally issued, approximately 24 million shares of the Company’s common stock) at any time on or before the maturity date of January 22, 2021. As of December 31, 2015, an aggregate of approximately 21 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2015, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the common stock dividend paid during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million, $2 million and $1 million of contingent interest on the LYONs for each of the years ended December 31, 2015, 2014 and 2013, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
Debt discounts and debt issuance costs totaled $9 million as of December 31, 2015 and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. As discussed in Note 1, the Company did not reclassify debt issuance costs to be netted against the related debt liability for debt offerings prior to 2015 as the impact to the financial statements was not material.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2016 Notes, the 2018 Notes, the 2019 Notes, the 2021 Notes, the Assumed Pall Notes, the Pall Financing Euronotes (except the 2017 Euronotes) and the Pall Financing U.S. Notes, at any time prior to the applicable maturity date (or in certain cases three months prior to the maturity date), the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount and the “make-whole” premium specified in the applicable indenture, plus accrued and unpaid interest. With respect to each of the Pall Financing Swiss Bonds and the 2016 Bonds, at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the Pall Financing Euronotes and the Pall Financing Swiss Bonds, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2016 Notes, the 2016 Bonds, the 2018 Notes, the 2019 Notes, the 2021 Notes, the Assumed Pall Notes or the Pall Financing Debt, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (or in the case of the 2016 Bonds, 100%) of the principal amount of the notes and bonds, plus accrued and unpaid interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.
The respective indentures under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2015, the Company was in compliance with all of its debt covenants.
Other
The minimum principal payments during the next five years are as follows: 2016 - $845 million, 2017 - $646 million, 2018 - approximately $1.0 billion, 2019 - approximately $1.4 billion, 2020 - approximately $4.9 billion and approximately $4.1 billion thereafter.
The Company made interest payments of $126 million, $118 million and $151 million in 2015, 2014 and 2013, respectively.

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

The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2015	2014	2015	2014
Change in pension benefit obligation:
Benefit obligation at beginning of year	$2,484.7	$2,281.2	$1,545.6	$1,251.0
Service cost	9.6	6.0	46.8	32.0
Interest cost	101.1	105.9	37.8	44.4
Employee contributions	—	—	9.3	9.6
Benefits paid and other	(192.9)	(180.7)	(47.0)	(48.1)
Acquisitions	324.9	—	431.4	84.8
Actuarial (gain) loss	(112.5)	273.8	(59.4)	274.4
Amendments, settlements and curtailments	(11.0)	(1.5)	(86.0)	45.3
Foreign exchange rate impact	—	—	(102.3)	(147.8)
Benefit obligation at end of year	2,603.9	2,484.7	1,776.2	1,545.6
Change in plan assets:
Fair value of plan assets at beginning of year	1,886.3	1,926.3	962.2	834.6
Actual return on plan assets	(21.3)	90.4	10.6	93.4
Employer contributions	49.4	51.8	53.1	61.6
Employee contributions	—	—	9.3	9.6
Amendments and settlements	—	(1.5)	(61.8)	39.1
Benefits paid and other	(192.9)	(180.7)	(47.0)	(48.1)
Acquisitions	171.1	—	355.8	57.0
Foreign exchange rate impact	—	—	(59.6)	(85.0)
Fair value of plan assets at end of year	1,892.6	1,886.3	1,222.6	962.2
Funded status	$(711.3)	$(598.4)	$(553.6)	$(583.4)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Discount rate	4.4%	4.0%	2.6%	2.3%
Rate of compensation increase	4.0%	N/A	2.9%	3.0%
Components of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2015	2014	2015	2014
Service cost	$9.6	$6.0	$46.8	$32.0
Interest cost	101.1	105.9	37.8	44.4
Expected return on plan assets	(136.0)	(128.8)	(43.1)	(41.5)
Amortization of prior service credit	—	—	(0.2)	(0.1)
Amortization of net loss	28.9	18.4	16.6	6.8
Curtailment and settlement (gains) losses recognized	(9.3)	0.2	(0.4)	0.7
Net periodic pension cost	$(5.7)	$1.7	$57.5	$42.3
Net periodic pension costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

Weighted average assumptions used to determine net periodic pension cost at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Discount rate	4.0%	4.8%	2.3%	3.6%
Expected long-term return on plan assets	7.5%	7.5%	4.0%	4.8%
Rate of compensation increase	N/A	N/A	3.0%	3.1%
The discount rate reflects the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment-grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2014, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables which extend the life expectancy of the participants.
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. and non-U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and non-U.S. pension and other postretirement benefit obligations and it is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For fiscal year 2016, the change in estimate is expected to reduce U.S. and non-U.S. pension and other postretirement net periodic benefit plan cost by $25 million when compared to the prior estimate.
Following the Pall Acquisition, the Company froze and discontinued all future accruals to the Pall pension plan, which necessitated a remeasurement of the plan obligations and resulted in a curtailment gain of $11 million ($9 million, net of tax) in 2015.
Included in accumulated other comprehensive income (loss) as of December 31, 2015 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($2 million, net of tax) and unrecognized actuarial losses of approximately $998 million ($654 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2015. The prior service credits and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2016 is $0.3 million ($0.2 million, net of tax) and $37 million ($25 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2016.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2015, 2014 and 2013, the Company used an expected long-term rate of return assumption of 7.5% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.0% for 2016 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.1% to 6.0% and 1.3% to 7.1% in 2015 and 2014, respectively, with a weighted average rate of return assumption of 4.0% and 4.8% in 2015 and 2014, respectively.
Plan Assets
The U.S. plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in individual equity securities or funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments, such as venture capital funds and partnerships. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the U.S. plan asset portfolio is invested in bond funds, real estate funds, various absolute and real return funds and private equity funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the consolidated financial statements.

The Company has some investments that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, some of the investments valued using NAV as the practical expedient have limits on their redemption to monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV consist of mutual funds, common collective trusts, venture capital funds, partnerships, and other private investments, which allow the Company to allocate investments across a broad array of types of funds and diversify the portfolio.
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2015, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$24.7	$—	$—	$24.7
Equity securities:
Common stock	263.7	24.5	—	288.2
Preferred stock	2.6	—	—	2.6
Fixed income securities:
Corporate bonds	—	119.6	—	119.6
Government issued	—	80.5	—	80.5
Mutual funds	357.4	196.6	—	554.0
Insurance contracts	—	119.9	—	119.9
Total	$648.4	$541.1	$—	$1,189.5
Investments measured at NAV (a):
Mutual funds				548.4
Common collective trusts				742.5
Venture capital, partnerships and other private investments				634.8
Total assets at fair value				$3,115.2

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2014, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$44.6	$—	$—	$44.6
Common stock	174.5	24.8	—	199.3
Fixed income securities:
Corporate bonds	—	133.5	—	133.5
Government issued	—	58.3	—	58.3
Mutual funds	391.0	189.5	—	580.5
Insurance contracts	—	109.2	—	109.2
Total	$610.1	$515.3	$—	$1,125.4
Investments measured at NAV (a):
Mutual funds				375.1
Common collective trusts				852.9
Venture capital, partnerships and other private investments				495.1
Total assets at fair value				$2,848.5

(a) The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

Preferred stock and certain common stock as well as mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Common stock, corporate bonds, U.S. government securities and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
Common/collective trusts are valued based on the plan’s interest, represented by investment units, in the underlying investments held within the trust that are traded in an active market by the trustee.
Venture capital, partnerships and other private investments are valued using the NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. Depending on the nature of the assets, the underlying investments are valued using a combination of either discounted cash flows, earnings and market multiples, third party appraisals or through reference to the quoted market prices of the underlying investments held by the venture, partnership or private entity where available. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.
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
Expected Contributions
During 2015, the Company contributed $49 million to its U.S. defined benefit pension plan and $53 million to its non-U.S. defined benefit pension plans. During 2016, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $40 million and $55 million, respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2016	$168.9	$53.2	$222.1
2017	176.5	57.4	233.9
2018	179.2	60.0	239.2
2019	179.0	59.3	238.3
2020	181.1	60.3	241.4
2021 – 2025	889.8	353.8	1,243.6
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2015, 2014 and 2013 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $232 million, $201 million and $185 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 11. OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
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
The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$221.4	$194.8
Service cost	1.1	1.1
Interest cost	8.4	10.3
Amendments, curtailments and other	(3.6)	(1.0)
Actuarial (gain) loss	(22.7)	33.2
Acquisitions	5.0	—
Retiree contributions	3.6	3.7
Benefits paid	(19.8)	(20.7)
Benefit obligation at end of year	193.4	221.4
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(193.4)	$(221.4)
As of December 31, 2015 and 2014, $175 million and $202 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued postretirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2015	2014
Discount rate	4.2%	4.0%
Medical trend rate – initial	6.8%	7.1%
Medical trend rate – grading period	22 years	14 years
Medical trend rate – ultimate	4.5%	4.5%
Effect of a one-percentage-point change in assumed health care cost trend rates:

($ in millions)	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$0.5	$(0.4)
Effect on postretirement medical benefit obligation	6.6	(5.8)
The medical trend rate used to determine the postretirement benefit obligation was 6.8% for 2015. The rate decreases gradually to an ultimate rate of 4.5% in 2037 and remains at that level thereafter. The trend is a significant factor in determining the amounts reported.

Components of net periodic benefit cost:

($ in millions)	2015	2014
Service cost	$1.1	$1.1
Interest cost	8.4	10.3
Amortization of net loss	1.0	1.4
Amortization of prior service credit	(3.1)	(4.1)
Net periodic benefit cost	$7.4	$8.7
Net periodic benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
As discussed in Note 10, at the end of fiscal year 2015, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. This change does not affect the measurement of the Company’s pension or postretirement obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.
Included in accumulated other comprehensive income (loss) as of December 31, 2015 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $27 million ($17 million, net of tax) and unrecognized actuarial losses of $19 million ($12 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2015. The prior service credits and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2016 is $3 million ($2 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2016	$17.9
2017	17.8
2018	17.6
2019	17.2
2020	16.5
2021 – 2025	71.2

NOTE 12. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2015	2014	2013
United States	$1,419.9	$1,346.5	$1,565.7
International	1,904.1	2,054.2	1,850.6
Total	$3,324.0	$3,400.7	$3,416.3

The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2015	2014	2013
Current:
Federal U.S.	$468.6	$253.1	$235.4
Non-U.S.	368.3	370.9	246.4
State and local	39.7	33.8	67.6
Deferred:
Federal U.S.	(70.4)	220.0	258.3
Non-U.S.	(102.2)	(59.2)	13.8
State and local	21.3	39.0	4.2
Income tax provision	$725.3	$857.6	$825.7
The provision for income taxes from discontinued operations for the years ended December 31, 2015, 2014 and 2013 was $16 million, $26 million and $45 million, respectively.
As disclosed in Note 1, during 2015 the Company early adopted ASU 2015-17 on a prospective basis, therefore all deferred tax assets and liabilities have been classified as noncurrent in the accompanying 2015 Consolidated Balance Sheet. Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying 2015 Consolidated Balance Sheet. Net deferred income tax liabilities for discontinued operations for the year ended December 31, 2014 was $59 million and is reflected in current assets, discontinued operations and other long-term liabilities, discontinued operations in the accompanying Consolidated Balance Sheet. Deferred income tax assets and liabilities, including those related to discontinued operations, as of December 31 were as follows ($ in millions):

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$27.7	$37.2
Inventories	107.1	94.4
Pension and postretirement benefits	415.7	363.0
Environmental and regulatory compliance	31.7	27.2
Other accruals and prepayments	405.2	331.0
Stock-based compensation expense	128.8	128.9
Tax credit and loss carryforwards	1,075.4	870.1
Valuation allowances	(215.0)	(330.5)
Total deferred tax asset	1,976.6	1,521.3
Deferred tax liabilities:
Property, plant and equipment	(194.1)	(169.3)
Insurance, including self-insurance	(1,107.3)	(870.5)
Basis difference in LYONs	(9.1)	(18.3)
Goodwill and other intangibles	(3,704.8)	(2,225.4)
Unrealized gains on marketable securities	(68.0)	(72.9)
Total deferred tax liability	(5,083.3)	(3,356.4)
Net deferred tax liability	$(3,106.7)	$(1,835.1)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes related to both continuing and discontinued operations associated with U.S. entities consist of net deferred tax liabilities of approximately $2.7 billion and $1.8 billion as of December 31, 2015 and 2014, respectively. Deferred taxes related to both continuing and discontinued operations associated with non-U.S. entities consist of net deferred tax liabilities of $367 million and $76 million as of December 31, 2015 and 2014, respectively. During 2015, the Company’s valuation allowance related to both continuing and discontinued operations decreased by $115 million primarily due to write-offs of certain foreign net operating losses and corresponding valuation allowances. The Company’s valuation allowances were also reduced to reflect certain releases related to net operating losses in various foreign jurisdictions as they are now more likely than not to be realized.
The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.1	1.4	1.3
Foreign income taxed at lower rate than U.S. statutory rate	(11.6)	(13.8)	(10.2)
Resolution and expiration of statutes of limitation of uncertain tax positions	(0.8)	1.7	(2.5)
Foreign exchange losses	(2.8)	—	—
Research credits, uncertain tax positions and other	0.9	0.9	0.6
Effective income tax rate	21.8%	25.2%	24.2%
The Company’s effective tax rate for each of 2015, 2014 and 2013 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate of 21.8% in 2015 includes net tax benefits from foreign exchange losses, releases of valuation allowances related to foreign operating losses and the release of reserves upon the expiration of statutes of limitation, partially offset by changes in estimates associated with prior period uncertain tax positions and other matters. The effective tax rate of 25.2% in 2014 includes tax expense for audit settlements in various jurisdictions, partially offset by the release of valuation allowances and the release of reserves upon the expiration of statutes of limitation. The effective tax rate of 24.2% in 2013 includes recognition of tax benefits associated with favorable resolutions of certain international and domestic uncertain tax positions and the lapse of certain statutes of limitations, partially offset by adjustments of reserve estimates related to prior period uncertain tax positions. The matters referenced above have been treated as discrete items in the periods they occurred and in the aggregate reduced the provision for income taxes by approximately 140 and 20 basis points in 2015 and 2013, respectively, and increased the provision for income taxes by approximately 170 basis points in 2014.
The Company made income tax payments related to both continuing and discontinued operations of $584 million, $569 million and $529 million in 2015, 2014 and 2013, respectively. Current income tax payable related to both continuing and discontinued operations has been reduced by $147 million, $82 million, and $80 million in 2015, 2014 and 2013, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes was $88 million, $50 million and $49 million, respectively, and has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes related to continuing operations as of December 31, 2015 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $509 million (net of applicable valuation allowances of $172 million). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2016 through 2034. In addition, the Company had general business and foreign tax credit carryforwards related to continuing operations of $369 million (net of applicable valuation allowances of $25 million) as of December 31, 2015, which can be carried forward to various dates from 2016 to 2025. In addition, as of December 31, 2015, the Company had $18 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2015, gross unrecognized tax benefits related to continuing operations totaled $990 million ($905 million, net of the impact of $233 million of indirect tax benefits offset by $148 million associated with potential interest and penalties). As of December 31, 2014, gross unrecognized tax benefits related to both continuing and discontinued operations totaled $728 million ($687 million, net of the impact of $172 million of indirect tax benefits offset by $131 million associated with potential interest and penalties). The Company recognized approximately $39 million, $44 million and $43 million in potential interest and penalties related to both continuing and discontinued operations associated with uncertain tax positions during 2015, 2014 and 2013, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, approximately $900 million would be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other in accrued expenses as detailed in Note 8.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$728.5	$689.0	$613.2
Additions based on tax positions related to the current year	73.3	91.5	47.8
Additions for tax positions of prior years	135.3	172.5	166.9
Reductions for tax positions of prior years	(10.0)	(43.7)	(57.4)
Acquisitions and other	140.6	36.6	18.2
Lapse of statute of limitations	(26.3)	(36.3)	(96.1)
Settlements	(18.9)	(149.7)	(3.8)
Effect of foreign currency translation	(32.3)	(31.4)	0.2
Unrecognized tax benefits, end of year	$990.2	$728.5	$689.0
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain a tax benefit from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s consolidated financial statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed examinations of certain of the Company’s federal income tax returns through 2009 and is currently examining certain of the Company’s federal income tax returns for 2010 through 2013. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2003 through 2014.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.2 billion (approximately $180 million based on exchange rates as of December 31, 2015) including interest through December 31, 2015, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for years 2010-2012 totaling approximately DKK 700 million (approximately $102 million based on exchange rates as of December 31, 2015). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
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
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $125 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute expirations.
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2018 and 2020. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in the years 2019 and 2022.  The Company has satisfied the conditions enumerated in these agreements to date. These tax benefits are not material to the Company’s consolidated financial statements in 2015, 2014, or 2013.
As of December 31, 2015, the Company held $755 million of cash and cash equivalents outside of the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2015, the total amount of earnings planned to be reinvested indefinitely and the basis difference in investments outside of the United States for which deferred taxes have not been provided was approximately $23.5 billion.

NOTE 13. OTHER INCOME
Other income for the years ended December 31 consists of the following ($ in millions):

	2015	2014	2013
Gain on sale of marketable equity securities	$12.4	$122.6	$201.5
Gain on sale of unconsolidated joint venture	—	—	229.8
Gain on sale of a product line	—	33.9	—
Total	$12.4	$156.5	$431.3
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share). During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share). During the fourth quarter of 2013, the Company sold 5 million of the 8 million shares of Align Technology, Inc. (“Align”) common stock that the Company received in 2009 as a result of a settlement between Align and Ormco Corporation, a wholly-owned subsidiary of the Company. The Company received cash proceeds of $251 million from the sale of these marketable equity securities and recorded a pretax gain of $202 million ($125 million after-tax or $0.18 per diluted share).
Refer to Note 3 for information related to the $34 million gain on the Company’s divestiture of its EVS/hybrid product line in 2014 and the $230 million gain on the sale of the Company’s equity interest in Apex in 2013.

NOTE 14. RESTRUCTURING AND OTHER RELATED CHARGES
During 2015, the Company recorded pretax restructuring and other related charges totaling $122 million. Substantially all restructuring activities initiated in 2015 were completed by December 31, 2015 resulting in $92 million of employee severance and related charges, $18 million of facility exit and other related charges and $12 million related to an impairment of a trade name within the Environmental segment. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2016. During 2014, the Company recorded pretax restructuring and other related charges totaling $130 million. Substantially all planned restructuring activities related to the 2014 plans were completed by December 31, 2014 resulting in approximately $103 million of employee severance and related charges and $27 million of facility exit and other related charges. During 2013, the Company recorded pretax restructuring and other related charges totaling $101 million. Substantially all planned restructuring activities related to the 2013 plans were completed by December 31, 2013 resulting in approximately $76 million of employee severance and related charges and $25 million of facility exit and other related charges.
The nature of the Company’s restructuring and related activities initiated in 2015, 2014 and 2013 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic uncertainties.

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
Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2015	2014	2013
Test & Measurement	$7.4	$10.7	$8.3
Environmental	13.9	27.9	7.4
Life Sciences & Diagnostics	61.2	50.2	36.1
Dental	25.3	21.4	13.3
Industrial Technologies	14.0	20.2	35.6
Total	$121.8	$130.4	$100.7
The table below summarizes the Company’s accrual balance and utilization by type of restructuring cost associated with the 2015 and 2014 actions ($ in millions):

	Balance as of January 1, 2014	Costs Incurred	Paid/ Settled	Balance as of December 31, 2014	Costs Incurred	Paid/ Settled	Balance as of December 31, 2015
Employee severance and related	$70.7	$103.3	$(77.9)	$96.1	$92.3	$(112.4)	$76.0
Facility exit and related	14.9	27.1	(26.5)	15.5	29.5	(30.1)	14.9
Total	$85.6	$130.4	$(104.4)	$111.6	$121.8	$(142.5)	$90.9
The restructuring and other related charges incurred during 2015 include cash charges of $106 million and $16 million of noncash charges. The restructuring and other related charges incurred during 2014 and 2013 include cash charges of $119 million and $95 million and $11 million and $6 million of noncash charges, respectively. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2015	2014	2013
Cost of sales	$37.8	$38.1	$26.0
Selling, general and administrative expenses	84.0	92.3	74.7
Total	$121.8	$130.4	$100.7

NOTE 15. LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to 20 years and, in some cases, contain renewal options that would extend existing terms beyond 20 years. Future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are $205 million in 2016, $165 million in 2017, $125 million in 2018, $97 million in 2019, $74 million in 2020 and $112 million thereafter. Total rent expense for all operating leases was $261 million, $226 million and $243 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly, and appropriately maintained. Warranty periods depend on the nature of the product and range from 90 days up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor, and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, January 1, 2014	$140.1
Accruals for warranties issued during the year	136.1
Settlements made	(138.1)
Additions due to acquisitions	4.6
Effect of foreign currency translation	(5.1)
Balance, December 31, 2014	137.6
Accruals for warranties issued during the year	116.9
Settlements made	(123.8)
Additions due to acquisitions	7.6
Effect of foreign currency translation	(3.2)
Balance, December 31, 2015	$135.1

NOTE 16. LITIGATION AND CONTINGENCIES
The Company is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities). These matters primarily involve claims for damages arising out of the use of the Company’s products, software and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential and/or compensatory damages, as well as injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any amounts it may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of its reserves as of December 31, 2015 will have a material effect on its consolidated financial statements.
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
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible and a loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s settlement strategy. While the Company actively pursues financial recoveries from insurance providers and indemnifying parties, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements. Refer to Note 8 for information about the amount of the Company’s accruals for self-insurance and litigation liability.

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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2015, the Company had a reserve of $126 million for environmental matters which are known or considered probable and reasonably estimable (of which $82 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2015 and 2014, the Company had approximately $581 million and $433 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.

The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its consolidated financial statements.

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company’s Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2015, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of commercial paper.
Except in connection with the disposition of the Company's communications business to NetScout, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2015, 2014 or 2013. Refer to Note 3 for discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company's communications business to NetScout.
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and the 2007 Stock Incentive Plan. In addition, in connection with the 2007 Tektronix acquisition and the 2015 Pall Acquisition, the Company assumed certain outstanding stock options, restricted stock and RSUs that had been awarded under the stock compensation plans of the respective, acquired businesses. These plans operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan, and no further equity awards will be issued under any of these acquired company stock compensation plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award. A total of 62 million shares of Danaher common stock have been authorized for issuance under the 2007 Stock Incentive Plan, of which no more than 19 million shares may be granted in any form other than stock options or stock appreciation rights. As of December 31, 2015, approximately 22 million shares of the Company’s common stock remain available for issuance under the 2007 Stock Incentive Plan. In addition, the Company may grant up to 5 million shares of Danaher common stock under the 2007 Stock Incentive Plan based on the shares that were available for grant under Pall’s shareholder-approved stock compensation plan at the time the Company acquired Pall.
Stock options granted under the 2007 Stock Incentive Plan, the 1998 Stock Option Plan and the Tektronix plans generally vest pro rata over a five year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company under these plans equal the closing price of the Company’s common stock on the NYSE on the date of grant. Option exercise prices for the options outstanding under the Tektronix plans were based on the closing price of Tektronix common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the Tektronix stock underlying these awards.
RSUs issued under the 2007 Stock Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. Most RSU awards granted by the Company prior to the third quarter of 2009 were granted subject to performance criteria determined by the Compensation Committee, and RSU awards granted during or after the third quarter of 2009 to members of the Company’s senior management are also subject to performance criteria. The RSUs that have been granted to employees under the 2007 Stock Incentive Plan generally provide for time-based vesting over a five year period, although certain employees have been awarded RSUs with different time-based vesting criteria, and RSUs granted to members of the Company’s senior management are also subject to performance-based vesting criteria. The RSUs that have been granted to directors under the 2007 Stock Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Stock Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

In 2015, the Company introduced into its executive equity compensation program PSUs that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three year performance period. In 2015 one-half of the annual equity awards granted to the Company’s executive officers were granted as stock options, one-quarter were granted as RSUs and one-quarter were granted as PSUs. The PSUs were issued under the Company’s 2007 Stock Incentive Plan.
In connection with the NetScout transaction discussed in Note 3, the Company agreed to: (i) allow stock options held by employees of the Company’s communications business that were scheduled to vest between the closing date and August 4, 2015 to vest in accordance with their terms and remain exercisable for up to 90 days following such vesting date, and (ii) allow RSUs held by employees of the Company’s communications business that were scheduled to vest between the closing date and August 4, 2015 to vest in accordance with their terms. All other outstanding, unvested awards held by employees who transferred with the communications business were canceled and replaced by awards issued by NetScout. The related stock compensation expense for these awards in the years ended December 31, 2014 and 2013 of $6 million and $8 million, respectively, has been included in the results of discontinued operations in the accompanying Consolidated Statements of Earnings.
The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances. To cover the exercise of options and vesting of RSUs and PSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances.
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU and restricted stock awards was calculated using the closing price of the Company’s common stock on the date of grant, adjusted for the fact that RSUs do not accrue dividends. The fair value of the PSU awards was calculated using a Monte Carlo pricing model. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2015	2014	2013
Risk-free interest rate	1.6 – 2.2%	1.7 – 2.4%	1.0 – 2.3%
Weighted average volatility	24.3%	22.4%	23.6%
Dividend yield	0.6%	0.5%	0.2%
Expected years until exercise	5.5 – 8.0	5.5 – 8.0	6.0 – 8.5
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

The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2015	2014	2013
RSUs/PSUs:
Pretax compensation expense	$92.2	$71.4	$64.6
Income tax benefit	(29.6)	(20.8)	(19.4)
RSU/PSU expense, net of income taxes	62.6	50.6	45.2
Stock options:
Pretax compensation expense	46.8	44.1	45.0
Income tax benefit	(15.0)	(13.2)	(13.8)
Stock option expense, net of income taxes	31.8	30.9	31.2
Total stock-based compensation:
Pretax compensation expense	139.0	115.5	109.6
Income tax benefit	(44.6)	(34.0)	(33.2)
Total stock-based compensation expense, net of income taxes	$94.4	$81.5	$76.4
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2015, $171 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2015, $130 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	27.4	$37.94
Granted	3.8	64.73
Exercised	(5.1)	31.19
Cancelled/forfeited	(1.1)	47.35
Outstanding as of December 31, 2013	25.0	42.93
Granted	3.9	77.37
Exercised	(3.7)	34.98
Cancelled/forfeited	(0.9)	61.46
Outstanding as of December 31, 2014	24.3	48.92
Granted	3.3	88.13
Exercised	(6.2)	36.92
Cancelled/forfeited	(1.3)	68.13
Outstanding as of December 31, 2015	20.1	$57.84	6	$705.8
Vested and expected to vest as of December 31, 2015 (a)	19.0	$56.98	6	$681.4
Vested as of December 31, 2015	9.8	$42.78	4	$492.6

(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2015 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$26.29 to $37.74	4.1	$32.92	3	4.1	$32.92
$37.75 to $51.08	4.3	43.92	4	3.6	42.78
$51.09 to $67.16	3.9	55.25	7	1.2	53.42
$67.17 to $82.22	4.4	73.74	8	0.8	71.65
$82.23 to $93.54	3.4	87.87	9	0.1	84.52
The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $313 million, $154 million and $165 million, respectively. Exercise of options during the years ended December 31, 2015, 2014 and 2013 resulted in cash receipts of $223 million, $125 million, and $158 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $101 million, $46 million, and $52 million in 2015, 2014 and 2013, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2013	5.6	$43.29
Granted	1.5	64.83
Vested	(1.4)	38.66
Forfeited	(0.5)	43.90
Unvested as of December 31, 2013	5.2	51.04
Granted	1.6	76.71
Vested	(1.5)	42.60
Forfeited	(0.4)	58.82
Unvested as of December 31, 2014	4.9	61.64
Granted	2.2	86.72
Vested	(1.6)	57.73
Forfeited	(0.6)	69.54
Unvested as of December 31, 2015	4.9	73.31
The Company realized a tax benefit of $46 million, $36 million and $28 million in the years ended December 31, 2015, 2014 and 2013, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.

In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2015, 677 thousand shares with an aggregate value of $60 million were withheld to satisfy the requirement. During the year ended December 31, 2014, 568 thousand shares with an aggregate value of $43 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

NOTE 18. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For each of the years ended December 31, 2015, 2014 and 2013, 2 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2015:
Basic EPS	$2,598.7	698.1	$3.72
Adjustment for interest on convertible debentures	2.2	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.7
Diluted EPS	$2,600.9	708.5	$3.67

For the Year Ended December 31, 2014:
Basic EPS	$2,543.1	702.2	$3.62
Adjustment for interest on convertible debentures	3.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	9.1
Incremental shares from assumed conversion of the convertible debentures	—	4.8
Diluted EPS	$2,546.4	716.1	$3.56

For the Year Ended December 31, 2013:
Basic EPS	$2,590.6	696.0	$3.72
Adjustment for interest on convertible debentures	3.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.7
Incremental shares from assumed conversion of the convertible debentures	—	6.3
Diluted EPS	$2,593.9	711.0	$3.65

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
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2015	2014	2013
Sales:
Test & Measurement	$2,654.8	$2,702.1	$2,582.4
Environmental	3,635.4	3,547.3	3,316.9
Life Sciences & Diagnostics	8,213.1	7,185.7	6,856.4
Dental	2,736.8	2,193.1	2,094.9
Industrial Technologies	3,323.0	3,525.8	3,432.5
Total	$20,563.1	$19,154.0	$18,283.1

Operating profit:
Test & Measurement	$614.4	$573.2	$515.1
Environmental	782.4	705.2	696.5
Life Sciences & Diagnostics	1,088.5	1,105.9	1,009.8
Dental	370.4	304.4	304.9
Industrial Technologies	799.3	801.3	722.9
Other	(185.9)	(143.4)	(128.7)
Total	$3,469.1	$3,346.6	$3,120.5

Identifiable assets:
Test & Measurement	$3,575.1	$3,550.9	$3,561.6
Environmental	3,881.7	3,824.9	3,584.5
Life Sciences & Diagnostics	29,448.7	13,743.9	13,614.7
Dental	5,906.9	6,224.3	4,095.1
Industrial Technologies	4,100.2	4,149.0	4,363.6
Other	1,309.6	3,615.2	3,519.3
Discontinued Operations	—	1,883.5	1,933.4
Total	$48,222.2	$36,991.7	$34,672.2

Depreciation and amortization:
Test & Measurement	$80.2	$83.5	$90.7
Environmental	89.8	85.7	62.7
Life Sciences & Diagnostics	660.1	539.0	517.3
Dental	132.0	85.0	83.3
Industrial Technologies	81.0	88.8	89.2
Other	8.2	7.5	7.4
Total	$1,051.3	$889.5	$850.6

	2015	2014	2013
Capital expenditures, gross:
Test & Measurement	$23.8	$17.0	$25.4
Environmental	90.8	76.1	46.5
Life Sciences & Diagnostics	399.4	391.1	386.7
Dental	53.3	24.4	30.7
Industrial Technologies	63.6	70.6	47.1
Other	2.1	1.4	1.7
Total	$633.0	$580.6	$538.1
Operations in Geographical Areas:

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Sales:
United States	$9,072.9	$8,091.2	$7,613.6
China	1,989.7	1,727.5	1,612.7
Germany	1,123.5	1,182.9	1,161.5
All other (each country individually less than 5% of total sales)	8,377.0	8,152.4	7,895.3
Total	$20,563.1	$19,154.0	$18,283.1

Long-lived assets:
United States	$21,939.1	$16,888.3	$15,673.7
Germany	3,159.7	1,875.1	1,939.7
All other (each country individually less than 5% of total long-lived assets)	15,286.7	8,797.0	7,945.1
Total	$40,385.5	$27,560.4	$25,558.5
Sales by Major Product Group:

	For the Year Ended December 31
($ in millions)	2015	2014	2013
Analytical and physical instrumentation	$5,760.6	$5,778.6	$5,443.6
Medical and dental products	10,962.8	9,381.6	8,958.0
Motion and industrial automation controls	1,407.0	1,554.5	1,559.1
Product identification	1,571.6	1,611.2	1,551.5
All other	861.1	828.1	770.9
Total	$20,563.1	$19,154.0	$18,283.1

NOTE 20. QUARTERLY DATA-UNAUDITED

($ in millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter
2015:
Sales	$4,694.7		$4,960.2		$5,023.4	$5,884.8
Gross profit	2,468.2		2,644.0		2,637.0	3,013.3
Operating profit	755.1		934.4		800.8	978.8
Net earnings from continuing operations	558.0		715.5		590.0	735.2
Net earnings from discontinued operations	11.8		(19.8)		813.3	(46.6)
Net earnings	569.8		695.7		1,403.3	688.6
Net earnings per share from continuing operations:
Basic	$0.79		$1.01		$0.86	$1.07	**
Diluted	$0.78		$0.99		$0.85	$1.06	**
Net earnings per share from discontinued operations:
Basic	$0.02		$(0.03)		$1.18	$(0.07)	**
Diluted	$0.02		$(0.03)		$1.16	$(0.07)	**
Net earnings per share:
Basic	$0.81		$0.98		$2.04	$1.00	**
Diluted	$0.79	*	$0.97	*	$2.01	$0.99	**

2014:
Sales	$4,439.2		$4,783.5		$4,707.1	$5,224.2
Gross profit	2,286.7		2,491.1		2,452.3	2,662.5
Operating profit	738.1		875.5		866.2	866.8
Net earnings from continuing operations	544.8		667.4		681.3	649.6
Net earnings from discontinued operations	34.9		9.0		(0.7)	12.1
Net earnings	579.7		676.4		680.6	661.7
Net earnings per share from continuing operations:
Basic	$0.78		$0.95		$0.97	$0.92
Diluted	$0.76		$0.94		$0.95	$0.91
Net earnings per share from discontinued operations:
Basic	$0.05		$0.01		$—	$0.02	**
Diluted	$0.05		$0.01		$—	$0.02
Net earnings per share:
Basic	$0.83		$0.96		$0.97	$0.94	**
Diluted	$0.81		$0.95		$0.95	$0.92

* Net earnings per share amounts do not add due to rounding.
** Net earnings per share amounts do not cross add to the full year amount due to rounding.

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
Management’s annual report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of our internal control over financial reporting are included in our financial statements for the year ended December 31, 2015 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisition of Pall on August 31, 2015. Since the Company has not yet fully incorporated the internal controls and procedures of Pall into the Company’s internal control over financial reporting, management excluded Pall from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Pall Corporation constituted approximately 33% of the Company’s total assets as of December 31, 2015 and accounted for approximately 4% of the Company’s total revenues for the year then ended.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
In February 2016, Thomas P. Joyce, Jr., Danaher’s President and Chief Executive Officer, entered into a pre-arranged stock trading plan in accordance with Rule 10b5-1 under the Exchange Act and Danaher’s policy with respect to the adoption of 10b5-1 plans.  The plan is intended to allow Mr. Joyce to, over an extended period of time on pre-arranged dates, exercise and sell options that are approaching their expiration dates and sell shares acquired upon the vesting of restricted stock units.
Under the plan, Mr. Joyce may sell in the open market at prevailing prices on specified dates (subject to minimum price thresholds set forth in the plan) an aggregate of up to 154,128 shares to be acquired upon vesting of restricted stock units and upon exercise of stock options that are scheduled to expire in 2018.  Any sales will be made during the period from April 2016 until the plan terminates in April 2017.  The transactions under the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Election of Directors of Danaher, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2016 annual meeting and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Executive Compensation and Director Compensation in the Proxy Statement for the Company’s 2016 annual meeting (other than the Compensation Committee Report, which shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Equity Compensation Plan Information in the Proxy Statement for the Company’s 2016 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Corporate Governance and Certain Relationships and Related Transactions in the Proxy Statement for the Company’s 2016 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2 - Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2016 annual meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 110 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	118
EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 12, 2015, by and among Danaher Corporation, Pentagon Merger Sub, Inc. and Pall Corporation +	Incorporated by reference from Exhibit 2.1 to Danaher Corporation's Current Report on Form 8-K filed on May 13, 2015 (Commission File Number: 1-8089)

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 4.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.2
Supplemental Indenture to Senior Indenture, dated as of December 11, 2007, by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee relating to the 5.625% Senior Notes Due 2018
Incorporated by reference from Exhibit 4.2 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.3
Supplemental Indenture to Senior Indenture, dated as of March 5, 2009, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 5.4% Senior Notes due 2019
Incorporated by reference from Exhibit 4.4 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.4
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 2.3% Senior Notes due 2016
Incorporated by reference from Exhibit 4.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.5
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.9% Senior Notes due 2021
Incorporated by reference from Exhibit 4.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.6
Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.650% Senior Notes due 2018, 2.400% Senior Notes due 2020, 3.350% Senior Notes due 2025 and 4.375% Senior Notes due 2045
Incorporated by reference from Exhibit 4.1 to Danaher Corporation's Current Report on Form 8-K filed September 15, 2015 (Commission File Number: 1-8089)

4.7
Indenture dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (“Danaher International Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation's Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.8
First Supplemental Indenture to Danaher International Indenture, dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Senior Notes due 2017, the 1.000% Senior Notes due 2019, the 1.700% Senior Notes due 2022 and the 2.500% Senior Notes due 2025
Incorporated by reference from Exhibit 4.2 to Danaher Corporation's Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.9
Paying and Calculation Agency Agreement, dated as of July 8, 2015, by and among Danaher International, Danaher Corporation, and The Bank of New York Mellon, London Branch, as paying and calculation agent
Incorporated by reference from Exhibit 4.3 to Danaher Corporation's Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 11, 2015 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.7	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.8	Form of Danaher Corporation 2007 Stock Incentive Plan Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.9	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 (Commission File Number: 1-8089)

10.10	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.11	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.12	Amendment to Danaher Corporation and Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.30 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.13	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation's Current Report on Form 8-K filed on May 9, 2012 (Commission File Number: 1-8089)

10.14	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.15	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009* (1)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.16	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

10.17	Form of Agreement Regarding Competition and Protection of Proprietary Interests (without severance)* (2)	Incorporated by reference from Exhibit 10.18 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.18	Letter Agreement by and between Danaher Corporation and Mark A. Beck, dated as of March 6, 2014*	Incorporated by reference from Exhibit 10.30 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.19	Letter Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 19, 2012	Incorporated by reference from Exhibit 10.14 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.20	Description of compensation arrangements for non-management directors*

10.21
Credit Agreement, dated as of July 10, 2015, among Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line lender, Citibank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., The Bank Of Tokyo - Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., US Bank National Association, HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers, and the other lenders referred to therein
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2015 (Commission File Number: 1-8089)

10.22
Credit Agreement, dated as of July 10, 2015, among Danaher Corporation, Citibank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, Deutsche Bank Securities Corp. and Barclays Bank Plc, as Documentation Agents, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Corp. and Barclays Bank Plc, as Joint Lead Arrangers and Joint Bookrunners and the other lenders referred to therein
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2015 (Commission File Number: 1-8089)

10.23	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.24	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (4)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.25	Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 7, 2014 (5)	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (Commission File Number: 1-8089)

10.26	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

11.1	Computation of per-share earnings (6)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

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
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Daniel L. Comas, William K. Daniel II and James A. Lico that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.15 except as to the name of the counterparty.

(2)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Angela S. Lalor and Mark A. Beck that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.17.

(3)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.23, except as to the referenced aircraft and the name of the counterparty.

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as 10.24, except as to the referenced aircraft and, in certain cases, the name of the counterparty.

(5)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Daniel L. Comas that is substantially identical in all material respects to the form of agreement referenced as 10.25, except as to the name of the counterparty.

(6)	See Note 18, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Financial Statements.
(7)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 23, 2016	By:	/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 23, 2016
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 23, 2016
Mitchell P. Rales
Chairman of the Executive Committee

/s/ DONALD J. EHRLICH	February 23, 2016
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 23, 2016
Linda Hefner Filler
Director

/s/ THOMAS P. JOYCE, JR.	February 23, 2016
Thomas P. Joyce, Jr.
President, Chief Executive Officer and Director

/s/ TERI LIST-STOLL	February 23, 2016
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 23, 2016
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 23, 2016
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 23, 2016
Alan G. Spoon
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 23, 2016
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 23, 2016
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 23, 2016
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year Ended December 31, 2015:
Allowances deducted from asset account
Allowance for doubtful accounts	$149.3	$57.1	$(7.2)	$21.1	(b)	$(52.8)	$167.5
Year Ended December 31, 2014:
Allowances deducted from asset account
Allowance for doubtful accounts	$147.4	$42.8	$(5.8)	$13.3	(b)	$(48.4)	$149.3
Year Ended December 31, 2013:
Allowances deducted from asset account
Allowance for doubtful accounts	$148.1	$27.9	$(1.6)	$4.2	(b)	$(31.2)	$147.4

(a) Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b) Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations.