Form 10-Q
period 2016-04-01
DANAHER CORP /DE/
filed 2016-04-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 15, 2016 was 688,695,451.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	April 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$664.3	$790.8
Trade accounts receivable, net	3,871.2	3,964.1
Inventories:
Finished goods	1,115.2	1,038.5
Work in process	346.4	319.8
Raw materials	776.1	737.1
Total inventories	2,237.7	2,095.4
Prepaid expenses and other current assets	974.0	986.4
Total current assets	7,747.2	7,836.7
Property, plant and equipment, net of accumulated depreciation of $2,861.8 and $2,672.1, respectively	2,872.5	2,825.6
Other assets	1,016.7	1,219.3
Goodwill	25,485.4	25,070.3
Other intangible assets, net	11,263.8	11,270.3
Total assets	$48,385.6	$48,222.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$197.0	$845.2
Trade accounts payable	1,918.8	2,049.0
Accrued expenses and other liabilities	3,205.5	3,276.2
Total current liabilities	5,321.3	6,170.4
Other long-term liabilities	6,292.5	6,262.6
Long-term debt	12,194.7	12,025.2
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 803.8 and 801.6 issued; 688.6 and 686.8 outstanding, respectively	8.0	8.0
Additional paid-in capital	5,072.6	4,981.2
Retained earnings	21,660.6	21,012.3
Accumulated other comprehensive income (loss)	(2,236.5)	(2,311.2)
Total Danaher stockholders’ equity	24,504.7	23,690.3
Noncontrolling interests	72.4	73.7
Total stockholders’ equity	24,577.1	23,764.0
Total liabilities and stockholders’ equity	$48,385.6	$48,222.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Sales	$5,387.2	$4,694.7
Cost of sales	(2,524.6)	(2,226.5)
Gross profit	2,862.6	2,468.2
Operating costs:
Selling, general and administrative expenses	(1,660.7)	(1,413.7)
Research and development expenses	(319.8)	(299.4)
Operating profit	882.1	755.1
Nonoperating income (expense):
Other income	223.4	—
Interest expense	(61.7)	(29.3)
Interest income	—	2.3
Earnings from continuing operations before income taxes	1,043.8	728.1
Income taxes	(285.4)	(170.1)
Net earnings from continuing operations	758.4	558.0
Earnings from discontinued operations, net of income taxes	—	11.8
Net earnings	$758.4	$569.8
Net earnings per share from continuing operations:
Basic	$1.10	$0.79
Diluted	$1.09	$0.78
Net earnings per share from discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02
Net earnings per share:
Basic	$1.10	$0.81
Diluted	$1.09	$0.79	*
Average common stock and common equivalent shares outstanding:
Basic	688.6	707.2
Diluted	697.1	718.7
* Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Net earnings	$758.4	$569.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	201.1	(679.8)
Pension and postretirement plan benefit adjustments	5.3	7.0
Unrealized gain (loss) on available-for-sale securities adjustments	(131.7)	(1.4)
Total other comprehensive income (loss), net of income taxes	74.7	(674.2)
Comprehensive income (loss)	$833.1	$(104.4)
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2015	801.6	$8.0	$4,981.2	$21,012.3	$(2,311.2)	$73.7
Net earnings for the period	—	—	—	758.4	—	—
Other comprehensive income (loss)	—	—	—	—	74.7	—
Dividends declared	—	—	—	(110.1)	—	—
Common stock-based award activity	2.2	—	90.8	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0.2	—	—	0.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	(1.3)
Balance, April 1, 2016	803.8	$8.0	$5,072.6	$21,660.6	$(2,236.5)	$72.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net earnings	$758.4	$569.8
Less: earnings from discontinued operations, net of income taxes	—	11.8
Net earnings from continuing operations	758.4	558.0
Noncash items:
Depreciation	150.5	135.0
Amortization	159.6	100.5
Stock-based compensation expense	41.1	30.3
Pretax gain on sale of investments	(223.4)	—
Change in trade accounts receivable, net	144.2	104.2
Change in inventories	(110.6)	(111.1)
Change in trade accounts payable	(155.0)	(84.8)
Change in prepaid expenses and other assets	47.3	26.8
Change in accrued expenses and other liabilities	(39.3)	(229.3)
Total operating cash provided by continuing operations	772.8	529.6
Total operating cash used in discontinued operations	—	(6.0)
Net cash provided by operating activities	772.8	523.6
Cash flows from investing activities:
Cash paid for acquisitions	(107.5)	(482.6)
Payments for additions to property, plant and equipment	(151.0)	(117.0)
Payments for purchases of investments	—	(87.1)
Proceeds from sale of investments	264.8	—
All other investing activities	2.0	3.2
Total investing cash provided by (used in) continuing operations	8.3	(683.5)
Total investing cash used in discontinued operations	—	(7.2)
Net cash provided by (used in) investing activities	8.3	(690.7)
Cash flows from financing activities:
Proceeds from the issuance of common stock	43.9	61.6
Payment of dividends	(92.7)	(70.4)
Net repayments of borrowings (maturities of 90 days or less)	(1,077.1)	(247.5)
Proceeds from borrowings (maturities longer than 90 days)	262.3	—
Repayments of borrowings (maturities longer than 90 days)	(0.3)	(1.2)
All other financing activities	(26.7)	(3.3)
Net cash used in financing activities	(890.6)	(260.8)
Effect of exchange rate changes on cash and equivalents	(17.0)	(66.7)
Net change in cash and equivalents	(126.5)	(494.6)
Beginning balance of cash and equivalents	790.8	3,005.6
Ending balance of cash and equivalents	$664.3	$2,511.0
Supplemental disclosures:
Cash interest payments	$68.7	$37.3
Cash income tax payments	86.9	101.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and the Notes thereto included in the Company’s 2015 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2016 and December 31, 2015, and its results of operations and its cash flows for the three month periods ended April 1, 2016 and April 3, 2015.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments		Total
For the Three Month Period Ended April 1, 2016:
Balance, December 31, 2015	$(1,797.4)	$(647.3)		$133.5		$(2,311.2)
Other comprehensive income (loss) before reclassifications:
Increase	201.1	—		12.6		213.7
Income tax impact	—	—		(4.7)		(4.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	201.1	—		7.9		209.0
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	7.8	(a)	(223.4)	(b)	(215.6)
Income tax impact	—	(2.5)		83.8		81.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.3		(139.6)		(134.3)
Net current period other comprehensive income (loss), net of income taxes	201.1	5.3		(131.7)		74.7
Balance, April 1, 2016	$(1,596.3)	$(642.0)		$1.8		$(2,236.5)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.
(b) Included in other income in the accompanying Consolidated Condensed Statement of Earnings. Refer to Note 10 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three Month Period Ended April 3, 2015:
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9	$(1,433.7)
Other comprehensive income (loss) before reclassifications:
Decrease	(679.8)	—		(2.3)	(682.1)
Income tax impact	—	—		0.9	0.9
Other comprehensive income (loss) before reclassifications, net of income taxes	(679.8)	—		(1.4)	(681.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	10.3	(a)	—	10.3
Income tax impact	—	(3.3)		—	(3.3)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	7.0		—	7.0
Net current period other comprehensive income (loss), net of income taxes	(679.8)	7.0		(1.4)	(674.2)
Balance, April 3, 2015	$(1,501.6)	$(720.8)		$114.5	$(2,107.9)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.
New Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarified the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2015 including the acquisition of Pall Corporation (“Pall”), reference is made to the financial statements as of and for the year ended December 31, 2015 and Note 2 thereto included in the Company’s 2015 Annual Report on Form 10-K.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2016 and 2015 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the first three months of 2016, the Company acquired six businesses for total consideration of $108 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these six businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million. The Company preliminarily recorded an aggregate of $82 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the three month period ended April 1, 2016 ($ in millions):

Trade accounts receivable	$9.9
Inventories	9.6
Property, plant and equipment	5.2
Goodwill	82.3
Other intangible assets, primarily customer relationships, trade names and technology	21.9
Trade accounts payable	(4.0)
Other assets and liabilities, net	(17.4)
Net cash consideration	$107.5

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2016 and 2015 acquisitions as if they had occurred as of January 1, 2015. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Sales	$5,389.9	$5,455.4
Net earnings from continuing operations	758.6	539.1
Diluted net earnings per share from continuing operations	1.09	0.75
The three month period ended April 3, 2015 unaudited pro forma revenue and earnings set forth above were adjusted to include the $55 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory and deferred revenue, net of the positive impact of freezing pension benefits, related to the 2015 acquisition of Pall.

NOTE 3. DANAHER SEPARATION AND DISCONTINUED OPERATIONS
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent publicly traded companies (the “Separation”). Consummation of the Separation will create:

•
a multi-industry, science and technology growth company that will retain the Danaher name and consist of Danaher’s existing Life Sciences & Diagnostics (including Pall) and Dental segments as well as the water quality and product identification businesses, which in aggregate generated approximately $16.5 billion and $3.9 billion of revenue in 2015 (adjusted to include the full annual revenues of Pall for 2015) and the first quarter of 2016, respectively (2015 revenues for these businesses excluding pre-acquisition Pall revenue were approximately $14.4 billion); and

•
a diversified industrial growth company (Fortive Corporation (“Fortive”)) that will consist of Danaher’s existing Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business, which in aggregate generated approximately $6.2 billion and $1.5 billion of revenue in 2015 and the first quarter of 2016, respectively.

The transaction is expected to occur through a tax-free spin-off. The Company is targeting to complete the Separation in the third quarter of 2016, subject to final approval by Danaher’s Board of Directors and other customary conditions. The Separation will be in the form of a pro rata distribution to Danaher shareholders of 100% of the outstanding shares of Fortive.
As a result of planning for the Separation, the Company incurred $9 million in separation-related costs (primarily consulting and information technology-related) during the three month period ended April 1, 2016 which were recorded in selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings. The Company also incurred approximately $6 million of discrete income tax expense related to certain legal entity reorganizations associated with the Separation during the three month period ended April 1, 2016.
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
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the consolidated condensed financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
The Company has an ongoing Transition Services Agreement (“TSA”) with NetScout under which the Company will provide NetScout with certain transition services for up to 12 months following the closing date of the disposition. These services include finance and accounting, information technology, payroll processing, and other administrative services as well as certain manufacturing, supply chain, and selling activities for a portion of the transferred businesses. Fortive will be responsible for providing these services following the separation of Fortive from Danaher.
The key components of income from discontinued operations for the three month period ended April 3, 2015 were as follows ($ in millions):

Sales	$178.6
Cost of sales	(46.8)
Selling, general, and administrative expenses	(73.0)
Research and development expenses	(39.7)
Interest expense	(0.9)
Earnings from discontinued operations before income taxes	18.2
Income taxes	(6.4)
Earnings from discontinued operations, net of income taxes	$11.8

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2015	$25,070.3
Attributable to 2016 acquisitions	82.3
Foreign currency translation and other	332.8
Balance, April 1, 2016	$25,485.4
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	April 1, 2016	December 31, 2015
Test & Measurement	$1,950.0	$1,943.7
Environmental	1,975.5	1,909.1
Life Sciences & Diagnostics	15,983.2	15,730.4
Dental	3,304.7	3,236.1
Industrial Technologies	2,272.0	2,251.0
Total goodwill	$25,485.4	$25,070.3
The Company has not identified any “triggering” events which indicate a potential impairment of goodwill in 2016.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 1, 2016:
Assets:
Available-for-sale securities	$90.1	$—	$—	$90.1
Liabilities:
Deferred compensation plans	—	71.5	—	71.5
December 31, 2015:
Assets:
Available-for-sale securities	$342.3	$—	$—	$342.3
Liabilities:
Deferred compensation plans	—	77.4	—	77.4
Available-for-sale securities are measured at fair value using quoted market prices in an active market and are included in other long-term assets in the Consolidated Condensed Balance Sheets.
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until their termination of employment (or board service, as applicable). All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company's financial instruments were as follows ($ in millions):

	April 1, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$90.1	$90.1	$342.3	$342.3
Liabilities:
Short-term borrowings	197.0	197.0	845.2	845.2
Long-term borrowings	12,194.7	12,840.0	12,025.2	12,471.4
As of April 1, 2016 and December 31, 2015, available-for-sale securities and short and long-term borrowings were categorized as Level 1.
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

NOTE 6. FINANCING
As of April 1, 2016, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	April 1, 2016	December 31, 2015
U.S. dollar-denominated commercial paper	$394.8	$920.0
Euro-denominated commercial paper (€2.4 billion and €2.8 billion, respectively)	2,702.0	3,096.9
2.3% senior unsecured notes due 2016	500.0	500.0
4.0% senior unsecured bonds due 2016 (CHF 120.0 million aggregate principal amount)	128.2	122.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount)	571.4	544.8
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount)	104.3	99.7
1.65% senior unsecured notes due 2018	497.3	497.1
5.625% senior unsecured notes due 2018	500.0	500.0
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount)	682.6	651.0
5.4% senior unsecured notes due 2019	750.0	750.0
2.4% senior unsecured notes due 2020	496.1	495.9
5.0% senior unsecured notes due 2020	410.7	410.7
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	72.6	72.6
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount)	267.7	—
3.9% senior unsecured notes due 2021	600.0	600.0
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount)	908.9	866.8
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount)	566.0	541.6
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount)	910.1	867.9
3.35% senior unsecured notes due 2025	495.4	495.3
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount)	115.7	110.7
4.375% senior unsecured notes due 2045	499.3	499.3
Other	218.6	227.5
Subtotal	12,391.7	12,870.4
Less: currently payable	197.0	845.2
Long-term debt	$12,194.7	$12,025.2
For a full description of the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Credit support for the commercial paper programs is provided by the Company's $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “5-Year Credit Facility”) and its 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016 (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”), which can also be used for working capital and other general corporate purposes.
Effective April 1, 2016, the Company reduced the commitment amount under its 364-Day Facility from $2.0 billion to $1.0 billion, as permitted by the facility. Since the 364-Day Facility provides a portion of the liquidity support for the commercial paper programs, the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased by the same amount. As of April 1, 2016, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately 36 days.

The Company classified its borrowings outstanding under the commercial paper programs as of April 1, 2016, as well as its 2.3% senior unsecured notes due 2016 and the 4.0% senior unsecured bonds due 2016, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facilities referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of April 1, 2016, no borrowings were outstanding under either of the Credit Facilities, and the Company was in compliance with all covenants under each facility. In addition to the Credit Facilities, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
Debt discounts and debt issuance costs totaled $9 million as of April 1, 2016 and December 31, 2015 and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
2016 Long-Term Debt Issuance
On February 28, 2016, DH Japan Finance S.A., a wholly-owned finance subsidiary of the Company, completed the private placement of ¥30.0 billion aggregate principal amount of 0.352% senior unsecured notes due March 16, 2021 (the “2021 Yen Notes”). The 2021 Yen Notes were issued at 100% of their principal amount.
The 2021 Yen Notes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after offering expenses, of approximately ¥29.9 billion (approximately $262 million based on currency exchange rates as of the date of issuance) and used the net proceeds from the offering to repay a portion of the commercial paper borrowings incurred in connection with the 2015 acquisition of Pall. Interest on the 2021 Yen Notes is payable quarterly in arrears on March 16 and September 16 of each year, commencing on September 16, 2016.
LYONs Redemption
During the three month period ended April 1, 2016, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 13 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $0.2 million was transferred to additional paid-in capital as a result of the conversions.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three Month Period Ended
U.S. Pension Benefits	April 1, 2016	April 3, 2015
Service cost	$2.3	$1.5
Interest cost	22.7	24.1
Expected return on plan assets	(33.3)	(32.8)
Amortization of actuarial loss	6.0	6.5
Curtailment gain recognized	(0.7)	—
Net periodic pension cost	$(3.0)	$(0.7)

Non-U.S. Pension Benefits
Service cost	$9.6	$11.3
Interest cost	10.5	8.6
Expected return on plan assets	(12.4)	(9.5)
Amortization of actuarial loss	3.3	4.4
Amortization of prior service credit	(0.1)	(0.1)
Settlement gain recognized	—	(0.4)
Net periodic pension cost	$10.9	$14.3

The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Service cost	$0.2	$0.3
Interest cost	1.4	2.0
Amortization of actuarial loss	0.1	0.7
Amortization of prior service credit	(0.8)	(0.8)
Net periodic benefit cost	$0.9	$2.2
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
Employer Contributions
During 2016, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans (including any pension plans to be assumed by the Fortive business that the Company anticipates spinning-off in 2016) are expected to be approximately $40 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended April 1, 2016 was 27.3% as compared to 23.4% for the three month period ended April 3, 2015.
The Company's effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the gain on the sale of the marketable equity securities during the quarter resulted in a 2.7% increase in the reported tax rate on a year-over-year basis for the three month period ended April 1, 2016. The Company also recorded approximately $6 million of discrete income tax expense primarily related to certain legal entity reorganizations associated with the Separation during the three month period ended April 1, 2016. The effective tax rate for the three month period ended April 3, 2015 includes tax effects of certain discrete items specific to the quarter, none of which are significant individually or in the aggregate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.3 billion including interest through April 1, 2016 (approximately $196 million based on exchange rates as of April 1, 2016), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 760 million including interest through April 1, 2016 (approximately $116 million based on exchange rates as of April 1, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the

European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three month period ended April 1, 2016. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of April 1, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K. As of April 1, 2016, approximately 19 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model (“Black-Scholes”) to value options granted during the three month period ended April 1, 2016:

Risk-free interest rate	1.3% - 1.6%
Weighted average volatility	24.6%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s continuing operations stock-based compensation expense ($ in millions):

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Restricted Stock Units (“RSUs”)/Performance Stock Units (“PSUs”):
Pretax compensation expense	$27.0	$18.8
Income tax benefit	(8.0)	(5.7)
RSU/PSU expense, net of income taxes	19.0	13.1
Stock options:
Pretax compensation expense	14.1	11.5
Income tax benefit	(4.5)	(3.5)
Stock option expense, net of income taxes	9.6	8.0
Total stock-based compensation:
Pretax compensation expense	41.1	30.3
Income tax benefit	(12.5)	(9.2)
Total stock-based compensation expense, net of income taxes	$28.6	$21.1
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 1, 2016, $241 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of April 1, 2016, $188 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	20.1	$57.84
Granted	3.7	87.20
Exercised	(1.4)	42.38
Cancelled/forfeited	(0.7)	74.40
Outstanding as of April 1, 2016	21.7	$63.27	7	$704.5
Vested and expected to vest as of April 1, 2016 (a)	20.9	$62.46	6	$693.8
Vested as of April 1, 2016	10.1	$44.94	4	$511.5

(a)	The “Expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2016. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the three month periods ended April 1, 2016 and April 3, 2015 was $58 million and $81 million, respectively. Exercise of options during the first three months of 2016 and 2015 resulted in cash receipts of $49 million and $52 million, respectively. The Company realized a tax benefit of $18 million in the three month period ended April 1, 2016, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	4.9	$73.31
Granted	1.2	85.24
Vested	(0.8)	62.44
Forfeited	(0.3)	67.21
Unvested as of April 1, 2016	5.0	78.09
The Company realized a tax benefit of $22 million in the three month period ended April 1, 2016, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statement of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first three months of 2016, 298 thousand shares with an aggregate value of $26 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. OTHER INCOME
During the three month period ended April 1, 2016, the Company received $265 million of cash proceeds from the sale of marketable equity securities. The Company recorded a pretax gain related to these sales of $223 million ($140 million after-tax or $0.20 per diluted share) for the three month period.

NOTE 11. CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2015	$135.1
Accruals for warranties issued during the period	30.1
Settlements made	(31.6)
Additions due to acquisitions	0.1
Effect of foreign currency translation	1.7
Balance, April 1, 2016	$135.4

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three month period ended April 1, 2016 there were no anti-dilutive options to purchase shares excluded from the diluted EPS from continuing operations calculation. However, for the three month period ended April 3, 2015, approximately 1 million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per share from continuing operations of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Month Period Ended April 1, 2016:
Basic EPS	$758.4	688.6	$1.10
Adjustment for interest on convertible debentures	0.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.1
Incremental shares from assumed conversion of the convertible debentures	—	2.4
Diluted EPS	$758.8	697.1	$1.09

For the Three Month Period Ended April 3, 2015:
Basic EPS	$558.0	707.2	$0.79
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.4
Incremental shares from assumed conversion of the convertible debentures	—	3.1
Diluted EPS	$558.6	718.7	$0.78

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There has been no material change in total assets or liabilities by segment since December 31, 2015.
Segment results are shown below ($ in millions):

	Three Month Period Ended
Sales:	April 1, 2016	April 3, 2015
Test & Measurement	$640.3	$678.9
Environmental	855.8	823.2
Life Sciences & Diagnostics	2,411.9	1,695.7
Dental	655.9	662.4
Industrial Technologies	823.3	834.5
Total	$5,387.2	$4,694.7

Operating Profit:
Test & Measurement	$133.8	$151.6
Environmental	147.7	160.6
Life Sciences & Diagnostics	359.8	215.5
Dental	95.1	60.1
Industrial Technologies	200.1	205.2
Other	(54.4)	(37.9)
Total	$882.1	$755.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into five main sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2015 and Notes thereto, included in the Company’s 2015 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three month period ended April 1, 2016 included in this Report.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions (including the anticipated separation of Danaher into two independent companies in the third quarter of 2016), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “will,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•
We are pursuing a plan to separate into two independent, publicly traded companies. The proposed Separation may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

•	Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.

•	Our restructuring actions could have long-term adverse effects on our business.

•
Our growth could suffer if the markets into which we sell our products (references to products in this section include software) and services decline, do not grow as anticipated or experience cyclicality.

•
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including our recent acquisition of Pall, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

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

•	Defects and unanticipated use or inadequate disclosure with respect to our products or services could adversely affect our business, reputation and financial statements.

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
See Part I—Item 1A of the Company’s 2015 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, sales from existing businesses of the Company’s products and services increased 0.5% during the first quarter of 2016 as compared to the comparable period of 2015. The Company's continued investments in sales growth initiatives and the other business-specific factors discussed below also contributed to year-over-year sales growth. Year-over-year sales growth in the three months ended April 1, 2016, particularly related to sales of services and consumables, was negatively impacted by one less day in the Company's first fiscal quarter of 2016 as compared to the first fiscal quarter of 2015. Geographically, year-over-year sales growth rates from existing businesses during the first quarter of 2016 were led primarily by the high-growth markets. Sales growth rates from existing businesses in high-growth markets grew at a low-single digit rate during the first quarter of 2016 as compared to the comparable period of

2015 led by strength in China and India partially offset by weakness in Latin America and Russia. High-growth markets represented approximately 25% of the Company's total sales in the first quarter of 2016. Sales from existing businesses in developed markets grew slightly during the first quarter of 2016 with Western Europe and the United States reporting modest growth offset by weakness in Canada, Japan and Australia. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.
Acquisitions
During the first three months of 2016, the Company acquired six businesses for total consideration of $108 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these six businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million.
Danaher Separation
On May 13, 2015, the Company announced its intention to separate into two independent publicly traded companies. Consummation of the Separation will create:

•
a multi-industry, science and technology growth company that will retain the Danaher name and consist of Danaher’s existing Life Sciences & Diagnostics (including Pall) and Dental segments as well as the water quality and product identification businesses, which in aggregate generated approximately $16.5 billion and $3.9 billion of revenue in 2015 (adjusted to include the full annual revenues of Pall for 2015) and the first quarter of 2016, respectively (2015 revenues for these businesses excluding pre-acquisition Pall revenue were approximately $14.4 billion); and

•
a diversified industrial growth company (Fortive) that will consist of Danaher’s existing Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business, which in aggregate generated approximately $6.2 billion and $1.5 billion of revenue in 2015 and the first quarter of 2016, respectively.

The transaction is expected to occur through a tax-free spin-off. The Company is targeting to complete the Separation in the third quarter of 2016, subject to final approval by Danaher’s Board of Directors and other customary conditions. The Separation will be in the form of a pro rata distribution to Danaher shareholders of 100% of the outstanding shares of Fortive.
Danaher expects to receive a cash dividend from Fortive prior to the Separation, the payment of which is anticipated to be financed by debt to be issued by Fortive in the second quarter of 2016. Danaher anticipates receiving a total cash dividend of approximately $3.0 billion, subject to underlying business conditions and determination of credit ratings for Fortive. Danaher intends to use these proceeds to repay outstanding indebtedness.
As a result of planning for the Separation, the Company incurred $9 million in separation-related costs (primarily consulting and information technology-related) during the three month period ended April 1, 2016 which were recorded in selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings. The Company also incurred approximately $6 million of discrete income tax expense related to certain legal entity reorganizations associated with the Separation during the three month period ended April 1, 2016.
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
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of

$767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales by approximately 2.0% for the three month period ended April 1, 2016 as compared to exchange rate levels during the comparable period of 2015 primarily due to the strength of the U.S. dollar against most major currencies in 2016. If the currency exchange rates in effect as of April 1, 2016 were to prevail throughout the remainder of 2016, currency exchange rates would have a negligible effect on the Company’s estimated full-year 2016 sales on a year-over-year basis since the U.S. dollar is weaker at the end of the first quarter of 2016 when compared to rates in the second half of 2015. Additional strengthening of the U.S. dollar against other major currencies in 2016 would adversely impact the Company's sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales from continuing operations for the three month period ended April 1, 2016 increased 15.0% compared to the three month period ended April 3, 2015. Sales from existing businesses contributed 0.5% growth, and sales from acquired businesses contributed 16.5% growth on a year-over-year basis. Currency translation decreased reported sales by 2.0% on a year-over-year basis.
In this report, references to sales from existing businesses refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. References to sales volume refer to the impact of both price and unit sales.
Operating profit margins were 16.4% for the three month period ended April 1, 2016 as compared to 16.1% in the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 45 basis points

•	Acquisition-related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 40 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 40 basis points

•	Charges associated with the anticipated 2016 Separation - 15 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Month Period Ended
	April 1, 2016	April 3, 2015
Test & Measurement	$640.3	$678.9
Environmental	855.8	823.2
Life Sciences & Diagnostics	2,411.9	1,695.7
Dental	655.9	662.4
Industrial Technologies	823.3	834.5
Total	$5,387.2	$4,694.7

TEST & MEASUREMENT
The Company’s Test & Measurement segment offers essential products and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure and temperature. The Company’s instruments products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality, among other parameters. The Company also sells services and products that help developers and engineers convert concepts into finished products. The Company’s test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Also included in the Test & Measurement segment are the Company’s professional tools and wheel service equipment businesses. As a result of the July 2015 split-off of the Company’s communications business, which was previously reported as part of the Test & Measurement segment, all current year and prior year results of the segment have been adjusted to exclude the results of this discontinued operation. Refer to Note 3 to the Consolidated Condensed Financial Statements for additional information related to the disposition of the communications business.
Test & Measurement Selected Financial Data

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$640.3	$678.9
Operating profit	133.8	151.6
Depreciation	6.6	6.1
Amortization	13.5	13.8
Operating profit as a % of sales	20.9%	22.3%
Depreciation as a % of sales	1.0%	0.9%
Amortization as a % of sales	2.1%	2.0%

Components of Sales Growth

% Change Three Month Period Ended April 1, 2016 vs. Comparable 2015 Period
Existing businesses	(5.0)%
Acquisitions	0.5%
Currency exchange rates	(1.0)%
Total	(5.5)%
Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period ended April 1, 2016 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment's instruments businesses declined at a high-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015, due to declines in most major geographies and across all major product lines due to an overall market slowdown. These declines were partially offset by growth in China and India.
Sales from existing businesses in the segment's mobile tool and wheel service equipment businesses grew at a mid-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015, due to an increase in the number of franchisees and new offerings across several of the product lines, primarily in the United States.
Operating profit margins decreased 140 basis points during the three month period ended April 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons.

•
Lower 2016 sales volumes and the impact of the stronger U.S. dollar in 2016, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 135 basis points

•	The incremental dilutive effect in 2016 of acquired businesses - 5 basis points

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
Environmental Selected Financial Data

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$855.8	$823.2
Operating profit	147.7	160.6
Depreciation	13.3	12.8
Amortization	9.9	9.0
Operating profit as a % of sales	17.3%	19.5%
Depreciation as a % of sales	1.6%	1.6%
Amortization as a % of sales	1.2%	1.1%
Components of Sales Growth

% Change Three Month Period Ended April 1, 2016 vs. Comparable 2015 Period
Existing businesses	3.5%
Acquisitions	3.0%
Currency exchange rates	(2.5)%
Total	4.0%
Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period ended April 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality business grew slightly during the three month period ended April 1, 2016 as compared to the comparable period of 2015. Sales in the analytical instrumentation product line were flat on a year-over-year basis as strong demand in the municipal end-market in the United States was offset by lower demand in high-growth markets, primarily in Eastern Europe due to higher-than-typical revenue levels in the first quarter of 2015 and delayed project activity in China. Year-over-year sales in the business' chemical treatment solutions product line grew slightly during the first three months of 2016 driven by an expansion of the customer base in the United States partially offset by lower demand in industrial and commodity orientated markets in the United States and Latin America. Sales in the business' ultraviolet water disinfection product line grew on a year-over-year basis due primarily to higher demand in the municipal end-markets in the United States and China. Year-over-year sales growth from existing businesses in the water quality business was also unfavorably impacted by one less day in the Company's first fiscal quarter of 2016 as compared to the comparable 2015 period.
Sales from existing businesses in the segment's retail/commercial petroleum equipment business grew at a high-single digit rate during the three month period ended April 1, 2016, as compared to the comparable period of 2015. On a year-over-year basis, the business experienced strong increase in demand for its dispenser systems, environmental compliance products and point-of-sale systems during the three month period, primarily in North America and to a lesser extent in Asia. Customers, predominantly in the United States, continue to upgrade point-of-sale systems to comply with deadlines for enhanced security requirements based on the Europay, MasterCard and Visa (“EMV”) global standard and the Company expects this trend to continue to drive growth for the next several years.
Operating profit margins declined 220 basis points during the three month period ended April 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons.

•
Incremental investments in new product development initiatives and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 155 basis points

•	The incremental dilutive effect in 2016 of acquired businesses - 65 basis points

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
Life Sciences & Diagnostics Selected Financial Data

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$2,411.9	$1,695.7
Operating profit	359.8	215.5
Depreciation	107.5	89.9
Amortization	105.5	46.5
Operating profit as a % of sales	14.9%	12.7%
Depreciation as a % of sales	4.5%	5.3%
Amortization as a % of sales	4.4%	2.7%

Components of Sales Growth

% Change Three Month Period Ended April 1, 2016 vs. Comparable 2015 Period
Existing businesses	2.5%
Acquisitions	41.5%
Currency exchange rates	(2.0)%
Total	42.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three month period ended April 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's diagnostics business grew at a low-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015. Demand in the clinical business increased on a year-over-year basis led by growth in the microbiology and immunoassay product lines installed base of instruments, particularly in Asia. Consumables sales in North America, Western Europe and China drove the majority of the year-over-year sales growth in the acute care diagnostic business in the three month period. Sales in the pathology diagnostics business grew slightly as increased demand in the high-growth markets was largely offset by declines in North America which had higher-than-typical revenue levels in the first quarter of 2015. Year-over-year sales growth for the segment's diagnostic consumables business was also unfavorably impacted by one less day in the Company's first fiscal quarter of 2016 as compared to the comparable 2015 period.
Sales from existing businesses in the segment's life sciences business grew at a low-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis during the period led by sales growth in the biopharmaceutical markets. Sales of microscopy products, particularly compound microscopy products, increased on a year-over-year basis as growth in North America and China was partially offset by declines in Japan and Latin America. Demand for the business' flow cytometry, life sciences automation and centrifugation instruments was strong in the first quarter as compared to the comparable period in 2015, particularly in North America, China, and Western Europe.
The 2015 acquisition of Pall provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. During the three month period ended April 1, 2016, Pall's revenues grew on a year-over-year basis with strong growth in the life sciences business due to increased demand for biopharmaceutical solutions, partially offset by soft demand in the industrial business as a result of overall market weakness and exiting of lower margin product lines. As Pall is integrated into the Company over the next several years, the Company expects to realize approximately $300 million in annual cost savings as compared to Pall’s annual expense level prior to acquisition, through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Operating profit margins increased 220 basis points during the three month period ended April 1, 2016 as compared to the comparable period of 2015. The following factors favorably impacted year-over-year operating profit margin comparisons.

•
Higher 2016 sales volumes and the incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental cost actions and the impact of the stronger U.S. dollar in 2016 - 205 basis points

•	The incremental net accretive effect in 2016 of acquired businesses - 15 basis points
Depreciation and amortization increased during the three month period ended April 1, 2016 as compared to the comparable period of 2015 due primarily to the impact of recently acquired businesses, particularly Pall.

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
Dental Selected Financial Data

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$655.9	$662.4
Operating profit	95.1	60.1
Depreciation	10.9	12.7
Amortization	21.5	22.1
Operating profit as a % of sales	14.5%	9.1%
Depreciation as a % of sales	1.7%	1.9%
Amortization as a % of sales	3.3%	3.3%
Components of Sales Growth

% Change Three Month Period Ended April 1, 2016 vs. Comparable 2015 Period
Existing businesses	0.5%
Acquisitions	0.5%
Currency exchange rates	(2.0)%
Total	(1.0)%
Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period ended April 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses grew slightly on a year-over-year basis for the three month period ended April 1, 2016 as a result of strong year-over-year demand for general dental consumable products and implant systems in North America and high-growth markets and continued increased demand for orthodontic products, particularly in China and other high-growth markets. Expanded service offerings, primarily in North America, also contributed to sales growth during the quarter. This growth was largely offset by softness in demand for dental equipment and imaging products, due primarily to weaker year-over-year demand in Europe and the Middle East. Year-over-year sales growth in the segment's consumables businesses was also unfavorably impacted by one less day in the Company's first fiscal quarter of 2016 as compared to the comparable 2015 period.
Operating profit margins increased 540 basis points during the three month period ended April 1, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and improved pricing, net of lower 2016 sales volumes from existing businesses and the effect of a stronger U.S. dollar in 2016 - 250 basis points

•	Acquisition-related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 300 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. The Company’s product identification businesses develop and manufacture equipment, consumables and software for various printing, marking, coding, packaging, design and color management applications on consumer and industrial products. The Company’s automation business provides electromechanical and electronic motion control products and mechanical components for the automation market. In addition to the product identification and automation strategic lines of business, the segment also includes the Company’s sensors & controls, energetic materials and engine retarder businesses.
Industrial Technologies Selected Financial Data

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$823.3	$834.5
Operating profit	200.1	205.2
Depreciation	10.3	11.4
Amortization	9.2	9.1
Operating profit as a % of sales	24.3%	24.6%
Depreciation as a % of sales	1.3%	1.4%
Amortization as a % of sales	1.1%	1.1%
Components of Sales Growth

% Change Three Month Period Ended April 1, 2016 vs. Comparable 2015 Period
Existing businesses	(1.5)%
Acquisitions	1.5%
Currency exchange rates	(1.5)%
Total	(1.5)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three month period ended April 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a low-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015. Continued increased year-over-year demand for marking and coding equipment and related consumables in all major geographies, driven by North America and Western Europe, was partly offset by softer demand for the business' packaging and color solutions, primarily in North America and China.
Sales from existing businesses in the segment’s automation business declined at a high-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015. Continued growth in North American defense-related end-markets and increased year-over-year demand in industrial automation-related end-markets in Europe and China, was more than offset by lower year-over-year demand in agricultural and construction-related end-markets as well as North American distribution and industrial automation-related end-markets.
Sales from existing businesses in the segment’s other businesses collectively declined at a low-single digit rate during the three month period ended April 1, 2016 as compared to the comparable period of 2015. Lower year-over-year demand in the segment's sensors & controls businesses, primarily in North America and Western Europe, and to a lesser extent soft demand in the segment's engine retarder business, was partially offset by growth in the segment's energetic materials business during the quarter.
Operating profit margins declined 30 basis points during the three month period ended April 1, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and improved pricing, net of lower 2016 sales volumes from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments - 25 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 55 basis points

COST OF SALES AND GROSS PROFIT

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$5,387.2	$4,694.7
Cost of sales	(2,524.6)	(2,226.5)
Gross profit	$2,862.6	$2,468.2
Gross profit margin	53.1%	52.6%
The year-over-year increase in cost of sales during the three month period ended April 1, 2016 as compared to the comparable period in 2015, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions in 2015 and acquisition-related charges associated with fair value adjustments to acquired inventory recorded in the three month period ended April 3, 2015 in connection with the acquisition of Nobel Biocare.
The year-over-year increase in gross profit margins during the three month period ended April 1, 2016 as compared to the comparable period in 2015, is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with 2015 restructuring activities and continued productivity improvements and the impact of acquisition-related charges associated with fair value adjustments to acquired inventory recorded in the three month period ended April 3, 2015 in connection with the acquisition of Nobel Biocare.

OPERATING EXPENSES

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Sales	$5,387.2	$4,694.7
Selling, general and administrative (“SG&A”) expenses	1,660.7	1,413.7
Research and development (“R&D”) expenses	319.8	299.4
SG&A as a % of sales	30.8%	30.1%
R&D as a % of sales	5.9%	6.4%
SG&A expenses as a percentage of sales increased 70 basis points for the three month period ended April 1, 2016 as compared with the comparable period of 2015 driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses. In addition, costs incurred in preparing for the Separation adversely impacted year-over-year comparisons by 15 basis points. These increases were partially offset by increased leverage of the Company's general and administrative cost base resulting from higher 2016 sales and incremental year-over-year cost savings associated with the restructuring and continuing productivity improvements taken in 2015.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined 50 basis points for the three month period ended April 1, 2016 as compared with the comparable period of 2015 due primarily to lower R&D expenses as a percentage of sales in the businesses most recently acquired as well as year-over-year differences in the timing of investments in the Company's new product development initiatives.

OTHER INCOME
During the three month period ended April 1, 2016, the Company received $265 million of cash proceeds from the sale of marketable equity securities. The Company recorded a pretax gain related to these sales of $223 million ($140 million after-tax or $0.20 per diluted share) for the three month period.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 to the Consolidated Condensed Financial Statements.
Interest expense of $62 million for the three month period ended April 1, 2016 was $32 million higher than the comparable period of 2015, due primarily to the higher interest costs associated with the debt issued in connection with the 2015 acquisition of Pall.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three month period ended April 1, 2016 was 27.3% as compared to 23.4% for the three month period ended April 3, 2015.
The Company's effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the gain on the sale of the marketable equity securities during the quarter resulted in a 2.7% increase in the reported tax rate on a year-over-year basis for the three month period ended April 1, 2016. The Company also recorded approximately $6 million of discrete income tax expense primarily related to certain legal entity reorganizations associated with the Separation during the three month period ended April 1, 2016. The effective tax rate for the three month period ended April 3, 2015 includes tax effects of certain discrete items specific to the quarter, none of which are significant individually or in the aggregate.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company's ability to obtain tax benefits from lower statutory tax rates outside of the United States is dependent on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the geographic dispersion of the Company's taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed examinations of certain of the Company's federal income tax returns through 2009 and is currently examining certain of the Company's federal income tax returns for 2010 through 2013. In addition, the Company has subsidiaries in Belgium, Brazil, Canada, China, Denmark, Finland, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2003 through 2014.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from SKAT totaling approximately DKK 1.3 billion including interest through April 1, 2016 (approximately $196 million based on exchange rates as of April 1, 2016), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 760 million including interest through April 1, 2016 (approximately $116 million based on exchange rates as of April 1, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
On April 4, 2016, the United States Department of the Treasury and the IRS released proposed regulations (REG-108060-15) under Section 385 (the “Proposed Regulations”) addressing whether certain related-party indebtedness would be treated as equity for U.S. federal income tax purposes.  The Company is currently evaluating the potential impact on its future effective tax rate if the Proposed Regulations are issued as final.
The effective tax rate related to continuing operations for the balance of 2016 is forecasted to be approximately 24.0% based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as “discrete.” The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three month period ended April 1, 2016, comprehensive income increased $938 million as compared to the comparable period of 2015, primarily due to increased net earnings and the impact of foreign currency translation adjustments due to the stronger U.S. dollar in 2016 partially offset by the $132 million change in unrealized gain (loss) on available-for-sale securities primarily as a result of the sale of marketable equity securities during the quarter. For the three month period ended April 1, 2016, the Company recorded a foreign currency translation gain of $201 million compared to a translation loss of $680 million for the three month period ended April 3, 2015.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three month period ended April 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity (including the cash dividend the Company anticipates receiving from the Fortive business in connection with the Separation) will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions, paying interest and servicing debt and managing its capital structure on a short and long-term basis.
Following is an overview of the Company’s cash flows and liquidity for the three month period ended April 1, 2016:
Overview of Cash Flows and Liquidity

	Three Month Period Ended
($ in millions)	April 1, 2016	April 3, 2015
Total operating cash flows provided by continuing operations	$772.8	$529.6

Cash paid for acquisitions	$(107.5)	$(482.6)
Payments for additions to property, plant and equipment	(151.0)	(117.0)
Payments for purchases of investments	—	(87.1)
Proceeds from sale of investments	264.8	—
All other investing activities	2.0	3.2
Total investing cash used in discontinued operations	—	(7.2)
Net cash provided by (used in) investing activities	$8.3	$(690.7)

Proceeds from the issuance of common stock	$43.9	$61.6
Payment of dividends	(92.7)	(70.4)
Net repayments of borrowings (maturities of 90 days or less)	(1,077.1)	(247.5)
Proceeds from borrowings (maturities longer than 90 days)	262.3	—
Repayments of borrowings (maturities longer than 90 days)	(0.3)	(1.2)
All other financing activities	(26.7)	(3.3)
Net cash used in financing activities	$(890.6)	$(260.8)

•
Operating cash flows from continuing operations increased $243 million, or approximately 46%, during the first three months of 2016 as compared to the first three months of 2015, due primarily to higher net earnings which also included higher noncash charges for depreciation, amortization, stock compensation and lower income tax payments.

•	During the three month period ended April 1, 2016, the Company received $265 million of cash proceeds from the sale of marketable equity securities.

•
In February 2016, the Company issued the 2021 Yen Notes (described in Note 6 of the Consolidated Condensed Financial Statements) and used the $262 million of net proceeds from the issuance of the notes to repay a portion of the commercial paper borrowings incurred in connection with the 2015 acquisition of Pall. During the first quarter of 2016, the Company, on a net basis, repaid approximately $1.1 billion of commercial paper and other short-term borrowings.

•	As of April 1, 2016, the Company held $664 million of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $773 million for the first three months of 2016, an increase of $243 million, or approximately 46%, as compared to the comparable period of 2015. The year-over-year change in operating cash flows from 2015 to 2016 was primarily attributable to the following factors:

•
2016 operating cash flows benefited from higher net earnings for the first three months of 2016 as compared to the comparable period in 2015 excluding the impact of the gain from the sale of marketable equity securities included in other nonoperating income in 2016. This nonoperating gain is reflected in the investing activities section of the Statement of Cash Flows and, therefore, does not contribute to operating cash flows.

•
Net earnings from continuing operations for the first three months of 2016 reflected an increase of $75 million of depreciation and amortization expense as compared to the comparable period of 2015. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to increases in equipment leased to customers and the impact of recently acquired businesses. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $121 million in operating cash flows during the first three months of 2016, compared to $92 million used in the comparable period of 2015. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $8 million of operating cash flows during the first three months of 2016, compared to $203 million used in the comparable period of 2015. The timing of cash payments for income taxes and various employee-related liabilities, including with respect to recently acquired companies, drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash provided by investing activities was $8 million during the first three months of 2016 compared to $691 million of cash used in the first three months of 2015. For a discussion of the Company’s acquisitions during the first three months of 2016 refer to “—Overview” and for a discussion of the Company's sale of marketable equity securities refer to “—Results of Operations—Other Income”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $34 million on a year-over-year basis for the first three months of 2016 compared to 2015 due to increased investments in other operating assets, including operating assets at newly acquired businesses such as Pall, and to a lesser extent, increases in equipment leased to customers. For the full year 2016, the Company expects capital spending (including with respect to the Fortive businesses that the Company anticipates spinning-off in 2016) to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock, excess tax benefits from stock-based compensation and payments of cash dividends to shareholders. Financing activities used cash of $891 million during the first three months of 2016 compared to $261 million of cash used in the comparable period of 2015. The year-over-year increase in cash used in financing activities was due primarily to approximately $1.1 billion of net repayments of commercial paper in aggregate under the U.S and Euro commercial paper programs and other short-term borrowings during the first quarter of 2016, partly offset by $262 million of net proceeds received from the 2021 Yen Notes issued in February 2016.
For a description of the Company’s outstanding debt as of April 1, 2016, the additional financing incurred during the three month period ended April 1, 2016 and the Company's commercial paper program and related credit facilities, refer to Note 6 to the Consolidated Condensed Financial Statements. As of April 1, 2016, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Credit support for the commercial paper programs is provided by the Company's $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “5-Year Credit Facility”) and its 364-day unsecured revolving credit facility with a syndicate of banks that expires on July 8, 2016 (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”). The Credit Facilities can also be used for working capital and other general corporate purposes. In addition to the Credit Facilities, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
Effective April 1, 2016, the Company reduced the commitment amount under the 364-Day Facility from $2.0 billion to $1.0 billion, as permitted by the facility. Since the 364-Day Facility provides a portion of the liquidity support for the commercial paper program, the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased by the same amount. As of April 1, 2016, the Company had the ability to incur approximately an additional $1.9 billion of indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company's Credit Facilities which were not being used to backstop outstanding commercial paper balances.
The Company classified its borrowings outstanding under the commercial paper programs as of April 1, 2016, as well as its 2.3% senior unsecured notes due 2016 and the 4.0% senior unsecured bonds due 2016, as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facilities referenced above, to refinance these borrowings for at least one year from the balance sheet date.
As of April 1, 2016, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately 36 days. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Shelf Registration Statement
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”) that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. Unless otherwise specified, the Company expects to use net proceeds realized by the Company from future securities sales off the Shelf Registration Statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends, and working capital.
Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three month period ended April 1, 2016. On July 16, 2013, the Company's Board of Directors approved the Repurchase Program authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of April 1, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of commercial paper.
Dividends
Aggregate cash payments for dividends during the first three months of 2016 were $93 million. This is higher than in the comparable period of 2015, as the Company increased its quarterly dividend rate in 2015 effective with respect to the dividend paid in the second quarter of 2015.
In the first quarter of 2016, the Company declared a regular quarterly dividend of $0.16 per share payable on April 29, 2016 to holders of record on March 24, 2016, reflecting a 19% increase in the per share amount of the Company's quarterly dividend compared to the first quarter of 2015.
Cash and Cash Requirements
As of April 1, 2016, the Company held $664 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.01%. Of this amount, $16 million was held within the United States and $648 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. With respect to the Company’s other cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the Credit Facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of April 1, 2016, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2016, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans (including any pension plans to be assumed by the Fortive business that the Company anticipates spinning-off in 2016) are expected to be approximately $40 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes during the three month period ended April 1, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2015 Annual Report on Form 10-K. There were no material changes during the three month period ended April 1, 2016 to this information reported in the Company’s 2015 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2015 Annual Report on Form 10-K. There were no material changes during the quarter ended April 1, 2016 to the risk factors reported in the Company’s 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three month period ended April 1, 2016.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plans) and for other corporate purposes. As of April 1, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the first quarter of 2016, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 13 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

11.1	Computation of per-share earnings (See Note 12, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Condensed Financial Statements)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of April 1, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Earnings for the three month periods ended April 1, 2016 and April 3, 2015, (iii) Consolidated Condensed Statements of Comprehensive Income for the three month periods ended April 1, 2016 and April 3, 2015, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three month period ended April 1, 2016, (v) Consolidated Condensed Statements of Cash Flows for the three month periods ended April 1, 2016 and April 3, 2015, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION:

Date:	April 20, 2016	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	April 20, 2016	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer