Form 10-Q
period 2016-07-01
DANAHER CORP /DE/
filed 2016-07-25
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 15, 2016 was 690,538,430.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	July 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$4,097.6	$790.8
Trade accounts receivable, net	3,994.8	3,964.1
Inventories:
Finished goods	1,137.7	1,038.5
Work in process	347.0	319.8
Raw materials	755.5	737.1
Total inventories	2,240.2	2,095.4
Prepaid expenses and other current assets	898.4	986.4
Total current assets	11,231.0	7,836.7
Property, plant and equipment, net of accumulated depreciation of $2,923.6 and $2,672.1, respectively	2,784.8	2,825.6
Other assets	1,026.1	1,219.3
Goodwill	25,378.3	25,070.3
Other intangible assets, net	11,083.5	11,270.3
Total assets	$51,503.7	$48,222.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2,644.5	$845.2
Trade accounts payable	1,993.2	2,049.0
Accrued expenses and other liabilities	3,388.2	3,276.2
Total current liabilities	8,025.9	6,170.4
Other long-term liabilities	6,349.8	6,262.6
Long-term debt	12,007.7	12,025.2
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 805.7 and 801.6 issued; 690.5 and 686.8 outstanding, respectively	8.1	8.0
Additional paid-in capital	5,221.4	4,981.2
Retained earnings	22,206.8	21,012.3
Accumulated other comprehensive income (loss)	(2,391.2)	(2,311.2)
Total Danaher stockholders’ equity	25,045.1	23,690.3
Noncontrolling interests	75.2	73.7
Total stockholders’ equity	25,120.3	23,764.0
Total liabilities and stockholders’ equity	$51,503.7	$48,222.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Month Period Ended			Six Month Period Ended
	July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015
Sales	$5,785.0	$4,960.2		$11,172.2	$9,654.9
Cost of sales	(2,635.6)	(2,316.2)		(5,160.2)	(4,542.7)
Gross profit	3,149.4	2,644.0		6,012.0	5,112.2
Operating costs:
Selling, general and administrative expenses	(1,778.3)	(1,405.0)		(3,439.0)	(2,818.7)
Research and development expenses	(336.6)	(304.6)		(656.4)	(604.0)
Operating profit	1,034.5	934.4		1,916.6	1,689.5
Nonoperating income (expense):
Other income	—	—		223.4	—
Interest expense	(66.4)	(29.0)		(128.1)	(58.3)
Interest income	—	2.3		—	4.6
Earnings from continuing operations before income taxes	968.1	907.7		2,011.9	1,635.8
Income taxes	(311.4)	(192.2)		(596.8)	(362.3)
Net earnings from continuing operations	656.7	715.5		1,415.1	1,273.5
Loss from discontinued operations, net of income taxes	—	(19.8)		—	(8.0)
Net earnings	$656.7	$695.7		$1,415.1	$1,265.5
Net earnings per share from continuing operations:
Basic	$0.95	$1.01		$2.05	$1.80
Diluted	$0.94	$0.99		$2.03	$1.77
Net earnings per share from discontinued operations:
Basic	$—	$(0.03)		$—	$(0.01)
Diluted	$—	$(0.03)		$—	$(0.01)
Net earnings per share:
Basic	$0.95	$0.98		$2.05	$1.79
Diluted	$0.94	$0.97	*	$2.03	$1.76
Average common stock and common equivalent shares outstanding:
Basic	690.9	709.5		689.8	708.4
Diluted	698.9	719.6		698.0	719.2
* Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net earnings	$656.7	$695.7	$1,415.1	$1,265.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(161.9)	44.8	39.2	(635.0)
Pension and postretirement plan benefit adjustments	5.8	7.1	11.1	14.1
Unrealized gain (loss) on available-for-sale securities adjustments	1.4	23.9	(130.3)	22.5
Total other comprehensive income (loss), net of income taxes	(154.7)	75.8	(80.0)	(598.4)
Comprehensive income (loss)	$502.0	$771.5	$1,335.1	$667.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2015	801.6	$8.0	$4,981.2	$21,012.3	$(2,311.2)	$73.7
Net earnings for the period	—	—	—	1,415.1	—	—
Other comprehensive income (loss)	—	—	—	—	(80.0)	—
Dividends declared	—	—	—	(220.6)	—	—
Common stock-based award activity	4.1	0.1	238.6	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0.5	—	—	1.6	—	—	—
Change in noncontrolling interests	—	—	—	—	—	1.5
Balance, July 1, 2016	805.7	$8.1	$5,221.4	$22,206.8	$(2,391.2)	$75.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Month Period Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net earnings	$1,415.1	$1,265.5
Less: loss from discontinued operations, net of income taxes	—	(8.0)
Net earnings from continuing operations	1,415.1	1,273.5
Noncash items:
Depreciation	306.5	273.0
Amortization	324.4	199.5
Stock-based compensation expense	87.3	58.5
Pretax gain on sale of investments	(223.4)	—
Change in trade accounts receivable, net	(31.9)	1.3
Change in inventories	(141.8)	(102.6)
Change in trade accounts payable	(54.7)	(74.8)
Change in prepaid expenses and other assets	85.7	97.3
Change in accrued expenses and other liabilities	287.4	(94.8)
Total operating cash provided by continuing operations	2,054.6	1,630.9
Total operating cash used in discontinued operations	—	(13.3)
Net cash provided by operating activities	2,054.6	1,617.6
Cash flows from investing activities:
Cash paid for acquisitions	(105.4)	(592.8)
Payments for additions to property, plant and equipment	(334.9)	(253.2)
Payments for purchases of investments	—	(87.1)
Proceeds from sale of investments	264.8	—
All other investing activities	9.6	6.5
Total investing cash used in continuing operations	(165.9)	(926.6)
Total investing cash used in discontinued operations	—	(11.0)
Net cash used in investing activities	(165.9)	(937.6)
Cash flows from financing activities:
Proceeds from the issuance of common stock	144.8	131.5
Payment of dividends	(202.8)	(165.9)
Net repayments of borrowings (maturities of 90 days or less)	(1,178.0)	(259.9)
Proceeds from borrowings (maturities longer than 90 days)	3,240.9	—
Repayments of borrowings (maturities longer than 90 days)	(504.1)	(1.8)
All other financing activities	(26.7)	(3.3)
Net cash provided by (used in) financing activities	1,474.1	(299.4)
Effect of exchange rate changes on cash and equivalents	(56.0)	(44.2)
Net change in cash and equivalents	3,306.8	336.4
Beginning balance of cash and equivalents	790.8	3,005.6
Ending balance of cash and equivalents	$4,097.6	$3,342.0
Supplemental disclosures:
Cash interest payments	$102.0	$57.7
Cash income tax payments	233.1	225.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and the Notes thereto included in the Company’s 2015 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2016 and December 31, 2015, its results of operations for the three and six month periods ended July 1, 2016 and July 3, 2015 and its cash flows for each of the six month periods then ended.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three Month Period Ended July 1, 2016:
Balance, April 1, 2016	$(1,596.3)	$(642.0)		$1.8	$(2,236.5)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(161.9)	—		2.3	(159.6)
Income tax impact	—	—		(0.9)	(0.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(161.9)	—		1.4	(160.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	8.6	(a)	—	8.6
Income tax impact	—	(2.8)		—	(2.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.8		—	5.8
Net current period other comprehensive income (loss), net of income taxes	(161.9)	5.8		1.4	(154.7)
Balance, July 1, 2016	$(1,758.2)	$(636.2)		$3.2	$(2,391.2)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments		Total
For the Three Month Period Ended July 3, 2015:
Balance, April 3, 2015	$(1,501.6)	$(720.8)		$114.5		$(2,107.9)
Other comprehensive income (loss) before reclassifications:
Increase	44.8	—		38.3		83.1
Income tax impact	—	—		(14.4)		(14.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	44.8	—		23.9		68.7
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	10.4	(a)	—		10.4
Income tax impact	—	(3.3)		—		(3.3)
Amounts reclassified from accumulated other comprehensive income, net of income taxes	—	7.1		—		7.1
Net current period other comprehensive income (loss), net of income taxes	44.8	7.1		23.9		75.8
Balance, July 3, 2015	$(1,456.8)	$(713.7)		$138.4		$(2,032.1)
For the Six Month Period Ended July 1, 2016:
Balance, December 31, 2015	$(1,797.4)	$(647.3)		$133.5		$(2,311.2)
Other comprehensive income (loss) before reclassifications:
Increase	39.2	—		14.9		54.1
Income tax impact	—	—		(5.6)		(5.6)
Other comprehensive (loss) income before reclassifications, net of income taxes	39.2	—		9.3		48.5
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	16.4	(a)	(223.4)	(b)	(207.0)
Income tax impact	—	(5.3)		83.8		78.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	11.1		(139.6)		(128.5)
Net current period other comprehensive (loss) income, net of income taxes	39.2	11.1		(130.3)		(80.0)
Balance, July 1, 2016	$(1,758.2)	$(636.2)		$3.2		$(2,391.2)
For the Six Month Period Ended July 3, 2015:
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9		$(1,433.7)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(635.0)	—		36.0		(599.0)
Income tax impact	—	—		(13.5)		(13.5)
Other comprehensive (loss) income before reclassifications, net of income taxes	(635.0)	—		22.5		(612.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	20.7	(a)	—		20.7
Income tax impact	—	(6.6)		—		(6.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	14.1		—		14.1
Net current period other comprehensive (loss) income, net of income taxes	(635.0)	14.1		22.5		(598.4)
Balance, July 3, 2015	$(1,456.8)	$(713.7)		$138.4		$(2,032.1)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.
(b) Included in other income in the accompanying Consolidated Condensed Statement of Earnings. Refer to Note 10 for additional details.

New Accounting Standards—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements and does not expect to adopt the standard earlier than required.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2016 and 2015 acquisitions and is also in the process of obtaining valuations of certain acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the first six months of 2016, the Company acquired six businesses for total consideration of $105 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these six businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million. The Company preliminarily recorded an aggregate of $74 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six month period ended July 1, 2016 ($ in millions):

Trade accounts receivable	$10.1
Inventories	9.3
Property, plant and equipment	5.2
Goodwill	74.2
Other intangible assets, primarily customer relationships, trade names and technology	28.6
Trade accounts payable	(3.9)
Other assets and liabilities, net	(18.1)
Net cash consideration	$105.4
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

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$5,785.0	$5,673.0	$11,174.8	$11,128.0
Net earnings from continuing operations	656.7	714.4	1,415.3	1,251.7
Diluted net earnings per share from continuing operations	0.94	0.99	2.03	1.74
For the three and six month periods ended July 3, 2015, unaudited pro forma earnings set forth above were adjusted to include the $16 million and $71 million, respectively, pretax impact of nonrecurring acquisition date fair value adjustments to inventory and deferred revenue, net of the positive impact of freezing pension benefits, related to the 2015 acquisition of Pall.

NOTE 3. DANAHER SEPARATION AND DISCONTINUED OPERATIONS
Danaher Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Separation”) of its Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and the retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution. Fractional shares of Fortive common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders.
In preparation for the Separation, in June 2016 Fortive issued approximately $3.4 billion in debt securities (refer to Note 6). The proceeds from these borrowings were used to fund the approximately $3.0 billion net cash distributions Fortive made to Danaher prior to the Distribution Date. Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes due June 2016, and intends to use the balance of the proceeds received to redeem outstanding debt and pay certain of the Company’s regular, quarterly cash dividends to shareholders.

As the disposition occurred during the third quarter of 2016, the Company will classify Fortive as a discontinued operation in its historical financial statements beginning in the third quarter of 2016. For the year ended December 31, 2015, Fortive had revenues of approximately $6.1 billion. Below is a summary of Fortive's sales and operating profit ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$1,543.1	$1,553.7	$3,006.2	$3,056.2
Operating profit	324.4	351.4	593.4	658.8
As a result of planning for the Separation, the Company incurred $17 million and $26 million in separation-related costs during the three and six month periods ended July 1, 2016, respectively, which were recorded in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal and information system functions.
In connection with the Separation, Danaher and Fortive entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a DBS license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Fortive’s separation from Danaher and will govern certain relationships between Danaher and Fortive after the Separation.
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
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the consolidated condensed financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to a discontinued operation based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.

The key components of income from discontinued operations for the three and six month periods ended July 3, 2015 were as follows ($ in millions):

	Three Month Period Ended July 3, 2015	Six Month Period Ended July 3, 2015
Sales	$166.9	$345.5
Cost of sales	(50.7)	(97.5)
Selling, general, and administrative expenses	(79.2)	(152.2)
Research and development expenses	(40.3)	(80.0)
Interest expense	(0.7)	(1.6)
(Loss) earnings from discontinued operations before income taxes	(4.0)	14.2
Income taxes	(15.8)	(22.2)
Loss from discontinued operations, net of income taxes	$(19.8)	$(8.0)

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2015	$25,070.3
Attributable to 2016 acquisitions	74.2
Foreign currency translation and other	233.8
Balance, July 1, 2016	$25,378.3
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	July 1, 2016	December 31, 2015
Test & Measurement	$1,950.9	$1,943.7
Environmental	1,970.9	1,909.1
Life Sciences & Diagnostics	15,900.6	15,730.4
Dental	3,301.4	3,236.1
Industrial Technologies	2,254.5	2,251.0
Total goodwill	$25,378.3	$25,070.3
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 1, 2016:
Assets:
Available-for-sale securities	$92.4	$—	$—	$92.4
Liabilities:
Deferred compensation plans	—	76.3	—	76.3
December 31, 2015:
Assets:
Available-for-sale securities	$342.3	$—	$—	$342.3
Liabilities:
Deferred compensation plans	—	77.4	—	77.4
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company's financial instruments were as follows ($ in millions):

	July 1, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$92.4	$92.4	$342.3	$342.3
Liabilities:
Notes payable and current portion of long-term debt	2,644.5	2,823.2	845.2	845.2
Long-term debt	12,007.7	12,695.5	12,025.2	12,471.4
As of July 1, 2016 and December 31, 2015, available-for-sale securities and short and long-term borrowings were categorized as Level 1.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”)) is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value are attributable to changes in the price of the Company’s common stock due to the LYONs' conversion features. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 6. FINANCING
As of July 1, 2016, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	July 1, 2016	December 31, 2015
Euro-denominated commercial paper (€2.4 billion and €2.8 billion, respectively)	$2,639.2	$3,096.9
U.S. dollar-denominated commercial paper	—	920.0
2.3% senior unsecured notes due 2016	—	500.0
4.0% senior unsecured bonds due 2016 (CHF 120.0 million aggregate principal amount)	126.2	122.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount)	558.3	544.8
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount)	102.5	99.7
1.65% senior unsecured notes due 2018	497.6	497.1
5.625% senior unsecured notes due 2018	500.0	500.0
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount)	667.3	651.0
5.4% senior unsecured notes due 2019	750.0	750.0
2.4% senior unsecured notes due 2020	496.4	495.9
5.0% senior unsecured notes due 2020	406.7	410.7
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	72.4	72.6
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount)	291.2	—
3.9% senior unsecured notes due 2021	600.0	600.0
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount)	888.3	866.8
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount)	557.0	541.6
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount)	888.9	867.9
3.35% senior unsecured notes due 2025	495.6	495.3
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount)	113.8	110.7
4.375% senior unsecured notes due 2045	499.3	499.3
Other	130.0	227.5
Subtotal	11,280.7	12,870.4
Fortive debt:
U.S. dollar-denominated commercial paper	392.9	—
Variable interest rate term loan facility	500.0	—
1.8% senior unsecured notes due 2019	297.9	—
2.35% senior unsecured notes due 2021	744.3	—
3.15% senior unsecured notes due 2026	889.7	—
4.3% senior unsecured notes due 2046	546.7	—
Total Fortive debt	3,371.5	—
Total debt	14,652.2	12,870.4
Less: currently payable	2,644.5	845.2
Long-term debt	$12,007.7	$12,025.2
For additional details regarding the Company’s debt financing as of December 31, 2015, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Credit support for the commercial paper programs is provided by the Company's $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes. The Company's $1.0 billion 364-day unsecured revolving credit facility with a syndicate of banks (the

“364-Day Facility”) expired in accordance with its terms on July 8, 2016. There were no amounts outstanding under the 364-Day Facility at any time during the term of the facility. Since the 364-Day Facility provided a portion of the liquidity support for the Company's commercial paper programs, upon such expiration the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased by the same amount. As of July 1, 2016, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs (including the Fortive commercial paper program) had a weighted average annual interest rate of 0.1% and a weighted average remaining maturity of approximately 54 days.
The Company classified its borrowings outstanding under the commercial paper programs as of July 1, 2016 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility and the Fortive senior unsecured revolving credit facility referenced below, to refinance these borrowings for at least one year from the balance sheet date.
As of July 1, 2016, no borrowings were outstanding under either the Credit Facility or the 364-Day Facility, and the Company was in compliance with all covenants under each facility. In addition to the Credit Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
Debt discounts and debt issuance costs totaled $35 million (including $21 million related to the Fortive debt) and $9 million as of July 1, 2016 and December 31, 2015, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
2016 Long-Term Debt Issuances
Long-Term Indebtedness Related to Danaher
On February 28, 2016, DH Japan Finance S.A., a wholly-owned finance subsidiary of the Company, completed the private placement of ¥30.0 billion aggregate principal amount of 0.352% senior unsecured notes due March 16, 2021 (the “2021 Yen Notes”). The 2021 Yen Notes were issued at 100% of their principal amount.
The 2021 Yen Notes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after offering expenses, of approximately ¥29.9 billion (approximately $262 million based on currency exchange rates as of the date of issuance) and used the net proceeds from the offering to repay a portion of the commercial paper borrowings incurred in connection with the 2015 acquisition of Pall. Interest on the 2021 Yen Notes is payable semi-annually in arrears on March 16 and September 16 of each year, commencing on September 16, 2016.
Long-Term Indebtedness Related to the Fortive Separation
In June 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation. Fortive financed these cash payments through issuance of approximately $3.4 billion of debt, consisting of $500 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates (the “Term Loan Facility”), $393 million of commercial paper borrowings supported by a five-year, $1.5 billion senior unsecured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility the “Fortive Credit Facilities”), $300 million aggregate principal amount of 1.8% senior unsecured notes due 2019, $750 million aggregate principal amount of 2.35% senior unsecured notes due 2021, $900 million aggregate principal amount of 3.15% senior unsecured notes due 2026 and $550 million aggregate principal amount of 4.3% senior unsecured notes due 2046 (collectively, the “Fortive Debt”). Danaher initially guaranteed the Fortive Debt, and the guarantee terminated effective as of the Distribution Date. As of July 1, 2016, Fortive was a wholly-owned, consolidated subsidiary of the Company, and as a result, the Company’s Consolidated Condensed Balance Sheet as of July 1, 2016 includes the Fortive Debt. The transfer of the liabilities associated with the Fortive Debt, as well as all other assets and liabilities transferred to Fortive, will be reflected in the Company's financial statements in the third quarter of 2016. As of July 1, 2016, the Company was in compliance with all covenants under the Fortive Credit Facilities.
Danaher used a portion of the proceeds from the cash distribution it received from Fortive to repay the Company’s $500 million aggregate principal amount of 2.3% senior unsecured notes due in June 2016 and intends to use a portion of the cash distribution proceeds to redeem as of August 15, 2016 all of the Company's $500 million aggregate principal amount of 5.625% senior unsecured notes due 2018, $750 million aggregate principal amount of 5.4% senior unsecured notes due 2019 and $600 million aggregate principal amount of 3.9% senior unsecured notes due 2021 (collectively the “Notes”) in each case at a redemption price equal to the outstanding principal amount of such redeemed series of Notes and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. As a result, the Notes have been included in notes payable and current portion of long-term debt in the accompanying Consolidated Condensed Balance Sheet. Danaher currently expects to incur an expense of approximately $190 million in the third quarter of 2016 due to the make-whole payments required in connection with the early extinguishment of the Notes. This amount may change based on changes in interest rates near the redemption date. The Company also intends to use a portion of the cash proceeds it received from Fortive to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
LYONs Redemption and Conversion Ratio
During the six month period ended July 1, 2016, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 36 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of approximately $0.5 million was transferred to additional paid-in capital as a result of the conversions.
Pursuant to the terms of the indenture that governs the Company’s LYONs, effective as of the record date of the distribution of the Fortive shares, the conversion ratio of the LYONs was adjusted so that each $1,000 of principal amount at maturity may be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
U.S. Pension Benefits:
Service cost	$2.3	$1.5	$4.6	$3.0
Interest cost	22.7	24.5	45.4	48.6
Expected return on plan assets	(33.3)	(33.4)	(66.6)	(66.2)
Amortization of actuarial loss	6.0	6.5	12.0	13.0
Curtailment gain recognized	—	—	(0.7)	—
Net periodic pension cost	$(2.3)	$(0.9)	$(5.3)	$(1.6)

Non-U.S. Pension Benefits:
Service cost	$10.0	$11.1	$19.6	$22.4
Interest cost	10.7	8.6	21.2	17.2
Expected return on plan assets	(12.6)	(9.5)	(25.0)	(19.0)
Amortization of actuarial loss	3.3	4.1	6.6	8.5
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)
Settlement loss (gain) recognized	0.1	(0.1)	0.1	(0.5)
Net periodic pension cost	$11.4	$14.2	$22.3	$28.5
The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	1.4	2.0	2.8	4.0
Amortization of actuarial loss	0.1	0.7	0.2	1.4
Amortization of prior service credit	(0.8)	(0.8)	(1.6)	(1.6)
Net periodic benefit cost	$0.9	$2.2	$1.8	$4.4
Net periodic pension and benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. and non-U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and non-U.S. pension and other postretirement benefit obligations and it is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For 2016, the change in estimate is expected to reduce U.S. and non-U.S. pension and other postretirement net periodic benefit plan cost by approximately $25 million when compared to the prior estimate.
As a result of the Separation, certain non-U.S. plans were assumed by Fortive. These plans had a funded status representing a net obligation of $130 million as of December 31, 2015 which included obligations of $327 million and related plan assets of $197 million.
Employer Contributions
During 2016, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans (excluding contribution requirements with respect to the businesses assumed by Fortive in the Separation) are expected to be approximately $40 million and $35 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and six month periods ended July 1, 2016 was 32.2% and 29.7%, respectively, as compared to 21.2% and 22.1% for the three and six month periods ended July 3, 2015, respectively.
The Company's effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the gain on the sale of marketable equity securities during the first quarter of 2016 resulted in a 1.0% increase in the reported tax rate on a year-over-year basis for the six month period ended July 1, 2016. The Company also incurred $99 million of income tax expense related to repatriation of earnings and legal entity realignments associated with the Separation and other discrete items during both the three and six month periods ended July 1, 2016, which will continue to be reported in the Company’s continuing operations after the Separation. In addition, the Company recorded $20 million and $17 million in discrete Separation and other tax benefits in the three and six month periods ended July 1, 2016, respectively, that will be reported as discontinued operations in future periods. These matters increased the reported tax rate 8.2% and 4.1% for the three and six month periods, respectively. The effective tax rate for the three and six month periods ended July 3, 2015 also included tax effects of certain other discrete items specific to the periods, none of which are significant individually or in the aggregate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.3 billion including interest through July 1, 2016 (approximately $197 million based on the exchange rate as of July 1, 2016), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 776 million including interest through July 1, 2016 (approximately $116 million based on the exchange rate as of July 1, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and six month periods ended July 1, 2016. On July 16, 2013, the Company's Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. As of July 1, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program.

For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K. As of July 1, 2016, approximately 19 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan.
The following information about the Company's stock-based compensation programs includes amounts for both the Company's and Fortive's employees. In connection with the Separation and in accordance with the Employee Matters Agreement Danaher and Fortive have entered into, the Company has made certain adjustments to the exercise price and the number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Stock-based compensation awards have been converted into awards of the company that employs the employee post-separation, and Fortive has assumed the awards that were converted into Fortive awards. The adjustments to the Company's stock-based compensation awards will not result in additional compensation expense. Stock-based compensation disclosures reflecting the Separation will be included in the Company's third-quarter 2016 financial reporting.
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model (“Black-Scholes”) to value options granted during the six month period ended July 1, 2016:

Risk-free interest rate	1.3% - 1.6%
Weighted average volatility	24.6%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s continuing operations stock-based compensation expense ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$31.2	$18.0	$58.2	$36.8
Income tax benefit	(9.6)	(6.3)	(17.6)	(12.0)
RSU/PSU expense, net of income taxes	21.6	11.7	40.6	24.8
Stock options:
Pretax compensation expense	15.0	10.2	29.1	21.7
Income tax benefit	(4.8)	(3.5)	(9.3)	(7.0)
Stock option expense, net of income taxes	10.2	6.7	19.8	14.7
Total stock-based compensation:
Pretax compensation expense	46.2	28.2	87.3	58.5
Income tax benefit	(14.4)	(9.8)	(26.9)	(19.0)
Total stock-based compensation expense, net of income taxes	$31.8	$18.4	$60.4	$39.5
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 1, 2016, $206 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of July 1, 2016, $172 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	20.1	$57.84
Granted	3.9	87.71
Exercised	(3.2)	44.05
Cancelled/forfeited	(0.9)	70.37
Outstanding as of July 1, 2016	19.9	$65.27	7	$735.7
Vested and expected to vest as of July 1, 2016 (a)	19.1	$64.53	7	$722.1
Vested as of July 1, 2016	8.4	$45.69	4	$473.7

(a)	The “Expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2016. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the six month periods ended July 1, 2016 and July 3, 2015 was $157 million and $81 million, respectively. Exercise of options during the first six months of 2016 and 2015 resulted in cash receipts of $128 million and $52 million, respectively. The Company realized a tax benefit of $32 million and $50 million in the three and six month periods ended July 1, 2016, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	4.9	$73.31
Granted	1.3	85.68
Vested	(0.9)	64.65
Forfeited	(0.5)	70.02
Unvested as of July 1, 2016	4.8	78.32
The Company realized a tax benefit of $2 million and $24 million in the three and six month periods ended July 1, 2016, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statement of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first six months of 2016, 327 thousand shares with an aggregate value of $29 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. OTHER INCOME
During the six month period ended July 1, 2016, the Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).

NOTE 11. CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K.
In connection with the Separation and in accordance with the separation and distribution and related agreements Danaher and Fortive entered into, the Company agreed to indemnify Fortive and its affiliates against certain damages and expenses that might occur in the future. These indemnification obligations cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters. The fair value of these indemnification obligations as of July 1, 2016 was not material.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2015	$135.1
Accruals for warranties issued during the period	57.4
Settlements made	(59.8)
Additions due to acquisitions	0.1
Effect of foreign currency translation	1.5
Balance, July 1, 2016	$134.3

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and six month periods ended July 1, 2016 there were no anti-dilutive options to purchase shares excluded from the diluted EPS from continuing operations calculation. However, for the three and six month periods ended July 3, 2015, approximately 1 million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per share from continuing operations of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Month Period Ended July 1, 2016:
Basic EPS	$656.7	690.9	$0.95
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	5.7
Incremental shares from assumed conversion of the convertible debentures	—	2.3
Diluted EPS	$657.2	698.9	$0.94

For the Three Month Period Ended July 3, 2015:
Basic EPS	$715.5	709.5	$1.01
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.5
Incremental shares from assumed conversion of the convertible debentures	—	2.6
Diluted EPS	$716.1	719.6	$0.99

For the Six Month Period Ended July 1, 2016:
Basic EPS	$1,415.1	689.8	$2.05
Adjustment for interest on convertible debentures	0.9	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	5.9
Incremental shares from assumed conversion of the convertible debentures	—	2.3
Diluted EPS	$1,416.0	698.0	$2.03

For the Six Month Period Ended July 3, 2015:
Basic EPS	$1,273.5	708.4	$1.80
Adjustment for interest on convertible debentures	1.2	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.9
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$1,274.7	719.2	$1.77

NOTE 13. SEGMENT INFORMATION
The Company has operated and reported its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. There was no material change in total assets or liabilities by segment from December 31, 2015 to July 1, 2016.
As a result of the Separation, beginning in the third quarter of 2016, the Company will report four segments as part of continuing operations: Life Sciences; Diagnostics; Dental; and Environmental & Applied Solutions.
Segment results are shown below ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales:
Test & Measurement	$650.2	$675.5	$1,290.5	$1,354.4
Environmental	958.2	892.3	1,814.0	1,715.5
Life Sciences & Diagnostics	2,602.9	1,840.3	5,014.8	3,536.0
Dental	714.6	687.6	1,370.5	1,350.0
Industrial Technologies	859.1	864.5	1,682.4	1,699.0
Total	$5,785.0	$4,960.2	$11,172.2	$9,654.9

Operating Profit:
Test & Measurement	$144.5	$163.9	$278.3	$315.5
Environmental	202.3	201.1	350.0	361.7
Life Sciences & Diagnostics	427.4	285.9	787.2	501.4
Dental	109.2	97.3	204.3	157.4
Industrial Technologies	217.0	221.4	417.1	426.6
Other	(65.9)	(35.2)	(120.3)	(73.1)
Total	$1,034.5	$934.4	$1,916.6	$1,689.5

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2015 and Notes thereto, included in the Company’s 2015 Annual Report on Form 10-K, and the Company's Consolidated Condensed Financial Statements and related Notes as of and for the three and six month periods ended July 1, 2016 included in this Report.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “will,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including our recent acquisition of Pall, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

•	We could incur significant liability if the distribution of Fortive common stock to our stockholders is determined to be a taxable transaction.

•	Potential indemnification liabilities to Fortive pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

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

•
The results of the United Kingdom’s (“UK”) European Union (“EU”) membership referendum, advising for the exit of the UK from the EU, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.

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
See Part I—Item 1A of the Company’s 2015 Annual Report on Form 10-K and Part II—Item 1A of this report for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. We do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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

Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, sales from existing businesses increased 2.0% during the second quarter of 2016 as compared to the comparable period of 2015. The Company's continued investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the second quarter of 2016 were led by the high-growth markets. Sales growth rates from existing businesses in high-growth markets grew at a mid-single digit rate during the second quarter of 2016 as compared to the comparable period of 2015 led by strength in China and India, with sequential improvement in Latin America and Russia partly due to easier prior year-over-year comparisons. High-growth markets represented approximately 27% of the Company's total sales in the second quarter of 2016. Sales from existing businesses in developed markets grew slightly during the second quarter of 2016 with low-single digit growth in Western Europe largely offset by weakness in North America and Japan. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.
Danaher Separation
On July 2, 2016, Danaher completed the Separation of its Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and the retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution. Fractional shares of Fortive common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders. Beginning in the third quarter of 2016, Fortive’s financial results will be reflected in Danaher’s historical consolidated financial statements as a discontinued operation.
During the second quarter of 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation. Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes due in June 2016, and intends to use the balance of the proceeds received to redeem outstanding debt and pay certain of the Company’s regular, quarterly cash dividends to shareholders.
As a result of planning for the Separation, the Company incurred $17 million and $26 million in separation-related costs during the three and six month periods ended July 1, 2016, respectively, which were recorded in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, tax, legal and information system functions. Subsequent to July 1, 2016, Danaher anticipates it will incur additional separation-related transaction costs of approximately $25 million primarily related to investment banking and other advisory fees payable upon Separation.
Acquisitions
During the first six months of 2016, the Company acquired six businesses for total consideration of $105 million in cash, net of cash acquired. The businesses acquired complement existing units of the Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The aggregate annual sales of these six businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million.
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
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the separation and merger were completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales by approximately 0.5% and 1.5% for the three and six month periods ended July 1, 2016, respectively, as compared to exchange rate levels during the comparable periods of 2015 primarily due to the strength of the U.S. dollar against most major currencies in 2016. If the currency exchange rates in effect as of July 1, 2016 were to prevail throughout the remainder of 2016, currency exchange rates would reduce the Company’s estimated full-year 2016 sales by approximately 0.5% on a year-over-year basis. Additional strengthening of the U.S. dollar against other major currencies in 2016 would adversely impact the Company's sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales from continuing operations for the three month period ended July 1, 2016 increased 16.5% compared to the three month period ended July 3, 2015. Sales from existing businesses contributed 2.0% growth, and sales from acquired businesses contributed 15.0% growth on a year-over-year basis. Currency translation decreased reported sales by 0.5% on a year-over-year basis.
Consolidated sales from continuing operations for the six month period ended July 1, 2016 increased 15.5% compared to the three month period ended July 3, 2015. Sales from existing businesses contributed 1.5% growth, and sales from acquired businesses contributed 15.5% growth on a year-over-year basis. Currency translation decreased reported sales by 1.5% on a year-over-year basis.
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
Operating profit margins were 17.9% for the three month period ended July 1, 2016 as compared to 18.8% in the comparable period of 2015. The year-over-year operating profit margin comparison was unfavorably impacted by:

•
Incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 30 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 30 basis points

•	Charges associated with the 2016 Separation - 30 basis points

Operating profit margins were 17.2% for the six month period ended July 1, 2016 as compared to 17.5% in the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 10 basis points

•	Acquisition-related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 20 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 35 basis points

•	Charges associated with the 2016 Separation - 25 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Month Period Ended		Six Month Period Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Test & Measurement	$650.2	$675.5	$1,290.5	$1,354.4
Environmental	958.2	892.3	1,814.0	1,715.5
Life Sciences & Diagnostics	2,602.9	1,840.3	5,014.8	3,536.0
Dental	714.6	687.6	1,370.5	1,350.0
Industrial Technologies	859.1	864.5	1,682.4	1,699.0
Total	$5,785.0	$4,960.2	$11,172.2	$9,654.9

TEST & MEASUREMENT
The Company’s Test & Measurement segment offers essential products and services used to create actionable intelligence by measuring and monitoring a wide range of physical parameters in industrial applications, including electrical current, radio frequency signals, distance, pressure and temperature. These products include a variety of compact professional test tools, thermal imaging and calibration equipment for electrical, industrial, electronic and calibration applications. These products and associated software solutions measure voltage, current, resistance, power quality, frequency, pressure, temperature and air quality, among other parameters. The Company also sells services and products that help developers and engineers convert concepts into finished products. These test, measurement and monitoring products are used in the design, manufacturing and development of electronics, industrial, video and other advanced technologies. Also included in the Test & Measurement segment are the professional tools and wheel service equipment businesses. As a result of the July 2015 split-off of the Company’s communications business, which was previously reported as part of the Test & Measurement segment, all prior year results of the segment have been adjusted to exclude the results of this discontinued operation. Refer to Note 3 to the Consolidated Condensed Financial Statements for additional information related to the disposition of the communications business. Effective as of July 2, 2016, the Company’s Test & Measurement segment was contributed to Fortive in connection with the Separation and will be reported as a discontinued operation beginning in the third quarter of 2016.

Test & Measurement Selected Financial Data

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$650.2	$675.5	$1,290.5	$1,354.4
Operating profit	144.5	163.9	278.3	315.5
Depreciation	6.5	6.6	13.1	12.7
Amortization	13.7	13.8	27.2	27.6
Operating profit as a % of sales	22.2%	24.3%	21.6%	23.3%
Depreciation as a % of sales	1.0%	1.0%	1.0%	0.9%
Amortization as a % of sales	2.1%	2.0%	2.1%	2.0%

Components of Sales Growth

	% Change Three Month Period Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Month Period Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	(4.0)%	(4.5)%
Acquisitions	1.0%	1.0%
Currency exchange rates	(0.5)%	(1.0)%
Total	(3.5)%	(4.5)%
Year-over-year price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six month periods ended July 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's instruments businesses declined at a mid-single digit rate during both the three and six month periods ended July 1, 2016 as compared to the comparable periods of 2015, due to declines in most major geographies and across most major product lines. These declines were partially offset by growth in China for both the three and six month periods and growth in Western Europe during the three month period ended July 1, 2016.
Sales from existing businesses in the segment's mobile tool and wheel service equipment businesses grew at a low-single digit rate and at a mid-single digit rate during the three and six month periods ended July 1, 2016, respectively, as compared to the comparable periods of 2015, due to the continued growth in the number of mobile tool franchisees as well as higher demand for powered and diagnostic tools and continued demand for tool storage solutions, primarily in the United States. This growth was partially offset by declines in wheel service equipment sales in each period.
Operating profit margins decreased 210 basis points during the three month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2016 unit sales from existing businesses, the effect of a stronger U.S. dollar in 2016 and incremental year-over-year costs associated with various product development, sales and marketing growth investments, net of improved year-over-year pricing, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 195 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 15 basis points
Operating profit margins decreased 170 basis points during the six month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2016 unit sales, the effect of a stronger U.S. dollar in 2016 and incremental year-over-year costs associated with various product development, sales and marketing growth investments, net of improved year-over-year pricing, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 160 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points

ENVIRONMENTAL
The Company’s Environmental segment products and services help protect the global water supply, facilitate environmental stewardship, enhance the safety of personal data and improve business efficiencies. The Company’s water quality business provides instrumentation and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground and ocean water in residential, commercial, industrial and natural resource applications. The Company’s retail/commercial petroleum business is a leading worldwide provider of solutions and services focused on fuel dispensing, remote fuel management, point-of-sale and payment systems, environmental compliance, vehicle tracking and fleet management. Effective as of July 2, 2016, the Company’s retail/commercial petroleum business was contributed to Fortive in connection with the Separation and will be reported as a discontinued operation beginning in the third quarter of 2016.
Environmental Selected Financial Data

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$958.2	$892.3	$1,814.0	$1,715.5
Operating profit	202.3	201.1	350.0	361.7
Depreciation	13.9	14.1	27.2	26.9
Amortization	10.6	9.1	20.5	18.1
Operating profit as a % of sales	21.1%	22.5%	19.3%	21.1%
Depreciation as a % of sales	1.5%	1.6%	1.5%	1.6%
Amortization as a % of sales	1.1%	1.0%	1.1%	1.1%
Components of Sales Growth

	% Change Three Month Period Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Month Period Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	6.0%	5.0%
Acquisitions	3.0%	2.5%
Currency exchange rates	(1.5)%	(2.0)%
Total	7.5%	5.5%
Year-over-year price increases in the segment contributed 0.5% and 1.0% to sales growth on a year-over-year basis during the three and six month periods ended July 1, 2016, respectively, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment's water quality business grew at a low-single digit rate during both the three and six month periods ended July 1, 2016 as compared to the comparable periods of 2015. Sales growth in the analytical instrumentation product line in both periods was led by strong year-over-year sales of instruments and related consumables and services in Western Europe, China and Latin America partially offset by lower demand in Eastern Europe due to higher-than-typical revenue levels in the first half of 2015 and delayed project activity. Increased year-over-year demand in North America during the first quarter of 2016 also contributed to sales growth during the six month period. Year-over-year sales growth for the three and six month periods in the business' chemical treatment solutions product line was due primarily to an expansion of the customer base in the United States partially offset by lower demand in industrial and commodity orientated markets in the Americas. Sales in the business' ultraviolet water disinfection product line continued to grow on a year-over-year basis due primarily to higher demand in the municipal end-markets in the United States, Western Europe and Australia. Year-over-year sales growth from existing businesses in the water quality business for the first six months of 2016 was also unfavorably impacted by one less day in the Company's first quarter of 2016 as compared to the comparable 2015 period.
Sales from existing businesses in the segment's retail/commercial petroleum equipment business grew at a high-single digit rate during both the three and six month periods ended July 1, 2016, as compared to the comparable periods of 2015 as demand for the business' dispenser systems, environmental compliance products and point-of-sale systems continued to be strong in North America, and to a lesser extent in Asia, partially offset by lower year-over-year demand in Western Europe and Latin America. Customers, predominantly in the United States, continue to upgrade dispenser and point-of-sale systems to comply with deadlines for enhanced security requirements based on the Europay, MasterCard and Visa (“EMV”) global standard.

Operating profit margins declined 140 basis points during the three month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 105 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 35 basis points
Operating profit margins declined 180 basis points during the six month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 125 basis points

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
Life Sciences & Diagnostics Selected Financial Data

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$2,602.9	$1,840.3	$5,014.8	$3,536.0
Operating profit	427.4	285.9	787.2	501.4
Depreciation	112.0	92.1	219.5	182.0
Amortization	109.7	47.4	215.2	93.9
Operating profit as a % of sales	16.4%	15.5%	15.7%	14.2%
Depreciation as a % of sales	4.3%	5.0%	4.4%	5.1%
Amortization as a % of sales	4.2%	2.6%	4.3%	2.7%
Components of Sales Growth

	% Change Three Month Period Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Month Period Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	2.5%	2.5%
Acquisitions	39.5%	40.5%
Currency exchange rates	(0.5)%	(1.0)%
Total	41.5%	42.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the six month period ended July 1, 2016 but did not have a significant impact on the three month period ended July 1, 2016 and are reflected as a component of the change in sales from existing businesses.

Sales from existing businesses in the segment's diagnostics business grew at a low-single digit rate during both the three and six month periods ended July 1, 2016 as compared to the comparable periods of 2015. Demand in the clinical business increased on a year-over-year basis led by growth in the installed base of instruments in Asia partially offset by declines in North America. Consumables sales in Europe and China drove the majority of the year-over-year sales growth in the acute care diagnostic business in the three and six month periods partially offset by softness in demand in Latin America and the Middle East. Sales in the pathology diagnostics business grew due to increased demand mainly in the high-growth markets for both advanced staining and core histology product lines. Year-over-year sales growth for the segment's diagnostic consumables business for the first six months of 2016 was also unfavorably impacted by one less day in the Company's first quarter of 2016 as compared to the comparable 2015 period.
Sales from existing businesses in the segment's life sciences business grew at a mid-single digit rate during the three month period ended July 1, 2016 and a low-single digit rate for the six month period ended July 1, 2016 as compared to the comparable periods of 2015. Sales of the business' broad range of mass spectrometers continued to grow on a year-over-year basis led by sales growth in China, India and Western Europe in the pharmaceutical, food and environmental end-markets offset by declines in North America. Sales of microscopy products, particularly stereo and medical products, declined slightly on a year-over-year basis during the three month period ended July 1, 2016 and increased slightly during the six month period as growth in China in both periods was primarily offset by declines in Japan and the Middle East. Demand for the business' flow cytometry products was strong in both the three and six month periods ended July 1, 2016 as compared to the comparable periods in 2015, while demand for the business' life sciences automation and centrifugation instruments was strong in the six month period ended July 1, 2016 as compared to the comparable period in 2015, particularly in North America, China, and Western Europe.
The 2015 acquisition of Pall provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. During the three and six month periods ended July 1, 2016, Pall's revenues grew on a year-over-year basis compared to the business' 2015 results as a stand-alone company, with continued growth in the life sciences business due to demand for biopharmaceutical solutions, partially offset by soft demand in the industrial business as a result of overall market weakness and exiting of lower margin product lines. As Pall is integrated into the Company over the next several years, the Company expects to realize approximately $300 million in annual cost savings as compared to Pall’s annual expense level prior to acquisition, through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Operating profit margins increased 90 basis points during the three month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes and the incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 80 basis points

•	The incremental net accretive effect in 2016 of acquired businesses - 10 basis points
Operating profit margins increased 150 basis points during the six month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar - 140 basis points

•	The incremental net accretive effect in 2016 of acquired businesses - 10 basis points
Depreciation and amortization increased during both the three and six month periods ended July 1, 2016 as compared to the comparable periods of 2015 due primarily to the impact of recently acquired businesses, particularly Pall.

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

Dental Selected Financial Data

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$714.6	$687.6	$1,370.5	$1,350.0
Operating profit	109.2	97.3	204.3	157.4
Depreciation	10.9	12.3	21.8	25.0
Amortization	21.3	19.4	42.8	41.5
Operating profit as a % of sales	15.3%	14.2%	14.9%	11.7%
Depreciation as a % of sales	1.5%	1.8%	1.6%	1.9%
Amortization as a % of sales	3.0%	2.8%	3.1%	3.1%
Components of Sales Growth

	% Change Three Month Period Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Month Period Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	4.0%	2.5%
Acquisitions	0.5%	—%
Currency exchange rates	(0.5)%	(1.0)%
Total	4.0%	1.5%
Year-over-year price increases in the segment contributed 0.5% and 1.0% to sales growth on a year-over-year basis during the three and six month periods ended July 1, 2016, respectively, and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses grew on a year-over-year basis for both the three and six month periods ended July 1, 2016. Geographically, year-over-year sales growth was strong in both periods in the United States, China and other high-growth markets, with improved demand in Western Europe and Japan during the three month period ended July 1, 2016. Continued increased demand for implant systems, particularly in Western Europe during the three month period and in North America during the six month period, and strong year-over-year demand for orthodontic products in all major markets drove growth during both periods. Dental equipment sales grew during the three months ended July 1, 2016, primarily in North America and due partly to an easier year-over-year comparison, offsetting softness in demand for dental equipment during the first quarter of 2016. Year-over-year sales growth in the segment's consumables businesses for the first six months of 2016 was also unfavorably impacted by one less day in the Company's first quarter of 2016 as compared to the comparable 2015 period.
Operating profit margins increased 110 basis points during the three month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 125 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 15 basis points
Operating profit margins increased 320 basis points during the six month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-

year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 185 basis points

•	Acquisition-related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 150 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 15 basis points

INDUSTRIAL TECHNOLOGIES
The Company’s Industrial Technologies segment solutions help protect the world’s food supply, improve packaging design and quality, verify pharmaceutical dosages and authenticity and power innovative machines. The Company’s product identification businesses develop and manufacture equipment, consumables and software for various printing, marking, coding, packaging, design and color management applications on consumer and industrial products. The Company’s automation business provides electromechanical and electronic motion control products and mechanical components for the automation market. In addition to the product identification and automation strategic lines of business, the segment also includes the Company’s sensors & controls, energetic materials and engine retarder businesses. Effective as of July 2, 2016, the Company’s Industrial Technologies segment (other than the product identification businesses) was contributed to Fortive in connection with the Separation and will be reported as a discontinued operation beginning in the third quarter of 2016.
Industrial Technologies Selected Financial Data

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$859.1	$864.5	$1,682.4	$1,699.0
Operating profit	217.0	221.4	417.1	426.6
Depreciation	10.7	10.9	21.0	22.3
Amortization	9.5	9.3	18.7	18.4
Operating profit as a % of sales	25.3%	25.6%	24.8%	25.1%
Depreciation as a % of sales	1.2%	1.3%	1.2%	1.3%
Amortization as a % of sales	1.1%	1.1%	1.1%	1.1%
Components of Sales Growth

	% Change Three Month Period Ended July 1, 2016 vs. Comparable 2015 Period	% Change Six Month Period Ended July 1, 2016 vs. Comparable 2015 Period
Existing businesses	(1.0)%	(1.0)%
Acquisitions	1.0%	1.0%
Currency exchange rates	(0.5)%	(1.0)%
Total	(0.5)%	(1.0)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six month periods ended July 1, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s product identification businesses grew at a low-single digit rate during both the three and six month periods ended July 1, 2016 as compared to the comparable periods of 2015 due to continued increased year-over-year demand for marking and coding equipment and related consumables in most major geographies, primarily in North America, Western Europe and Latin America. This growth was partly offset by softer year-over-year demand for the business' packaging and color solutions in North America and high-growth markets in both periods.
Sales from existing businesses in the segment’s automation business declined at a low-single digit rate and at a mid-single digit rate during the three and six month periods ended July 1, 2016, respectively, as compared to the comparable periods of 2015. Continued growth in the North American defense-related end-market was more than offset by lower year-over-year demand in agricultural, construction and certain medical-related end-markets as well as in the North American distribution-related end-market in both the three and six month periods. This sales decline was partly offset by increased year-over-year demand for industrial automation products in the three month period ended July 1, 2016. Geographically, year-over-year demand was weak in all major geographies during the six month period ended July 1, 2016 but improved sequentially in Western Europe, China and Japan in the second quarter of 2016.
Sales from existing businesses in the segment’s other businesses collectively declined at a mid-single digit rate and at a low-single digit rate during the three and six month periods ended July 1, 2016, respectively, as compared to the comparable periods of 2015. Lower year-over-year demand in the segment's sensors & controls businesses, primarily in North America and Western Europe, and soft demand in the segment's engine retarder business during both the three and six month periods, was partially offset by year-over-year growth in the segment's energetic materials business during the first three months of 2016.
Operating profit margins declined 30 basis points during the three month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and improved year-over-year pricing, net of lower 2016 unit sales from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments - 5 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 35 basis points
Operating profit margins declined 30 basis points during the six month period ended July 1, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and improved year-over-year pricing, net of lower 2016 unit sales from existing businesses and incremental year-over-year costs associated with various product development, sales and marketing growth investments - 20 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 50 basis points

COST OF SALES AND GROSS PROFIT

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$5,785.0	$4,960.2	$11,172.2	$9,654.9
Cost of sales	(2,635.6)	(2,316.2)	(5,160.2)	(4,542.7)
Gross profit	$3,149.4	$2,644.0	$6,012.0	$5,112.2
Gross profit margin	54.4%	53.3%	53.8%	52.9%
The year-over-year increase in cost of sales during both the three and six month periods ended July 1, 2016 as compared to the comparable periods in 2015, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2015 and acquisition-related charges associated with fair value adjustments to acquired inventory recorded in the six month period ended July 3, 2015 in connection with the acquisition of Nobel Biocare.
The year-over-year increase in gross profit margins during both the three and six month periods ended July 1, 2016 as compared to the comparable periods in 2015, is due primarily to the favorable impact of higher year-over-year sales volumes, including sales from recently acquired businesses, incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2015 and the impact of acquisition-related charges associated with fair value adjustments to acquired inventory recorded in the six month period ended July 3, 2015 in connection with the acquisition of Nobel Biocare.

OPERATING EXPENSES

	Three Month Period Ended		Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$5,785.0	$4,960.2	$11,172.2	$9,654.9
Selling, general and administrative (“SG&A”) expenses	1,778.3	1,405.0	3,439.0	2,818.7
Research and development (“R&D”) expenses	336.6	304.6	656.4	604.0
SG&A as a % of sales	30.7%	28.3%	30.8%	29.2%
R&D as a % of sales	5.8%	6.1%	5.9%	6.3%
SG&A expenses as a percentage of sales increased 240 and 160 basis points for the three and six month periods ended July 1, 2016, respectively, as compared with the comparable periods of 2015 and were driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses. In addition, costs incurred in preparing for the Separation adversely impacted year-over-year comparisons by 30 and 25 basis points for the three and six month periods, respectively. These increases were partially offset by increased leverage of the Company's general and administrative cost base resulting from higher 2016 sales volumes and incremental year-over-year cost savings associated with the restructuring and continuing productivity improvements taken in 2015.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined 30 and 40 basis points for the three and six month periods ended July 1, 2016, respectively, as compared with the comparable periods of 2015, due primarily to lower R&D expenses as a percentage of sales in the businesses most recently acquired as well as year-over-year differences in the timing of investments in the Company's new product development initiatives.

OTHER INCOME
During the six month period ended July 1, 2016, the Company received $265 million of cash proceeds from the sale of marketable equity securities in the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 to the Consolidated Condensed Financial Statements.
Interest expense of $66 million and $128 million for the three and six month periods ended July 1, 2016, respectively, was $37 million and $70 million higher than the comparable periods of 2015, due primarily to the higher interest costs associated with the debt issued in connection with the 2015 acquisition of Pall and the Fortive Debt issued in June 2016. The Company expects annual interest expense to decrease by approximately $92 million as a result of the early redemptions of indebtedness during the remainder of 2016 using proceeds received as consideration for the Company's contribution of assets to Fortive in connection with the Separation.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and six month periods ended July 1, 2016 was 32.2% and 29.7%, respectively, as compared to 21.2% and 22.1% for the three and six month periods ended July 3, 2015, respectively.
The Company's effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the gain on the sale of marketable equity securities during the first quarter of 2016 resulted in a 1.0% increase in the reported tax rate on a year-over-year basis for the six month period ended July 1, 2016. The Company also incurred $99 million of income tax expense related to repatriation of earnings and legal entity realignments associated with the Separation and other discrete items during both the three and six month periods ended July 1, 2016, which will continue to be reported in the Company’s continuing operations after the Separation. In addition, the Company recorded $20 million and $17 million in discrete Separation and other tax benefits in the three and six month periods ended July 1, 2016, respectively, that will be reported as discontinued operations in future periods. These matters increased the reported tax rate

8.2% and 4.1% for the three and six month periods, respectively. The effective tax rate for the three and six month periods ended July 3, 2015 also included tax effects of certain other discrete items specific to the periods, none of which are significant individually or in the aggregate.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company's ability to obtain tax benefits from lower statutory tax rates outside the United States is dependent on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company's financial statements given the geographic dispersion of the Company's taxable income.
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
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company's subsidiaries. On December 10, 2013, the Company received assessments from SKAT totaling approximately DKK 1.3 billion including interest through July 1, 2016 (approximately $197 million based on the exchange rate as of July 1, 2016), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company's subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 776 million including interest through July 1, 2016 (approximately $116 million based on the exchange rate as of July 1, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company's financial statements, including its effective tax rate.
On April 4, 2016, the U.S. Department of the Treasury and the IRS released proposed regulations (REG-108060-15) under Section 385 (the “Proposed Regulations”) addressing whether certain related-party indebtedness would be treated as equity for U.S. federal income tax purposes.  The Company is currently evaluating the potential impact on its future effective tax rate if the Proposed Regulations are issued as final.
As a result of the completion of the Separation of Fortive in the third quarter of 2016, the Company expects its effective tax rate for the balance of 2016 to be approximately 22.0% based on its projected mix of earnings. The actual mix of earnings by jurisdiction could fluctuate from the Company's projection which would impact the Company's effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three month period ended July 1, 2016, comprehensive income decreased $270 million as compared to the comparable period of 2015, primarily due to a decrease in net earnings in the three month period as well as the impact of foreign currency translation adjustments due to the stronger U.S. dollar in 2016. In the six month period ended July 1, 2016, comprehensive income increased $668 million as compared to the comparable period of 2015, due to higher net earnings in the six month period and less impact from foreign currency translation adjustments than experienced in 2015, partially offset by the change in the unrealized gains on the available-for-sale securities. For the three and six month periods ended July 1, 2016, the Company recorded a foreign currency translation loss of $162 million and a gain of $39 million, respectively, as compared to a translation gain of $45 million and a translation loss of $635 million for the three and six month periods ended July 3, 2015, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six month periods ended July 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity (including the cash payment the Company received from Fortive in connection with the Separation) will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions, paying interest and servicing debt and managing its capital structure on a short and long-term basis.
Following is an overview of the Company’s cash flows and liquidity for the six month period ended July 1, 2016:
Overview of Cash Flows and Liquidity

	Six Month Period Ended
($ in millions)	July 1, 2016	July 3, 2015
Total operating cash flows provided by continuing operations	$2,054.6	$1,630.9

Cash paid for acquisitions	$(105.4)	$(592.8)
Payments for additions to property, plant and equipment	(334.9)	(253.2)
Payments for purchases of investments	—	(87.1)
Proceeds from sale of investments	264.8	—
All other investing activities	9.6	6.5
Total investing cash used in discontinued operations	—	(11.0)
Net cash used in investing activities	$(165.9)	$(937.6)

Proceeds from the issuance of common stock	$144.8	$131.5
Payment of dividends	(202.8)	(165.9)
Net repayments of borrowings (maturities of 90 days or less)	(1,178.0)	(259.9)
Proceeds from borrowings (maturities longer than 90 days)	3,240.9	—
Repayments of borrowings (maturities longer than 90 days)	(504.1)	(1.8)
All other financing activities	(26.7)	(3.3)
Net cash provided by (used in) financing activities	$1,474.1	$(299.4)

•
Operating cash flows from continuing operations increased $424 million, or approximately 26.0%, during the first six months of 2016 as compared to the first six months of 2015, due primarily to higher net earnings which also included higher noncash charges for depreciation, amortization and stock compensation partially offset by higher income tax payments.

•
In June 2016, Fortive received approximately $3.4 billion of cash proceeds from the issuance of debt (refer to Note 6 of the accompanying Consolidated Condensed Financial Statements), of which approximately $3.0 billion was distributed to the Company in consideration for the contribution to Fortive of the businesses comprising Fortive. The Company used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes due June 2016. The Company intends to use the balance of the proceeds received to redeem outstanding debt and pay certain of the Company's regular, quarterly cash dividends to shareholders.

•
The Company also used cash generated from operations to reduce net outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by approximately $1.2 billion during the six months ended July 1, 2016.

•	During the six month period ended July 1, 2016, the Company received $265 million of cash proceeds from the sale of marketable equity securities.

•	As of July 1, 2016, the Company held approximately $4.1 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $2.1 billion for the first six months of 2016, an increase of $424 million, or approximately 26.0%, as compared to the comparable period of 2015. The year-over-year change in operating cash flows from 2015 to 2016 was primarily attributable to the following factors:

•
2016 operating cash flows benefited from higher net earnings for the first six months of 2016 as compared to the comparable period in 2015 excluding the impact of the gain from the sale of marketable equity securities included in other nonoperating income in 2016. This nonoperating gain is reflected in the investing activities section of the accompanying Consolidated Condensed Statement of Cash Flows and, therefore, does not contribute to operating cash flows.

•
Net earnings from continuing operations for the first six months of 2016 reflected an increase of $158 million of depreciation and amortization expense as compared to the comparable period of 2015. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company's manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of recently acquired businesses, particularly Pall. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $228 million in operating cash flows during the first six months of 2016, compared to $176 million used in the comparable period of 2015. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $373 million of operating cash flows during the first six months of 2016, compared to $3 million provided in the comparable period of 2015. This source of operational cash flow resulted primarily from the timing of cash payments for income taxes incurred related to the Separation, predominately in the second quarter of 2016, and the sale of marketable equity securities in the first quarter of 2016, partially offset by the timing of various employee-related liabilities.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $166 million during the first six months of 2016 compared to $938 million of cash used in the first six months of 2015. For a discussion of the Company’s acquisitions during the first six months of 2016 refer to “—Overview” and for a discussion of the Company's sale of marketable equity securities refer to “—Results of Operations—Other Income”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $82 million on a year-over-year basis for the first six months of 2016 compared to 2015 due to increased investments in other operating assets, including operating assets at newly acquired businesses such as Pall, and to a lesser extent, increases in equipment leased to customers. For the full year 2016, the Company expects capital spending (excluding capital spending with respect to the businesses assumed by Fortive in the Separation) to be approximately $600 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock, excess tax benefits from stock-based compensation and payments of cash dividends to shareholders. Financing activities provided cash of approximately $1.5 billion during the first six months of 2016 compared to $299 million of cash used in the comparable period of 2015. The year-

over-year increase in cash provided by financing activities was due primarily to approximately $3.4 billion of net proceeds received from the issuance of the Fortive Debt in June 2016, partly offset by the repayment of the $500 million aggregate principal amount of 2.3% senior unsecured notes due in June 2016 and the net repayment of outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, of approximately $1.2 billion.
For a description of the Company’s outstanding debt as of July 1, 2016, the additional debt issued during the six month period ended July 1, 2016 (including the Fortive Debt) and the Company's commercial paper programs and related credit facilities, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements. As of July 1, 2016, the Company was in compliance with all of its debt covenants.
As of July 1, 2016, excluding amounts related to the Fortive Debt, Danaher had the ability to incur approximately an additional $2.4 billion of indebtedness in direct borrowings or under outstanding commercial paper facilities based on aggregate amounts available under the Credit Facility and 364-Day Facility, in each case which were not being used to backstop outstanding commercial paper balances. This borrowing capacity was reduced to $1.4 billion upon expiration of the 364-Day Facility on July 8, 2016.
The Company classified its borrowings outstanding under the commercial paper programs as of July 1, 2016 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility and the Fortive senior unsecured revolving credit facility referenced above, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
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
Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and six month periods ended July 1, 2016. On July 16, 2013, the Company's Board of Directors approved the Repurchase Program authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plan) and for other corporate purposes. As of July 1, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company's available cash balances or proceeds from the issuance of debt.
Dividends
Aggregate cash payments for dividends during the first six months of 2016 were $203 million. The Company increased its quarterly dividend rate in both 2016 and 2015 effective with respect to the dividend paid in the second quarter of 2016 and 2015, respectively. In the second quarter of 2016, the Company declared a regular quarterly dividend of $0.16 per share payable on July 29, 2016 to holders of record on June 3, 2016, reflecting a 18.5% increase in the per share amount of the Company's quarterly dividend compared to the second quarter of 2015.
For information regarding the Company’s dividend of the shares of common stock of Fortive, please refer to “—Overview.”
Cash and Cash Requirements
As of July 1, 2016, the Company held approximately $4.1 billion of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.01%. Of this amount, approximately $2.6 billion was held within the United States and approximately $1.5 billion was held outside the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs. With respect to the Company’s other cash requirements, the Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the Credit Facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of July 1, 2016, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2016, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans (excluding contribution requirements with respect to the businesses assumed by Fortive in the Separation) are expected to be approximately $40 million and $35 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
CONTRACTUAL OBLIGATIONS
Information related to Danaher’s contractual obligations as of December 31, 2015 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” in Part II—Item 7 of Danaher’s 2015 Annual Report. As of December 31, 2015, the Fortive businesses on a carve-out basis accounted for $7 million of the total $27 million of reported capital lease obligations, $151 million of the reported $777 million of operating lease obligations, $333 million of the reported $888 million of purchase obligations and $705 million of the reported approximately $6.3 billion of other long-term liabilities. These obligations transferred to Fortive on July 2, 2016 as a result of the Separation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes during the three month period ended July 1, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2015 Annual Report on Form 10-K. There were no material changes during the three month period ended July 1, 2016 to this information reported in the Company’s 2015 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the risks identified below, information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2015 Annual Report on Form 10-K. Other than as set forth below, there were no material changes during the quarter ended July 1, 2016 to the risk factors reported in the Company’s 2015 Annual Report on Form 10-K.
We could incur significant liability if the distribution of Fortive common stock to our stockholders is determined to be a taxable transaction.
We have received an opinion from outside tax counsel to the effect that the separation and distribution of Fortive qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from Fortive and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the Separation is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
Potential indemnification liabilities to Fortive pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.
We entered into a separation and distribution agreement and related agreements with Fortive to govern the Separation and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify Fortive under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Fortive has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Fortive will be sufficient to protect us against the full amount of the liabilities, or that Fortive will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our businesses, financial condition, results of operations and cash flows.
The results of the United Kingdom’s (“UK”) European Union (“EU”) membership referendum could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.
The results of the UK’s EU membership referendum, advising for the exit of the UK from the EU, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and six month periods ended July 1, 2016.  On July 16, 2013, the Company's Board of Directors approved a new repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company's common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company's management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company's equity compensation plans (or any successor plans) and for other corporate purposes. As of July 1, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the second quarter of 2016, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 23 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1
Separation and Distribution Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016) (Commission File Number: 1-37654)

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089))

4.1
Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K, filed on June 21, 2016) (Commission File Number: 1-8089)

4.2
Guarantee, dated as of June 20, 2016, made by Danaher Corporation (incorporated by reference to Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K, filed on June 21, 2016) (Commission File Number: 1-8089)

10.1
Employee Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016) (Commission File Number: 1-37654)

10.2
Tax Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016) (Commission File Number: 1-37654)

10.3
Transition Services Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016) (Commission File Number: 1-37654)

10.4
Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016) (Commission File Number: 1-37654)

10.5
DBS License Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016) (Commission File Number: 1-37654)

10.6
Credit Agreement, dated as of June 16, 2016, among Fortive Corporation and certain of its subsidiaries party thereto, Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K, filed on June 21, 2016) (Commission File Number: 1-8089)

10.7	Amendment No. 1 to Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated July 1, 2016 [1]

11.1	Computation of per-share earnings (See Note 12, “Net Earnings Per Share From Continuing Operations”, to our Consolidated Condensed Financial Statements)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

[1]
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an amendment to the aircraft time sharing agreement with Daniel L. Comas that is substantially identical in all material respects to the form of amendment referenced as Exhibit 10.7, except as to the name of the counterparty.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of July 1, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Earnings for the three and six month periods ended July 1, 2016 and July 3, 2015, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six month periods ended July 1, 2016 and July 3, 2015, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six month period ended July 1, 2016, (v) Consolidated Condensed Statements of Cash Flows for the six month periods ended July 1, 2016 and July 3, 2015, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 25, 2016	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 25, 2016	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer