Form 10-Q
period 2016-09-30
DANAHER CORP /DE/
filed 2016-10-20
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 14, 2016 was 691,702,118.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$971.4	$790.8
Trade accounts receivable, net	3,081.8	2,985.1
Inventories:
Finished goods	950.8	854.6
Work in process	261.9	242.8
Raw materials	499.5	475.7
Total inventories	1,712.2	1,573.1
Prepaid expenses and other current assets	727.8	889.5
Assets of discontinued operations, current	—	1,598.2
Total current assets	6,493.2	7,836.7
Property, plant and equipment, net of accumulated depreciation of $1,987.5 and $1,687.0, respectively	2,255.1	2,302.7
Other long-term assets	660.4	845.3
Goodwill	21,580.9	21,014.9
Other intangible assets, net	10,307.9	10,545.3
Assets of discontinued operations, noncurrent	—	5,677.3
Total assets	$41,297.5	$48,222.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$809.1	$845.2
Trade accounts payable	1,354.5	1,391.9
Accrued expenses and other liabilities	2,599.8	2,609.4
Liabilities of discontinued operations, current	—	1,323.9
Total current liabilities	4,763.4	6,170.4
Other long-term liabilities	5,766.6	5,750.0
Long-term debt	7,503.1	12,025.2
Liabilities of discontinued operations, noncurrent	—	512.6
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 807.1 and 801.6 issued; 691.6 and 686.8 outstanding, respectively	8.1	8.0
Additional paid-in capital	5,262.7	4,981.2
Retained earnings	20,043.1	21,012.3
Accumulated other comprehensive income (loss)	(2,122.3)	(2,311.2)
Total Danaher stockholders’ equity	23,191.6	23,690.3
Noncontrolling interests	72.8	73.7
Total stockholders’ equity	23,264.4	23,764.0
Total liabilities and stockholders’ equity	$41,297.5	$48,222.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three Month Period Ended				Nine Month Period Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
Sales	$4,132.1		$3,512.2		$12,298.1		$10,110.7
Cost of sales	(1,846.1)		(1,618.8)		(5,463.5)		(4,596.8)
Gross profit	2,286.0		1,893.4		6,834.6		5,513.9
Operating costs:
Selling, general and administrative expenses	(1,345.8)		(1,201.2)		(4,105.2)		(3,378.0)
Research and development expenses	(241.1)		(212.2)		(707.1)		(625.3)
Operating profit	699.1		480.0		2,022.3		1,510.6
Nonoperating income (expense):
Other income	—		12.4		223.4		12.4
Loss on early extinguishment of borrowings	(178.8)		—		(178.8)		—
Interest expense	(43.7)		(39.1)		(152.1)		(89.1)
Interest income	0.1		0.6		0.1		4.6
Earnings from continuing operations before income taxes	476.7		453.9		1,914.9		1,438.5
Income taxes	(74.1)		(74.0)		(508.5)		(212.8)
Net earnings from continuing operations	402.6		379.9		1,406.4		1,225.7
Earnings (loss) from discontinued operations, net of income taxes	(11.0)		1,023.4		400.3		1,443.1
Net earnings	$391.6		$1,403.3		$1,806.7		$2,668.8
Net earnings per share from continuing operations:
Basic	$0.58		$0.55		$2.04		$1.75
Diluted	$0.57		$0.54		$2.01		$1.72
Net earnings per share from discontinued operations:
Basic	$(0.02)		$1.49		$0.58		$2.06
Diluted	$(0.02)		$1.46		$0.57		$2.03
Net earnings per share:
Basic	$0.57	*	$2.04		$2.62		$3.80	*
Diluted	$0.56	*	$2.01	*	$2.59	*	$3.75
Average common stock and common equivalent shares outstanding:
Basic	692.2		688.5		690.6		701.7
Diluted	701.3		698.7		699.1		712.3
* Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net earnings	$391.6	$1,403.3	$1,806.7	$2,668.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	275.6	(158.7)	314.8	(793.7)
Pension and postretirement plan benefit adjustments	4.7	18.7	15.8	32.8
Unrealized gain (loss) on available-for-sale securities adjustments	8.8	(26.9)	(121.5)	(4.4)
Total other comprehensive income (loss), net of income taxes	289.1	(166.9)	209.1	(765.3)
Comprehensive income (loss)	$680.7	$1,236.4	$2,015.8	$1,903.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2015	801.6	$8.0	$4,981.2	$21,012.3	$(2,311.2)	$73.7
Net earnings for the period	—	—	—	1,806.7	—	—
Other comprehensive income (loss)	—	—	—	—	209.1	—
Dividends declared	—	—	—	(307.0)	—	—
Common stock-based award activity	5.3	0.1	273.2	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $2.7	0.2	—	8.3	—	—	—
Distribution of Fortive Corporation	—	—	—	(2,468.9)	(20.2)	—
Change in noncontrolling interests	—	—	—	—	—	(0.9)
Balance, September 30, 2016	807.1	$8.1	$5,262.7	$20,043.1	$(2,122.3)	$72.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Month Period Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net earnings	$1,806.7	$2,668.8
Less: earnings from discontinued operations, net of income taxes	400.3	1,443.1
Net earnings from continuing operations	1,406.4	1,225.7
Noncash items:
Depreciation	395.9	349.4
Amortization	426.6	259.4
Stock-based compensation expense	96.3	76.9
Pretax loss on early extinguishment of borrowings	178.8	—
Pretax gain on sales of investments	(223.4)	(12.4)
Change in trade accounts receivable, net	(94.8)	85.1
Change in inventories	(138.5)	(40.8)
Change in trade accounts payable	(38.1)	(142.2)
Change in prepaid expenses and other assets	171.9	214.6
Change in accrued expenses and other liabilities	257.4	(127.2)
Total operating cash provided by continuing operations	2,438.5	1,888.5
Total operating cash provided by discontinued operations	434.3	681.7
Net cash provided by operating activities	2,872.8	2,570.2
Cash flows from investing activities:
Cash paid for acquisitions	(99.6)	(14,207.1)
Payments for additions to property, plant and equipment	(422.1)	(351.6)
Payments for purchases of investments	—	(87.1)
Proceeds from sales of investments	264.8	43.0
All other investing activities	7.2	34.9
Total investing cash used in continuing operations	(249.7)	(14,567.9)
Total investing cash used in discontinued operations	(69.8)	(122.7)
Net cash used in investing activities	(319.5)	(14,690.6)
Cash flows from financing activities:
Proceeds from the issuance of common stock	156.6	198.1
Payment of dividends	(313.3)	(261.6)
Make-whole premiums to redeem borrowings prior to maturity	(188.1)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(2,334.2)	6,148.4
Proceeds from borrowings (maturities longer than 90 days)	3,240.9	4,950.4
Repayments of borrowings (maturities longer than 90 days)	(2,354.2)	(2.1)
All other financing activities	(26.7)	(3.3)
Total financing cash (used in) provided by continuing operations	(1,819.0)	11,029.9
Cash distributions to Fortive, net	(485.3)	—
Net cash (used in) provided by financing activities	(2,304.3)	11,029.9
Effect of exchange rate changes on cash and equivalents	(68.4)	(81.6)
Net change in cash and equivalents	180.6	(1,172.1)
Beginning balance of cash and equivalents	790.8	3,005.6
Ending balance of cash and equivalents	$971.4	$1,833.5
Supplemental disclosures:
Cash interest payments	$199.4	$97.8
Cash income tax payments	330.8	325.4
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	—	2,291.7
Distribution of noncash net assets to Fortive Corporation	(1,983.6)	—
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2016 and December 31, 2015, its results of operations for the three and nine month periods ended September 30, 2016 and October 2, 2015 and its cash flows for each of the nine month periods then ended. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three Month Period Ended September 30, 2016:
Balance, July 1, 2016	$(1,758.2)	$(636.2)		$3.2	$(2,391.2)
Other comprehensive income (loss) before reclassifications:
Increase	275.6	—		13.9	289.5
Income tax impact	—	—		(5.1)	(5.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	275.6	—		8.8	284.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.2	(a)	—	7.2
Income tax impact	—	(2.5)		—	(2.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.7		—	4.7
Net current period other comprehensive income (loss), net of income taxes	275.6	4.7		8.8	289.1
Distribution of Fortive Corporation	(83.5)	63.3	(b)	—	(20.2)
Balance, September 30, 2016	$(1,566.1)	$(568.2)		$12.0	$(2,122.3)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.
(b) This accumulated other comprehensive income (loss) component included an income tax impact of $21 million.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments		Total
For the Three Month Period Ended October 2, 2015:
Balance, July 3, 2015	$(1,456.8)	$(713.7)		$138.4		$(2,032.1)
Other comprehensive income (loss) before reclassifications:
Decrease (increase)	(158.7)	12.4		(30.6)		(176.9)
Income tax impact	—	(2.8)		11.5		8.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(158.7)	9.6		(19.1)		(168.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	13.1	(a)	(12.4)	(b)	0.7
Income tax impact	—	(4.0)		4.6		0.6
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	9.1		(7.8)		1.3
Net current period other comprehensive income (loss), net of income taxes	(158.7)	18.7		(26.9)		(166.9)
Balance, October 2, 2015	$(1,615.5)	$(695.0)		$111.5		$(2,199.0)
For the Nine Month Period Ended September 30, 2016:
Balance, December 31, 2015	$(1,797.4)	$(647.3)		$133.5		$(2,311.2)
Other comprehensive income (loss) before reclassifications:
Increase	314.8	—		28.8		343.6
Income tax impact	—	—		(10.7)		(10.7)
Other comprehensive income (loss) before reclassifications, net of income taxes	314.8	—		18.1		332.9
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	23.6	(a)	(223.4)	(b)	(199.8)
Income tax impact	—	(7.8)		83.8		76.0
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	15.8		(139.6)		(123.8)
Net current period other comprehensive income (loss), net of income taxes	314.8	15.8		(121.5)		209.1
Distribution of Fortive Corporation	(83.5)	63.3	(c)	—		(20.2)
Balance, September 30, 2016	$(1,566.1)	$(568.2)		$12.0		$(2,122.3)
For the Nine Month Period Ended October 2, 2015:
Balance, December 31, 2014	$(821.8)	$(727.8)		$115.9		$(1,433.7)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(793.7)	12.4		5.4		(775.9)
Income tax impact	—	(2.8)		(2.0)		(4.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	(793.7)	9.6		3.4		(780.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	33.8	(a)	(12.4)	(b)	21.4
Income tax impact	—	(10.6)		4.6		(6.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	23.2		(7.8)		15.4
Net current period other comprehensive income (loss), net of income taxes	(793.7)	32.8		(4.4)		(765.3)
Balance, October 2, 2015	$(1,615.5)	$(695.0)		$111.5		$(2,199.0)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.
(b) Included in other income in the accompanying Consolidated Condensed Statement of Earnings. Refer to Note 10 for additional details.
(c) This accumulated other comprehensive income (loss) component included an income tax impact of $21 million.

New Accounting Standards—In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. The ASU is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively to all periods presented. The Company adopted this standard in the third quarter of 2016. The adoption of this ASU resulted in the make-whole premiums of $188 million related to the early extinguishment of borrowings in the third quarter of 2016 being reflected as a financing activity and the tax benefit related to these payments being reflected as an operating activity in the accompanying Consolidated Condensed Statement of Cash Flows for the nine month period ended September 30, 2016.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company will adopt this standard in fiscal year 2017. The ASU will require that the difference between the actual tax benefit realized upon exercise and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) to be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU will also require the excess tax benefit realized be reflected as operating cash flow rather than a financing cash flow. Had this ASU been adopted at January 1, 2015, the provision for income taxes from continuing operations would have been reduced and operating cash flow from continuing operations would have been increased by $66 million for the year ended December 31, 2015 and $34 million for the nine months ended September 30, 2016. The actual benefit realized in future periods is inherently uncertain and will vary based on the timing and relative value realized for future share-based transactions.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives, and expects to adopt this standard in 2018.

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
During the first nine months of 2016, the Company acquired five businesses for total consideration of $100 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Dental and Environmental & Applied Solutions segments. The aggregate annual sales of these five businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $60 million. The Company preliminarily recorded an aggregate of $67 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine month period ended September 30, 2016 ($ in millions):

Trade accounts receivable	$9.3
Inventories	8.9
Property, plant and equipment	5.2
Goodwill	67.2
Other intangible assets, primarily customer relationships, trade names and technology	25.4
Trade accounts payable	(3.6)
Other assets and liabilities, net	(12.8)
Net cash consideration	$99.6
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

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$4,132.1	$3,989.2	$12,300.3	$12,049.3
Net earnings from continuing operations	402.6	437.0	1,406.5	1,261.5
Diluted net earnings per share from continuing operations	0.57	0.63	2.01	1.77
For the three month period ended October 2, 2015, unaudited pro forma earnings set forth above were adjusted to exclude the $25 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory and $47 million pretax impact of the acquisition-related transaction costs and change in control payments, related to the 2015 acquisition of Pall. In the nine month period ended October 2, 2015, unaudited pro forma earnings set forth above were adjusted to include the $46 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory and deferred revenue, net of the positive impact of freezing pension benefits, related to the 2015 acquisition of Pall as well as exclude the $47 million pretax impact of the acquisition-related transaction costs and change in control payments, also related to the 2015 acquisition of Pall.
Pending Acquisition
On September 2, 2016, Danaher Copper Merger Sub, Inc., a California corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and Cepheid, a California corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire all of the outstanding shares of common stock of Cepheid for $53.00 per share in cash, for a total enterprise value of approximately $4.0 billion, including assumed debt and net of acquired cash (the “Cepheid Acquisition”). Cepheid is a leading global molecular diagnostics company that develops, manufactures and markets accurate and easy to use molecular systems and tests. Cepheid generated revenues of $539 million in 2015. The closing of the acquisition is subject to customary conditions, including approval by Cepheid's shareholders and receipt of applicable regulatory approvals, and is expected to be completed by the end of fiscal year 2016. The Company expects to finance the transaction with available cash and proceeds from the issuance of commercial paper. Upon closing of the acquisition Cepheid will become part of Danaher's Diagnostics segment, joining the Company's Beckman Coulter, Leica Biosystems and Radiometer businesses. As Cepheid is integrated into the Company, the Company expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Cepheid.

NOTE 3. DISCONTINUED OPERATIONS
Fortive Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and the retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution. Fractional shares of Fortive common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders.
In preparation for the Separation, in June 2016 Fortive issued approximately $3.4 billion in debt securities (refer to Note 6). The proceeds from these borrowings were used to fund the approximately $3.0 billion net cash distributions Fortive made to Danaher prior to the Distribution Date. Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s 5.625% senior unsecured notes due 2018, 5.4% senior unsecured notes due 2019 and 3.9% senior unsecured notes due 2021 (collectively the “Redeemed Notes”)). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company intends to use the balance of the cash proceeds it received from Fortive to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business' net assets to the Company's consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Separation and approximately $6.1 billion in 2015.
As a result of the Separation, the Company incurred $22 million and $48 million in Separation-related costs during the three and nine month periods ended September 30, 2016, respectively, which are included in earnings (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees and tax liabilities incurred upon the Separation.
In connection with the Separation, Danaher and Fortive entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a DBS license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after

Fortive’s separation from Danaher and govern certain relationships between Danaher and Fortive after the Separation. In addition, Danaher is also party to various commercial agreements with Fortive entities. The amount billed for transition services provided under the above agreements as well as sales and purchases to and from Fortive were not material to the Company’s results of operations for the three month period ended September 30, 2016.
Communications Business Split-off
In July 2015, the Company consummated the split-off of the majority of its former Test & Measurement segment’s communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which were a part of the instruments business of the Company’s former Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. (“NetScout”). Danaher shareholders who participated in the exchange offer tendered 26 million shares of Danaher common stock (valued at approximately $2.3 billion based on the closing price of Danaher’s common stock on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
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
The key components of income from both the Fortive and communications businesses in discontinued operations for the three and nine month periods ended September 30, 2016 and October 2, 2015 were as follows ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$—	$1,524.6	$3,029.8	$4,948.5
Cost of sales	—	(781.0)	(1,566.4)	(2,465.2)
Selling, general, and administrative expenses	(16.4)	(327.0)	(696.0)	(1,121.1)
Research and development expenses	—	(95.8)	(190.4)	(366.7)
Interest expense	—	(6.3)	(19.7)	(16.2)
Interest income	—	0.1	—	0.7
Gain on disposition of communications business before income taxes	—	813.3	—	813.3
Earnings (loss) from discontinued operations before income taxes	(16.4)	1,127.9	557.3	1,793.3
Income taxes	5.4	(104.5)	(157.0)	(350.2)
Earnings (loss) from discontinued operations, net of income taxes	$(11.0)	$1,023.4	$400.3	$1,443.1

The following table summarizes the major classes of assets and liabilities of the Fortive-related discontinued operations that were included in the Company’s accompanying Consolidated Condensed Balance Sheets as of December 31, 2015 ($ in millions):

Assets:
Trade accounts receivable, net	$979.0
Inventories	522.3
Property, plant and equipment, net	522.9
Goodwill	4,055.4
Other intangible assets, net	725.0
Other assets	470.9
Total assets, discontinued operations	$7,275.5
Liabilities:
Trade accounts payable	$657.1
Accrued expenses and other liabilities	666.8
Other long-term liabilities	512.6
Total liabilities, discontinued operations	$1,836.5

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2015	$21,014.9
Attributable to 2016 acquisitions	67.2
Adjustments due to finalization of purchase price allocations	91.3
Foreign currency translation and other	407.5
Balance, September 30, 2016	$21,580.9
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 30, 2016	December 31, 2015
Life Sciences	$11,689.1	$11,308.5
Diagnostics	4,435.2	4,387.4
Dental	3,313.2	3,236.1
Environmental & Applied Solutions	2,143.4	2,082.9
Total	$21,580.9	$21,014.9
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016:
Assets:
Available-for-sale securities	$105.8	$55.0	$—	$160.8
Liabilities:
Deferred compensation plans	—	51.9	—	51.9

December 31, 2015:
Assets:
Available-for-sale securities	$342.3	$59.1	$—	$401.4
Liabilities:
Deferred compensation plans	—	55.5	—	55.5
Available-for-sale securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are either measured at fair value using quoted market prices in an active market or if they are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$160.8	$160.8	$401.4	$401.4
Liabilities:
Notes payable and current portion of long-term debt	809.1	809.1	845.2	845.2
Long-term debt	7,503.1	8,098.9	12,025.2	12,471.4
As of September 30, 2016 and December 31, 2015, available-for-sale securities were categorized as Level 1 and Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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

NOTE 6. FINANCING
As of September 30, 2016, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	September 30, 2016	December 31, 2015
Euro-denominated commercial paper (€1.2 billion and €2.8 billion, respectively)	$1,372.6	$3,096.9
U.S. dollar-denominated commercial paper	123.8	920.0
2.3% senior unsecured notes due 2016	—	500.0
4.0% senior unsecured bonds due 2016 (CHF 120.0 million aggregate principal amount)	126.5	122.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount)	561.2	544.8
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount)	102.7	99.7
1.65% senior unsecured notes due 2018	497.9	497.1
5.625% senior unsecured notes due 2018	—	500.0
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount)	670.9	651.0
5.4% senior unsecured notes due 2019	—	750.0
2.4% senior unsecured notes due 2020	496.6	495.9
5.0% senior unsecured notes due 2020	406.6	410.7
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	68.2	72.6
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount)	294.8	—
3.9% senior unsecured notes due 2021	—	600.0
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount)	892.8	866.8
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount)	558.0	541.6
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount)	893.4	867.9
3.35% senior unsecured notes due 2025	495.7	495.3
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount)	114.0	110.7
4.375% senior unsecured notes due 2045	499.3	499.3
Other	137.2	227.5
Total debt	8,312.2	12,870.4
Less: currently payable	809.1	845.2
Long-term debt	$7,503.1	$12,025.2
For additional details regarding the Company’s debt financing as of December 31, 2015, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. and Euro commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes. In July 2015 in connection with the financing for the Company’s acquisition of Pall, the Company entered into a $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks (the “2015 364-Day Facility”) that provided credit support for additional commercial paper borrowings and expired in accordance with its terms on July 8, 2016. There were no amounts outstanding under the 2015 364-Day Facility at any time during the term of the facility. Since the 2015 364-Day Facility provided incremental additional liquidity support for the Company’s commercial paper programs, upon such expiration the capacity under the Company’s U.S. and Euro commercial paper programs effectively decreased.
As of September 30, 2016, borrowings outstanding under the Company’s U.S. and Euro commercial paper programs had a weighted average annual interest rate of (0.1)% and a weighted average remaining maturity of approximately 55 days.

The Company classified its borrowings outstanding under the commercial paper programs as of September 30, 2016 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
As of September 30, 2016, no borrowings were outstanding under the Credit Facility, and the Company was in compliance with all covenants under the facility. In addition to the Credit Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
Debt discounts and debt issuance costs totaled $26 million and $9 million as of September 30, 2016 and December 31, 2015, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
2016 Long-Term Debt Issuances
Long-Term Indebtedness Related to Financing for the Pall Acquisition
On February 28, 2016, DH Japan Finance S.A., a wholly-owned finance subsidiary of the Company, completed the private placement of ¥30.0 billion aggregate principal amount of 0.352% senior unsecured notes due March 16, 2021 (the “2021 Yen Notes”). The 2021 Yen Notes were issued at 100% of their principal amount.
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
Long-Term Indebtedness Related to the Fortive Separation
In June 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation. Fortive financed these cash payments through issuance of approximately $3.4 billion of debt, consisting of $500 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates (the “Term Loan Facility”), $393 million of commercial paper borrowings supported by a five-year, $1.5 billion senior unsecured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility the “Fortive Credit Facilities”), $300 million aggregate principal amount of 1.8% senior unsecured notes due 2019, $750 million aggregate principal amount of 2.35% senior unsecured notes due 2021, $900 million aggregate principal amount of 3.15% senior unsecured notes due 2026 and $550 million aggregate principal amount of 4.3% senior unsecured notes due 2046 (collectively, the “Fortive Debt”). Danaher initially guaranteed the Fortive Debt, and the guarantee terminated effective as of the Distribution Date. As of July 2, 2016 in connection with the Separation, the Fortive Debt was transferred to Fortive and is no longer reflected in the Company’s consolidated condensed financial statements.
2016 Long-Term Debt Repayments
The Company used a portion of the proceeds from the Fortive Distribution to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s Redeemed Notes). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The payment of these make-whole premiums, net of certain deferred gains of $9 million, are reflected as a loss on early extinguishment of borrowings in the accompanying Consolidated Condensed Statements of Earnings. The Company intends to use the balance of the cash proceeds it received from Fortive to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The 4.0% senior unsecured bonds due 2016 were repaid upon their maturity in October 2016.
LYONs Redemption and Conversion Ratio
Pursuant to the terms of the indenture that governs the Company’s LYONs, effective as of the record date of the distribution of the Fortive shares, the conversion ratio of the LYONs was adjusted so that each $1,000 of principal amount at maturity may be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.
During the nine month period ended September 30, 2016, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 229 thousand shares of the Company’s common stock, par value $0.01 per share. The

Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $3 million was transferred to additional paid-in capital as a result of the conversions.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
U.S. Pension Benefits:
Service cost	$2.2	$2.4	$6.8	$5.4
Interest cost	22.3	25.3	67.7	73.9
Expected return on plan assets	(33.0)	(34.0)	(99.6)	(100.2)
Amortization of actuarial loss	6.3	7.9	18.3	20.9
Curtailment gain recognized	—	—	(0.7)	—
Net periodic pension cost	$(2.2)	$1.6	$(7.5)	$—

Non-U.S. Pension Benefits:
Service cost	$9.0	$10.4	$26.9	$30.6
Interest cost	8.4	7.6	25.8	20.7
Expected return on plan assets	(9.9)	(8.7)	(30.8)	(23.2)
Amortization of actuarial loss	1.9	2.7	8.5	7.8
Amortization of prior service credit	(0.1)	—	(0.3)	(0.1)
Settlement loss recognized	—	1.4	0.1	0.9
Net periodic pension cost	$9.3	$13.4	$30.2	$36.7
The following sets forth the components of the Company’s continuing operations net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$0.2	$0.3	$0.6	$0.9
Interest cost	1.4	1.8	4.2	5.8
Amortization of actuarial (gain) loss	(0.1)	(0.2)	0.1	1.2
Amortization of prior service credit	(0.8)	(0.8)	(2.4)	(2.4)
Net periodic benefit cost	$0.7	$1.1	$2.5	$5.5
Net periodic pension and benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. In addition, there are $3 million and $9 million of net periodic pension and benefit costs in the three and nine month periods ended October 2, 2015, respectively, which are included in earnings from discontinued operations, net of tax (including $2 million and $6 million of expenses which were reclassified out of accumulated other comprehensive income (loss) in the three and nine month periods ended October 2, 2015, respectively).
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. and non-U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and non-U.S. pension and other postretirement benefit obligations and it is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For 2016, the change in estimate is expected to reduce U.S. and non-U.S. pension and other postretirement net periodic benefit plan cost by approximately $25 million when compared to the prior method.
Employer Contributions
During 2016, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $40 million and $45 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and nine month periods ended September 30, 2016 was 15.5% and 26.6%, respectively, as compared to 16.3% and 14.8% for the three and nine month periods ended October 2, 2015, respectively.
The Company’s effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the loss on the early extinguishment of borrowings during the third quarter of 2016 lowered the effective tax rate by 6.0% and 1.0% for the three and nine month periods ended September 30, 2016, respectively. The gain on the sale of marketable equity securities during the first quarter of 2016 resulted in a 1.4% increase in the reported tax rate on a year-over-year basis for the nine month period ended September 30, 2016. The Company also incurred $99 million of income tax expense related to repatriation of earnings and legal entity realignments associated with the Separation and other discrete items during the nine month period ended September 30, 2016, increasing the tax rate by 5.2% for the period. The effective tax rate for the three and nine month periods ended October 2, 2015 was lowered by 0.2% and 1.2%, respectively, from releases of valuation allowances related to foreign operating losses, foreign exchange losses and expiration of statutes of limitations.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.3 billion including interest through September 30, 2016 (approximately $203 million based on the exchange rate as of September 30, 2016), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 794 million including interest through September 30, 2016 (approximately $120 million based on the exchange rate as of September 30, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and nine month periods ended September 30, 2016. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 30, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K. As of September 30, 2016, approximately 28 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan, as adjusted pursuant to the anti-dilution provisions of the plan to account for the Separation.
In connection with the Separation and pursuant to the anti-dilution provisions of the 2007 Stock Incentive Plan, the Company also made certain adjustments to the exercise price and the number of shares underlying stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Accordingly, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of 1.32 and the related exercise price for stock options was divided by a factor of 1.32 which resulted in no increase in the intrinsic value of awards outstanding. The stock-based compensation awards continue to vest over their original vesting period. These adjustments to the Company’s stock-based compensation awards did not result in additional compensation expense.
The following summarizes the assumptions used in the Black-Scholes Merton option pricing model (“Black-Scholes”) to value options granted during the nine month period ended September 30, 2016:

Risk-free interest rate	1.2% - 1.6%
Weighted average volatility	24.6%
Dividend yield	0.6%
Expected years until exercise	5.5 - 8.0
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$21.1	$23.4	$65.0	$49.8
Income tax benefit	(6.2)	(8.6)	(19.1)	(17.1)
RSU/PSU expense, net of income taxes	14.9	14.8	45.9	32.7
Stock options:
Pretax compensation expense	10.3	9.9	31.3	27.1
Income tax benefit	(3.2)	(3.1)	(9.7)	(8.5)
Stock option expense, net of income taxes	7.1	6.8	21.6	18.6
Total stock-based compensation:
Pretax compensation expense	31.4	33.3	96.3	76.9
Income tax benefit	(9.4)	(11.7)	(28.8)	(25.6)
Total stock-based compensation expense, net of income taxes	$22.0	$21.6	$67.5	$51.3
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 30, 2016, $133 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 30, 2016, $112 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015 (a)	24.9	$43.75
Granted	5.2	66.55
Exercised	(4.9)	32.54
Cancelled/forfeited	(1.4)	68.60
Adjustment due to Fortive Separation (b)	(5.2)	50.44
Outstanding as of September 30, 2016	18.6	$49.31	6	$542.4
Vested and expected to vest as of September 30, 2016 (c)	18.0	$48.81	6	$533.7
Vested as of September 30, 2016	9.0	$36.69	4	$376.9

(a)	The outstanding options (except those options canceled as part of the Separation as noted below) as of December 31, 2015 have been adjusted by a factor of 1.32, as noted above, due to the Separation.

(b)
The “Adjustment due to Fortive Separation” reflects the cancellation of options which were outstanding as of July 2, 2016 and held by Fortive employees, which have been converted to Fortive options as part of the Separation.

(c)	The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The aggregate intrinsic value of options exercised during the nine month periods ended September 30, 2016 and October 2, 2015 was $181 million and $245 million, respectively. Exercise of options during the first nine months of 2016 and 2015 resulted in cash receipts of $146 million and $169 million, respectively. The Company realized a tax benefit of $7 million and $57 million in the three and nine month periods ended September 30, 2016, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015 (a)	6.1	$53.93
Granted	1.8	65.33
Vested	(1.7)	49.29
Forfeited	(0.7)	46.31
Adjustment due to Fortive Separation (b)	(1.2)	58.24
Unvested as of September 30, 2016	4.3	60.69

(a)
The unvested RSUs and PSUs (except those RSUs and PSUs canceled as part of the Separation as noted below) as of December 31, 2015 have been adjusted by a factor of 1.32, as noted above, due to the Separation.

(b)
The “Adjustment due to Fortive Separation” reflects the cancellation of RSUs and PSUs which were outstanding as of July 2, 2016 and held by Fortive employees which have been converted to Fortive RSUs and PSUs as part of the Separation.

The Company realized a tax benefit of $10 million and $34 million in the three and nine month periods ended September 30, 2016, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Condensed Statement of Cash Flows.

In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the first nine months of 2016, 600 thousand shares with an aggregate value of $44 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Condensed Statement of Stockholders’ Equity.

NOTE 10. NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share) during the nine month period ended September 30, 2016.
During the three and nine month periods ended October 2, 2015, the Company received $43 million of cash proceeds from the sales of marketable equity securities. The Company recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share) for the three and nine month periods.
Refer to Note 6 for information related to the $188 million of make-whole premiums associated with the early extinguishment of the Company’s Redeemed Notes. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $179 million ($112 million after-tax or $0.16 per diluted share) in the three and nine month periods ended September 30, 2016.

NOTE 11. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K.
In connection with the Separation and in accordance with the separation and distribution and related agreements Danaher and Fortive entered into, the Company agreed to indemnify Fortive and its affiliates against certain damages and expenses that might occur in the future. These indemnification obligations cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters. The Company’s estimate of these indemnification obligations has been accrued for in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2016.
As of September 30, 2016, the Company had approximately $4.8 billion of aggregate purchase price commitments for acquisitions subject to executed purchase agreements and expected to close in the fourth quarter of 2016, including the pending acquisition of Cepheid, and anticipates financing these obligations with available cash and proceeds from the issuance of commercial paper.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2015	$73.8
Accruals for warranties issued during the period	44.8
Settlements made	(45.5)
Additions due to acquisitions	0.1
Effect of foreign currency translation	1.4
Balance, September 30, 2016	$74.6

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and nine month periods ended September 30, 2016 there were no anti-dilutive options to purchase shares excluded from the diluted EPS from continuing operations calculation. However, for the three and nine month periods ended October 2, 2015, approximately 2 million and 3 million options to purchase shares, respectively, were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings per share from continuing operations of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three Month Period Ended September 30, 2016:
Basic EPS	$402.6	692.2	$0.58
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.2
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$403.1	701.3	$0.57

For the Three Month Period Ended October 2, 2015:
Basic EPS	$379.9	688.5	$0.55
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.5
Diluted EPS	$380.4	698.7	$0.54

For the Nine Month Period Ended September 30, 2016:
Basic EPS	$1,406.4	690.6	$2.04
Adjustment for interest on convertible debentures	1.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.0
Incremental shares from assumed conversion of the convertible debentures	—	2.5
Diluted EPS	$1,407.8	699.1	$2.01

For the Nine Month Period Ended October 2, 2015:
Basic EPS	$1,225.7	701.7	$1.75
Adjustment for interest on convertible debentures	1.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.9
Incremental shares from assumed conversion of the convertible debentures	—	2.7
Diluted EPS	$1,227.4	712.3	$1.72

NOTE 13. SEGMENT INFORMATION
Before the Separation, the Company operated and reported its results in five separate business segments consisting of the Test & Measurement, Environmental, Life Sciences & Diagnostics, Dental and Industrial Technologies segments. The Company reevaluated its business segments after the Separation, and the Company now operates and reports its results in four separate business segments consisting of the Life Sciences, Diagnostics, Dental and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. The identifiable assets by segment are those used in each segment’s operations. Inter-segment amounts are not significant and are eliminated to arrive at consolidated totals.
Segment results are shown below ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales:
Life Sciences	$1,325.4	$804.5	$3,911.8	$1,940.5
Diagnostics	1,212.7	1,175.8	3,606.5	3,545.0
Dental	675.6	652.2	2,046.1	2,002.2
Environmental & Applied Solutions	918.4	879.7	2,733.7	2,623.0
Total	$4,132.1	$3,512.2	$12,298.1	$10,110.7

Operating Profit:
Life Sciences	$204.7	$51.5	$574.1	$196.6
Diagnostics	193.9	159.2	606.3	510.3
Dental	101.3	96.8	305.6	254.2
Environmental & Applied Solutions	223.4	215.6	640.1	661.6
Other	(24.2)	(43.1)	(103.8)	(112.1)
Total	$699.1	$480.0	$2,022.3	$1,510.6
As of September 30, 2016, there were material changes in total assets by segment since December 31, 2015 due to the Fortive Separation. Segment identifiable assets are shown below ($ in millions):

	September 30, 2016	December 31, 2015
Life Sciences	$19,764.4	$19,658.4
Diagnostics	9,928.2	9,950.7
Dental	5,924.6	5,906.9
Environmental & Applied Solutions	4,171.7	4,168.8
Other	1,508.6	1,261.9
Discontinued operations	—	7,275.5
Total	$41,297.5	$48,222.2

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2015 and Notes thereto, included in the Company’s 2015 Annual Report on Form 10-K, and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine month periods ended September 30, 2016 included in this Report.
Unless otherwise indicated, all references in this section refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; regulatory approvals; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “will,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, including our 2015 acquisition of Pall and pending acquisition of Cepheid, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have divested or disposed could adversely affect our financial statements.

•
We could incur significant liability if the distribution of Fortive common stock to our stockholders or the split-off of the communications business to NetScout is determined to be a taxable transaction.

•	Potential indemnification liabilities to Fortive pursuant to the separation agreement could materially and adversely affect our business and financial statements.

•
Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business, reputation and financial statements.

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

•
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business, reputation and financial statements could suffer.

•
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

•
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our business and financial statements.

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

•	Changes in governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our business and financial statements.

•
The results of the United Kingdom’s (“UK”) European Union (“EU”) membership referendum, advising for the exit of the UK from the EU, has caused and may in the future cause volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•
A significant disruption in, or breach in security of, our information technology systems (or those of our third party service providers) or violation of data privacy laws could adversely affect our business and financial statements.

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

Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, sales from existing businesses increased 3.0% during the third quarter of 2016 as compared to the comparable period of 2015. The Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the third quarter of 2016 were led by the high-growth markets. Sales growth rates from existing businesses in high-growth markets grew at a mid-single digit rate during the third quarter of 2016 as compared to the comparable period of 2015 led by continued strength in China, India and Latin America partially offset by weakness in the Middle East. High-growth markets represented approximately 30% of the Company’s total sales in the third quarter of 2016. The percentage of sales attributable to high-growth markets is higher than previously reported as a result of the Fortive Separation since Fortive had a lower overall percentage of sales to high-growth markets. Sales from existing businesses in developed markets grew at a low-single digit rate during the third quarter of 2016 with low-single digit growth in both North America and Western Europe partially offset by weakness in Japan. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary and fiscal policies.
Acquisitions
During the first nine months of 2016, the Company acquired five businesses for total consideration of $100 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Dental and Environmental & Applied Solutions segments. The aggregate annual sales of these five businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $60 million.
Pending Acquisition
On September 2, 2016, Danaher Copper Merger Sub, Inc, and Cepheid, a California corporation, entered into a Merger Agreement, pursuant to which the Company agreed to acquire all of the outstanding shares of common stock of Cepheid for $53.00 per share in cash, for a total enterprise value of approximately $4.0 billion, including assumed debt and net of acquired cash. Cepheid is a leading global molecular diagnostics company that develops, manufactures and markets accurate and easy to use molecular systems and tests. Cepheid generated revenues of $539 million in 2015. The closing of the acquisition is subject to customary conditions, including approval by Cepheid's shareholders and receipt of applicable regulatory approvals, and is expected to be completed by the end of fiscal year 2016. The Company expects to finance the transaction with available cash and proceeds from the issuance of commercial paper. Upon closing of the acquisition Cepheid will become part of Danaher's Diagnostics segment, joining the Company's Beckman Coulter, Leica Biosystems and Radiometer businesses. As Cepheid is integrated into the Company, the Company expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Cepheid.
Discontinued Operations
Fortive Separation
On July 2, 2016, Danaher completed the Separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and the retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution. Fractional shares of Fortive common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders. The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation.
During the second quarter of 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation. Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s Redeemed Notes). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company intends to use the balance of the cash proceeds it received from Fortive to fund certain of the Company’s regular, quarterly cash dividends to shareholders.

As a result of the Separation, the Company incurred $22 million and $48 million in Separation-related costs during the three and nine month periods ended September 30, 2016, respectively, which are included in earnings (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees and tax liabilities incurred upon the Separation.
Communications Business Split-off
In July 2015, the Company consummated the split-off of the majority of its former Test & Measurement segment’s communications business (other than the data communications cable installation business and the communication service provider business of Fluke Networks which were a part of the instruments business of the Company’s former Test & Measurement segment) to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout. Danaher shareholders who participated in the exchange offer tendered 26 million shares of Danaher common stock (valued at approximately $2.3 billion based on the closing price of Danaher’s common stock on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
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
Currency Exchange Rates
On a year-over-year basis, currency exchange rates did not have a material impact on reported sales for the three month period ended September 30, 2016 and adversely impacted reported sales by approximately 1.0% for the nine month period ended September 30, 2016 primarily due to the strength of the U.S. dollar against most major currencies in the first nine months of 2016. If the currency exchange rates in effect as of September 30, 2016 were to prevail throughout the remainder of 2016, currency exchange rates would reduce the Company’s estimated full year 2016 sales by approximately 0.5% on a year-over-year basis. Additional strengthening of the U.S. dollar against other major currencies in 2016 would adversely impact the Company’s sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Consolidated sales for the three month period ended September 30, 2016 increased 17.5% compared to the three month period ended October 2, 2015. Sales from existing businesses contributed 3.0% growth and sales from acquired businesses contributed 14.5% growth on a year-over-year basis. Currency translation had minimal effect on reported sales on a year-over-year basis.
Consolidated sales for the nine month period ended September 30, 2016 increased 21.5% compared to the nine month period ended October 2, 2015. Sales from existing businesses contributed 2.5% growth and sales from acquired businesses contributed 20.0% growth on a year-over-year basis. Currency translation decreased reported sales by 1.0% on a year-over-year basis.
In this report, references to sales from existing businesses refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in our business and facilitating comparisons of our revenue performance with our performance in prior and future periods and to our peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the application of the Danaher Business System.
Operating profit margins were 16.9% for the three month period ended September 30, 2016 as compared to 13.7% in the comparable period of 2015.
Third quarter 2016 vs. third quarter 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2016 - 155 basis points

•	Acquisition-related transaction costs, change in control payments, and fair value adjustments to acquired inventory recorded in 2015 related to the Pall acquisition - 195 basis points

•	Third quarter 2016 gain on resolution of acquisition-related matters - 40 basis points
Third quarter 2016 vs. third quarter 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 70 basis points
Operating profit margins were 16.4% for the nine month period ended September 30, 2016 as compared to 14.9% in the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2016 vs. year-to-date 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with continued productivity actions, various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 90 basis points

•	Acquisition-related transaction costs, change in control payments, and fair value adjustments to acquired inventory recorded in 2015 related to the Pall acquisition - 70 basis points

•	Acquisition-related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 20 basis points

•	Third quarter 2016 gain on resolution of acquisition-related matters - 15 basis points
Year-to-date 2016 vs. year-to-date 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 45 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Life Sciences	$1,325.4	$804.5	$3,911.8	$1,940.5
Diagnostics	1,212.7	1,175.8	3,606.5	3,545.0
Dental	675.6	652.2	2,046.1	2,002.2
Environmental & Applied Solutions	918.4	879.7	2,733.7	2,623.0
Total	$4,132.1	$3,512.2	$12,298.1	$10,110.7

LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial segments.
Life Sciences Selected Financial Data

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$1,325.4	$804.5	$3,911.8	$1,940.5
Operating profit	204.7	51.5	574.1	196.6
Depreciation	30.3	18.8	92.5	43.8
Amortization	76.1	34.2	223.3	60.9
Operating profit as a % of sales	15.4%	6.4%	14.7%	10.1%
Depreciation as a % of sales	2.3%	2.3%	2.4%	2.3%
Amortization as a % of sales	5.7%	4.3%	5.7%	3.1%
Components of Sales Growth

	% Change Three Month Period Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Month Period Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	3.0%	3.0%
Acquisitions	61.0%	98.5%
Currency exchange rates	0.5%	—%
Total	64.5%	101.5%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended September 30, 2016, and are reflected as a component of the change in sales from existing businesses.
Sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during both the three and nine month periods ended September 30, 2016 led by sales growth in China and India, particularly in the environmental end-market, as well as in Western Europe. The business’ service offering continued to drive strong growth in the three and nine month periods ended September 30, 2016. This growth was partially offset by declines in Japan and, in the nine month period ended September 30, 2016, softness in demand in the medical end-market in the United States. Sales of microscopy products declined across most product lines on a year-over-year basis during both the three and nine month periods ended September 30, 2016 as growth in China was more than offset by declines in industrial end-markets, academic end-markets in Europe and medical end-markets in North America and continued declines in Japan. Demand for the business’ flow cytometry and particle counting products was strong in both the three and nine month periods ended September 30, 2016 as compared to the comparable periods in 2015, partially offset by declines in demand for the business’ life sciences automation products during the three month period ended September 30, 2016. Geographically, these businesses experienced increased demand in the high-growth markets in both the three and nine month periods ended September 30, 2016 particularly due to increased government investments in China while the developed markets were essentially flat during the three month period but had moderate growth during the nine month period ended September 30, 2016.
The 2015 acquisition of Pall provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of filtration, separation and purification, and through the potential acquisition of complementary businesses. During the three and nine month periods ended September 30, 2016, Pall’s revenues grew on a year-over-year basis compared to the business’ 2015 results as a stand-alone company, led by continued growth in the life sciences business primarily due to demand for biopharmaceutical solutions, partially offset by continued soft demand in the industrial business as a result of overall market weakness. As Pall is integrated into the Company over the next several years, the Company expects to ultimately realize approximately $300 million in annual cost savings as compared to Pall’s annual expense level prior to acquisition, through the application of the Danaher Business System and the combined purchasing power of the Company and Pall.
Operating profit margins increased 900 basis points during the three month period ended September 30, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2016 vs. third quarter 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2016 - 180 basis points

•	Acquisition-related transaction costs, change in control payments, and fair value adjustments to acquired inventory recorded in 2015 related to the Pall acquisition - 850 basis points
Third quarter 2016 vs. third quarter 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 130 basis points
Operating profit margins increased 460 basis points during the nine month period ended September 30, 2016 as compared to the comparable period of 2015. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2016 - 45 basis points

•	Acquisition-related transaction costs, change in control payments, and fair value adjustments to acquired inventory recorded in 2015 related to the Pall acquisition - 355 basis points

•	The incremental net accretive effect in 2016 of acquired businesses - 60 basis points
Depreciation and amortization increased during both the three and nine month periods ended September 30, 2016 as compared to the comparable periods of 2015 due primarily to the impact of recently acquired businesses, particularly Pall.

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.

Diagnostics Selected Financial Data

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$1,212.7	$1,175.8	$3,606.5	$3,545.0
Operating profit	193.9	159.2	606.3	510.3
Depreciation	82.3	79.0	239.4	235.8
Amortization	33.9	33.9	101.8	101.2
Operating profit as a % of sales	16.0%	13.5%	16.8%	14.4%
Depreciation as a % of sales	6.8%	6.7%	6.6%	6.7%
Amortization as a % of sales	2.8%	2.9%	2.8%	2.9%
Components of Sales Growth

	% Change Three Month Period Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Month Period Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	3.0%	2.5%
Acquisitions	—%	—%
Currency exchange rates	—%	(1.0)%
Total	3.0%	1.5%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended September 30, 2016 and are reflected as a component of the change in sales from existing businesses.
Demand in the segment’s clinical business increased on a year-over-year basis for both the three and nine month periods led by the high-growth markets particularly with growth in demand for consumables in Asia. This growth was partially offset by softer demand in North America and Western Europe. Consumables sales in China, Europe, India and North America drove the majority of the year-over-year sales growth in the acute care diagnostic business in the three and nine month periods partially offset by softness in demand for instruments. Sales in the pathology diagnostics business grew across most major product groups in both the three and nine month periods ended September 30, 2016 due primarily to increased demand for advanced staining instruments and consumables mainly in North America and China partially offset by softness in demand in Europe for the pathology imaging product line.
Operating profit margins increased 250 basis points during the three month period ended September 30, 2016 as compared to the comparable period of 2015. Year-over-year operating profit margin comparisons were favorably impacted by higher 2016 sales volumes and the incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2016.
Operating profit margins increased 240 basis points during the nine month period ended September 30, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2016 vs. year-to-date 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 245 basis points

Year-to-date 2016 vs. year-to-date 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 5 basis points

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
Dental Selected Financial Data

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$675.6	$652.2	$2,046.1	$2,002.2
Operating profit	101.3	96.8	305.6	254.2
Depreciation	10.8	13.4	32.6	38.4
Amortization	20.4	20.5	63.2	62.0
Operating profit as a % of sales	15.0%	14.8%	14.9%	12.7%
Depreciation as a % of sales	1.6%	2.1%	1.6%	1.9%
Amortization as a % of sales	3.0%	3.1%	3.1%	3.1%
Components of Sales Growth

	% Change Three Month Period Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Month Period Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	3.0%	2.5%
Acquisitions	—%	—%
Currency exchange rates	0.5%	(0.5)%
Total	3.5%	2.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine month periods ended September 30, 2016, and are reflected as a component of the change in sales from existing businesses.
Geographically, year-over-year sales growth was strong in both periods in China and other high-growth markets, with moderate growth in the United States and softer demand in Western Europe during the three month period. Continued strong year-over-year demand for implant systems, particularly in high-growth markets for the three month period and high-growth markets and North America for the nine month period, and increased demand for orthodontic products, primarily in Western Europe, China and Russia, drove growth during both the three and nine month periods ended September 30, 2016. Dental equipment sales also grew during both the three and nine month periods, primarily in high-growth markets and North America, due partly to easier year-over-year comparisons, but were partially offset by weaker demand in Western Europe. Lower demand for dental consumable product lines in North America during the third quarter of 2016 partially offset this year-over-year growth.
Operating profit margins increased 20 basis points during the three month period ended September 30, 2016 as compared to the comparable period of 2015. Year-over-year operating profit margin comparisons were favorably impacted by higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with continued productivity actions and various new product development, sales and marketing growth investments in 2016.
Operating profit margins increased 220 basis points during the nine month period ended September 30, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2016 vs. year-to-date 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-

year costs associated with continued productivity actions, various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 130 basis points

•	Acquisition-related charges associated with fair value adjustments to acquired inventory recorded in 2015 in connection with the Nobel Biocare acquisition - 100 basis points
Year-to-date 2016 vs. year-to-date 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment products and services help protect precious resources and keep our global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground, source and ocean water in residential, municipal, industrial and natural resource applications. The Company’s product identification businesses develop and manufacture equipment, consumables and software for various printing, marking, coding, packaging, design and color management applications on consumer and industrial products.
Environmental & Applied Solutions Selected Financial Data

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$918.4	$879.7	$2,733.7	$2,623.0
Operating profit	223.4	215.6	640.1	661.6
Depreciation	9.1	8.2	26.4	26.3
Amortization	12.8	12.0	38.3	35.3
Operating profit as a % of sales	24.3%	24.5%	23.4%	25.2%
Depreciation as a % of sales	1.0%	0.9%	1.0%	1.0%
Amortization as a % of sales	1.4%	1.4%	1.4%	1.3%
Components of Sales Growth

	% Change Three Month Period Ended September 30, 2016 vs. Comparable 2015 Period	% Change Nine Month Period Ended September 30, 2016 vs. Comparable 2015 Period
Existing businesses	3.5%	2.5%
Acquisitions	2.0%	3.0%
Currency exchange rates	(1.0)%	(1.5)%
Total	4.5%	4.0%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine month periods ended September 30, 2016 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality business grew at a low-single digit rate during both the three and nine month periods ended September 30, 2016 as compared to the comparable periods of 2015. Year-over-year sales in the analytical instrumentation product line were down slightly in the three month period and up slightly in the nine month period. Soft year-over-year demand for instruments and related consumables in industrial end-markets in North America as well as in Eastern Europe, due to lower infrastructure investment, and continued delayed industrial waste water project activity in China during the third quarter of 2016, was partly offset by higher year-over-year sales of lab chemicals in the three month period due to a strong installed base. The Company expects year-over-year sales growth from existing business in the analytical instrumentation product line to improve in the fourth quarter of 2016. Sales growth in the nine month period ended September 30, 2016 was primarily driven by increased year-over-year demand for consumables and service in most major geographies partially offset by lower demand for instruments, primarily in China, Eastern Europe and Latin America. Year-over-year sales growth for the three and nine month periods in the business’ chemical treatment solutions product line was due primarily to an expansion of the customer base in the United States partially offset by lower demand in Latin America, particularly in commodity oriented markets. Sales in the business’ ultraviolet water disinfection product line continued to grow on a year-over-year basis due primarily to higher demand in municipal end-markets in the United States, Western Europe, China and Australia.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate and at a low-single digit rate during the three and nine month periods ended September 30, 2016, respectively, as compared to the comparable periods of 2015. Continued strong year-over-year demand in both periods for marking and coding equipment and related consumables in most major geographies, led by North America, drove the majority of the sales growth. Increased year-over-year demand for the business’ packaging and color solutions, primarily in the United States and Latin America, also contributed to sales growth for the three month period ended September 30, 2016 and represented stronger performance than experienced in the first half of 2016.
Operating profit margins declined 20 basis points during the three month period ended September 30, 2016 as compared to the comparable period of 2015. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2016 vs. third quarter 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 60 basis points

Third quarter 2016 vs. third quarter 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 80 basis points
Operating profit margins declined 180 basis points during the nine month period ended September 30, 2016 as compared to the comparable period of 2015. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 - 85 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 95 basis points

COST OF SALES AND GROSS PROFIT

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$4,132.1	$3,512.2	$12,298.1	$10,110.7
Cost of sales	(1,846.1)	(1,618.8)	(5,463.5)	(4,596.8)
Gross profit	$2,286.0	$1,893.4	$6,834.6	$5,513.9
Gross profit margin	55.3%	53.9%	55.6%	54.5%
The year-over-year increase in cost of sales during both the three and nine month periods ended September 30, 2016 as compared to the comparable periods in 2015, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2015 and the impact of 2015 acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisitions of Pall and Nobel Biocare.
The year-over-year increase in gross profit margins during both the three and nine month periods ended September 30, 2016 as compared to the comparable periods in 2015, is due primarily to the favorable impact of higher year-over-year sales volumes, including sales from recently acquired businesses, incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2015 and the impact of 2015 acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisitions of Pall and Nobel Biocare.

OPERATING EXPENSES

	Three Month Period Ended		Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$4,132.1	$3,512.2	$12,298.1	$10,110.7
Selling, general and administrative (“SG&A”) expenses	1,345.8	1,201.2	4,105.2	3,378.0
Research and development (“R&D”) expenses	241.1	212.2	707.1	625.3
SG&A as a % of sales	32.6%	34.2%	33.4%	33.4%
R&D as a % of sales	5.8%	6.0%	5.7%	6.2%
SG&A expenses as a percentage of sales declined 160 basis points for the three month period and were flat for the nine month period ended September 30, 2016, respectively, as compared with the comparable periods of 2015. During the three month period, increased leverage of the Company’s general and administrative cost base resulting from higher 2016 sales volumes, including sales from recently acquired businesses, incremental year-over-year cost savings associated with the restructuring and continuing productivity improvements taken in 2015 and gains related to resolution of certain acquisition-related matters were partially offset by continued investments in sales and marketing growth initiatives. For the nine month period ended September 30, 2016, increased leverage of the Company’s general and administrative cost base resulting from higher 2016 sales volumes, including sales from recently acquired businesses, incremental year-over-year cost savings associated with the restructuring and continuing productivity improvements taken in 2015 and gains related to resolution of certain acquisition-related matters were offset by continued investments in sales and marketing growth initiatives, incremental year-over-year costs associated with continued productivity actions taken in 2016, and costs incurred in preparing for the Separation.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined 20 and 50 basis points for the three and nine month periods ended September 30, 2016, respectively, as compared with the comparable periods of 2015, due primarily to lower R&D expenses as a percentage of sales in the businesses most recently acquired, particularly Pall, as well as year-over-year differences in the timing of investments in the Company’s new product development initiatives.

NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share) during the nine month period ended September 30, 2016.
During the three and nine month periods ended October 2, 2015, the Company received $43 million of cash proceeds from the sales of marketable equity securities. The Company recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share) for the three and nine month periods.
In August 2016, the Company paid $188 million of make-whole premiums associated with the early extinguishment of the Company’s Redeemed Notes. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $179 million ($112 million after-tax or $0.16 per diluted share) in the three and nine month periods ended September 30, 2016.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $44 million and $152 million for the three and nine month periods ended September 30, 2016, respectively, was $5 million and $63 million higher than the comparable periods of 2015, due primarily to the higher interest costs associated with the debt issued in connection with the 2015 acquisition of Pall. The Company expects annual interest expense to decrease by approximately $92 million as a result of the debt repayments in the third quarter of 2016.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and nine month periods ended September 30, 2016 was 15.5% and 26.6%, respectively, as compared to 16.3% and 14.8% for the three and nine month periods ended October 2, 2015, respectively.

The Company’s effective tax rate for 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. A higher tax rate associated with the loss on the early extinguishment of borrowings during the third quarter of 2016 lowered the effective tax rate by 6.0% and 1.0% for the three and nine month periods ended September 30, 2016, respectively. The gain on the sale of marketable equity securities during the first quarter of 2016 resulted in a 1.4% increase in the reported tax rate on a year-over-year basis for the nine month period ended September 30, 2016. The Company also incurred $99 million of income tax expense related to repatriation of earnings and legal entity realignments associated with the Separation and other discrete items during the nine month period ended September 30, 2016, increasing the tax rate by 5.2% for the period. The effective tax rate for the three and nine month periods ended October 2, 2015 was lowered by 0.2% and 1.2%, respectively, from releases of valuation allowances related to foreign operating losses, foreign exchange losses and expiration of statutes of limitations.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. The countries in which the Company has a significant presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain tax benefits from lower statutory tax rates outside the United States is dependent on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s financial statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed examinations of certain of the Company’s federal income tax returns through 2012 and is currently examining certain of the Company’s federal income tax returns for 2011 through 2013. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from SKAT totaling approximately DKK 1.3 billion including interest through September 30, 2016 (approximately $203 million based on the exchange rate as of September 30, 2016), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. If the SKAT claims are successful, it is likely that the Company would be assessed additional amounts for the years 2010-2012 totaling approximately DKK 794 million including interest through September 30, 2016 (approximately $120 million based on the exchange rate as of September 30, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
On October 13, 2016, the U.S. Department of the Treasury and the IRS released the final and temporary regulations (TD 9790) under Section 385 of the U.S. Internal Revenue Code addressing whether certain related-party indebtedness would be treated as equity for U.S. federal income tax purposes.  The Company is currently reviewing these regulations but does not expect a significant impact on its future effective tax rate.
The Company expects its effective tax rate related to continuing operations for the remainder of 2016 to be approximately 21.0% to 22.0% based on its projected mix of earnings. The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection which would impact the Company’s effective tax rate for the period. In addition, the tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three month period ended September 30, 2016, comprehensive income decreased $556 million as compared to the comparable period of 2015, primarily due to a decrease in net earnings in the three month period largely due to the gain on the split-off of the communications business recorded in the third quarter of 2015 partially offset by the impact from foreign currency translation adjustments. In the nine month period ended September 30, 2016, comprehensive income increased $112 million as compared to the comparable period of 2015, due to less impact from foreign currency translation adjustments than experienced in 2015, partially offset by lower net earnings in the nine month period and the change in the unrealized gains on the available-for-sale securities. For the three and nine month periods ended September 30, 2016, the Company recorded a foreign currency translation gain of $276 million and $315 million, respectively, as compared to a translation loss of $159 million and $794 million for the three and nine month periods ended October 2, 2015, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and nine month periods ended September 30, 2016.

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
Following is an overview of the Company’s cash flows and liquidity for the nine month period ended September 30, 2016:
Overview of Cash Flows and Liquidity

	Nine Month Period Ended
($ in millions)	September 30, 2016	October 2, 2015
Total operating cash flows provided by continuing operations	$2,438.5	$1,888.5

Cash paid for acquisitions	$(99.6)	$(14,207.1)
Payments for additions to property, plant and equipment	(422.1)	(351.6)
Payments for purchases of investments	—	(87.1)
Proceeds from sales of investments	264.8	43.0
All other investing activities	7.2	34.9
Total investing cash used in discontinued operations	(69.8)	(122.7)
Net cash used in investing activities	$(319.5)	$(14,690.6)

Proceeds from the issuance of common stock	$156.6	$198.1
Payment of dividends	(313.3)	(261.6)
Make-whole premiums to redeem borrowings prior to maturity	(188.1)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(2,334.2)	6,148.4
Proceeds from borrowings (maturities longer than 90 days)	3,240.9	4,950.4
Repayments of borrowings (maturities longer than 90 days)	(2,354.2)	(2.1)
All other financing activities	(26.7)	(3.3)
Cash distributions to Fortive, net	(485.3)	—
Net cash (used in) provided by financing activities	$(2,304.3)	$11,029.9

•
Operating cash flows from continuing operations increased $550 million, or approximately 29.1%, during the first nine months of 2016 as compared to the first nine months of 2015, due primarily to higher net earnings from continuing operations which also included higher noncash charges for depreciation, amortization and stock compensation partially offset by slightly higher income tax payments.

•
The Company used a portion of the Fortive Distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s Redeemed Notes). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest.

•
The Company also used cash generated from operations to reduce net outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by approximately $2.3 billion during the nine months ended September 30, 2016.

•
During the nine month period ended September 30, 2016, the Company distributed cash of $485 million, in addition to approximately $2.0 billion of noncash net assets, to Fortive in connection with the Separation.

•	As of September 30, 2016, the Company held $971 million of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $2.4 billion for the first nine months of 2016, an increase of $550 million, or approximately 29.1%, as compared to the comparable period of 2015. The year-over-year change in operating cash flows from 2015 to 2016 was primarily attributable to the following factors:

•
2016 operating cash flows benefited from higher net earnings for the first nine months of 2016 as compared to the comparable period in 2015 excluding the 2016 impact of the gain from the sale of marketable equity securities and the loss on the early extinguishment of borrowings which are included in other nonoperating income (expense). The cash flow impact of the nonoperating gain from the sale of marketable equity securities is reflected in the investing activities section of the accompanying Consolidated Condensed Statement of Cash Flows, while the cash flow impact of the nonoperating loss on the early extinguishment of borrowings is reflected in the financing activities section, and therefore, these do not contribute to operating cash flows.

•
Net earnings from continuing operations for the first nine months of 2016 reflected an increase of $214 million of depreciation and amortization expense as compared to the comparable period of 2015. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of recently acquired businesses, particularly Pall. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $271 million in operating cash flows during the first nine months of 2016, compared to $98 million used in the comparable period of 2015. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $429 million of operating cash flows during the first nine months of 2016, compared to $87 million provided in the comparable period of 2015. This source of operational cash flow resulted primarily from the timing of cash payments for income taxes incurred related to the Separation and the sale of marketable equity securities, partially offset by the timing of various employee-related liabilities.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $320 million during the first nine months of 2016 compared to approximately $14.7 billion of cash used in the first nine months of 2015. For a discussion of the Company’s acquisitions during the first nine months of 2016 refer to “—Overview” and for a discussion of the Company’s sales of marketable equity securities refer to “—Results of Operations—Nonoperating Income (Expense)”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $71 million on a year-over-year basis for the first nine months of 2016 compared to 2015 due to increased investments in other operating assets, including operating assets at newly acquired businesses such as Pall, and to a lesser extent, increases in equipment leased to customers. For the full year 2016, the Company expects capital spending to be approximately $600 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock, excess tax benefits from stock-based compensation and payments of cash dividends to shareholders. Financing activities used cash of approximately $2.3 billion during the first nine months of 2016 compared to approximately $11.0 billion of cash provided in the comparable period of 2015. The year-over-year increase in cash used in financing activities was due primarily to the repayment of the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016, the repayment of approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s Redeemed Notes), the net repayment of outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, of approximately $2.3 billion and $485 million of cash distributed to Fortive in connection with the Separation. These repayments were partially offset by approximately $3.4 billion of net proceeds received from the issuance of the Fortive Debt in June 2016.
For a description of the Company’s outstanding debt as of September 30, 2016, the debt issued (including the Fortive Debt) and debt repaid during the nine month period ended September 30, 2016 and the Company’s commercial paper programs and related credit facilities, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements. As of September 30, 2016, the Company was in compliance with all of its debt covenants.
As of September 30, 2016, Danaher had the ability to incur approximately an additional $2.5 billion of indebtedness in direct Credit Facility borrowings or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facility that were not being used to backstop outstanding commercial paper balances). In connection with the financing for the Company’s pending acquisitions, the Company expects to enter into a $3.0 billion, 364-day unsecured revolving credit facility with a syndicate of banks to provide credit support for additional commercial paper borrowings.
The Company classified its borrowings outstanding under the commercial paper programs as of September 30, 2016 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
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
Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and nine month periods ended September 30, 2016. On July 16, 2013, the Company’s Board of Directors approved the Repurchase Program authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of September 30, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

Dividends
Aggregate cash payments for dividends during the first nine months of 2016 were $313 million. The Company increased its quarterly dividend rate in both 2016 and 2015 effective with respect to the dividend paid in the second quarter of 2016 and 2015, respectively. However, as a result of the Separation in the third quarter of 2016, the Company decreased the per share amount of its quarterly dividend by 21.9% compared to the second quarter 2016 declaring a regular quarterly dividend of $0.125 per share payable on October 28, 2016 to holders of record on September 30, 2016.
For information regarding the Company’s dividend of the shares of common stock of Fortive, please refer to “—Overview.”
Cash and Cash Requirements
As of September 30, 2016, the Company held $971 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.01%. Of this amount, $383 million was held within the United States and $588 million was held outside the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, repurchase shares of the Company’s common stock, pay dividends to shareholders and support other business needs.
Danaher has approximately $4.8 billion of aggregate purchase price commitments for acquisitions subject to executed purchase agreements and expected to close in the fourth quarter of 2016, including the pending acquisition of Cepheid, and anticipates financing these obligations with available cash and proceeds from the issuance of commercial paper. In connection with the financing for the Company’s pending acquisitions, the Company expects to enter into a $3.0 billion, 364-day unsecured revolving credit facility with a syndicate of banks to provide credit support for additional commercial paper borrowings.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of September 30, 2016, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2016, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $40 million and $45 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Information related to Danaher’s contractual obligations as of December 31, 2015 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” in Part II—Item 7 of Danaher’s 2015 Annual Report. As of December 31, 2015, the Fortive businesses on a carve-out basis accounted for $82 million of the total $581 million of reported guarantees, $151 million of the reported $777 million of operating lease obligations, $333 million of the reported $888 million of purchase obligations and $705 million of the reported approximately $6.3 billion of other long-term liabilities. These obligations transferred to Fortive on July 2, 2016 as a result of the Separation.
Other than the changes noted above due to the Separation of Fortive and the additional $4.8 billion of aggregate purchase price commitments for acquisitions subject to executed purchase agreements, including the pending acquisition of Cepheid, there were no other material changes outside the ordinary course of business to the Company’s contractual obligations reported in the Company’s 2015 Annual Report on Form 10-K.
The disclosure set forth above under “—Cash and Cash Requirements” relating to outstanding purchase price obligations for acquisitions expected to close in the fourth quarter of 2016 is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes during the three month period ended September 30, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2015 Annual Report on Form 10-K. There were no material changes during the three month period ended September 30, 2016 to this information reported in the Company’s 2015 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2015 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2016 to the risk factors reported in the Company’s 2015 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three and nine month periods ended September 30, 2016.  On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of September 30, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the third quarter of 2016, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 194 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089))

10.1
Danaher Corporation 2007 Stock Incentive Plan, as amended * (incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-8 filed on September 14, 2016 (Commission File Number: 333-213629)

10.2
Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program * (incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-8 filed on September 14, 2016 (Commission File Number: 333-213631)

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Earnings for the three and nine month periods ended September 30, 2016 and October 2, 2015, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and October 2, 2015, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine month period ended September 30, 2016, (v) Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 30, 2016 and October 2, 2015, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	October 19, 2016	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	October 19, 2016	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer