Form 10-K
period 2016-12-31
DANAHER CORP /DE/
filed 2017-02-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-8089
 ____________________________________
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2200 Pennsylvania Ave. N.W., Suite 800W Washington, D.C.	20037-1701
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $.01 par value	New York Stock Exchange
€500,000,000 Floating Rate Senior Notes due 2017	New York Stock Exchange
€600,000,000 1.000% Senior Notes due 2019	New York Stock Exchange
€800,000,000 1.700% Senior Notes due 2022	New York Stock Exchange
€800,000,000 2.500% Senior Notes due 2025	New York Stock Exchange
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
As of February 9, 2017, the number of shares of Registrant’s common stock outstanding was 693,280,277. The aggregate market value of common stock held by non-affiliates of the Registrant on July 1, 2016 was $62.0 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date.
EXHIBIT INDEX APPEARS ON PAGE 110
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2017 Proxy Statement specifically incorporated herein by reference, the 2017 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
In this Annual Report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all amounts in this Annual Report refer to continuing operations.

PART I

ITEM 1. BUSINESS
General
Danaher Corporation designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. Danaher’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 60 countries. Danaher’s business consists of four segments: Life Sciences; Diagnostics; Dental; and Environmental & Applied Solutions. Danaher strives to create shareholder value primarily through three strategic priorities:

•	enhancing its portfolio in attractive science and technology markets through strategic capital allocation;

•	strengthening its competitive advantage through consistent application of the DANAHER BUSINESS SYSTEM (“DBS”) tools; and

•	consistently attracting and retaining exceptional talent.
Danaher measures its progress against these strategic priorities over the long-term based primarily on the following financial metrics:

•	core revenue growth;

•	core operating margin expansion;

•	free cash flow generation; and

•	return-on-invested capital.
The Company’s businesses use a set of growth, lean and leadership tools and processes, known as the DANAHER BUSINESS SYSTEM, which are designed to continuously improve business performance in the critical areas of quality, delivery, cost, growth and innovation. Within the DBS framework, the Company pursues a number of ongoing strategic initiatives relating to idea generation, product development and commercialization, global sourcing of materials and services, manufacturing improvement and sales and marketing.
To further these objectives, the Company also acquires businesses that either strategically fit within its existing business portfolio or expand its portfolio into a new and attractive business area. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions also provide the Company access to important new technologies and domain expertise. Danaher believes there are many acquisition opportunities available within its targeted markets. The extent to which Danaher consummates and effectively integrates appropriate acquisitions will affect its overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may dispose of businesses that are deemed not to fit with its strategic plan or are not achieving the desired return on investment.
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
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution.
Sales in 2016 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s customer is made) were: North America, 40% (including 38% in the United States); Europe, 28%; Asia/Australia, 24% and all other regions, 8%. For additional information regarding sales by geography, refer to Note 19 to the Consolidated Financial Statements included in this Annual Report. The spin-off of Fortive in the third quarter of 2016 changed the geographic mix of sales for Danaher, as the Fortive businesses realize a lower percentage of overall sales from outside North America than the Danaher businesses remaining after the Separation.
Reportable Segments
The table below describes the percentage of total annual revenues attributable to each of the four segments over each of the last three years ended December 31, 2016. For additional information regarding sales, operating profit and identifiable assets by segment, refer to Note 19 to the Consolidated Financial Statements included in this Annual Report. Unless otherwise indicated, references to sales in this Annual Report refer to sales from continuing operations.

	2016	2015	2014
Life Sciences	32%	23%	19%
Diagnostics	30%	33%	36%
Dental	16%	19%	17%
Environmental & Applied Solutions	22%	25%	28%
LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment, through its Pall Corporation (“Pall”) business, is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors. Sales in 2016 for this segment by geographic destination were: North America, 35%; Europe, 31%; Asia/Australia, 28% and all other regions, 6%.

Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall Corporation in 2015 and Phenomenex in 2016. The Life Sciences segment consists of the following businesses.
Microscopy—The microscopy business is a leading global provider of professional microscopes designed to manipulate, preserve and capture images of and enhance the user’s visualization and analysis of microscopic structures. The Company’s microscopy products include:

•	laser scanning (confocal) microscopes;

•	compound microscopes and related equipment;

•	surgical and other stereo microscopes; and

•	specimen preparation products for electron microscopy.
Typical users of these products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters.
Mass Spectrometry—The business is a leading global provider of high-end mass spectrometers as well as related consumable chromatography columns and sample preparation extraction products. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. The mass spectrometers utilize various combinations of quadrupole, time-of-flight and ion trap technologies, and are typically used in conjunction with a liquid chromatography instrument. The business’ mass spectrometer systems and related products are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. To support installations around the world, the business provides implementation, validation, training, maintenance and support from the global services network. Typical users of these mass spectrometry products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians. The business also provides high-performance bioanalytical measurement systems, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.
The business also offers workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and capillary electrophoresis instrumentation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; and particle characterization instrumentation. Researchers use these products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development and typical users include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
Filtration—Danaher entered the filtration, separation and purification technologies segment in 2015 through the acquisition of Pall. Pall is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, consisting primarily of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. Pall’s core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:

•
Life Sciences. Pall’s life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical, food and beverage and medical customers. In the biopharmaceutical area, the business sells a broad line of filtration and purification technologies, single use bioreactors and associated accessories, hardware and engineered systems primarily to pharmaceutical and biopharmaceutical companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant area of growth for Pall in the biopharmaceutical area. The business also serves the filtration needs of the beer, wine, dairy, alcohol-free beverage, bottled water, and food ingredient markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste. In the medical area, hospitals use the Company’s breathing circuit and intravenous filters and water filters to help control the spread of infections.

•
Industrial. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. Pall’s industrial technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as semiconductor equipment, airplanes, oil refineries, power generation turbines, petrochemical plants, municipal water plants and mobile mining equipment. Within these end-markets, demand is driven by end-users and original equipment manufacturers (“OEM”) seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations.

Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” The life sciences business generally markets its products under the BECKMAN COULTER, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX brands. Manufacturing facilities are located in Europe, Australia, Asia and North America. The business sells to customers through direct sales personnel and independent distributors.
DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2016 for this segment by geographic destination were: North America, 38%; Europe, 24%; Asia/Australia, 30% and all other regions, 8%.
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Leica Microsystems in 2005, Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The diagnostics business consists of the clinical laboratory (or clinical lab), molecular, critical care and anatomical pathology diagnostics businesses.
Clinical Lab Diagnostics—The clinical lab business is a leading manufacturer and marketer of biomedical testing instruments, systems and related consumables that are used to evaluate and analyze samples made up of body fluids, cells and other substances. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physicians’ office settings. The business offers the following products:

•
chemistry systems use electrochemical detection and chemical reactions with patient samples to detect and quantify substances of diagnostic interest in blood, urine and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins and enzymes, as well as tests to detect urinary tract infections and kidney and bladder disease.

•
immunoassay systems also detect and quantify biochemicals of diagnostic interest (such as proteins and hormones) in body fluids, particularly in circumstances where more specialized diagnosis is required. Commonly performed immunoassay tests assess thyroid function, screen and monitor for cancer and cardiac risk and provide important information in fertility and reproductive testing.

•
hematology and flow cytometry products for cellular analysis. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets). The business’ flow cytometry products rapidly sort, identify, categorize and characterize multiple types of cells in suspension, allowing clinicians to determine cell types and characteristics and analyze specific cell populations based on molecular differences which is critical to HIV and leukemia diagnosis and monitoring.

•
microbiology systems are used for the identification of bacteria and antibiotic susceptibility testing (ID/AST) from human clinical samples, to detect and quantify bacteria related to microbial infections in urine, blood, and other body fluids, and to detect infections such as urinary tract infections, pneumonia and wound infections. The business’ technology enables direct testing of clinical isolates to ensure reliable detection of resistance to antibiotics.

•
automation systems that reduce manual operation and associated cost and errors from the pre-analytical through post-analytical stages including sample barcoding/information tracking, centrifugation, aliquotting, storage and conveyance. These systems along with the analyzers described above are controlled through laboratory level software that enables laboratory managers to monitor samples, results and lab efficiency.

Typical users of the segment’s clinical lab products include hospitals, physician’s offices, veterinary laboratories, reference laboratories and pharmaceutical clinical trial laboratories.
Molecular Diagnostics—The molecular diagnostics business, which is primarily derived from Danaher’s acquisition of Cepheid in 2016, is a leading manufacturer and marketer of biomedical testing instruments, systems and related consumables that enable DNA-based testing for organisms and genetic-based diseases in both clinical and non-clinical markets. The business’ products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. The business’ systems commonly test for health care-associated infections (such as MRSA and C diff.), respiratory disease (such as tuberculosis and influenza), sexual health (such as gonorrhea and chlamydia) and virology (such as HIV and hepatitis). Typical users of the business’ products include reference laboratories, hospital central laboratories and satellite testing locations such as emergency departments and intensive care units within hospitals as well as physician offices.
Critical Care Diagnostics—The critical care diagnostics business is a leading worldwide provider of instruments, software and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers, as well as for anemia and high-sensitivity glucose testing. Typical users of these products include hospital central laboratories, intensive care units, hospital operating rooms, hospital emergency rooms, physician’s office laboratories and blood banks.
Anatomical Pathology Diagnostics—The anatomical pathology diagnostics business is a leader in the anatomical pathology industry, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. The anatomical pathology diagnostics products include minimally invasive, vacuum-assisted breast biopsy collection instruments; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; chemical and immuno-staining instruments, reagents, antibodies and consumables; slide coverslipping and slide/cassette marking instruments; and imaging instrumentation including slide scanners, microscopes, cameras and software solutions to store, share and analyze pathology images digitally. Typical users of these products include pathologists, lab managers and researchers.
Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, ease of use, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” The diagnostics business generally markets its products under the APERIO, BECKMAN COULTER, CEPHEID, HEMOCUE, IRIS, LEICA BIOSYSTEMS, MAMMATOME, RADIOMETER and SURGIPATH brands. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers primarily through direct sales personnel and, to a lesser extent, through independent distributors.
DENTAL
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Sales in 2016 for this segment by geographic destination were: North America, 51%; Europe, 29%; Asia/Australia, 15% and all other regions, 5%.
Danaher entered the dental business in 2004 through the acquisitions of KaVo and Gendex and has enhanced the geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006, PaloDEx Group Oy in 2009 and Nobel Biocare Holding AG (“Nobel Biocare”) in 2014. Today, the dental businesses develop, manufacture and market the following dental consumables and dental equipment:

•	implant systems, dental prosthetics and associated treatment planning software;

•	orthodontic bracket systems and lab products;

•	endodontic systems and related consumables;

•	restorative materials and instruments including rotary burrs, impression materials, bonding agents and cements;

•	infection prevention products;

•	digital imaging systems and software and other visualization and magnification systems;

•	air and electric powered handpieces and associated consumables; and

•	treatment units.
Typical customers and users of these products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, as well as educational, medical and governmental entities. Dental professionals choose dental products based on a number of factors including product performance, innovation, the product’s capacity to enhance productivity and the other factors described under “—Competition.” The dental products are marketed primarily under the DEXIS, iCAT, IMPLANT DIRECT, INSTRUMENTARIUM DENTAL, KAVO, KERR, NOBEL BIOCARE, ORMCO, PELTON & CRANE, PENTRON, SOREDEX, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in Europe, North America, South America and Asia. Sales are primarily made through independent distributors and, to a lesser extent, through direct sales personnel.
ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. Sales in 2016 for this segment by geographic destination were: North America, 42%; Europe, 28%; Asia/Australia, 16% and all other regions, 14%. The Company’s Environmental & Applied Solutions segment consists of the following lines of business.
Water Quality
The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground, source and ocean water in residential, commercial, industrial and natural resource applications. Danaher entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and has enhanced the geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. The water quality business designs, manufactures and markets:

•
a wide range of analytical instruments, software and related consumables and services that detect and measure chemical, physical, and microbiological parameters in ultra-pure, potable, waste, ground, source and ocean water;

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

Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants and industrial process water and wastewater treatment facilities, third-party testing laboratories and environmental field operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, application expertise, product performance and ease of use, the comprehensiveness of the supplier’s product offering, after-sales service and support and the other factors described under “—Competition.” The water quality business provides products under a variety of brands, including CHEMTREAT, HACH, MCCROMETER and TROJAN TECHNOLOGIES. Manufacturing facilities are located in North America, Europe, Asia and Latin America. Sales are made through the business’ direct sales personnel, e-commerce, independent representatives and independent distributors.
Product Identification
The Company’s product identification business provides equipment, consumables, software and services for various printing, marking, coding, traceability, packaging, design and color management applications on consumer, pharmaceutical and industrial products. Danaher entered the product identification market through the acquisition of Videojet in 2002, and has expanded the product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003, Linx Printing Technologies PLC in 2005, EskoArtwork in 2011, X-Rite in 2012 and Laetus in 2015. The product identification businesses design, manufacture, and market the following products and services:

•
the business provides a variety of equipment and solutions used to give products unique identities by printing date, lot and bar codes and other information on primary and secondary packaging. The business’ equipment can apply high-

quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of production line speeds, angles and locations on a product or package. The business’ track and trace and vision inspection solutions help pharmaceutical and consumer goods manufacturers safeguard the authenticity of their products through supply chains.

•
the business is a leading global provider of software for packaging, label and display artwork creation, structural design, and pre-press applications workflow automation, digital asset management, quality assurance and online collaboration. The business also provides flexo computer-to-plate imagers and digital finishing systems for packaging, sign and display printers.

•
the business provides innovative color solutions through measurement systems, software, color standards and related services. The business’ expertise in inspiring, selecting, measuring, formulating, communicating and matching color helps users improves the quality and effectiveness of their products and reduces costs.

Typical users of the product identification business’ products include food and beverage manufacturers, pharmaceutical manufacturers, retailers, packaging converters and printers, graphic design firms, and paints, plastics and textile manufacturers. Customers in these industries choose suppliers based on a number of factors, including printer speed and accuracy, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” The product identification products are primarily marketed under the ESKO, FOBA, LAETUS, LINX, PANTONE, VIDEOJET and X-RITE brands. Manufacturing facilities are located in North America, Europe, South America, and Asia. Sales are generally made through the business’ direct sales personnel and independent distributors.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities. The Company purchases raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2016 the Company had no raw material shortages that had a material effect on the business. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
Intellectual Property
The Company owns numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent (or related group of patents), trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. From time to time the Company engages in litigation to protect its intellectual property rights. For a discussion of risks related to the Company’s intellectual property, refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher.
Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company does. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a market leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Seasonal Nature of Business
General economic conditions impact the Company’s business and financial results, and certain of its businesses experience seasonal and other trends related to the industries and end-markets that they serve. For example, European sales are often weaker in the summer months and medical and capital equipment sales are often stronger in the fourth quarter. However, as a whole, the Company is not subject to material seasonality.
Working Capital
The Company maintains an adequate level of working capital to support its business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, the Company’s sales and payment terms are generally similar to those of its competitors.

Backlog
The following sets forth the unfulfilled orders attributable to each of the four segments as of December 31 ($ in millions):

	2016	2015
Life Sciences	$981.9	$1,010.3
Diagnostics	267.6	236.6
Dental	43.9	49.8
Environmental & Applied Solutions	465.8	410.2
Total	$1,759.2	$1,706.9
The Company expects that a large majority of the unfilled orders as of December 31, 2016 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of the Company’s products and the shortening of product life cycles, the Company believes that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.

Employee Relations
As of December 31, 2016, the Company employed approximately 62,000 persons, of whom approximately 21,000 were employed in the United States and approximately 41,000 were employed outside of the United States. Of the United States employees, approximately 400 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, refer to “Item 1A. Risk Factors.”

Research and Development
The following sets forth research and development expenditures for the years ended December 31, by segment and in the aggregate ($ in millions):

	2016	2015	2014
Life Sciences	$277.2	$201.3	$172.8
Diagnostics	367.8	351.3	333.8
Dental	142.8	133.8	82.4
Environmental & Applied Solutions	187.3	175.0	180.4
Total	$975.1	$861.4	$769.4
The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. The Company’s research and development efforts include internal initiatives and those that use licensed or acquired technology. The Company generally conducts research and development activities on a business-by-business basis, primarily in North America, Europe and Asia, although it does conduct certain research and development activities on a centralized basis. The Company anticipates that it will continue to make significant expenditures for research and development as it seeks to provide a continuing flow of innovative products to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.” Customer-sponsored research and development was not significant in 2016, 2015 or 2014.
Government Contracts
Although the substantial majority of the Company’s revenue in 2016 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
Regulatory Matters
The Company faces extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of its products and services. The following sections describe certain significant regulations that the Company is subject to. These are not the only regulations that the Company’s businesses must comply with. For a description of the risks related to the regulations that the Company’s businesses are subject to, refer to “Item 1A. Risk Factors.”
Environmental Laws and Regulations
For a discussion of the environmental laws and regulations that the Company’s operations, products and services are subject to and other environmental contingencies, refer to Note 16 to the Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to “Item 1A. Risk Factors.”
Medical Device and Other Health Care Regulations
Certain of the Company’s products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). The Company’s medical device products are also regulated by comparable agencies in non-U.S. countries where the Company’s products are sold.
The FDA’s regulatory requirements include:

•	Establishment Registration. The Company must register with the FDA each facility where regulated products are developed or manufactured. The FDA periodically inspects these facilities.

•
Marketing Authorization. The Company must obtain FDA clearance or approval to begin marketing a regulated, 510(k)-non-exempted product in the United States. For some of the Company’s products, this clearance is obtained by submitting a 510(k) pre-market notification, which generally provides data on the design and performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Other of the Company’s products must go through a formal pre-market approval process which includes the review of non-clinical laboratory studies, clinical investigations, and information on the design and manufacture of the device as well as the successful completion of a pre-market approval inspection by the FDA.

•
Quality Systems. The Company is required to establish a quality system that includes clearly defined processes and procedures for ensuring regulated products are developed, manufactured and distributed in accordance with specified standards. The Company also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•
Labeling. The labeling for regulated products must contain specified information and in some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling. The FDA and other federal, state and non-U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U. S. Department of Justice, and various state Attorneys General) also monitor the manner in which the Company promotes and advertises its products. Although physicians may use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, the FDA prohibits manufacturers from promoting products for such “off-label” uses.

•
Imports and Exports. The FDCA establishes requirements for importing products into and exporting products from the United States. In general, any limitations on importing and exporting products apply only to products that have not received U.S. marketing clearance or approval.

•
Post-Market Reporting. After regulated products have been distributed to customers, the Company may receive product complaints requiring the Company to investigate and report to the FDA certain events involving the products. The Company also must notify the FDA when the Company conducts recalls involving its products.

In the European Union, a single regulatory approval process exists, and conformity with the applicable legal requirements is represented by the CE mark. To obtain a CE mark, medical devices must meet minimum standards of performance, safety, and quality (known as the Essential Requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. An organization accredited by an EU Member State to certify whether a product meets the Essential Requirements, also known as a Notified Body, assesses the quality management systems of the device’s manufacturer and the device’s conformity to the essential and other requirements within the EU Medical Device or In Vitro Diagnostic Directives. Our medical device companies are also subject to quality system audits by Notified Bodies for compliance and certification to the EU standards. The national regulatory agencies of the EU countries (otherwise known as Competent Authorities), generally in the form of their ministries or departments of health, also oversee the clinical research for medical devices, can conduct their own compliance audits and are responsible for post-market surveillance of products once they are placed on the EU market. The Company is required to report device failures and injuries potentially related to product use to these authorities in a timely manner.
A number of other countries, including but not limited to Australia, Brazil, Canada, China and Japan, have also adopted or are in the process of adopting regulations and standards for medical devices sold in those countries.
In addition to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws, the Company is also subject to various health care related laws regulating fraud and abuse, pricing and sales and marketing practices and the privacy and security of health information, including the United States federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the United States federal regulations discussed above and below.

•
The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information and requires the Company to report certain security breaches with respect to such information.

•
The Stark Law prohibits health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider.

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

In addition:

•
certain of the Company’s products utilize radioactive material, and the Company is subject to federal, state, local and non-U.S. regulations governing the management, storage, handling and disposal of these materials; and

•
some of the Company’s in vitro diagnostic drugs-of-abuse assays and reagents contain small amounts of controlled substances, and as a result some of the Company’s facilities are inspected periodically by the United States Drug Enforcement Administration to ensure that the Company properly handles, stores, and disposes of controlled substances in the manufacture of those products.

For a discussion of risks related to the Company’s regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, refer to “Item 1A. Risk Factors.”
Export/Import Compliance
The Company is required to comply with various U.S. export/import control and economic sanctions laws, including:

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
Other nations’ governments have implemented similar export and import control regulations, which may affect the Company’s operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, refer to “Item 1A. Risk Factors.”

International Operations
The Company’s products and services are available worldwide, and its principal markets outside the United States are in Europe and Asia. The Company also has operations around the world, and this geographic diversity allows the Company to draw on the skills of a worldwide workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products. In addition, the Company believes that future growth depends in part on its ability to continue developing products and sales models that successfully target emerging markets (also referred to in this Annual Report as “high-growth markets”). The Company defines high-growth markets as developing markets of the world experiencing rapid growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia).
The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for the years ended December 31, by segment and in the aggregate, based on geographic destination:

	2016	2015	2014
Life Sciences	68%	64%	67%
Diagnostics	63%	63%	65%
Dental	54%	54%	54%
Environmental & Applied Solutions	61%	60%	62%
Total	62%	61%	63%

The table below describes property, plant and equipment, net located outside the United States as of December 31, as a percentage of total property, plant and equipment, net, by segment and in the aggregate:

	2016	2015	2014
Life Sciences	48%	41%	85%
Diagnostics	51%	54%	50%
Dental	51%	57%	61%
Environmental & Applied Solutions	39%	39%	42%
Total	49%	48%	52%
For additional information related to revenues and long-lived assets by country, refer to Note 19 to the Consolidated Financial Statements included in this Annual Report and for information regarding deferred taxes by geography, refer to Note 12 to the Consolidated Financial Statements included in this Annual Report.
The manner in which the Company’s products and services are sold outside the United States differs by business and by region. Most of the Company’s sales in non-U.S. markets are made by its subsidiaries located outside the United States, though the Company also sells directly from the United States into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, the Company generally sells through representatives and distributors.
Financial information about the Company’s international operations is contained in Note 19 to the Consolidated Financial Statements included in this Annual Report and information about the effects of foreign currency fluctuations on its business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to the Company’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2016, 2015 or 2014.
Available Information
The Company maintains an internet website at www.danaher.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Danaher’s internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government fiscal, tax, trade and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products and services (in this Annual Report, references to products and services also includes software), limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

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

Although we have been able to access the commercial paper and other capital markets through the date of this report, there can be no assurances that such markets will remain available to us or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. In addition, significant shifts in industry market share can occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.

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
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products and services with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and services and technological innovations;

•	differentiate our offerings from our competitors’ offerings and avoid commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;

•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	obtain necessary regulatory approvals of appropriate scope, including with respect to medical device products by demonstrating satisfactory clinical results where applicable; and

•	stimulate customer demand for and convince customers to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials and drugs-of abuse (or the manufacture and sale of products containing any such materials). We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Even after initial regulatory clearance or approval, if safety issues arise we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information, including the federal regulations described in “Item 1. Business—Regulatory Matters.”
Failure to comply with applicable regulations could result in the adverse effects referenced below under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.” Compliance with regulations may also require us to incur significant expenses.
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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), health care austerity measures in other countries and other potential health care reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Some countries also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations or through compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
the PPACA imposes on medical device manufacturers, such as Danaher, a 2.3% excise tax on U.S. sales of certain medical devices. While the excise tax has been suspended until the end of 2017, it may be reinstated in 2018 or beyond.

•
governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, forming group purchasing organizations to improve their purchasing leverage and using competitive bid processes to procure health care products and services.

These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have increased our tax liabilities and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services and increase our compliance and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business and financial statements.
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
Our acquisition of businesses (including our recent acquisitions of Pall and Cepheid), joint ventures and strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more material transactions; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. Acquisitions, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:

•
any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it or not perform in accordance with our anticipated timetable, or we could fail to make such business profitable.

•
we may incur or assume significant debt in connection with our acquisitions, joint ventures or strategic relationships, which could also cause a deterioration of Danaher’s credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.

•	acquisitions, joint ventures or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period-to-period.

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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute the Company’s earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
We could incur significant liability if the 2016 spin-off of Fortive or the 2015 split-off of our communications business is determined to be a taxable transaction.
We have received opinions from outside tax counsel to the effect that the separation and distribution of each of Fortive in 2016 and our communications business in 2015 qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. These opinions rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the respective opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the Internal Revenue Service (“IRS”) could determine on audit that either or both separations are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the respective opinion. If either transaction is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
Potential indemnification liabilities pursuant to the 2016 spin-off of Fortive and the 2015 split-off of our communications business could materially and adversely affect our business and financial statements.
We entered into a separation and distribution agreement and related agreements with Fortive to govern the Separation and the relationship between the two companies going forward. We entered into similar agreements with NetScout Systems, Inc. in connection with the split-off of our communications business. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify the other parties under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
A significant disruption in, or breach in security of, our information technology systems or violation of data privacy laws could adversely affect our business, reputation and financial statements.
We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities. In addition, some of our remote monitoring products and services incorporate software and information technology that may house personal data. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the new EU General Data Protection Regulation will impose significantly stricter requirements in how we collect and process personal data. Several countries, such as China and Russia, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business, reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes and impose end-of-life disposal and take-back programs. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program has been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, refer to Note 16 to the Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2016 will have a material effect on our financial statements.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:

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

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and non-monetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. For additional information regarding these risks, refer to “Item 1. Business—Regulatory Matters.”
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2016, the net carrying value of our goodwill and other intangible assets totaled approximately $35.6 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Refer to the MD&A for a discussion of the factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of these factors may be substantially different from period-to-period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in the MD&A and the Company’s financial statements. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax assets or liabilities may differ from actual payments, assessments or receipts. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. In addition, any significant change to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
Recent legislative proposals seek to limit the ability of foreign-owned corporations to deduct interest expense, tax the accumulated unrepatriated earnings of foreign subsidiaries of U.S. corporations, impose a minimum tax on the future offshore earnings of U.S. multinational groups and make other changes in the taxation of multinational corporations. Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2016 will have a material effect on our financial statements.
If we do not or cannot adequately protect our intellectual property, or if third-parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.
Third-parties may claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third-parties alleging intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our business, including our competitive position, and financial statements. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
The United States government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third-party if we fail to achieve practical application of the intellectual property.
Certain technology licensed by us under agreements with third-party licensors may be subject to government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the United States government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third-party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense.
Defects and unanticipated use or inadequate disclosure with respect to our products or services (including software) could adversely affect our business, reputation and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of product issues.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost revenue, as well as negative publicity and damage to our reputation that could reduce demand for our products.
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.
As of December 31, 2016, we had approximately $12.3 billion in outstanding indebtedness. In addition, as of December 31, 2016 we had the ability to incur approximately an additional $1.1 billion of indebtedness in direct borrowings or under outstanding commercial paper facilities based on the amounts available under the Company’s $7.0 billion of credit facilities which were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.
Our current revolving credit facilities and long-term debt obligations also impose certain restrictions on us; for more information refer to the MD&A. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to maintain the credit ratings assigned to us by independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our business and financial statements.
Certain of our businesses rely on relationships with collaborative partners and other third-parties for development, supply and marketing of certain products and potential products, and such collaborative partners or other third-parties could fail to perform sufficiently.
We believe that for certain of our businesses, success in penetrating target markets depends in part on their ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky because, among other things, our collaborative partners (1) may not devote sufficient resources to the success of our collaborations; (2) may not obtain regulatory approvals necessary to continue the collaborations in a timely manner; (3) may be acquired by other companies and decide to terminate our collaborative partnership or become insolvent; (4) may compete with us; (5) may not agree with us on key details of the collaborative relationship; (6) may not have sufficient capital resources; and (7) may not agree to renew existing collaborations on acceptable terms. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs, which could adversely affect our business and financial statements.

Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, we could experience lower margins and profitability and our financial statements could be adversely affected.
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third-parties for use in our manufacturing operations. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial statements.
Changes in governmental regulations may reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, the adoption of new regulations which our products and services are not positioned to address or the repeal of existing regulations, could adversely affect demand. In addition, regulatory deadlines may result in substantially different levels of demand for our products and services from period-to-period.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our financial statements and business, including our productivity and reputation.

International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2016, approximately 62% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including changes in tax laws;

•	limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and business, including our growth rate.
The results of the EU membership referendum in the United Kingdom could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.
The results of the United Kingdom’s referendum on EU membership, advising for the exit of the United Kingdom from the EU, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU and increased regulatory complexities. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Danaher’s corporate headquarters are located in Washington, D.C. in a facility that the Company leases. As of December 31, 2016, the Company had facilities in over 60 countries, including approximately 242 significant manufacturing and distribution facilities. 112 of these facilities are located in the United States in over 25 states and 130 are located outside the United States in over 34 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, South America and Australia. These facilities cover approximately 21 million square feet, of which approximately 11 million square feet are owned and approximately 10 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant facilities by business segment is:

•	Life Sciences, 72;

•	Diagnostics, 77;

•	Dental, 46; and

•	Environmental & Applied Solutions, 47.
The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Company believes its properties and equipment have been well-maintained. Refer to Note 15 to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 9, 2017. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	65	Chairman of the Board	1984
Mitchell P. Rales	60	Chairman of the Executive Committee	1984
Thomas P. Joyce, Jr.	56	Chief Executive Officer and President	2002
Daniel L. Comas	53	Executive Vice President and Chief Financial Officer	1996
Rainer M. Blair	52	Executive Vice President	2014
William K. Daniel II	52	Executive Vice President	2006
Brian W. Ellis	50	Senior Vice President – General Counsel	2016
William H. King	49	Senior Vice President – Strategic Development	2005
Angela S. Lalor	51	Senior Vice President – Human Resources	2012
Robert S. Lutz	59	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	50	Senior Vice President – Corporate Development	2004
Steven M. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Danaher’s Chairman of the Board since 1984. He was also CEO of the Company from 1984 to 1990. Mr. Rales is also a member of the board of directors of Fortive Corporation, and is a brother of Mitchell P. Rales.
Mitchell P. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Chairman of the Executive Committee of Danaher since 1984. He was also President of the Company from 1984 to 1990.  Mr. Rales is also a member of the board of directors of Colfax Corporation and of Fortive Corporation, and is a brother of Steven M. Rales.
Thomas P. Joyce, Jr. has served on Danaher’s Board of Directors and as Danaher’s President and Chief Executive Officer since September 2014 after serving as Executive Vice President - CEO Designate from April 2014 to September 2014 and as Executive Vice President from 2006 to April 2014.
Daniel L. Comas has served as Executive Vice President and Chief Financial Officer since 2005.
Rainer M. Blair has served as Executive Vice President since 2017 after serving as Vice President - Group Executive from March 2014 until January 2017 and as President of Danaher’s Sciex business from January 2011 to March 2014.
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
William H. King has served as Senior Vice President – Strategic Development since May 2014 after serving as Vice President – Strategic Development from 2005 to May 2014.
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
Robert S. Lutz has served as Senior Vice President – Chief Accounting Officer since February 2010.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 9, 2017, there were approximately 2,700 holders of record of Danaher’s common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends declared per share, in each case for the periods described below, were as follows:

	2016 (d)				2015 (d)
	High	Low	Dividends Per Share		High	Low	Dividends Per Share
First quarter	$95.89	$81.25	$0.16	(a)	$88.10	$81.25	$0.135	(c)
Second quarter	102.79	92.45	0.16		90.25	81.59	0.135
Third quarter	82.64	76.15	0.125	(b)	92.92	82.30	0.135
Fourth quarter	81.30	75.71	0.125		97.62	86.52	0.135

(a)	The Company increased its quarterly dividend rate in the first quarter of 2016 to $0.16 per share.

(b)	Subsequent to the Separation of Fortive, the Company reduced its quarterly dividend rate to $0.125 per share.

(c)	The Company increased its quarterly dividend rate in the first quarter of 2015 to $0.135 per share.

(d)	The stock prices in the above table on or prior to July 2, 2016, the date of the Fortive Separation, have not been adjusted for the Separation.
Our payment of dividends in the future will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant. For a description of the distribution of the issued and outstanding common stock of Fortive pursuant to the Separation, refer to Note 3 to the Consolidated Financial Statements included in this Annual Report.
Issuer Purchases of Equity Securities
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the disposition of the Company’s communications business to NetScout Systems, Inc. (“NetScout”) in 2015, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2016, 2015 or 2014. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report for discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company’s communications business to NetScout.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2016, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 21 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2016		2015		2014		2013		2012
Sales	$16,882.4		$14,433.7		$12,866.9		$12,360.9		$11,720.8
Operating profit	2,750.9		2,162.2		2,045.0		1,929.9		1,812.9
Net earnings from continuing operations	2,153.4	(a)(b)	1,746.7	(d)	1,638.7	(f)	1,742.9	(g)	1,404.3
Earnings from discontinued operations, net of income taxes	400.3		1,610.7	(c)	959.7	(e)	952.1		987.9	(h)
Net earnings	$2,553.7	(a)(b)	$3,357.4	(c)(d)	$2,598.4	(e)(f)	$2,695.0	(g)	$2,392.2	(h)
Net earnings per share from continuing operations:
Basic	$3.12	(a)(b)	$2.50	(d)	$2.33	(f)	$2.50	(g)	$2.03
Diluted	$3.08	(a)(b)	$2.47	(d)	$2.29	(f)	$2.46	(g)	$1.98
Net earnings per share from discontinued operations:
Basic	$0.58		$2.31	(c)	$1.37	(e)	$1.37		$1.42	(h)
Diluted	$0.57		$2.27	(c)	$1.34	(e)	$1.34		$1.39	(h)
Net earnings per share:
Basic	$3.69	(a)(b) *	$4.81	(c)(d)	$3.70	(e)(f)	$3.87	(g)	$3.45	(h)
Diluted	$3.65	(a)(b)	$4.74	(c)(d)	$3.63	(e)(f)	$3.80	(g)	$3.36	(h) *
Dividends declared per share	$0.57	(i)	$0.54	(j)	$0.40	(k)	$0.10		$0.10
Total assets	$45,295.3		$48,222.2		$36,991.7		$34,672.2		$32,941.0
Total debt	$12,269.0		$12,870.4		$3,473.4		$3,499.0		$5,343.1

(a)
Includes $223 million ($140 million after-tax or $0.20 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(b)
Includes $179 million ($112 million after-tax or $0.16 per diluted share) loss on extinguishment of borrowings, net of certain deferred gains. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(c)
Includes $767 million after-tax gain ($1.08 per diluted share) on disposition of the Company’s communications business. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report for additional information.

(d)
Includes $12 million ($8 million after-tax or $0.01 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(e)	Includes $34 million ($26 million after-tax or $0.04 per diluted share) gain on sale of the Company’s electric vehicle systems (“EVS”)/hybrid product line.

(f)
Includes $123 million ($77 million after-tax or $0.11 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(g)
Includes $230 million ($144 million after-tax or $0.20 per diluted share) gain on sale of the Company’s investment in the Apex Tool Group, LLC (“Apex”) joint venture and $202 million ($125 million after-tax or $0.18 per diluted share) gain on sale of certain marketable equity securities.

(h)	Includes $149 million ($94 million after-tax or $0.13 per diluted share) gain on sale of the Company’s Accu-Sort and Kollmorgen Electro-Optical businesses.

(i)
The Company increased its quarterly dividend rate in 2016 to $0.16 per share and subsequently reduced its quarterly dividend rate to $0.125 per share as a result of the Separation of Fortive in the third quarter of 2016.

(j)	The Company increased its quarterly dividend rate in 2015 to $0.135 per share.

(k)	The Company increased its quarterly dividend rate in 2014 to $0.10 per share.

*	Net earnings per share amounts do not add due to rounding.

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
This discussion and analysis should be read along with Danaher’s audited financial statements and related Notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 included in this Annual Report. Unless otherwise indicated, references to sales in this Annual Report refer to sales from continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s objectives and methodologies for delivering shareholder value. Danaher is a multinational corporation with global operations. During 2016, approximately 62% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. Given the broad range of products manufactured, services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated sales for the year ended December 31, 2016 increased 17.0% as compared to 2015. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased at a similar rate in 2016 as compared to 2015. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year sales growth from existing businesses of 3.0% (for the definition of “sales from existing businesses,” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to year-over-year sales growth from existing businesses during 2016. Sales growth rates from existing businesses in high-growth markets grew at a high-single digit rate in 2016 as compared to 2015 led by strength in China, India and Latin America partially offset by weakness in Eastern Europe. High-growth markets represented approximately 29% of the Company’s total sales in 2016. Sales from existing businesses in developed markets grew at a low-single digit rate in 2016 as compared to 2015 and were driven by North America and Western Europe.

The acquisitions of Pall and Cepheid, as further discussed below, provide additional sales and earnings growth opportunities for the Company’s Life Sciences and Diagnostics segments, respectively, by expanding each segment’s geographic and product line diversity, including new and complementary product and service offerings in the area of life sciences, filtration, separation and purification technologies (in the case of Pall) and molecular diagnostics (in the case of Cepheid), and through the potential future acquisition of complementary businesses. As Pall and Cepheid are integrated into the Company, the Company also expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company, Pall and Cepheid.
Fortive Separation
On July 2, 2016, Danaher completed the Separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution.
During the second quarter of 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation (“Fortive Distribution”). Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s 5.625% senior unsecured notes due 2018, 5.4% senior unsecured notes due 2019 and 3.9% senior unsecured notes due 2021 (collectively the “Redeemed Notes”)). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company has also used, and intends to use, the balance of the Fortive Distribution to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Separation and approximately $6.1 billion in 2015.
As a result of the Separation, the Company incurred $48 million in Separation-related costs during the year ended December 31, 2016 which are included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees and tax liabilities incurred upon the Separation.
Acquisitions
On November 4, 2016, Copper Merger Sub, Inc., a California corporation and an indirect, wholly-owned subsidiary of the Company acquired all of the outstanding shares of common stock of Cepheid, a California corporation, for $53.00 per share in cash, for a total purchase price of approximately $4.0 billion, including assumed debt and net of acquired cash (the “Cepheid Acquisition”). Cepheid is a leading global molecular diagnostics company that develops, manufactures and markets accurate and easy to use molecular systems and tests and is now part of the Company’s Diagnostics segment. Cepheid generated revenues of $539 million in 2015. The Company financed the Cepheid acquisition price with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper.
In addition to the Cepheid Acquisition, during 2016 the Company acquired seven businesses for total consideration of $882 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these seven businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $237 million.
For a discussion of the Company’s 2015 and 2014 acquisition and disposition activity, refer to “Liquidity and Capital Resources—Investing Activities”.
Sale of Investments
The Company received $265 million of cash proceeds from the sale of certain marketable equity securities during 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).

For a discussion of the Company’s 2015 and 2014 sale of investments activity, refer to “Liquidity and Capital Resources—Investing Activities”.

RESULTS OF OPERATIONS
In this report, references to sales from existing businesses refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating easier comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the application of the Danaher Business System.
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	17.0%	12.0%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	3.0%	3.5%
Acquisitions	15.0%	15.5%
Currency exchange rates	(1.0)%	(7.0)%
Total	17.0%	12.0%
Sales from existing businesses grew on a year-over-year basis in all segments in both 2016 and 2015. Sales from acquired businesses grew on a year-over-year basis in both years primarily due to the acquisitions of Pall in the third quarter of 2015 and Cepheid in the fourth quarter of 2016. The impact of currency translation reduced on a year-over-year basis reported sales in both years as the U.S. dollar was, on average, stronger against other major currencies.
Operating profit margins were 16.3% for the year ended December 31, 2016 as compared to 15.0% in 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 115 basis points

•
Acquisition-related charges in 2015 associated with the acquisition of Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 90 basis points

•	Acquisition-related charges in the first quarter of 2015 associated with the acquisition of Nobel Biocare, primarily related to fair value adjustments to acquired inventory - 15 basis points

•	The 2016 gains on resolution of acquisition-related matters - 10 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2016 associated primarily with the acquisition of Cepheid, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 50 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 50 basis points
The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period.
Operating profit margins were 15.0% for the year ended December 31, 2015 as compared to 15.9% in 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 85 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 30 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2015 associated with the acquisition of Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 90 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses, including Pall, net of the positive effect of the product line disposition in the third quarter of 2014 - 115 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2016	2015	2014
Life Sciences	$5,365.9	$3,314.6	$2,511.5
Diagnostics	5,038.3	4,832.5	4,618.8
Dental	2,785.4	2,736.8	2,193.1
Environmental & Applied Solutions	3,692.8	3,549.8	3,543.5
Total	$16,882.4	$14,433.7	$12,866.9

LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment, through its Pall business, is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors.

Life Sciences Selected Financial Data

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$5,365.9	$3,314.6	$2,511.5
Operating profit	818.9	329.2	368.5
Depreciation	126.8	77.3	51.9
Amortization	299.4	132.8	49.2
Operating profit as a % of sales	15.3%	9.9%	14.7%
Depreciation as a % of sales	2.4%	2.3%	2.1%
Amortization as a % of sales	5.6%	4.0%	2.0%
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	62.0%	32.0%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	3.5%	3.0%
Acquisitions	59.0%	35.5%
Currency exchange rates	(0.5)%	(6.5)%
Total	62.0%	32.0%
2016 Compared to 2015
Price increases did not have a significant impact on sales growth on a year-over-year basis during 2016 as compared with 2015.
Sales of the business’ broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the pharmaceutical market in China and India as well as the services businesses. This growth was partially offset by declines in the overall market in Japan and softness in demand in the clinical end-market in North America. Sales of microscopy products were essentially flat on a year-over-year basis with growth in demand in North America and China offset by declines in Japan. Year-over-year demand for the business’ flow cytometry and particle counting products grew in 2016, led by increases in demand in North America, Western Europe and China.
The acquisition of Pall in August 2015 contributed the majority of the increase in sales from acquisitions. During the year ended December 31, 2016, Pall’s revenues grew on a year-over-year basis compared to the business’ 2015 results, led by continued growth in the life sciences business primarily due to demand for biopharmaceutical solutions including single-use technologies, partially offset by soft demand in the industrial business as a result of overall market weakness.
Operating profit margins increased 540 basis points during 2016 as compared to 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 175 basis points

•
Acquisition-related charges in 2015 associated with the acquisition of Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 390 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2016, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 10 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 15 basis points
Depreciation and amortization expense increased during 2016 as compared to 2015 due primarily to the impact of recently acquired businesses, particularly Pall.
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
The acquisition of Pall in August 2015 contributed the majority of the increase in sales from acquisitions for 2015.
Operating profit margins declined 480 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 30 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 25 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2015 associated with the acquisition of Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 390 basis points

•	The incremental net dilutive effect in 2015 of acquired businesses (including Pall) - 145 basis points
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

Diagnostics Selected Financial Data

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$5,038.3	$4,832.5	$4,618.8
Operating profit	786.4	746.2	725.0
Depreciation	332.1	314.9	319.9
Amortization	149.4	134.8	117.9
Operating profit as a % of sales	15.6%	15.4%	15.7%
Depreciation as a % of sales	6.6%	6.5%	6.9%
Amortization as a % of sales	3.0%	2.8%	2.6%
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	4.5%	4.5%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	2.5%	4.0%
Acquisitions	3.0%	7.0%
Currency exchange rates	(1.0)%	(6.5)%
Total	4.5%	4.5%
2016 Compared to 2015
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2016 as compared with 2015 and are reflected as a component of the change in sales from existing businesses.
Geographically, demand in the clinical lab business increased on a year-over-year basis led by continuing strong demand in high-growth markets, particularly China, partially offset by declines in North America. Increased demand in the immunoassay products drove the majority of growth for the year in the clinical business. Continued strong consumable sales in 2016 particularly in China, Western Europe, North America and Japan drove the majority of the year-over-year sales growth in the acute care diagnostic business. Increased demand for advanced staining consumables, particularly in North America and China, and core histology instruments across most major geographies, but particularly in China, drove the majority of the year-over-year sales growth in the pathology diagnostics business.
The acquisition of Cepheid in November 2016 provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of molecular diagnostics. As Cepheid is integrated into the Company over the next several years, the Company expects to realize significant synergies through the application of the Danaher Business System.
Operating profit margins increased 20 basis points during 2016 as compared to 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 200 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2016 associated with the acquisition of Cepheid, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 150 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 30 basis points
Amortization increased during 2016 as compared with 2015 primarily due to the impact of recently acquired businesses including Cepheid and the resulting increase in amortizable assets.
2015 Compared to 2014
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2015 as compared with 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s diagnostics business grew at a mid-single digit rate during 2015 as compared to 2014. Demand in the clinical lab business increased on a year-over-year basis led by growth in the urinalysis and immunoassay consumable products primarily from continuing strong demand in China and other high-growth markets. Continued strong consumable sales in 2015 related to the installed base of blood gas instruments in developed markets as well as strong instrument placement particularly in China and the Middle East drove the majority of the year-over-year sales growth in the critical care diagnostic business. Increased demand for advanced staining systems and consumables as well as probes primarily in North America and China drove the majority of the year-over-year sales growth in the anatomical pathology diagnostics business.
Operating profit margins declined 30 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 40 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 30 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 100 basis points

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
Dental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$2,785.4	$2,736.8	$2,193.1
Operating profit	419.4	370.4	304.4
Depreciation	43.8	50.0	35.9
Amortization	83.4	82.0	49.1
Operating profit as a % of sales	15.1%	13.5%	13.9%
Depreciation as a % of sales	1.6%	1.8%	1.6%
Amortization as a % of sales	3.0%	3.0%	2.2%

Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	2.0%	25.0%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	2.0%	—%
Acquisitions	0.5%	32.5%
Currency exchange rates	(0.5)%	(7.5)%
Total	2.0%	25.0%
2016 Compared to 2015
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2016 as compared with 2015 and are reflected as a component of the change in sales from existing businesses.
Geographically, year-over-year sales growth was strong in China and other high-growth markets, with low-single digit growth in the United States partially offset by lower demand in Western Europe. Continued strong year-over-year demand for implant solutions, particularly in China and North America, and increased demand for orthodontic products, primarily in China and Russia, drove growth during 2016. Dental equipment sales also increased during 2016, primarily in high-growth markets and North America partially offset by weaker demand in Western Europe. Lower demand for dental consumable product lines in North America and the Middle East partially offset this year-over-year growth in 2016.
Operating profit margins increased 160 basis points during 2016 as compared to 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 90 basis points

•	Acquisition-related charges in the first quarter of 2015 associated with the acquisition of Nobel Biocare, primarily related to fair value adjustments to acquired inventory - 80 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points
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
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 45 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 10 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 95 basis points
Depreciation and amortization increased during 2015 as compared with 2014 due primarily to the impact of recently acquired businesses, primarily Nobel Biocare, and the resulting increase in depreciable and amortizable assets.

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground, source and ocean water in residential, commercial, industrial and natural resource applications. The Company’s product identification business provides equipment, consumables, software and services for various printing, marking, coding, traceability, packaging, design and color management applications on consumer, pharmaceutical and industrial products.
Environmental & Applied Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$3,692.8	$3,549.8	$3,543.5
Operating profit	870.0	866.6	781.8
Depreciation	35.8	35.0	35.6
Amortization	50.9	47.2	53.0
Operating profit as a % of sales	23.6%	24.4%	22.1%
Depreciation as a % of sales	1.0%	1.0%	1.0%
Amortization as a % of sales	1.4%	1.3%	1.5%
Sales Growth (GAAP)

	2016 vs. 2015	2015 vs. 2014
Total sales growth	4.0%	—%
Components of Sales Growth (non-GAAP)

	2016 vs. 2015	2015 vs. 2014
Existing businesses	3.0%	4.5%
Acquisitions	2.5%	2.0%
Currency exchange rates	(1.5)%	(6.5)%
Total	4.0%	—%

2016 Compared to 2015
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2016 as compared with 2015 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a low-single digit rate during 2016 as compared with 2015. Year-over-year sales in the analytical instrumentation product line grew, as increases in sales to the U.S. municipal end-market and Western Europe were partially offset by lower demand in Eastern Europe and China. Year-over-year sales growth in the business’ chemical treatment solutions product line was due primarily to an expansion of the customer base in the United States. Chemical treatment solutions saw an improvement in commodity oriented end-markets in Latin America in the fourth quarter of 2016 after declining growth in the earlier portion of 2016. Sales in the business’ ultraviolet water disinfection product line grew on a year-over-year basis due primarily to higher demand in municipal and industrial end-markets in Western Europe, China and Australia.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during 2016 as compared with 2015. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by North America, Western Europe and Latin America, drove the majority of the sales growth. Demand for the business’ packaging and color solutions was flat year-over-year, as sales growth in the second half of the year was offset by weakness in the first half of the year. Geographically, increased demand in the high-growth markets was offset by weaker demand in North America and Europe.
Operating profit margins declined 80 basis points during 2016 as compared to 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•	The incremental net dilutive effect in 2016 of acquired businesses - 75 basis points

•
Incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 and 2015 - 5 basis points

2015 Compared to 2014
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2015 as compared with 2014 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality businesses grew at a mid-single digit rate during 2015 as compared with 2014. Sales growth in the analytical instrumentation product line continued to be led by strong sales of instruments and related consumables and services in North America, primarily in the U.S. municipal end-market, Europe and China (although growth slowed sequentially in China during the fourth quarter of 2015, partly due to delays in government projects). Year-over-year sales growth in the business’ chemical treatment solutions product line was due to continued growth in the United States as well as continued business expansion in Latin America. Sales in the business’ ultraviolet water disinfection product line grew on a year-over-year basis due to continued demand in industrial disinfection end-markets in the United States and municipal end-markets in the United States and Western Europe.
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
Operating profit margins increased 230 basis points during 2015 as compared to 2014. The following factors impacted year-over-year operating profit margin comparisons.
2015 vs. 2014 operating profit margin comparisons were favorably impacted by:

•
Higher 2015 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2015 and 2014, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2015 - 225 basis points

•	Lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives - 50 basis points
2015 vs. 2014 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2015 of acquired businesses - 45 basis points

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$16,882.4	$14,433.7	$12,866.9
Cost of sales	(7,547.8)	(6,662.6)	(6,017.4)
Gross profit	$9,334.6	$7,771.1	$6,849.5
Gross profit margin	55.3%	53.8%	53.2%
The year-over-year increase in cost of sales during 2016 as compared with 2015, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses. This increase in cost of sales was partially offset by year-over-year cost savings at recently acquired businesses, particularly Pall, incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2016 and 2015, and the year-over-year decrease in acquisition-related charges associated with fair value adjustments to acquired inventory which decreased cost of sales by $85 million during 2016 as compared to 2015.
The year-over-year increase in cost of sales during 2015 as compared with 2014, is due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2015 acquisition-related charges associated with fair value adjustments to acquired inventory in connection with the acquisition of Pall and Nobel Biocare during the third quarter of 2015 and the fourth quarter of 2014, respectively, which increased cost of sales by $106 million during 2015. These factors were partially offset by lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2015 and 2014.
The year-over-year increase in gross profit margins during 2016 as compared with 2015 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2016 and 2015 and improved gross profit margins on a year-over-year basis at recently acquired businesses, particularly Pall. In addition, the acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue were higher in 2015 than 2016, which improved gross profit margins by 50 basis points during 2016 as compared with 2015.
The year-over-year increase in gross profit margins during 2015 as compared with 2014 is due primarily to the favorable impact of higher year-over-year sales volumes, higher gross profit margins of recently acquired businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2015 and 2014. These positive factors more than offset the increase in acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue in connection with the acquisition of Pall and Nobel Biocare during the third quarter of 2015 and the fourth quarter of 2014, respectively, which adversely impacted gross profit margins comparisons by 80 basis points during 2015 as compared with 2014.

OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales	$16,882.4	$14,433.7	$12,866.9
Selling, general and administrative (“SG&A”) expenses	(5,608.6)	(4,747.5)	(4,035.1)
Research and development (“R&D”) expenses	(975.1)	(861.4)	(769.4)
SG&A as a % of sales	33.2%	32.9%	31.4%
R&D as a % of sales	5.8%	6.0%	6.0%

The increase in SG&A expenses as a percentage of sales from 2015 to 2016 was driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses. Change in control payments and restructuring costs in connection with the acquisition of Cepheid, as well as associated transaction costs, also increased SG&A expenses as a percentage of sales by 35 basis points during 2016. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2016 sales, lower year-over-year costs associated continuing productivity improvement initiatives and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2016 and 2015 as well as the benefit of lower Pall acquisition charges in 2016 compared to 2015 as described below.
SG&A expenses as a percentage of sales increased 150 basis points on a year-over-year basis for 2015 compared with 2014. The increase in SG&A expenses as a percentage of sales from 2014 to 2015 was driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses. Change in control payments to Pall employees in connection with the acquisition of Pall, as well as associated transaction costs and amortization charges associated with acquisition-related intangible assets, net of the positive impact of freezing pension benefits, adversely impacted SG&A expenses as a percentage of sales by 30 basis points during 2015. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2015 sales, lower year-over-year costs associated with restructuring actions and continuing productivity improvement initiatives and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvements taken in 2015 and 2014.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined in 2016 as compared with 2015 due primarily to lower R&D expenses as a percentage of sales in the businesses most recently acquired, particularly Pall, as well as year-over-year differences in the timing of investments in the Company’s new product development initiatives. R&D expenses as a percentage of sales were flat in 2015 as compared to 2014.

NONOPERATING INCOME (EXPENSE)
In the third quarter of 2016, the Company paid $188 million of make-whole premiums associated with the early extinguishment of the Redeemed Notes. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $179 million ($112 million after-tax or $0.16 per diluted share).
The Company received $265 million of cash proceeds from the sale of certain marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).
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
INTEREST COSTS
Interest expense of $184 million for 2016 was $45 million higher than in 2015, due primarily to the higher interest costs associated with the debt issued in the second half of 2015 in connection with the 2015 acquisition of Pall, partially offset by decreases in interest costs as a result of the early extinguishment of the Redeemed Notes in the third quarter of 2016 using the proceeds from the Fortive Distribution. For a further description of the Company’s debt as of December 31, 2016 refer to Note 9 to the Consolidated Financial Statements. Interest expense of $140 million in 2015 was $45 million higher than the 2014 interest expense of $95 million due primarily to the higher interest costs associated with the debt issued in the second half of 2015 in connection with the acquisition of Pall.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s financial statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws, including legislative policy changes that may result from the Organization for Economic Co-operation and Development’s initiative on Base Erosion and Profit Shifting and potential tax reform in the United States. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources – Cash and Cash Requirements” below.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors”.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company’s effective tax rate related to continuing operations for the years ended December 31, 2016, 2015 and 2014 was 17.5%, 14.4% and 21.5%, respectively.
The Company’s effective tax rate for each of 2016, 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.

•
The effective tax rate of 17.5% in 2016 includes 350 basis points of net tax benefits from permanent foreign exchange losses and the release of reserves upon the expiration of statutes of limitation and audit settlements, partially offset by income tax expense related to repatriation of earnings and legal entity realignments associated with the Separation and changes in estimates associated with prior period uncertain tax positions.

•
The effective tax rate of 14.4% in 2015 includes 290 basis points of net tax benefits from permanent foreign exchange losses, releases of valuation allowances related to foreign operating losses and the release of reserves upon the expiration of statutes of limitation, partially offset by changes in estimates associated with prior period uncertain tax positions.

•
The effective tax rate of 21.5% in 2014 includes 250 basis points of tax expense for audit settlements in various jurisdictions, partially offset by the release of valuation allowances and the release of reserves upon the expiration of statutes of limitation.

The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a material presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain a tax benefit from lower statutory tax rates outside of the United States depends on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s consolidated financial statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2010 and is currently examining certain of the Company’s federal income tax returns for 2011 through 2013. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Sweden, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.4 billion (approximately $195 million based on exchange rates as of December 31, 2016) including interest through December 31, 2016, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 814 million (approximately $115 million based on exchange rates as of December 31, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
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
The Company’s effective tax rate for 2017 is expected to be approximately 21%. Any future legislative changes or potential tax reform in the United States or other jurisdictions could cause the Company’s effective tax rate to differ from this estimate. This expected rate reflects the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which will be reflected as a reduction in tax expense beginning in 2017 (refer to Note 1 to the Consolidated Financial Statements for additional information related to this change in accounting guidance).

DISCONTINUED OPERATIONS
As further discussed in Note 3 to the Consolidated Financial Statements, discontinued operations includes the results of the Fortive businesses which were disposed of during the third quarter 2016 as well as the results of the Company’s former communications business which was disposed of during the third quarter of 2015. All periods presented have been restated to reflect the Fortive and communications businesses within discontinued operations.
In 2016, earnings from discontinued operations, net of income taxes, were $400 million and reflected the operating results of the Fortive businesses prior to the Separation. In 2015 and 2014, earnings from discontinued operations, net of income taxes, were approximately $1.6 billion and $960 million, respectively and reflected the operations of both the Fortive and communications businesses as well as the gain on the sale of the communications business in 2015.

COMPREHENSIVE INCOME
Comprehensive income decreased by $617 million in 2016 as compared to 2015, primarily due to the impact of decreases in net earnings attributable to discontinued operations, foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the year but at a lower rate than in the prior year, and pension and postretirement plan benefit adjustments.  The Company recorded a foreign currency translation loss of $517 million for 2016 compared to a translation loss of $976 million for 2015. The Company recorded a pension and postretirement plan benefit loss of $58 million for 2016 compared to a gain of $81 million for 2015.
Comprehensive income increased by approximately $1.5 billion in 2015 as compared to 2014, primarily due to the impact of increases in net earnings (including those attributable to discontinued operations), foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the year but at a lower rate than in the prior year, and pension and postretirement plan benefit adjustments.  The Company recorded a foreign currency translation loss of $976 million for 2015 compared to a translation loss of approximately $1.2 billion for 2014. Pension and postretirement plan benefit adjustments resulted in a gain of $81 million in 2015 compared to a loss of $361 million in 2014.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in any of the years ended December 31, 2016, 2015 or 2014.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its financial statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating profit as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2016, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by approximately $335 million.
As of December 31, 2016, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and euro-based commercial paper borrowings (refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2016). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2016, the average annual interest rate associated with outstanding commercial paper borrowings was approximately 10 basis points. A hypothetical increase of this average to 20 basis points would have increased the Company’s annual interest expense by $7 million.
Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than Danaher’s functional currency or the functional currency of its applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of its foreign operations into U.S. dollars, Danaher’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in international subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2016 would have resulted in a reduction of stockholders’ equity of approximately $1.6 billion.
Currency exchange rates negatively impacted 2016 reported sales by 1.0% on a year-over-year basis as the U.S. dollar was, on average, stronger against most major currencies during 2016 as compared to exchange rate levels during 2015. If the exchange rates in effect as of December 31, 2016 were to prevail throughout 2017, currency exchange rates would adversely impact 2017 estimated sales by approximately 2.5% relative to the Company’s performance in 2016. Additional strengthening of the U.S. dollar against other major currencies would further adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk, although the Company’s foreign currency-denominated debt partially hedges its net investments in foreign operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales, profit, and assets and liabilities in the Company’s Consolidated Financial Statements.
Equity Price Risk
The Company’s available-for-sale investment portfolio includes publicly traded equity securities that are sensitive to fluctuations in market price. Changes in equity prices would result in changes in the fair value of the Company’s available-for-sale investments due to the difference between the current market price and the market price at the date of purchase or issuance of the equity securities. A 10% decline in the value of these equity securities as of December 31, 2016 would have reduced the fair value of the Company’s available-for-sale investment portfolio by $17 million.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer “Item 1A. Risk Factors.”

Credit Risk
The Company is exposed to potential credit losses in the event of nonperformance by counterparties to its financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, receivables from customers and derivatives. The Company places cash and temporary investments with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold its cash and cash equivalents. The Company’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of the Company’s customers. The Company’s businesses perform credit evaluations of their customers’ financial conditions as appropriate and also obtain collateral or other security when appropriate.
The Company enters into derivative transactions infrequently and such transactions are generally insignificant to the Company’s financial condition and results of operations. These transactions are typically entered into with high-quality financial institutions and exposure at any one institution is limited.

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

Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2016	2015	2014
Total operating cash flows provided by continuing operations	$3,087.5	$2,832.2	$2,671.2

Cash paid for acquisitions	$(4,880.1)	$(14,247.8)	$(2,839.4)
Payments for additions to property, plant and equipment	(589.6)	(512.9)	(465.4)
Payments for purchases of investments	—	(87.1)	—
Proceeds from sales of investments	264.8	43.0	167.1
All other investing activities	31.7	66.3	16.5
Total investing cash used in discontinued operations	(69.8)	(212.5)	(323.1)
Net cash used in investing activities	$(5,243.0)	$(14,951.0)	$(3,444.3)

Proceeds from the issuance of common stock	$164.5	$249.0	$132.9
Payment of dividends	(399.8)	(354.1)	(227.7)
Make-whole premiums to redeem borrowings prior to maturity	(188.1)	—	—
Net proceeds from borrowings (maturities of 90 days or less)	2,218.1	3,511.2	312.2
Proceeds from borrowings (maturities longer than 90 days)	3,240.9	5,682.9	—
Repayments of borrowings (maturities longer than 90 days)	(2,480.6)	(35.5)	(414.7)
All other financing activities	(27.0)	(3.3)	(20.9)
Cash distributions to Fortive Corporation, net	(485.3)	—	—
Net cash provided by (used in) financing activities	$2,042.7	$9,050.2	$(218.2)

•
Operating cash flows from continuing operations increased $255 million, or approximately 9%, during 2016 as compared to 2015, due primarily to higher net earnings which also included higher noncash charges for depreciation, amortization and stock compensation. Higher levels of investment in working capital during 2016 compared with 2015 partially offset the increase in operating cash flows for the year.

•
Cash paid for acquisitions constituted the most significant use of cash during 2016. The Company acquired eight businesses during 2016, including the acquisition of Cepheid, for total consideration (including assumed debt and net of cash acquired) of approximately $4.9 billion.

•	On July 2, 2016 Danaher completed the Fortive Separation. Prior to the Separation, Fortive provided approximately $3.0 billion of net cash distributions to Danaher.

•
The Company used a portion of the Fortive Distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Redeemed Notes). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest.

•	The Company also generated $2.2 billion of net proceeds from the issuances of commercial paper borrowings, which were primarily used to fund the Cepheid Acquisition.

•	The Company distributed cash of $485 million, in addition to approximately $2.0 billion of noncash net assets, to Fortive in connection with the Separation.

•	As of December 31, 2016, the Company held $964 million of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $3.1 billion for 2016, an increase of $255 million, or approximately 9%, as compared to 2015. The year-over-year change in operating cash flows from 2015 to 2016 was primarily attributable to the following factors:

•
2016 operating cash flows benefited from higher net earnings as compared to 2015 (excluding the 2016 impact of the gain from the sale of certain marketable equity securities and the loss on early extinguishment of borrowings which are included in nonoperating income (expense)). The cash flow impact of the nonoperating gain from the sale of certain marketable equity securities is reflected in investing activities while the cash flow impact of the nonoperating loss on the early extinguishment of borrowings is reflected in financing activities, and therefore, these do not contribute to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $96 million in operating cash flows during 2016, compared to providing operating cash flows of $198 million in 2015. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $184 million in operating cash flows during 2016, compared to $84 million used in 2015. The timing of cash payments for income taxes and various employee related liabilities, including with respect to recently acquired companies, drove the majority of this change.

•
Net earnings from continuing operations for 2016 reflected an increase of $247 million of depreciation and amortization expense as compared to 2015. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

Operating cash flows from continuing operations were approximately $2.8 billion for 2015, an increase of $161 million, or 6% as compared to 2014. This increase was primarily attributable to the increase in net earnings in 2015 as compared to 2014.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $5.2 billion during 2016 compared to approximately $15.0 billion and approximately $3.4 billion of net cash used in 2015 and 2014, respectively.
Acquisitions, Divestitures and Sale of Investments
2016 Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2016 acquisitions, divestitures and the sale of certain marketable equity securities, refer to “—Overview.”
2015 Acquisitions, Divestitures and Sale of Investments
On August 31, 2015, Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of common stock of Pall, a New York corporation, for $127.20 per share in cash, for a total purchase price of approximately $13.6 billion, net of assumed debt of $417 million and acquired cash of approximately $1.2 billion (the “Pall Acquisition”). Pall is part of the Company’s Life Sciences segment. In its fiscal year ended July 31, 2015, Pall generated consolidated revenues of approximately $2.8 billion.
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
In addition to the Pall Acquisition, during 2015 the Company acquired nine businesses for total consideration of approximately $670 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these nine businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $355 million.
In July 2015, the Company consummated the split-off of the majority of its former communications business to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout. Danaher shareholders who participated in the exchange offer tendered 26 million shares of Danaher common stock (approximately $2.3 billion on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the split-off and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. This gain was included in the results of discontinued operations for the year ended December 31, 2015. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million.
2014 Acquisitions, Divestitures and Sale of Investments
In December 2014, the Company completed its tender offer for the outstanding shares of common stock of Nobel Biocare and acquired substantially all of the Nobel Biocare shares, with the remainder of the Nobel Biocare shares acquired in 2015 pursuant to a squeeze-out transaction, for an aggregate cash purchase price of approximately CHF 1.9 billion (approximately

$1.9 billion based on exchange rates as of the date the shares of common stock were acquired) including debt assumed and net of cash acquired. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and is now part of the Company’s Dental segment. The Company financed the acquisition of Nobel Biocare from available cash.
In addition to the acquisition of Nobel Biocare, during 2014 the Company acquired 10 businesses for total consideration of $978 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these 10 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $285 million.
During 2014, the Company received cash proceeds of $167 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $123 million ($77 million after-tax or $0.11 per diluted share).
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $590 million in 2016, $513 million in 2015 and $465 million in 2014. The increase in capital spending in 2016 is due to increased investments in machinery and equipment, including operating assets at newly acquired businesses such as Pall, and to a lesser extent, increases in equipment leased to customers. The increase in capital spending in 2015 is due to investments in machinery and equipment, including operating assets at newly acquired businesses such as Nobel Biocare and Pall, partially offset by year-over-year differences in the timing of investments in equipment leased to customers. In 2017, the Company expects capital spending to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.
Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuances and repurchases of common stock, excess tax benefits from stock-based compensation, and payments of cash dividends to shareholders. Financing activities provided cash of approximately $2.0 billion during 2016 compared to approximately $9.1 billion of cash provided during 2015. Cash provided by financing activities in 2016 primarily relates to approximately $3.4 billion of net proceeds received from the issuance of the Fortive Debt in June 2016 and the net issuance of outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, of approximately $2.2 billion, and the issuance of approximately ¥29.9 billion aggregate principal amount (approximately $262 million based on the currency exchange rate as of the date of the issuance) of 0.352% senior unsecured notes. These issuances were partially offset by the repayment of the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016, the repayment of approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Redeemed Notes), the repayment of the $124 million aggregate principal amount of the 4.0% senior unsecured notes due in October 2016 and $485 million of cash distributed to Fortive in connection with the Separation.
Total debt was approximately $12.3 billion and $12.9 billion as of December 31, 2016 and 2015, respectively. The Company had the ability to incur approximately an additional $1.1 billion of indebtedness in direct borrowings or under outstanding commercial paper facilities based on the amounts available under the Company’s $7.0 billion of credit facilities which were not being used to backstop outstanding commercial paper balances as of December 31, 2016. Refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2016, and the Company’s commercial paper program and related credit facilities.

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
Stock Repurchase Program
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of indebtedness.
Except in connection with the disposition of the Company’s communications business to NetScout in 2015, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2016, 2015 or 2014. Refer to Note 3 to the Consolidated Financial Statements for discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company’s communications business to NetScout.
Dividends
The Company declared a regular quarterly dividend of $0.125 per share that was paid on January 27, 2017 to holders of record on December 30, 2016. Aggregate cash payments for dividends during 2016 were $400 million. Dividend payments were higher in 2016 as compared to 2015 as the Company increased its quarterly dividend rate in the first quarter of 2016 to $0.16 per share. Following the Fortive Separation in the third quarter of 2016, the Company reduced its quarterly dividend rate to $0.125 per share.
For a description of the dividend of Fortive shares in July 2016, refer to Note 3 to the Consolidated Financial Statements.
Cash and Cash Requirements
As of December 31, 2016, the Company held $964 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.10%. Of this amount, $316 million was held within the United States and $648 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2016, the total amount of earnings planned to be reinvested indefinitely and the basis difference in investments outside of the United States for which deferred taxes have not been provided in aggregate was approximately $23.0 billion. As of December 31, 2016, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2016, the Company contributed $58 million to its U.S. defined benefit pension plans and $44 million to its non-U.S. defined benefit pension plans. During 2017, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $35 million and $40 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2016 under (1) debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s balance sheet under GAAP. The amounts presented in the “Other long-term liabilities” line in the table below include $940 million of noncurrent gross unrecognized tax benefits and related interest (and do not include $172 million of current gross unrecognized tax benefits which are included in the “Accrued expenses and other liabilities” line on the Consolidated Balance Sheet). However, the timing of the long-term portion of these liabilities is uncertain, and therefore, they have been included in the “More Than 5 Years” column in the table below. Refer to Note 12 to the Consolidated Financial Statements for additional information on unrecognized tax benefits. Certain of the Company’s acquisitions also involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Debt and leases:
Debt obligations (a)(b)	$12,250.5	$2,591.5	$1,120.3	$5,221.3	$3,317.4
Capital lease obligations (b)	18.5	3.3	3.3	0.9	11.0
Total debt	12,269.0	2,594.8	1,123.6	5,222.2	3,328.4
Interest payments on debt and capital lease obligations (c)	1,237.6	143.8	241.2	183.5	669.1
Operating lease obligations (d)	741.0	187.0	267.1	149.0	137.9
Other:
Purchase obligations (e)	543.5	492.3	40.3	6.6	4.3
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (f)	5,670.3	—	729.6	660.8	4,279.9
Total	$20,461.4	$3,417.9	$2,401.8	$6,222.1	$8,419.6

(a)	As described in Note 9 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on debt are projected for future periods using the interest rates in effect as of December 31, 2016. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

Off-Balance Sheet Arrangements
Guarantees
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of guarantees of the Company as of December 31, 2016.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees	$799.0	$707.2	$52.8	$16.9	$22.1
Guarantees consist primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
Other Off-Balance Sheet Arrangements
The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. In particular, in connection with the 2016 Fortive Separation and the 2015 split-off of the Company’s communications business, Danaher entered into separation and distribution and related agreements pursuant to which Danaher agreed to indemnify the other parties against certain damages and expenses that might occur in the future. These indemnification obligations cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters. The Company has not included any such items in the contractual obligations table above because they relate to unknown conditions and the Company cannot estimate the potential liabilities from such matters, but the Company does not believe it is reasonably possible that any such liability will have a material effect on the Company’s financial statements. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third-parties. In the event any of these third-parties vacate any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial statements.
In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of the Company’s products or services or claims alleging that Company products or services infringe third-party intellectual property. The Company has not included any such indemnification provisions in the contractual obligations table above. Historically, the Company has not experienced significant losses on these types of indemnification obligations.
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
Legal Proceedings
Refer to Note 16 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

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
The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 to the Consolidated Financial Statements.
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, in-process research and development and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 2 and 6 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.

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
As of December 31, 2016, the Company had eight reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. As of the date of the 2016 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $503 million to approximately $11.7 billion. The Company’s annual goodwill impairment analysis in 2016 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 70% to approximately 380%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 50% to approximately 330%.
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
Revenue Recognition—The Company derives revenues from the sale of products and services. Refer to Note 1 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies.
Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain multiple elements or nonstandard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the consideration should be allocated among the elements and when to recognize revenue for each element. The Company allocates revenue to each element in the contractual arrangement based on the selling price hierarchy that, in some instances, may require the Company to estimate the selling price of certain deliverables that are not sold separately or where third-party evidence of pricing is not observable. The Company’s estimate of selling price impacts the amount and timing of revenue recognized in multiple element arrangements. The Company also enters into lease arrangements with customers, which requires the Company to determine whether the arrangements are operating or sales-type leases. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s reported revenues in particular periods may be adversely affected.
Pension and Other Postretirement Benefits—For a description of the Company’s pension and other postretirement benefit accounting practices, refer to Notes 10 and 11 to the Consolidated Financial Statements. Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other postretirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $141 million ($88 million on an after-tax basis) and the non-U.S. net obligation by $140 million ($102 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2016. A 50 basis point increase in the discount rates used for the plans would have decreased the U.S. net obligation by $131 million ($82 million on an after-tax basis) and the non-U.S. net obligation by $140 million ($102 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2016.
For 2016, the estimated long-term rate of return for the U.S. plans are 7.0%, and the Company intends to continue to use an assumption of 7.0% for 2017. This expected rate of return reflects the asset allocation of the plan and the expected long-term returns on equity and debt investments included in plan assets. The U.S. plan targets to invest between 60% and 70% of its assets in equity portfolios which are invested in funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The balance of the asset portfolio is generally invested in bond funds. The Company’s non-U.S. plan assets consist of various insurance contracts, equity and debt securities as determined by the administrator of each plan. The estimated long-term rate of return for the non-U.S. plans was determined on a plan by plan basis based on the nature of the plan assets and ranged from 1.1% to 5.8%. If the expected long-term rate of return on plan assets for 2016 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2016 would have increased $9 million ($6 million on an after-tax basis) and $5 million ($4 million on an after-tax basis), respectively.
For a discussion of the Company’s 2016 and anticipated 2017 defined benefit pension plan contributions, refer to “—Liquidity and Capital Resources – Cash and Cash Requirements”.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 12 to the Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized which requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark (refer to “—Results of Operations – Income Taxes” and Note 12 to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s financial statements, including its effective tax rate.
An increase in the Company’s nominal tax rate of 1.0% would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2016 of $26 million.

NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting the Company, refer to Note 1 to the Consolidated Financial Statements.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of Cepheid on November 4, 2016. Since the Company has not yet fully incorporated the internal controls and procedures of Cepheid into the Company’s internal control over financial reporting, management excluded Cepheid from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Cepheid constituted approximately 10% of the Company’s total assets as of December 31, 2016 and approximately 1% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 21, 2017 appears on page 56 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Danaher Corporation
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Danaher Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cepheid, which is included in the 2016 consolidated financial statements of Danaher Corporation and subsidiaries and constituted approximately 10% of total assets as of December 31, 2016 and approximately 1% of the revenues for the year then ended. Our audit of internal control over financial reporting of Danaher Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Cepheid. In our opinion, Danaher Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Danaher Corporation and subsidiaries and our report dated February 21, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Danaher Corporation
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danaher Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Danaher Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2017

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2016	2015
ASSETS
Current assets:
Cash and equivalents	$963.7	$790.8
Trade accounts receivable, less allowance for doubtful accounts of $102.4 and $88.3, respectively	3,186.1	2,985.1
Inventories	1,709.4	1,573.1
Prepaid expenses and other current assets	805.9	889.5
Current assets, discontinued operations	—	1,598.2
Total current assets	6,665.1	7,836.7
Property, plant and equipment, net	2,354.0	2,302.7
Other assets	631.3	845.3
Goodwill	23,826.9	21,014.9
Other intangible assets, net	11,818.0	10,545.3
Other assets, discontinued operations	—	5,677.3
Total assets	$45,295.3	$48,222.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2,594.8	$845.2
Trade accounts payable	1,485.0	1,391.9
Accrued expenses and other liabilities	2,794.2	2,609.4
Current liabilities, discontinued operations	—	1,323.9
Total current liabilities	6,874.0	6,170.4
Other long-term liabilities	5,670.3	5,750.0
Long-term debt	9,674.2	12,025.2
Long-term liabilities, discontinued operations	—	512.6
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 807.7 and 801.6 issued; 692.2 and 686.8 outstanding, respectively	8.1	8.0
Additional paid-in capital	5,312.9	4,981.2
Retained earnings	20,703.5	21,012.3
Accumulated other comprehensive income (loss)	(3,021.7)	(2,311.2)
Total Danaher stockholders’ equity	23,002.8	23,690.3
Noncontrolling interests	74.0	73.7
Total stockholders’ equity	23,076.8	23,764.0
Total liabilities and stockholders’ equity	$45,295.3	$48,222.2
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2016		2015	2014
Sales	$16,882.4		$14,433.7	$12,866.9
Cost of sales	(7,547.8)		(6,662.6)	(6,017.4)
Gross profit	9,334.6		7,771.1	6,849.5
Operating costs:
Selling, general and administrative expenses	(5,608.6)		(4,747.5)	(4,035.1)
Research and development expenses	(975.1)		(861.4)	(769.4)
Operating profit	2,750.9		2,162.2	2,045.0
Nonoperating income (expense):
Other income	223.4		12.4	122.6
Loss on early extinguishment of borrowings	(178.8)		—	—
Interest expense	(184.4)		(139.8)	(94.7)
Interest income	0.2		4.6	13.3
Earnings from continuing operations before income taxes	2,611.3		2,039.4	2,086.2
Income taxes	(457.9)		(292.7)	(447.5)
Net earnings from continuing operations	2,153.4		1,746.7	1,638.7
Earnings from discontinued operations, net of income taxes	400.3		1,610.7	959.7
Net earnings	$2,553.7		$3,357.4	$2,598.4
Net earnings per share from continuing operations:
Basic	$3.12		$2.50	$2.33
Diluted	$3.08		$2.47	$2.29
Net earnings per share from discontinued operations:
Basic	$0.58		$2.31	$1.37
Diluted	$0.57		$2.27	$1.34
Net earnings per share:
Basic	$3.69	*	$4.81	$3.70
Diluted	$3.65		$4.74	$3.63
Average common stock and common equivalent shares outstanding:
Basic	691.2		698.1	702.2
Diluted	699.8		708.5	716.1

*	Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2016	2015	2014
Net earnings	$2,553.7	$3,357.4	$2,598.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(517.3)	(975.6)	(1,235.0)
Pension and postretirement plan benefit adjustments	(58.2)	80.5	(361.1)
Unrealized gain (loss) on available-for-sale securities	(114.8)	17.6	(52.1)
Total other comprehensive income (loss), net of income taxes	(690.3)	(877.5)	(1,648.2)
Comprehensive income	$1,863.4	$2,479.9	$950.2
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, January 1, 2014	785.7	$7.9	$4,157.6	$18,005.3	$214.5	$66.1
Net earnings for the year	—	—	—	2,598.4	—	—
Other comprehensive income (loss)	—	—	—	—	(1,648.2)	—
Dividends declared	—	—	—	(280.7)	—	—
Common stock-based award activity	5.2	—	258.2	—	—	—
Common stock issued in connection with LYONs’ conversions	1.6	—	65.1	—	—	—
Change in noncontrolling interests	—	—	—	—	—	5.6
Balance, December 31, 2014	792.5	7.9	4,480.9	20,323.0	(1,433.7)	71.7
Net earnings for the year	—	—	—	3,357.4	—	—
Other comprehensive income (loss)	—	—	—	—	(877.5)	—
Dividends declared	—	—	—	(376.4)	—	—
Common stock-based award activity	7.8	0.1	443.9	—	—	—
Common stock issued in connection with LYONs’ conversions	1.3	—	56.4	—	—	—
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	—	—	—	(2,291.7)	—	—
Change in noncontrolling interests	—	—	—	—	—	2.0
Balance, December 31, 2015	801.6	8.0	4,981.2	21,012.3	(2,311.2)	73.7
Net earnings for the year	—	—	—	2,553.7	—	—
Other comprehensive income (loss)	—	—	—	—	(690.3)	—
Dividends declared	—	—	—	(393.6)	—	—
Common stock-based award activity	5.8	0.1	322.6	—	—	—
Common stock issued in connection with LYONs’ conversions	0.3	—	9.1	—	—	—
Distribution of Fortive Corporation	—	—	—	(2,468.9)	(20.2)	—
Change in noncontrolling interests	—	—	—	—	—	0.3
Balance, December 31, 2016	807.7	$8.1	$5,312.9	$20,703.5	$(3,021.7)	$74.0
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in millions)

	Year Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$2,553.7	$3,357.4	$2,598.4
Less: earnings from discontinued operations, net of income taxes	400.3	1,610.7	959.7
Net earnings from continuing operations	2,153.4	1,746.7	1,638.7
Noncash items:
Depreciation	545.0	484.0	448.9
Amortization	583.1	396.8	269.2
Stock-based compensation expense	129.8	103.8	84.7
Pretax loss on early extinguishment of borrowings	178.8	—	—
Pretax gain on sales of investments	(223.4)	(12.4)	(122.6)
Change in deferred income taxes	(383.9)	(184.2)	201.9
Change in trade accounts receivable, net	(183.1)	0.8	(42.7)
Change in inventories	9.4	146.5	68.8
Change in trade accounts payable	78.1	50.3	79.7
Change in prepaid expenses and other assets	(62.4)	(68.9)	(144.8)
Change in accrued expenses and other liabilities	262.7	168.8	189.4
Total operating cash provided by continuing operations	3,087.5	2,832.2	2,671.2
Total operating cash provided by discontinued operations	434.3	969.6	1,087.2
Net cash provided by operating activities	3,521.8	3,801.8	3,758.4
Cash flows from investing activities:
Cash paid for acquisitions	(4,880.1)	(14,247.8)	(2,839.4)
Payments for additions to property, plant and equipment	(589.6)	(512.9)	(465.4)
Payments for purchases of investments	—	(87.1)	—
Proceeds from sales of investments	264.8	43.0	167.1
All other investing activities	31.7	66.3	16.5
Total investing cash used in continuing operations	(5,173.2)	(14,738.5)	(3,121.2)
Total investing cash used in discontinued operations	(69.8)	(212.5)	(323.1)
Net cash used in investing activities	(5,243.0)	(14,951.0)	(3,444.3)
Cash flows from financing activities:
Proceeds from the issuance of common stock	164.5	249.0	132.9
Payment of dividends	(399.8)	(354.1)	(227.7)
Make-whole premiums to redeem borrowings prior to maturity	(188.1)	—	—
Net proceeds from borrowings (maturities of 90 days or less)	2,218.1	3,511.2	312.2
Proceeds from borrowings (maturities longer than 90 days)	3,240.9	5,682.9	—
Repayments of borrowings (maturities longer than 90 days)	(2,480.6)	(35.5)	(414.7)
All other financing activities	(27.0)	(3.3)	(20.9)
Total financing cash provided by (used in) continuing operations	2,528.0	9,050.2	(218.2)
Cash distributions to Fortive Corporation, net	(485.3)	—	—
Net cash provided by (used in) financing activities	2,042.7	9,050.2	(218.2)
Effect of exchange rate changes on cash and equivalents	(148.6)	(115.8)	(205.5)
Net change in cash and equivalents	172.9	(2,214.8)	(109.6)
Beginning balance of cash and equivalents	790.8	3,005.6	3,115.2
Ending balance of cash and equivalents	$963.7	$790.8	$3,005.6

Supplemental disclosure:
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	$—	$2,291.7	$—
Distribution of noncash net assets to Fortive Corporation	(1,983.6)	—	—
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. The Company operates in four business segments: Life Sciences; Diagnostics; Dental; and Environmental & Applied Solutions.
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment, through its Pall Corporation (“Pall”) business, is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors.
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
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, waste, ground, source and ocean water in residential, commercial, industrial and natural resource applications. The Company’s product identification business provides equipment, consumables, software and services for various printing, marking, coding, traceability, packaging, design and color management applications on consumer, pharmaceutical and industrial products.
Refer to Notes 2 and 3 for a discussion of significant acquisitions and discontinued operations.
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
Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ materially from these estimates.
Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $33 million, $25 million and $15 million of expense associated with doubtful accounts for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2016 and 2015 are $140 million and $139 million of net aggregate financing receivables, respectively. All financing receivables are evaluated collectively for impairment due to the homogeneous nature of the portfolio.
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
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, available-for-sale securities, nonqualified deferred compensation plans, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 7 for the fair values of the Company’s available-for-sale securities and other obligations.
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

Revenue Recognition—As described above, the Company derives revenues primarily from the sale of Life Sciences, Diagnostics, Dental and Environmental & Applied Solutions products and services. For revenue related to a product or service to qualify for recognition, there must be persuasive evidence of an arrangement with a customer, delivery must have occurred or the services must have been rendered, the price to the customer must be fixed and determinable and collectability of the associated fee must be reasonably assured. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily records revenue for product sales upon shipment. Sales arrangements entered with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the delivery criteria for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition is deferred until such obligations have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the purchase price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. Revenue related to separately priced extended warranty and product maintenance agreements is deferred when appropriate and recognized as revenue over the term of the agreement.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-

evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 12 for additional information.
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
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk, although the Company’s foreign currency-denominated debt partially hedges its net investments in foreign operations against adverse movements in exchange rates. The Company will periodically enter into foreign currency forward contracts not exceeding 12 months to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. When utilized, the derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. To the extent the foreign currency forward contract or forward starting swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s use of foreign currency forward contracts and forward starting swaps during 2016 and as of the year then ended was not significant. Refer to Note 7 for additional information.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Total
Balance, January 1, 2014	$413.2	$(366.7)		$168.0		$214.5
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(1,235.0)	(552.0)		39.3		(1,747.7)
Income tax impact	—	175.1		(14.8)		160.3
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,235.0)	(376.9)		24.5		(1,587.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	23.5	(a)	(122.6)	(b)	(99.1)
Income tax impact	—	(7.7)		46.0		38.3
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	15.8		(76.6)		(60.8)
Net current period other comprehensive income (loss), net of income taxes	(1,235.0)	(361.1)		(52.1)		(1,648.2)
Balance, December 31, 2014	(821.8)	(727.8)		115.9		(1,433.7)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(975.6)	69.8		40.7		(865.1)
Income tax impact	—	(12.3)		(15.3)		(27.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(975.6)	57.5		25.4		(892.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	33.5	(a)	(12.4)	(b)	21.1
Income tax impact	—	(10.5)		4.6		(5.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	23.0		(7.8)		15.2
Net current period other comprehensive income (loss), net of income taxes	(975.6)	80.5		17.6		(877.5)
Balance, December 31, 2015	(1,797.4)	(647.3)		133.5		(2,311.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(517.3)	(115.4)		39.6		(593.1)
Income tax impact	—	38.9		(14.8)		24.1
Other comprehensive income (loss) before reclassifications, net of income taxes	(517.3)	(76.5)		24.8		(569.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	28.0	(a)	(223.4)	(b)	(195.4)
Income tax impact	—	(9.7)		83.8		74.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	18.3		(139.6)		(121.3)
Net current period other comprehensive income (loss), net of income taxes	(517.3)	(58.2)		(114.8)		(690.3)
Distribution of Fortive Corporation	(83.5)	63.3	(c)	—		(20.2)
Balance, December 31, 2016	$(2,398.2)	$(642.2)		$18.7		$(3,021.7)

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Notes 10 and 11 for additional details).

(b)	Included in other income in the accompanying Consolidated Statements of Earnings (refer to Note 13 for additional details).

(c)	This accumulated other comprehensive income (loss) component included an income tax impact of $21 million.

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
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Notes 10 and 11 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
New Accounting Standards—In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU is effective for public entities for fiscal years beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. Management believes that the new standard will not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how cash receipts and cash payments are presented in the statement of cash flows. The ASU is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively to all periods presented. The Company adopted this standard in the third quarter of 2016. The adoption of this ASU resulted in the make-whole premiums of $188 million related to the early extinguishment of borrowings in the third quarter of 2016 being reflected as a financing activity and the tax benefit related to these payments being reflected as an operating activity in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2016.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company will adopt this standard in fiscal year 2017. The ASU will require that the difference between the actual tax benefit realized upon exercise and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) to be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU will also require the excess tax benefit realized be reflected as operating cash flow rather than a financing cash flow. Had this ASU been adopted at January 1, 2015, the provision for income taxes from continuing operations would have been reduced and operating cash flow from continuing operations would have been increased by $30 million and $66 million for the years ended December 31, 2016 and 2015, respectively. The actual benefit realized in future periods is inherently uncertain and will vary based on the timing and relative value realized for future share-based transactions.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The Company plans to adopt the new standard on January 1, 2018 and expects the impact of the new standard on the amount and timing of revenue recognition to be insignificant. The new standard will require certain costs, primarily commissions on contracts greater than one year in duration, to be capitalized versus expensed currently. The Company expects to use the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2016 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2016.
On November 4, 2016, Copper Merger Sub, Inc., a California corporation and an indirect, wholly-owned subsidiary of the Company acquired all of the outstanding shares of common stock of Cepheid, a California corporation, for $53.00 per share in cash, for a total purchase price of approximately $4.0 billion, net of assumed debt and acquired cash (the “Cepheid Acquisition”). Cepheid is a leading global molecular diagnostics company that develops, manufactures and markets accurate and easy to use molecular systems and tests and is now part of the Company’s Diagnostics segment. Cepheid generated revenues of $539 million in 2015.
The Company financed the Cepheid acquisition price with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper. The Company preliminarily recorded approximately $2.6 billion of goodwill related to the Cepheid Acquisition. As Cepheid is integrated into the Company, the Company expects to realize significant cost synergies through the application of the Danaher Business System and the combined purchasing power of the Company and Cepheid.
In addition to the Cepheid Acquisition, during 2016 the Company acquired seven businesses for total consideration of $882 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these seven businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $237 million. The Company preliminarily recorded an aggregate of $478 million of goodwill related to these acquisitions.

On August 31, 2015, Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of common stock of Pall, a New York corporation, for $127.20 per share in cash, for a total purchase price of approximately $13.6 billion, net of assumed debt of $417 million and acquired cash of approximately $1.2 billion (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases, and is now part of the Company’s Life Sciences segment. In its fiscal year ended July 31, 2015, Pall generated consolidated revenues of approximately $2.8 billion. Pall serves customers in the biopharmaceutical, food and beverage and medical markets as well as the process technologies, aerospace and microelectronics markets. The Company preliminarily recorded approximately $9.6 billion of goodwill related to the Pall Acquisition.
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
In addition to the Pall Acquisition, during 2015 the Company acquired nine businesses for total consideration of approximately $670 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these nine businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $355 million. The Company preliminarily recorded an aggregate of $285 million of goodwill related to these acquisitions.
In December 2014, the Company completed its tender offer for the outstanding shares of common stock of Nobel Biocare Holding AG (“Nobel Biocare”) and acquired substantially all of the Nobel Biocare shares, with the remainder of the Nobel Biocare shares acquired in 2015 pursuant to a squeeze-out transaction, for an aggregate cash purchase price of approximately CHF 1.9 billion (approximately $1.9 billion based on exchange rates as of the date the shares of common stock were acquired) including debt assumed and net of cash acquired. Nobel Biocare had revenues of €567 million in 2013 (approximately $780 million based on exchange rates as of December 31, 2013), and is now part of the Company’s Dental segment. The Company preliminarily recorded approximately $1.0 billion of goodwill related to the acquisition of Nobel Biocare. The Company financed the acquisition of Nobel Biocare from available cash.
In addition to the acquisition of Nobel Biocare, during 2014 the Company acquired 10 businesses for total consideration of $978 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these 10 businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $285 million. The Company preliminarily recorded an aggregate of $479 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2016	2015	2014
Trade accounts receivable	$97.8	$590.4	$175.4
Inventories	204.8	521.9	143.5
Property, plant and equipment	161.8	740.0	82.5
Goodwill	3,061.8	9,841.0	1,492.4
Other intangible assets, primarily customer relationships, trade names and technology	1,867.0	5,045.3	1,544.4
In-process research and development	65.0	—	56.0
Trade accounts payable	(50.7)	(182.0)	(46.7)
Other assets and liabilities, net	(518.0)	(1,844.5)	(472.6)
Assumed debt	(1.0)	(417.0)	(135.5)
Net assets acquired	4,888.5	14,295.1	2,839.4
Less: noncash consideration	(8.4)	(47.3)	—
Net cash consideration	$4,880.1	$14,247.8	$2,839.4
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2016 discussed above, and all of the other 2016 acquisitions as a group ($ in millions):

	Cepheid	Others	Total
Trade accounts receivable	$61.4	$36.4	$97.8
Inventories	165.8	39.0	204.8
Property, plant and equipment	144.5	17.3	161.8
Goodwill	2,584.0	477.8	3,061.8
Other intangible assets, primarily customer relationships, trade names and technology	1,480.0	387.0	1,867.0
In-process research and development	65.0	—	65.0
Trade accounts payable	(41.2)	(9.5)	(50.7)
Other assets and liabilities, net	(452.4)	(65.6)	(518.0)
Assumed debt	(1.0)	—	(1.0)
Net assets acquired	4,006.1	882.4	4,888.5
Less: noncash consideration	(8.4)	—	(8.4)
Net cash consideration	$3,997.7	$882.4	$4,880.1

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2015 discussed above, and all of the other 2015 acquisitions as a group ($ in millions):

	Pall	Others	Total
Trade accounts receivable	$509.7	$80.7	$590.4
Inventories	475.5	46.4	521.9
Property, plant and equipment	713.4	26.6	740.0
Goodwill	9,556.2	284.8	9,841.0
Other intangible assets, primarily customer relationships, trade names and technology	4,798.0	247.3	5,045.3
Trade accounts payable	(155.8)	(26.2)	(182.0)
Other assets and liabilities, net	(1,855.2)	10.7	(1,844.5)
Assumed debt	(416.9)	(0.1)	(417.0)
Net assets acquired	13,624.9	670.2	14,295.1
Less: noncash consideration	(47.3)	—	(47.3)
Net cash consideration	$13,577.6	$670.2	$14,247.8
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2014 discussed above, and all of the other 2014 acquisitions as a group ($ in millions):

	Nobel Biocare	Others	Total
Trade accounts receivable	$124.9	$50.5	$175.4
Inventories	69.0	74.5	143.5
Property, plant and equipment	59.4	23.1	82.5
Goodwill	1,013.6	478.8	1,492.4
Other intangible assets, primarily customer relationships, trade names and technology	1,049.3	495.1	1,544.4
In-process research and development	—	56.0	56.0
Trade accounts payable	(30.8)	(15.9)	(46.7)
Other assets and liabilities, net	(291.0)	(181.6)	(472.6)
Assumed debt	(132.7)	(2.8)	(135.5)
Net cash consideration	$1,861.7	$977.7	$2,839.4
During 2016, primarily in connection with the Cepheid Acquisition, the Company incurred $61 million of pretax transaction-related costs, primarily banking fees, legal fees, amounts paid to other third-party advisers and change in control costs. In addition, the Company’s earnings for 2016 reflect the impact of additional pretax charges of $23 million associated with fair value adjustments to acquired inventory and deferred revenue primarily related to the Cepheid Acquisition.
During 2015, in connection with the Pall Acquisition, the Company incurred $47 million of pretax transaction-related costs, primarily banking fees, legal fees, amounts paid to other third-party advisers and change in control costs as well as $11 million of a pretax curtailment gain resulting from the Company freezing and discontinuing all future accruals to the Pall pension plan, which necessitated a remeasurement of the plan obligations. In addition, the Company’s earnings for 2015 reflect the impact of additional pretax charges of $91 million associated with fair value adjustments to acquired inventory and deferred revenue related to the Pall Acquisition and $20 million associated with fair value adjustments to acquired inventory related to the acquisition of Nobel Biocare.
During 2014, in connection with the Nobel Biocare acquisition, the Company incurred $12 million of pretax transaction related costs, primarily banking fees, legal fees, amounts paid to other third-party advisers and change in control costs. In addition, the Company’s earnings for 2014 reflect the impact of additional pretax charges of $5 million associated with fair value adjustments to acquired inventory related to the Nobel Biocare acquisition.

Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material to 2016, 2015, or 2014 earnings.
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

	2016	2015
Sales	$17,501.9	$17,107.3
Net earnings from continuing operations	2,088.5	1,666.3
Diluted net earnings per share from continuing operations	2.99	2.35
The 2016 unaudited pro forma revenue and earnings set forth above were adjusted to exclude the impact of the nonrecurring acquisition date fair value adjustments to inventory and deferred revenue primarily for the Cepheid Acquisition of $23 million pretax and the 2015 unaudited pro forma revenue and earnings set forth above were adjusted to include the impact of these same fair value adjustments as if the acquisition had occurred on January 1, 2015.
In addition, the acquisition-related transaction costs and change in control payments of approximately $61 million in 2016 associated primarily with the Cepheid Acquisition and $47 million in 2015 associated with the Pall Acquisition were excluded from pro forma earnings in 2016 and 2015, respectively.

NOTE 3. DISCONTINUED OPERATIONS
Fortive Corporation Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution. Fractional shares of Fortive common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders.
In preparation for the Separation, in June 2016 Fortive issued approximately $3.4 billion in debt securities (refer to Note 9). The proceeds from these borrowings were used to fund the approximately $3.0 billion net cash distributions Fortive made to Danaher prior to the Distribution Date (“Fortive Distribution”). Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s 5.625% senior unsecured notes due 2018, 5.4% senior unsecured notes due 2019 and 3.9% senior unsecured notes due 2021 (collectively the “Redeemed Notes”)). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company has also used, and intends to use, the balance of the Fortive Distribution to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Separation and approximately $6.1 billion in 2015.
As a result of the Separation, the Company incurred $48 million in Separation-related costs during the year ended December 31, 2016 which are included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees and tax liabilities incurred upon the Separation.
In connection with the Separation, Danaher and Fortive entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Fortive’s separation from Danaher and govern certain relationships between Danaher and Fortive after the Separation. In addition, Danaher is also party to various commercial agreements with Fortive entities. The amount billed for transition services provided under the above agreements as well as sales and purchases to and from Fortive were not material to the Company’s results of operations for the year ended December 31, 2016.
Communications Business Split-off
In July 2015, the Company consummated the split-off of the majority of its former communications business to Danaher shareholders who elected to exchange Danaher shares for ownership interests in the communications business, and the subsequent merger of the communications business with a subsidiary of NetScout Systems, Inc. (“NetScout”). Danaher shareholders who participated in the exchange offer tendered 26 million shares of Danaher common stock (approximately $2.3 billion on the date of tender) and received 62.5 million shares of NetScout common stock which represented approximately 60% of the shares of NetScout common stock outstanding following the combination.
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the split-off and merger were completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million (including $6 million in related income tax benefits), or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. The communications business had revenues of $346 million in 2015 prior to the disposition and $760 million in 2014.
The key components of income from both the Fortive and communications businesses from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2016	2015	2014
Sales	$3,029.8	$6,524.5	$7,097.0
Cost of sales	(1,566.4)	(3,285.1)	(3,504.0)
Selling, general and administrative expenses	(696.0)	(1,458.9)	(1,661.9)
Research and development expenses	(190.4)	(457.6)	(544.8)
Other income	—	—	33.9
Interest expense	(19.7)	(24.8)	(28.0)
Interest income	—	0.7	3.4
Income from discontinued operations before income taxes	557.3	1,298.8	1,395.6
Gain on disposition of discontinued operations before income taxes	—	760.5	—
Earnings from discontinued operations before income taxes	557.3	2,059.3	1,395.6
Income taxes	(157.0)	(448.6)	(435.9)
Earnings from discontinued operations, net of income taxes	$400.3	$1,610.7	$959.7

The following table summarizes the major classes of assets and liabilities of the Fortive-related discontinued operations that were included in the Company’s accompanying Consolidated Balance Sheets as of December 31, 2015 ($ in millions):

Assets:
Trade accounts receivable, net	$979.0
Inventories	522.3
Property, plant and equipment, net	522.9
Goodwill	4,055.4
Other intangible assets, net	725.0
Other assets	470.9
Total assets, discontinued operations	$7,275.5
Liabilities:
Trade accounts payable	$657.1
Accrued expenses and other liabilities	666.8
Other long-term liabilities	512.6
Total liabilities, discontinued operations	$1,836.5

NOTE 4. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2016	2015
Finished goods	$884.4	$854.6
Work in process	299.4	242.8
Raw materials	525.6	475.7
Total	$1,709.4	$1,573.1
As of December 31, 2016 and 2015, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2016	2015
Land and improvements	$150.5	$121.7
Buildings	880.9	890.1
Machinery and equipment	1,953.9	1,690.2
Customer-leased instruments	1,332.0	1,287.7
Gross property, plant and equipment	4,317.3	3,989.7
Less: accumulated depreciation	(1,963.3)	(1,687.0)
Property, plant and equipment, net	$2,354.0	$2,302.7

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
As of December 31, 2016, the Company had eight reporting units for goodwill impairment testing. As of the date of the 2016 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $503 million to approximately $11.7 billion. No goodwill impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014 and no “triggering” events have occurred subsequent to the performance of the 2016 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Life Sciences		Diagnostics	Dental		Environmental & Applied Solutions	Total
Balance, January 1, 2015	$1,933.2		$4,412.1	$3,142.9		$2,086.9	$11,575.1
Attributable to 2015 acquisitions	9,560.2		180.3	7.0		93.5	9,841.0
Adjustments due to finalization of purchase price adjustments	(4.6)		(6.9)	197.9	(a)	—	186.4
Foreign currency translation and other	(180.3)		(198.1)	(111.7)		(97.5)	(587.6)
Balance, December 31, 2015	11,308.5		4,387.4	3,236.1		2,082.9	21,014.9
Attributable to 2016 acquisitions	438.6		2,590.5	4.2		28.5	3,061.8
Adjustments due to finalization of purchase price adjustments	89.7	(b)	(2.2)	—		5.1	92.6
Foreign currency translation and other	(226.5)		(72.7)	(24.7)		(18.5)	(342.4)
Balance, December 31, 2016	$11,610.3		$6,903.0	$3,215.6		$2,098.0	$23,826.9

(a)	This adjustment is primarily related to finalization of the Nobel Biocare purchase price adjustments.

(b)	This adjustment is primarily related to finalization of the Pall purchase price adjustments.
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$2,211.3	$(618.5)	$1,857.2	$(488.7)
Customer relationships and other intangibles	6,990.9	(1,627.1)	5,994.1	(1,199.9)
Total finite-lived intangibles	9,202.2	(2,245.6)	7,851.3	(1,688.6)
Indefinite-lived intangibles:
Trademarks and trade names	4,861.4	—	4,382.6	—
Total intangibles	$14,063.6	$(2,245.6)	$12,233.9	$(1,688.6)

During 2016, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 14 years. Refer to Note 2 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2016, 2015 and 2014 was $583 million, $397 million and $269 million, respectively. Based on the intangible assets recorded as of December 31, 2016, amortization expense is estimated to be $649 million during 2017, $633 million during 2018, $625 million during 2019, $620 million during 2020 and $608 million during 2021.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016:
Assets:
Available-for-sale securities	$117.8	$52.3	$—	$170.1
Liabilities:
Deferred compensation plans	—	52.2	—	52.2
December 31, 2015:
Assets:
Available-for-sale securities	$342.3	$59.1	$—	$401.4
Liabilities:
Deferred compensation plans	—	55.5	—	55.5
Available-for-sale securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are either measured at fair value using quoted market prices in an active market or if they are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31 were as follows ($ in millions):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$170.1	$170.1	$401.4	$401.4
Liabilities:
Short-term borrowings	2,594.8	2,594.8	845.2	845.2
Long-term borrowings	9,674.2	10,095.1	12,025.2	12,471.4
As of December 31, 2016 and 2015, available-for-sale securities were categorized as Level 1 and Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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
Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2016		2015
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$914.1	$247.1	$775.3	$261.8
Pension and postretirement benefits	91.7	1,222.9	101.9	1,226.2
Taxes, income and other	293.9	3,894.1	381.2	4,031.1
Deferred revenue	539.8	92.7	457.0	76.5
Sales and product allowances	144.1	2.0	135.2	2.2
Other	810.6	211.5	758.8	152.2
Total	$2,794.2	$5,670.3	$2,609.4	$5,750.0

NOTE 9. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2016	2015
U.S. dollar-denominated commercial paper	$2,733.5	$920.0
Euro-denominated commercial paper (€3.0 billion and €2.8 billion, respectively)	3,127.6	3,096.9
2.3% senior unsecured notes due 2016 (the “2016 Notes”)	—	500.0
4.0% senior unsecured bonds due 2016 (CHF 120.0 million aggregate principal amount) (“the 2016 Bonds”)	—	122.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount) (the “2017 Euronotes”)	526.0	544.8
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount) (the “2017 CHF Bonds”)	98.0	99.7
5.625% senior unsecured notes due 2018 (the “2018 Notes”)	—	500.0
1.65% senior unsecured notes due 2018 (the “2018 U.S. Notes”)	498.1	497.1
5.4% senior unsecured notes due 2019 (the “2019 Notes”)	—	750.0
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	628.6	651.0
2.4% senior unsecured notes due 2020 (the “2020 U.S. Notes”)	496.8	495.9
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	402.6	410.7
Zero-coupon LYONs due 2021	68.1	72.6
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	255.6	—
3.9% senior unsecured notes due 2021 (the “2021 Notes”)	—	600.0
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	836.5	866.8
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	532.3	541.6
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	836.8	867.9
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	495.8	495.3
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount) (the “2028 CHF Bonds”)	108.8	110.7
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499.3	499.3
Other	124.6	227.5
Total debt	12,269.0	12,870.4
Less: currently payable	2,594.8	845.2
Long-term debt	$9,674.2	$12,025.2
Debt discounts and debt issuance costs totaled $25 million and $9 million as of December 31, 2016 and 2015, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Commercial Paper Programs and Credit Facilities
In 2015, the Company entered into a $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “5-Year Credit Facility”). The Company also entered into a $7.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expired in July 2016 (no borrowings were outstanding under the facility at any time) to provide additional liquidity support for issuances under the Company’s U.S. and euro-denominated commercial paper programs, the proceeds of which were used to finance a portion of the purchase price for the Pall Acquisition. On October 24, 2016, the Company again expanded its borrowing capacity by entering into a $3.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on October 23, 2017 (the “364-Day Facility” and together with the 5-Year Credit Facility, the “Credit Facilities”), to provide additional liquidity support for issuances under the Company’s U.S. and euro-denominated commercial paper programs. The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund the purchase price for the Cepheid Acquisition, as discussed in more detail below.
Under the Company’s U.S. and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR. The Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company anticipates issuing additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2016, borrowings outstanding under the Company’s U.S. and euro commercial paper programs had a weighted average annual interest rate of 0.3% and a weighted average remaining maturity of approximately 37 days. The Company has classified approximately $4.0 billion of its borrowings outstanding under the commercial paper programs as of December 31, 2016 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the 5-Year Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Under the Credit Facilities, borrowings (other than bid loans under the 5-Year Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 0.5%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus in each case a specified margin that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the 5-Year Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under each Credit Facility that, in the case of the 5-Year Credit Facility, varies according to the Company’s long-term debt credit rating. Each of the Credit Facilities requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2016, no borrowings were outstanding under either of the Credit Facilities and the Company was in compliance with all covenants under each facility. The nonperformance by any member of either Credit Facility syndicate would reduce the maximum capacity of such Credit Facility by such member’s commitment amount.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the 5-Year Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a credit downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Credit Facilities to provide short-term funding. In such event, the cost of borrowings under the Credit Facilities could be higher than the cost of commercial paper borrowings.
In addition to the Credit Facilities, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

Long-Term Indebtedness
The following summarizes the key terms for the Company’s long-term debt as of December 31, 2016:

	Outstanding Balance as of December 31, 2016	Stated Annual Interest Rate	Issue Price	Issue Date	Maturity Date	Interest Payment Dates (in arrears)
2017 Euronotes (1)	$526.0	three-month EURIBOR + 0.45%	100%	July 8, 2015	June 30, 2017	March 30, June 30, September 30 and December 30
2017 CHF Bonds (2)	98.0	0.0%	100.14%	December 8, 2015	December 8, 2017	December 8
2018 U.S. Notes (3)	498.1	1.65%	99.866%	September 15, 2015	September 15, 2018	March 15 and September 15
2019 Euronotes (1)	628.6	1.0%	99.696%	July 8, 2015	July 8, 2019	July 8
2020 U.S. Notes (3)	496.8	2.4%	99.757%	September 15, 2015	September 15, 2020	March 15 and September 15
2020 Assumed Pall Notes (5)	402.6	5.0%	not applicable	not applicable	June 15, 2020	June 15 and December 15
2021 LYONs	68.1	see below	not applicable	January 22, 2001	January 22, 2021	January 22 and July 22
2021 Yen Notes (4)	255.6	0.352%	100%	February 28, 2016	March 16, 2021	September 16
2022 Euronotes (1)	836.5	1.7%	99.651%	July 8, 2015	January 4, 2022	January 4
2023 CHF Bonds (2)	532.3	0.5%	100.924%	December 8, 2015	December 8, 2023	December 8
2025 Euronotes (1)	836.8	2.5%	99.878%	July 8, 2015	July 8, 2025	July 8
2025 U.S. Notes (3)	495.8	3.35%	99.857%	September 15, 2015	September 15, 2025	March 15 and September 15
2028 CHF Bonds (2)	108.8	1.125%	101.303%	December 8, 2015	December 8, 2028	December 8
2045 U.S. Notes (3)	499.3	4.375%	99.784%	September 15, 2015	September 15, 2045	March 15 and September 15
U.S. dollar and euro-denominated commercial paper	5,861.1	various	various	various	various	various
Other	124.6	various	various	various	various	various
Total debt	$12,269.0

(1)
The net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) from these notes were used to pay a portion of the purchase price for the Pall Acquisition.

(2)
The net proceeds, including the related premium, and after underwriting discounts and commissions and offering expenses, of approximately CHF 755 million ($732 million based on currency exchange rates as of date of issuance) from these bonds were used to repay a portion of the commercial paper issued to finance the Pall Acquisition.

(3)
The net proceeds, after underwriting discounts and commissions and offering expenses, of approximately $2.0 billion from these notes were used to repay a portion of the commercial paper issued to finance the Pall Acquisition.

(4)
The net proceeds, after offering expenses, of approximately ¥29.9 billion (approximately $262 million based on currency exchange rates as of the date of issuance) from these notes were used to repay a portion of the commercial paper borrowings issued to finance the Pall Acquisition.

(5)
In connection with the Pall Acquisition, the Company acquired senior unsecured notes previously issued by Pall with an aggregate principal amount of $375 million. In accordance with accounting for business combinations, the Assumed Pall Notes were recorded at their fair value of $417 million on the date of acquisition and for accounting purposes, interest charges on these notes recorded in the Company’s Consolidated Statement of Earnings reflect an effective interest rate of approximately 2.9% per year.

LYONs
In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs originally carry a yield to maturity of 2.375% (with contingent interest payable as described below). Pursuant to the terms of the indenture that governs the Company’s LYONs, effective as of the record date of the distribution of the Fortive shares, the conversion ratio of the LYONs was adjusted so that each $1,000 of principal amount at maturity may be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.

During the year ended December 31, 2016, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 250 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $3 million was transferred to additional paid-in capital as a result of the conversions.
As of December 31, 2016, an aggregate of approximately 21 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2016, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six-month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the cash dividend paid on Danaher’s common stock during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million, $1 million and $2 million of contingent interest on the LYONs for each of the years ended December 31, 2016, 2015 and 2014, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
Long-Term Indebtedness Related to the Fortive Separation
In June 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation. Fortive financed these cash payments through issuance of approximately $3.4 billion of debt, consisting of $500 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates (the “Term Loan Facility”), $393 million of commercial paper borrowings supported by a five-year, $1.5 billion senior unsecured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility the “Fortive Credit Facilities”), $300 million aggregate principal amount of 1.8% senior unsecured notes due 2019, $750 million aggregate principal amount of 2.35% senior unsecured notes due 2021, $900 million aggregate principal amount of 3.15% senior unsecured notes due 2026 and $550 million aggregate principal amount of 4.3% senior unsecured notes due 2046 (collectively, the “Fortive Debt”). Danaher initially guaranteed the Fortive Debt, and the guarantee terminated effective as of the Distribution Date. As of July 2, 2016 in connection with the Separation, the Fortive Debt was transferred to Fortive and is no longer reflected in the Company’s consolidated financial statements.
2016 Long-Term Debt Repayments
The Company used a portion of the proceeds from the Fortive Distribution to repay the $500 million aggregate principal amount of 2016 Notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Redeemed Notes). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The payment of these make-whole premiums, net of certain deferred gains of $9 million, are reflected as a loss on early extinguishment of borrowings in the accompanying Consolidated Statements of Earnings. The Company has used and intends to use the balance of the cash proceeds it received from Fortive to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The Company repaid the CHF 120 million aggregate principal amount of the 2016 Bonds upon their maturity in October 2016 using available cash.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2020 Assumed Pall Notes, the 2019, 2022 and 2025 Euronotes and the 2018, 2020, 2025 and 2045 U.S. Notes, at any time prior to the applicable maturity date (or in certain cases three months prior to the maturity date), the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount and the “make-whole” premium specified in the applicable indenture, plus accrued and unpaid interest. With respect to each of the 2017, 2023 and 2028 CHF Bonds at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2017, 2019, 2022 and 2025 Euronotes and the 2017, 2023 and 2028 CHF Bonds, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.

If a change of control triggering event occurs with respect to any of the 2020 Assumed Pall Notes, the 2017, 2019, 2022 and 2025 Euronotes, the 2018, 2020, 2025 and 2045 U.S. Notes or the 2017, 2023 and 2028 CHF Bonds, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% of the principal amount of the notes and bonds, plus accrued and unpaid interest. A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt.
The respective indentures under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2016, the Company was in compliance with all of its debt covenants.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2017	$2,594.8
2018	496.4
2019	627.2
2020	4,899.2
2021	323.0
Thereafter	3,328.4
The Company made interest payments of $212 million, $126 million and $118 million in 2016, 2015 and 2014, respectively.

NOTE 10. PENSION BENEFIT PLANS
The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. During 2012, all remaining benefit accruals under the U.S. plans ceased. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2016	2015	2016	2015
Change in pension benefit obligation:
Benefit obligation at beginning of year	$2,603.9	$2,484.7	$1,449.3	$1,171.7
Service cost	9.0	9.6	36.4	42.0
Interest cost	89.7	101.1	32.8	29.4
Employee contributions	—	—	8.6	8.2
Benefits and other expenses paid	(204.8)	(192.9)	(48.4)	(36.7)
Acquisitions and other	(7.4)	324.9	—	431.4
Actuarial loss (gain)	67.7	(112.5)	174.1	(42.3)
Amendments, settlements and curtailments	—	(11.0)	(25.9)	(79.6)
Foreign exchange rate impact	—	—	(133.9)	(74.8)
Benefit obligation at end of year	2,558.1	2,603.9	1,493.0	1,449.3
Change in plan assets:
Fair value of plan assets at beginning of year	1,892.6	1,886.3	1,025.9	747.6
Actual return on plan assets	122.7	(21.3)	134.3	11.1
Employer contributions	57.7	49.4	43.5	42.2
Employee contributions	—	—	8.6	8.2
Amendments and settlements	—	—	(7.3)	(57.0)
Benefits and other expenses paid	(204.8)	(192.9)	(48.4)	(36.7)
Acquisitions	—	171.1	—	355.8
Foreign exchange rate impact	—	—	(113.7)	(45.3)
Fair value of plan assets at end of year	1,868.2	1,892.6	1,042.9	1,025.9
Funded status	$(689.9)	$(711.3)	$(450.1)	$(423.4)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Discount rate	4.1%	4.4%	1.8%	2.6%
Rate of compensation increase	4.0%	4.0%	2.9%	2.9%
Components of net periodic pension cost (benefit):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2016	2015	2016	2015
Service cost	$9.0	$9.6	$36.4	$42.0
Interest cost	89.7	101.1	32.8	29.4
Expected return on plan assets	(132.6)	(136.0)	(40.2)	(34.2)
Amortization of prior service credit	—	—	(0.3)	(0.1)
Amortization of net loss	24.6	28.9	7.8	9.9
Curtailment and settlement gains recognized	(0.7)	(9.3)	(0.3)	(0.8)
Net periodic pension (benefit) cost	$(10.0)	$(5.7)	$36.2	$46.2
Net periodic pension (benefits) costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

Weighted average assumptions used to determine net periodic pension cost (benefit) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Discount rate	4.4%	4.0%	2.6%	2.3%
Expected long-term return on plan assets	7.0%	7.5%	4.1%	3.9%
Rate of compensation increase	N/A	N/A	2.9%	3.0%
The discount rate reflects the market rate on December 31 for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment-grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2016, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables.
Effective December 31, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. and non-U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and non-U.S. pension and other postretirement benefit obligations and it is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle, which is applied prospectively. For the year ended December 31, 2016, the change in estimate reduced U.S. and non-U.S. pension and other postretirement net periodic benefit plan cost by $25 million when compared to the prior methodology.
Following the Pall Acquisition, the Company froze and discontinued all future accruals to the Pall pension plan, which necessitated a remeasurement of the plan obligations and resulted in a curtailment gain of $11 million ($9 million, net of tax) in 2015.
Included in accumulated other comprehensive income (loss) as of December 31, 2016 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($1 million, net of tax) and unrecognized actuarial losses of approximately $1.0 billion ($649 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2016. The prior service credits and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2017 is $0.3 million ($0.2 million, net of tax) and $34 million ($22 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2017.
Selection of Expected Rate of Return on Assets
For the year ended December 31, 2016, the Company used an expected long-term rate of return assumption of 7.0% for its U.S. defined benefit pension plan while for the years ended December 31, 2015 and 2014, the Company used an expected long-term rate of return assumption of 7.5% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.0% for 2017 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.1% to 5.8% and 1.1% to 6.0% in 2016 and 2015, respectively, with a weighted average rate of return assumption of 4.1% and 3.9% in 2016 and 2015, respectively.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2016, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$23.7	$—	$—	$23.7
Equity securities:
Common stock	347.5	23.4	—	370.9
Preferred stock	4.3	—	—	4.3
Fixed income securities:
Corporate bonds	—	62.9	—	62.9
Government issued	—	82.9	—	82.9
Mutual funds	315.1	162.6	—	477.7
Insurance contracts	—	260.3	—	260.3
Total	$690.6	$592.1	$—	1,282.7
Investments measured at NAV (a):
Mutual funds				289.1
Insurance contracts				70.2
Common collective trusts				697.8
Venture capital, partnerships and other private investments				571.3
Total assets at fair value				$2,911.1

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2015, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$20.1	$—	$—	$20.1
Equity securities:
Common stock	249.4	24.5	—	273.9
Preferred stock	2.6	—	—	2.6
Fixed income securities:
Corporate bonds	—	98.8	—	98.8
Government issued	—	80.5	—	80.5
Mutual funds	357.4	188.8	—	546.2
Insurance contracts	—	232.8	—	232.8
Total	$629.5	$625.4	$—	1,254.9
Investments measured at NAV (a):
Mutual funds				257.6
Insurance contracts				70.9
Common collective trusts				742.5
Venture capital, partnerships and other private investments				592.6
Total assets at fair value				$2,918.5

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
Preferred stock and common stock traded on an active market, as well as mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Preferred stock, common stock, corporate bonds, U.S. government securities and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
Common/collective trusts are valued based on the plan’s interest, represented by investment units, in the underlying investments held within the trust that are traded in an active market by the trustee.
Venture capital, partnerships and other private investments are valued using the NAV based on the information provided by the asset fund managers, which reflects the plan’s share of the fair value of the net assets of the investment. Depending on the nature of the assets, the underlying investments are valued using a combination of either discounted cash flows, earnings and market multiples, third-party appraisals or through reference to the quoted market prices of the underlying investments held by the venture, partnership or private entity where available. Valuation adjustments reflect changes in operating results, financial condition, or prospects of the applicable portfolio company.
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
Expected Contributions
During 2016, the Company contributed $58 million to its U.S. defined benefit pension plan and $44 million to its non-U.S. defined benefit pension plans. During 2017, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $35 million and $40 million, respectively.

The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2017	$177.1	$43.1	$220.2
2018	177.3	49.5	226.8
2019	177.2	46.7	223.9
2020	179.2	46.4	225.6
2021	179.8	51.9	231.7
2022 – 2026	860.7	279.9	1,140.6
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2016, 2015 and 2014 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $177 million, $154 million and $132 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$193.4	$221.4
Service cost	0.7	1.1
Interest cost	6.6	8.4
Amendments, curtailments and other	(6.5)	(3.6)
Actuarial gain	(5.0)	(22.7)
Acquisitions	—	5.0
Retiree contributions	3.2	3.6
Benefits paid	(17.8)	(19.8)
Benefit obligation at end of year	174.6	193.4
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(174.6)	$(193.4)

As of December 31, 2016 and 2015, $158 million and $175 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued postretirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2016	2015
Discount rate	3.9%	4.2%
Medical trend rate – initial	6.5%	6.8%
Medical trend rate – grading period	21 years	22 years
Medical trend rate – ultimate	4.5%	4.5%
Effect of a one-percentage-point change in assumed health care cost trend rates:

($ in millions)	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$0.3	$(0.3)
Effect on postretirement medical benefit obligation	5.3	(4.7)
The medical trend rate used to determine the postretirement benefit obligation was 6.5% for 2016. The rate decreases gradually to an ultimate rate of 4.5% in 2037 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic benefit cost:

($ in millions)	2016	2015
Service cost	$0.7	$1.1
Interest cost	6.6	8.4
Amortization of net loss	—	1.0
Amortization of prior service credit	(3.1)	(3.1)
Net periodic benefit cost	$4.2	$7.4
Net periodic benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
Included in accumulated other comprehensive income (loss) as of December 31, 2016 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $24 million ($15 million, net of tax) and unrecognized actuarial losses of $14 million ($9 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2016. The prior service credits and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2017 is $3 million ($2 million, net of tax) and $0.1 million ($0.1 million, net of tax), respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2017	$16.7
2018	16.3
2019	15.8
2020	15.1
2021	14.4
2022 – 2026	61.4

NOTE 12. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2016	2015	2014
United States	$647.7	$505.5	$455.7
International	1,963.6	1,533.9	1,630.5
Total	$2,611.3	$2,039.4	$2,086.2
The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2016	2015	2014
Current:
Federal U.S.	$237.2	$213.4	$23.6
Non-U.S.	542.9	273.0	241.2
State and local	61.7	(9.5)	(19.2)
Deferred:
Federal U.S.	(237.5)	(83.8)	206.9
Non-U.S.	(104.2)	(121.5)	(43.9)
State and local	(42.2)	21.1	38.9
Income tax provision	$457.9	$292.7	$447.5

During 2015 the Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) on a prospective basis; therefore, all deferred tax assets and liabilities have been classified as noncurrent in the accompanying Consolidated Balance Sheets. Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Net deferred income tax liabilities for discontinued operations for the year ended December 31, 2015 was $87 million and is reflected in current assets, discontinued operations and other long-term liabilities, discontinued operations in the accompanying Consolidated Balance Sheet. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$22.4	$27.7
Inventories	102.8	107.1
Pension and postretirement benefits	392.4	415.7
Environmental and regulatory compliance	29.9	31.7
Other accruals and prepayments	211.1	405.2
Stock-based compensation expense	89.3	128.8
Tax credit and loss carryforwards	1,095.9	1,075.4
Valuation allowances	(306.5)	(215.0)
Total deferred tax asset	1,637.3	1,976.6
Deferred tax liabilities:
Property, plant and equipment	(41.4)	(194.1)
Insurance, including self-insurance	(786.4)	(1,107.3)
Basis difference in LYONs	(13.1)	(9.1)
Goodwill and other intangibles	(3,645.3)	(3,704.8)
Unrealized gains on marketable securities	(2.9)	(68.0)
Total deferred tax liability	(4,489.1)	(5,083.3)
Net deferred tax liability	$(2,851.8)	$(3,106.7)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $2.5 billion and $2.7 billion as of December 31, 2016 and 2015, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $374 million and $367 million as of December 31, 2016 and 2015, respectively. During 2016, the Company’s valuation allowance increased by $92 million, $21 million due to acquisitions and the remainder due to certain tax benefits triggered in 2016 that are not expected to be realized.
The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.6%	0.7%	0.5%
Foreign income taxed at lower rate than U.S. statutory rate	(10.2)%	(17.1)%	(18.4)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(3.1)%	(0.7)%	2.9%
Permanent foreign exchange losses	(8.2)%	(4.6)%	—%
Research credits, uncertain tax positions and other	3.4%	1.1%	1.5%
Effective income tax rate	17.5%	14.4%	21.5%

The Company’s effective tax rate for each of 2016, 2015 and 2014 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.

•
The effective tax rate of 17.5% in 2016 includes 350 basis points of net tax benefits from permanent foreign exchange losses and the release of reserves upon the expiration of statutes of limitation and audit settlements, partially offset by income tax expense related to repatriation of earnings and legal entity realignments associated with the Separation and changes in estimates associated with prior period uncertain tax positions.

•
The effective tax rate of 14.4% in 2015 includes 290 basis points of net tax benefits from permanent foreign exchange losses, releases of valuation allowances related to foreign operating losses and the release of reserves upon the expiration of statutes of limitation, partially offset by changes in estimates associated with prior period uncertain tax positions.

•
The effective tax rate of 21.5% in 2014 includes 250 basis points of tax expense for audit settlements in various jurisdictions, partially offset by the release of valuation allowances and the release of reserves upon the expiration of statutes of limitation.

The Company made income tax payments related to both continuing and discontinued operations of $767 million, $584 million and $569 million in 2016, 2015 and 2014, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $99 million, $147 million, and $82 million in 2016, 2015 and 2014, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $50 million, $88 million and $50 million, respectively. The excess tax benefits realized have been recorded as increases to additional paid-in capital and are reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes related to continuing operations as of December 31, 2016 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $757 million ($240 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2017 through 2036. In addition, the Company had general business and foreign tax credit carryforwards related to continuing operations of $339 million ($24 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2016, which can be carried forward to various dates from 2017 to 2025. In addition, as of December 31, 2016, the Company had $42 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2016, gross unrecognized tax benefits related to continuing operations totaled $992 million ($933 million, net of the impact of $179 million of indirect tax benefits offset by $120 million associated with potential interest and penalties). As of December 31, 2015, gross unrecognized tax benefits related to both continuing and discontinued operations totaled $990 million ($905 million, net of the impact of $233 million of indirect tax benefits offset by $148 million associated with potential interest and penalties). The Company recognized approximately $47 million, $39 million and $44 million in potential interest and penalties related to both continuing and discontinued operations associated with uncertain tax positions during 2016, 2015 and 2014, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, approximately $933 million would be reduced and reflected as a reduction of the overall income tax provision in future periods. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 8.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2016	2015	2014
Unrecognized tax benefits, beginning of year	$990.2	$728.5	$689.0
Additions based on tax positions related to the current year	80.0	73.3	91.5
Additions for tax positions of prior years	154.3	135.3	172.5
Reductions for tax positions of prior years	(7.0)	(10.0)	(43.7)
Acquisitions, divestitures and other	(41.5)	140.6	36.6
Lapse of statute of limitations	(124.0)	(26.3)	(36.3)
Settlements	(45.3)	(18.9)	(149.7)
Effect of foreign currency translation	(14.5)	(32.3)	(31.4)
Unrecognized tax benefits, end of year	$992.2	$990.2	$728.5
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the United States federal, state and foreign jurisdictions. The countries in which the Company has a material presence that have significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain a tax benefit from lower statutory tax rates outside of the United States depends on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s consolidated financial statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed substantially all of the examinations of the Company’s federal income tax returns through 2010 and is currently examining certain of the Company’s federal income tax returns for 2011 through 2013. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Sweden, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.4 billion (approximately $195 million based on exchange rates as of December 31, 2016) including interest through December 31, 2016, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 814 million (approximately $115 million based on exchange rates as of December 31, 2016). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
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
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $250 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute expirations.
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2018 and 2020. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in the years 2019 and 2022.  The Company has satisfied the conditions enumerated in these agreements to date. Included in the consolidated financial statements are tax benefits of $61 million, $33 million, and $16 million (or $0.09, $0.05 and $0.02 per diluted share) for 2016, 2015, and 2014, respectively, from these rulings and tax holidays.
As of December 31, 2016, the Company held $648 million of cash and cash equivalents outside of the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, could be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2016, the total amount of earnings planned to be reinvested indefinitely and the basis difference in investments outside of the United States for which deferred taxes have not been provided was approximately $23.0 billion.

NOTE 13. NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of certain marketable equity securities during 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).
In the third quarter of 2016, the Company paid $188 million of make-whole premiums associated with the early extinguishment of the Redeemed Notes. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $179 million ($112 million after-tax or $0.16 per diluted share).
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

NOTE 14. RESTRUCTURING AND OTHER RELATED CHARGES
During 2016, the Company recorded pretax restructuring and other related charges totaling $152 million. Substantially all restructuring activities initiated in 2016 were completed by December 31, 2016 resulting in $111 million of employee severance and related charges, $30 million of facility exit and other related charges and $11 million related to an impairment of a trade name within the Dental segment. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2017. During 2015, the Company recorded pretax restructuring and other related charges totaling $98 million. Substantially all planned restructuring activities related to the 2015 plans were completed by December 31, 2015 resulting in approximately $81 million of employee severance and related charges and $17 million of facility exit and other related charges. During 2014, the Company recorded pretax restructuring and other related charges totaling $102 million. Substantially all planned restructuring activities related to the 2014 plans were completed by December 31, 2014 resulting in approximately $79 million of employee severance and related charges and $23 million of facility exit and other related charges.
The nature of the Company’s restructuring and related activities initiated in 2016, 2015 and 2014 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic uncertainties.
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

Restructuring and other related charges recorded for the years ended December 31 by segment were as follows ($ in millions):

	2016	2015	2014
Life Sciences	$40.5	$27.5	$17.5
Diagnostics	62.2	33.6	32.6
Dental	34.3	25.3	21.4
Environmental & Applied Solutions	15.4	11.1	30.8
Total	$152.4	$97.5	$102.3
The table below summarizes the Company’s accrual balance and utilization by type of restructuring cost associated with the 2016 and 2015 actions ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, January 1, 2015	$73.9	$13.0	$86.9
Costs incurred	80.3	17.2	97.5
Paid/settled	(88.6)	(16.3)	(104.9)
Balance, December 31, 2015	65.6	13.9	79.5
Costs incurred	111.0	41.4	152.4
Paid/settled	(131.3)	(43.5)	(174.8)
Balance, December 31, 2016	$45.3	$11.8	$57.1
The restructuring and other related charges incurred during 2016 include cash charges of $140 million and $12 million of noncash charges. The restructuring and other related charges incurred during 2015 and 2014 include cash charges of $94 million and $92 million and $4 million and $10 million of noncash charges, respectively. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2016	2015	2014
Cost of sales	$25.4	$31.9	$32.1
Selling, general and administrative expenses	127.0	65.6	70.2
Total	$152.4	$97.5	$102.3

NOTE 15. LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to 20 years and, in some cases, contain renewal options that would extend existing terms beyond 20 years. Total rent expense for all operating leases was $220 million, $209 million and $181 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company’s future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows ($ in millions):

2017	$187.0
2018	148.6
2019	118.5
2020	88.4
2021	60.6
Thereafter	137.9
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2016	2015
Balance, January 1	$73.8	$73.0
Accruals for warranties issued during the year	62.3	58.9
Settlements made	(61.2)	(62.7)
Additions due to acquisitions	1.4	7.8
Effect of foreign currency translation	(0.5)	(3.2)
Balance, December 31	$75.8	$73.8

NOTE 16. LITIGATION AND CONTINGENCIES
The Company is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities). These matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential and/or compensatory damages, as well as injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any amounts it may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of its reserves as of December 31, 2016 will have a material effect on its consolidated financial statements.
While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third-parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.
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
In addition, the Company’s operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes and impose end-of-life disposal and take-back programs. A number of the

Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with the Company’s operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2016, the Company had a reserve of $159 million for environmental matters which are known or considered probable and reasonably estimable (of which $126 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
All reserves have been recorded without giving effect to any possible future third-party recoveries. While the Company actively pursues insurance recoveries, as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.
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
As of December 31, 2016 and 2015, the Company had approximately $799 million and $831 million, respectively, of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its consolidated financial statements.

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2016, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the disposition of the Company’s communications business to NetScout in 2015, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2016, 2015 or 2014. Refer to Note 3 for discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company’s communications business to NetScout.
Stock options have been issued to directors, officers and other employees under the Company’s 1998 Stock Option Plan and 2007 Stock Incentive Plan and RSUs and PSUs have been issued under the 2007 Stock Incentive Plan. In addition, in connection with the 2007 Tektronix acquisition, the 2015 Pall Acquisition and the 2016 Cepheid Acquisition, the Company assumed certain outstanding stock options and RSUs, as applicable, that had been awarded under the stock compensation plans of the respective, acquired businesses. These plans (the “Assumed Plans”) operate in a similar manner to the Company’s 2007 Stock Incentive Plan and 1998 Stock Option Plan, and no further equity awards will be issued under 1998 Stock Option Plan or any of the Assumed Plans. The 2007 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award. A total of approximately 76 million shares of Danaher common stock have been authorized for issuance under the 2007 Stock Incentive Plan, of which no more than 23 million shares may be granted in any form other than stock options or stock appreciation rights. As of December 31, 2016, approximately 27 million shares of the Company’s common stock remain available for issuance under the 2007 Stock Incentive Plan. In addition, the Company may grant up to 6 million shares of Danaher common stock under the 2007 Stock Incentive Plan based on the shares that were available for grant under Pall’s shareholder-approved stock compensation plan at the time the Company acquired Pall.
Stock options granted under the 2007 Stock Incentive Plan and the 1998 Stock Option Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company under these plans equal the closing price of the Company’s common stock on the NYSE on the date of grant. Option exercise prices for any options outstanding under the Assumed Plans were based on the closing price of the applicable acquired company’s common stock on the date of grant. In connection with the Company’s assumption of these options, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company.
RSUs issued under the 2007 Stock Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the 2007 Stock Incentive Plan generally provide for time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different time-based vesting criteria, and RSUs granted to members of the Company’s senior management are also subject to performance-based vesting criteria. The RSUs that have been granted to directors under the 2007 Stock Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Stock Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. With respect to outstanding RSUs granted under the Assumed Plans, in connection with the Company’s assumption of these RSUs the number of shares underlying each RSU were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company, and certain of these RSUs have dividend equivalent rights.

In 2015, the Company introduced into its executive officer equity compensation program PSUs that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three-year performance period and are subject to an additional two-year holding period. In 2016 and 2015 one-half of the annual equity awards granted to the Company’s executive officers were granted as stock options, one-quarter were granted as RSUs and one-quarter were granted as PSUs. The PSUs were issued under the Company’s 2007 Stock Incentive Plan.
In connection with the Fortive Separation and pursuant to the anti-dilution provisions of the 2007 Stock Incentive Plan, the Company made certain adjustments to the exercise price and the number of shares underlying stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Accordingly, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of 1.32 and the related exercise price for stock options was divided by a factor of 1.32 which resulted in no increase in the intrinsic value of awards outstanding. The stock-based compensation awards continue to vest over their original vesting period. These adjustments to the Company’s stock-based compensation awards did not result in additional compensation expense. Stock-based compensation awards that were held by employees who transferred to Fortive in connection with the Separation were canceled and replaced by awards issued by Fortive.
In connection with the NetScout transaction discussed in Note 3, the Company agreed to: (i) allow stock options held by employees of the Company’s communications business that were scheduled to vest between the closing date and August 4, 2015 to vest in accordance with their terms and remain exercisable for up to 90 days following such vesting date, and (ii) allow RSUs held by employees of the Company’s communications business that were scheduled to vest between the closing date and August 4, 2015 to vest in accordance with their terms. All other outstanding, unvested awards held by employees who transferred with the communications business were canceled and replaced by awards issued by NetScout. The related stock compensation expense for these awards in the year ended December 31, 2014 of $6 million has been included in the results of discontinued operations in the accompanying Consolidated Statement of Earnings.
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
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). The fair value for RSU awards was calculated using the closing price of the Company’s common stock on the date of grant, adjusted for the fact that RSUs (other than certain RSUs granted under the Assumed Plans) do not accrue dividends. The fair value of the PSU awards was calculated using a Monte Carlo pricing model. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2016	2015	2014
Risk-free interest rate	1.2 – 1.8%	1.6 – 2.2%	1.7 – 2.4%
Weighted average volatility	24.3%	24.3%	22.4%
Dividend yield	0.6%	0.6%	0.5%
Expected years until exercise	5.5 – 8.0	5.5 – 8.0	5.5 – 8.0
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The dividend yield is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing used in the valuation model (which impacts the risk-free interest rate and the expected years until exercise), in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options. The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods, as indicated by the ranges set forth in the table above for the risk-free interest rate and the expected years until exercise.
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2016	2015	2014
RSUs/PSUs:
Pretax compensation expense	$85.9	$69.7	$52.1
Income tax benefit	(25.3)	(22.1)	(14.7)
RSU/PSU expense, net of income taxes	60.6	47.6	37.4
Stock options:
Pretax compensation expense	43.9	34.1	32.6
Income tax benefit	(13.6)	(10.7)	(9.4)
Stock option expense, net of income taxes	30.3	23.4	23.2
Total stock-based compensation:
Pretax compensation expense	129.8	103.8	84.7
Income tax benefit	(38.9)	(32.8)	(24.1)
Total stock-based compensation expense, net of income taxes	$90.9	$71.0	$60.6
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2016, $132 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2016, $113 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014 (a)	30.7	$32.48
Granted (a)	4.8	58.50
Exercised (a)	(4.5)	27.38
Cancelled/forfeited (a)	(1.0)	44.92
Outstanding as of December 31, 2014 (a)	30.0	37.01
Granted (a)	4.1	66.64
Exercised (a)	(7.8)	28.40
Cancelled/forfeited (a)	(1.4)	51.55
Outstanding as of December 31, 2015 (a)	24.9	43.75
Granted	5.7	67.52
Exercised	(5.3)	33.45
Cancelled/forfeited	(1.2)	73.21
Adjustment due to Fortive Separation (b)	(5.2)	50.44
Outstanding as of December 31, 2016	18.9	50.07	6	$522.4
Vested and expected to vest as of December 31, 2016 (c)	18.2	$49.62	6	$515.4
Vested as of December 31, 2016	8.8	$37.00	4	$358.6

(a)
The outstanding options as of December 31, 2015 and the option activity prior to December 31, 2015 (except those options canceled as part of the Separation as noted below) have been adjusted by a factor of 1.32, as noted above, due to the Separation.

(b)
The “Adjustment due to Fortive Separation” reflects the cancellation of options which were outstanding as of July 2, 2016 and held by Fortive employees, which have been converted to Fortive options as part of the Separation.

(c)	The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2016 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$19.89 to $31.85	4.1	$26.52	2	4.1	$26.52
$31.86 to $43.95	3.4	38.88	5	2.7	38.59
$43.96 to $56.70	2.7	50.69	6	0.9	49.80
$56.71 to $65.95	6.3	63.79	8	0.7	60.12
$65.96 to $80.92	2.4	69.84	9	0.4	67.99
The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $210 million, $313 million and $154 million, respectively. Exercise of options during the years ended December 31, 2016, 2015 and 2014 resulted in cash receipts of $161 million, $223 million, and $125 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $61 million, $101 million, and $46 million in 2016, 2015 and 2014, respectively, related to the exercise of employee stock options. The net income tax benefit in excess of the expense recorded for financial reporting purposes (the “excess tax benefit”) has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2014 (a)	6.5	$38.40
Granted (a)	2.0	54.42
Vested (a)	(1.9)	32.15
Forfeited (a)	(0.5)	44.48
Unvested as of December 31, 2014 (a)	6.1	45.18
Granted (a)	2.9	65.66
Vested (a)	(2.1)	45.00
Forfeited (a)	(0.8)	52.56
Unvested as of December 31, 2015 (a)	6.1	53.93
Granted	1.9	66.15
Vested	(1.8)	50.64
Adjustment due to Fortive Separation (b)	(1.2)	58.24
Forfeited	(0.5)	28.79
Unvested as of December 31, 2016	4.5	62.16

(a)
The unvested RSUs and PSUs as of December 31, 2015 and the RSU and PSU activity in the periods prior to December 31, 2015 (except those RSUs and PSUs canceled as part of the Separation as noted below) have been adjusted by a factor of 1.32, as noted above, due to the Separation.

(b)
The “Adjustment due to Fortive Separation” reflects the cancellation of RSUs and PSUs which were outstanding as of July 2, 2016 and held by Fortive employees which have been converted to Fortive RSUs and PSUs as part of the Separation.

The Company realized a tax benefit of $38 million, $46 million and $36 million in the years ended December 31, 2016, 2015 and 2014, respectively, related to the vesting of RSUs. The excess tax benefit attributable to RSUs has been recorded as an increase to additional paid-in capital and is reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2016, 668 thousand shares with an aggregate value of $48 million were withheld to satisfy the requirement. During the year ended December 31, 2015, 677 thousand shares with an aggregate value of $60 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

NOTE 18. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2016, 2015 and 2014, 1 million, 2 million and 2 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2016
Basic EPS	$2,153.4	691.2	$3.12
Adjustment for interest on convertible debentures	1.8	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.0
Incremental shares from assumed conversion of the convertible debentures	—	2.6
Diluted EPS	$2,155.2	699.8	$3.08

For the year ended December 31, 2015
Basic EPS	$1,746.7	698.1	$2.50
Adjustment for interest on convertible debentures	2.2	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.7
Diluted EPS	$1,748.9	708.5	$2.47

For the year ended December 31, 2014
Basic EPS	$1,638.7	702.2	$2.33
Adjustment for interest on convertible debentures	3.3	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	9.1
Incremental shares from assumed conversion of the convertible debentures	—	4.8
Diluted EPS	$1,642.0	716.1	$2.29

NOTE 19. SEGMENT INFORMATION
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
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2016	2015	2014
Sales:
Life Sciences	$5,365.9	$3,314.6	$2,511.5
Diagnostics	5,038.3	4,832.5	4,618.8
Dental	2,785.4	2,736.8	2,193.1
Environmental & Applied Solutions	3,692.8	3,549.8	3,543.5
Total	$16,882.4	$14,433.7	$12,866.9

Operating profit:
Life Sciences	$818.9	$329.2	$368.5
Diagnostics	786.4	746.2	725.0
Dental	419.4	370.4	304.4
Environmental & Applied Solutions	870.0	866.6	781.8
Other	(143.8)	(150.2)	(134.7)
Total	$2,750.9	$2,162.2	$2,045.0

Identifiable assets:
Life Sciences	$19,875.9	$19,658.4	$3,962.3
Diagnostics	14,159.6	9,848.2	9,836.5
Dental	5,772.2	5,906.9	6,224.3
Environmental & Applied Solutions	4,172.9	4,223.5	4,147.8
Other	1,314.7	1,309.7	3,615.2
Discontinued operations	—	7,275.5	9,205.6
Total	$45,295.3	$48,222.2	$36,991.7

Depreciation and amortization:
Life Sciences	$426.2	$210.1	$101.1
Diagnostics	481.5	449.7	437.8
Dental	127.2	132.0	85.0
Environmental & Applied Solutions	86.7	82.2	88.6
Other	6.5	6.8	5.6
Total	$1,128.1	$880.8	$718.1

	2016	2015	2014
Capital expenditures, gross:
Life Sciences	$109.7	$62.3	$39.6
Diagnostics	374.3	336.8	351.2
Dental	49.1	53.3	24.4
Environmental & Applied Solutions	51.0	58.4	49.9
Other	5.5	2.1	0.3
Total	$589.6	$512.9	$465.4
Operations in Geographical Areas:

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Sales:
United States	$6,377.4	$5,678.3	$4,821.6
China	1,799.1	1,552.9	1,288.3
Germany	1,084.6	858.4	863.5
Japan	864.7	668.5	584.8
All other (each country individually less than 5% of total sales)	6,756.6	5,675.6	5,308.7
Total	$16,882.4	$14,433.7	$12,866.9

Property, plant and equipment, net:
United States	$1,198.4	$1,189.6	$791.8
Germany	190.8	192.9	159.0
United Kingdom	140.6	165.5	57.3
All other (each country individually less than 5% of total property, plant and equipment, net)	824.2	754.7	657.7
Total	$2,354.0	$2,302.7	$1,665.8
Sales by Major Product Group:

	For the Year Ended December 31
($ in millions)	2016	2015	2014
Analytical and physical instrumentation	$2,088.9	$2,014.4	$1,967.7
Research and medical products	10,366.7	8,110.9	7,094.9
Dental products	2,785.4	2,736.8	2,193.1
Product identification	1,641.4	1,571.6	1,611.2
Total	$16,882.4	$14,433.7	$12,866.9

NOTE 20. QUARTERLY DATA-UNAUDITED

($ in millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2016:
Sales	$3,924.1		$4,241.9		$4,132.1		$4,584.3
Gross profit	2,167.3		2,381.3		2,286.0		2,500.0
Operating profit	613.1		710.1		699.1		728.6
Net earnings from continuing operations	585.8		418.0		402.6		747.0
Net earnings (loss) from discontinued operations	172.6		238.7		(11.0)		—
Net earnings	758.4		656.7		391.6		747.0
Net earnings per share from continuing operations:
Basic	$0.85		$0.60		$0.58		$1.08	**
Diluted	$0.84		$0.60		$0.57		$1.07
Net earnings (loss) per share from discontinued operations:
Basic	$0.25		$0.35		$(0.02)		$—
Diluted	$0.25		$0.34		$(0.02)		$—
Net earnings per share:
Basic	$1.10		$0.95		$0.57	*	$1.08	**
Diluted	$1.09		$0.94		$0.56	*	$1.07	**

2015:
Sales	$3,192.2		$3,406.3		$3,512.2		$4,323.0
Gross profit	1,741.6		1,878.9		1,893.4		2,257.2
Operating profit	447.7		582.9		480.0		651.6
Net earnings from continuing operations	347.9		497.9		379.9		521.0
Net earnings from discontinued operations	221.9		197.8		1,023.4		167.6
Net earnings	569.8		695.7		1,403.3		688.6
Net earnings per share from continuing operations:
Basic	$0.49		$0.70		$0.55		$0.76
Diluted	$0.48		$0.69		$0.54		$0.75	**
Net earnings per share from discontinued operations:
Basic	$0.31		$0.28		$1.49		$0.24	**
Diluted	$0.31		$0.27		$1.46		$0.24	**
Net earnings per share:
Basic	$0.81	*	$0.98		$2.04		$1.00	**
Diluted	$0.79		$0.97	*	$2.01	*	$0.99	**

*	Net earnings per share amount does not add due to rounding.

**	Net earnings per share amounts do not add across to the full year amount due to rounding.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2016 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisition of Cepheid on November 4, 2016. Since the Company has not yet fully incorporated the internal controls and procedures of Cepheid into the Company’s internal control over financial reporting, management excluded Cepheid from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Cepheid constituted approximately 10% of the Company’s total assets as of December 31, 2016 and accounted for approximately 1% of the Company’s total revenues for the year then ended.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information–Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2017 annual meeting of shareholders and from the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
Danaher adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct are available in the “Investors – Corporate Governance” section of its website at www.danaher.com.
Danaher intends to disclose any amendment to the Standards of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Standards of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of its other executive officers, in the “Investors – Corporate Governance” section of its website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2017 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Proposal 3 - Approval of Amendments to the Danaher Corporation 2007 Stock Incentive Plan and Material Terms of the Plan’s Performance Goals - Equity Compensation Plan Information in the Proxy Statement for the Company’s 2017 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2017 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2 - Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2017 annual meeting of shareholders.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	119
EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 12, 2015, by and among Danaher Corporation, Pentagon Merger Sub, Inc. and Pall Corporation+	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 13, 2015 (Commission File Number: 1-8089)

2.2	Separation and Distribution Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation +	Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-8089)

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.2
Supplemental Indenture to Senior Indenture, dated as of December 11, 2007, by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee relating to the 5.625% Senior Notes Due 2018
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.3
Supplemental Indenture to Senior Indenture, dated as of March 5, 2009, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 5.4% Senior Notes due 2019
Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.4
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 2.3% Senior Notes due 2016
Incorporated by reference from Exhibit 4.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.5
Supplemental Indenture to Senior Indenture, dated as of June 23, 2011, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.9% Senior Notes due 2021
Incorporated by reference from Exhibit 4.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

4.6
Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.650% Senior Notes due 2018, 2.400% Senior Notes due 2020, 3.350% Senior Notes due 2025 and 4.375% Senior Notes due 2045
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015 (Commission File Number: 1-8089)

4.7
Indenture dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (“Danaher International Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.8
First Supplemental Indenture to Danaher International Indenture, dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Senior Notes due 2017, the 1.000% Senior Notes due 2019, the 1.700% Senior Notes due 2022 and the 2.500% Senior Notes due 2025
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.9
Paying and Calculation Agency Agreement, dated as of July 8, 2015, by and among Danaher International, Danaher Corporation, and The Bank of New York Mellon, London Branch, as paying and calculation agent
Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.10	Indenture, dated as of June 20, 2016, between Fortive Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K, filed on June 21, 2016 (Commission File Number: 1-8089)

4.11	Guarantee, dated as of June 20, 2016, made by Danaher Corporation	Incorporated by reference to Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K, filed on June 21, 2016 (Commission File Number: 1-8089)

10.1	Danaher Corporation 2007 Stock Incentive Plan, as amended*	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-8 filed on September 14, 2016 (Commission File Number: 333-213631)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Stock Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Stock Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Stock Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Stock Incentive Plan Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015 (Commission File Number: 1-8089)

10.9	Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 (Commission File Number: 1-8089)

10.10	Form of Grant Acceptance Agreement under Amended and Restated Danaher Corporation 1998 Stock Option Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 1-8089)

10.11	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-8 filed on September 14, 2016 (Commission File Number: 333-213631)

10.12	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on May 9, 2012 (Commission File Number: 1-8089)

10.13	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.14	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009* (1)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.15	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

10.16	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Angela S. Lalor dated March 23, 2012*

10.17	Letter Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 19, 2012*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.18	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Brian W. Ellis dated December 7, 2015*

10.19	Letter Agreement by and between Danaher Corporation and Brian W. Ellis, dated November 20, 2015*

10.20	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer Blair, dated May 2, 2010*

10.21	Description of compensation arrangements for non-management directors*

10.22
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

10.24
Credit Agreement, dated as of June 16, 2016, among Fortive Corporation and certain of its subsidiaries party thereto, Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K, filed on June 21, 2016 (Commission File Number: 1-8089)

10.25
Credit Agreement, dated as of October 24, 2016, among Danaher Corporation, Morgan Stanley Senior Funding, Inc. as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 24, 2016 (Commission File Number: 1-8089)

10.26	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.27	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.28	Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 7, 2014 *(4)	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (Commission File Number: 1-8089)

10.29	Amendment No. 1 to Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated July 1, 2016 *(4)	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016 (Commission File Number: 1-8089)

10.30	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.31	Employee Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.32	Tax Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.33	Transition Services Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.34	Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.35	DBS License Agreement, dated as of July 1, 2016 by and between Danaher Corporation and Fortive Corporation	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

11.1	Computation of per-share earnings (5)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

+	The schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Danaher will furnish copies of such schedules to the Securities and Exchange Commission upon request.
*	Indicates management contract or compensatory plan, contract or arrangement.
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Daniel L. Comas and William K. Daniel II that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.14 except as to the name of the counterparty.

(2)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.26, except as to the referenced aircraft and the name of the counterparty.

(3)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as 10.27, except as to the referenced aircraft and, in certain cases, the name of the counterparty.

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement and related amendment with Daniel L. Comas that are substantially identical in all material respects to the forms of agreement referenced as Exhibit 10.28 and Exhibit 10.29, respectively, except as to the name of the counterparty.

(5)	Refer to Note 18, “Net Earnings Per Share from Continuing Operations”, to the Consolidated Financial Statements.
(6)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 21, 2017	By:	/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 21, 2017
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 21, 2017
Mitchell P. Rales
Chairman of the Executive Committee

/s/ DONALD J. EHRLICH	February 21, 2017
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 21, 2017
Linda Hefner Filler
Director

/s/ ROBERT J. HUGIN	February 21, 2017
Robert J. Hugin
Director

/s/ THOMAS P. JOYCE, JR.	February 21, 2017
Thomas P. Joyce, Jr.
President, Chief Executive Officer and Director

/s/ TERI LIST-STOLL	February 21, 2017
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 21, 2017
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 21, 2017
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 21, 2017
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 21, 2017
Raymond C. Stevens
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 21, 2017
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 21, 2017
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 21, 2017
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2016:
Allowances deducted from asset account
Allowance for doubtful accounts	$89.7	$32.5	$(0.6)	$2.3	(b)	$(20.4)	$103.5
Year ended December 31, 2015:
Allowances deducted from asset account
Allowance for doubtful accounts	$77.0	$25.2	$(6.3)	$21.1	(b)	$(27.3)	$89.7
Year ended December 31, 2014:
Allowances deducted from asset account
Allowance for doubtful accounts	$74.3	$15.4	$(5.1)	$12.4	(b)	$(20.0)	$77.0

(a)	Amounts include allowance for doubtful accounts classified as current and noncurrent.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations.