Form 10-Q
period 2017-03-31
DANAHER CORP /DE/
filed 2017-04-20
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 14, 2017 was 694,120,308.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$803.9	$963.7
Trade accounts receivable, net	3,034.9	3,186.1
Inventories:
Finished goods	937.8	884.4
Work in process	293.5	299.4
Raw materials	533.6	525.6
Total inventories	1,764.9	1,709.4
Prepaid expenses and other current assets	715.2	805.9
Total current assets	6,318.9	6,665.1
Property, plant and equipment, net of accumulated depreciation of $2,089.9 and $1,963.3, respectively	2,408.7	2,354.0
Other long-term assets	685.7	631.3
Goodwill	24,015.0	23,826.9
Other intangible assets, net	11,816.8	11,818.0
Total assets	$45,245.1	$45,295.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2,221.0	$2,594.8
Trade accounts payable	1,402.2	1,485.0
Accrued expenses and other liabilities	2,379.9	2,794.2
Total current liabilities	6,003.1	6,874.0
Other long-term liabilities	5,721.6	5,670.3
Long-term debt	9,729.3	9,674.2
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 809.8 and 807.7 issued; 694.1 and 692.2 outstanding, respectively	8.1	8.1
Additional paid-in capital	5,370.5	5,312.9
Retained earnings	21,112.4	20,703.5
Accumulated other comprehensive income (loss)	(2,705.2)	(3,021.7)
Total Danaher stockholders’ equity	23,785.8	23,002.8
Noncontrolling interests	5.3	74.0
Total stockholders’ equity	23,791.1	23,076.8
Total liabilities and stockholders’ equity	$45,245.1	$45,295.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Sales	$4,205.7	$3,924.1
Cost of sales	(1,871.4)	(1,756.8)
Gross profit	2,334.3	2,167.3
Operating costs:
Selling, general and administrative expenses	(1,443.0)	(1,328.1)
Research and development expenses	(267.4)	(226.1)
Operating profit	623.9	613.1
Nonoperating income (expense):
Other income	—	223.4
Interest expense	(40.3)	(52.9)
Interest income	1.6	—
Earnings from continuing operations before income taxes	585.2	783.6
Income taxes	(101.4)	(197.8)
Net earnings from continuing operations	483.8	585.8
Earnings from discontinued operations, net of income taxes	22.3	172.6
Net earnings	$506.1	$758.4
Net earnings per share from continuing operations:
Basic	$0.70	$0.85
Diluted	$0.69	$0.84
Net earnings per share from discontinued operations:
Basic	$0.03	$0.25
Diluted	$0.03	$0.25
Net earnings per share:
Basic	$0.73	$1.10
Diluted	$0.72	$1.09
Average common stock and common equivalent shares outstanding:
Basic	694.3	688.6
Diluted	705.7	697.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Net earnings	$506.1	$758.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	304.3	201.1
Pension and postretirement plan benefit adjustments	4.9	5.3
Unrealized gain (loss) on available-for-sale securities adjustments	7.3	(131.7)
Total other comprehensive income (loss), net of income taxes	316.5	74.7
Comprehensive income	$822.6	$833.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2016	807.7	$8.1	$5,312.9	$20,703.5	$(3,021.7)	$74.0
Net earnings for the period	—	—	—	506.1	—	—
Other comprehensive income (loss)	—	—	—	—	316.5	—
Dividends declared	—	—	—	(97.2)	—	—
Common stock-based award activity	2.1	—	58.7	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit	—	—	0.1	—	—	—
Change in noncontrolling interests	—	—	(1.2)	—	—	(68.7)
Balance, March 31, 2017	809.8	$8.1	$5,370.5	$21,112.4	$(2,705.2)	$5.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net earnings	$506.1	$758.4
Less: earnings from discontinued operations, net of income taxes	22.3	172.6
Net earnings from continuing operations	483.8	585.8
Noncash items:
Depreciation	139.5	128.5
Amortization	166.1	139.2
Stock-based compensation expense	33.6	29.6
Pretax gain on sale of investments	—	(223.4)
Change in trade accounts receivable, net	168.3	83.5
Change in inventories	(56.9)	(85.6)
Change in trade accounts payable	(90.9)	(116.0)
Change in prepaid expenses and other assets	59.4	47.1
Change in accrued expenses and other liabilities	(342.7)	18.4
Total operating cash provided by continuing operations	560.2	607.1
Total operating cash provided by discontinued operations	—	165.7
Net cash provided by operating activities	560.2	772.8
Cash flows from investing activities:
Cash paid for acquisitions	—	(94.7)
Payments for additions to property, plant and equipment	(158.6)	(122.6)
Proceeds from sale of investments	—	264.8
All other investing activities	(5.1)	—
Total investing cash used in (provided by) continuing operations	(163.7)	47.5
Total investing cash used in discontinued operations	—	(39.2)
Net cash (used in) provided by investing activities	(163.7)	8.3
Cash flows from financing activities:
Proceeds from the issuance of common stock	20.5	43.9
Payment of dividends	(86.6)	(92.7)
Payment for purchase of noncontrolling interests	(64.4)	—
Net repayments of borrowings (maturities of 90 days or less)	(434.9)	(1,077.1)
Proceeds from borrowings (maturities longer than 90 days)	—	262.3
Repayments of borrowings (maturities longer than 90 days)	—	(0.3)
All other financing activities	(25.3)	(26.7)
Net cash used in financing activities	(590.7)	(890.6)
Effect of exchange rate changes on cash and equivalents	34.4	(17.0)
Net change in cash and equivalents	(159.8)	(126.5)
Beginning balance of cash and equivalents	963.7	790.8
Ending balance of cash and equivalents	$803.9	$664.3
Supplemental disclosures:
Cash interest payments	$48.2	$76.0
Cash income tax payments	142.3	86.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all amounts in this quarterly report refer to continuing operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2016 and the Notes thereto included in the Company’s 2016 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2017 and December 31, 2016, its results of operations for the three-month periods ended March 31, 2017 and April 1, 2016 and its cash flows for each of the three-month periods then ended.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three-Month Period Ended March 31, 2017:
Balance, December 31, 2016	$(2,398.2)	$(642.2)		$18.7	$(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	304.3	—		11.7	316.0
Income tax impact	—	—		(4.4)	(4.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	304.3	—		7.3	311.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.6	(a)	—	7.6
Income tax impact	—	(2.7)		—	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.9		—	4.9
Net current period other comprehensive income (loss), net of income taxes	304.3	4.9		7.3	316.5
Balance, March 31, 2017	$(2,093.9)	$(637.3)		$26.0	$(2,705.2)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments		Total
For the Three-Month Period Ended April 1, 2016:
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

New Accounting Standards—In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The Company has adopted this standard effective January 1, 2017. The ASU requires that the difference between the actual tax benefit realized upon exercise or vesting, as applicable, and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU also requires the excess tax benefit realized be reflected as operating cash flow rather than a financing cash flow. For the three-month period ended March 31, 2017, the provision for income taxes from continuing operations was reduced and operating cash flow from continuing operations was increased by $26 million reflecting the impact of adopting this standard. Had this ASU been adopted at January 1, 2016, the provision for income taxes from continuing operations would have been reduced and operating cash flow from continuing operations would have been increased by $14 million from the amounts reported for the three-month period ended April 1, 2016. The actual benefit realized in future periods is inherently uncertain and will vary based on the timing and relative value realized for future share-based transactions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The Company plans to adopt the new standard on January 1, 2018 and expects the impact of the new standard on the amount and timing of revenue recognition to be insignificant. The new standard will require certain costs, primarily commissions on contracts greater than one year in duration, to be capitalized versus expensed currently. The new standard will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company expects to use the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2016 reference is made to the financial statements as of and for the year ended December 31, 2016 and Note 2 thereto included in the Company’s 2016 Annual Report on Form 10-K.
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses, anticipated opportunities for synergies from the elimination of redundant facilities and staffing and use of each party’s respective, existing commercial infrastructure to cost-effectively expand sales of the other party’s products and services, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
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

Acquisition of Noncontrolling Interest
In the first quarter of 2017, Danaher acquired the remaining noncontrolling interest associated with one of its prior business combinations for consideration of $64 million. Danaher recorded the increase in ownership interests as a transaction within stockholders’ equity. As a result of this transaction, noncontrolling interests were reduced by $63 million reflecting the carrying value of the interest with the $1 million difference charged to additional paid-in capital.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2016 acquisitions as if they had occurred as of January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Sales	$4,205.7	$4,104.5
Net earnings from continuing operations	483.8	550.5
Diluted net earnings per share from continuing operations	0.69	0.79

NOTE 3. DISCONTINUED OPERATIONS
Fortive Corporation Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Separation”) of Fortive Corporation (“Fortive”). For additional details on the Separation reference is made to the financial statements as of and for the year ended December 31, 2016 and Note 3 thereto included in the Company’s 2016 Annual Report on Form 10-K. The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation.
In connection with the Separation, Danaher and Fortive entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Fortive’s separation from Danaher and govern certain relationships between Danaher and Fortive after the Separation. In addition, Danaher is party to various commercial agreements with Fortive entities. The amounts billed for transition services provided under the above agreements as well as commercial sales and purchases to and from Fortive were not material to the Company’s results of operations for the three-month period ended March 31, 2017.
In the three-month period ended March 31, 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.

The key components of income from discontinued operations for the three-month periods ended March 31, 2017 and April 1, 2016 were as follows ($ in millions):

	March 31, 2017	April 1, 2016
Sales	$—	$1,474.7
Cost of sales	—	(779.4)
Selling, general, and administrative expenses	—	(332.6)
Research and development expenses	—	(93.7)
Interest expense	—	(8.8)
Earnings from discontinued operations before income taxes	—	260.2
Income taxes	22.3	(87.6)
Earnings from discontinued operations, net of income taxes	$22.3	$172.6

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2016	$23,826.9
Adjustments due to finalization of purchase price allocations	(64.7)
Foreign currency translation and other	252.8
Balance, March 31, 2017	$24,015.0
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 31, 2017	December 31, 2016
Life Sciences	$11,751.6	$11,610.3
Diagnostics	6,910.7	6,903.0
Dental	3,239.9	3,215.6
Environmental & Applied Solutions	2,112.8	2,098.0
Total	$24,015.0	$23,826.9
The Company has not identified any “triggering” events which indicate a potential impairment of goodwill in the first quarter of 2017.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017:
Assets:
Available-for-sale securities	$128.8	$49.1	$—	$177.9
Liabilities:
Deferred compensation plans	—	52.6	—	52.6

December 31, 2016:
Assets:
Available-for-sale securities	$117.8	$52.3	$—	$170.1
Liabilities:
Deferred compensation plans	—	52.2	—	52.2
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
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until at or after their termination of employment (or board service, as applicable). All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program (except that the earnings rates for amounts deferred by the Company’s directors and amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$177.9	$177.9	$170.1	$170.1
Liabilities:
Notes payable and current portion of long-term debt	2,221.0	2,221.0	2,594.8	2,594.8
Long-term debt	9,729.3	10,170.4	9,674.2	10,095.1
As of March 31, 2017 and December 31, 2016, available-for-sale securities were categorized as Level 1 and Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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

NOTE 6. FINANCING
As of March 31, 2017, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	March 31, 2017	December 31, 2016
U.S. dollar-denominated commercial paper	$2,268.4	$2,733.5
Euro-denominated commercial paper (€3.0 billion and €3.0 billion, respectively)	3,167.9	3,127.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount)	533.3	526.0
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount)	99.6	98.0
1.65% senior unsecured notes due 2018	498.4	498.1
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount)	637.5	628.6
2.4% senior unsecured notes due 2020	497.0	496.8
5.0% senior unsecured notes due 2020	402.5	402.6
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	68.5	68.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount)	268.5	255.6
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount)	848.0	836.5
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount)	541.0	532.3
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount)	848.4	836.8
3.35% senior unsecured notes due 2025	495.9	495.8
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount)	110.6	108.8
4.375% senior unsecured notes due 2045	499.3	499.3
Other	165.5	124.6
Total debt	11,950.3	12,269.0
Less: currently payable	2,221.0	2,594.8
Long-term debt	$9,729.3	$9,674.2
For additional details regarding the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes. In October 2016, the Company expanded its borrowing capacity by entering into a $3.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on October 23, 2017 (the “364-Day Facility” and together with the Credit Facility, the “Credit Facilities”), to provide additional liquidity support for issuances under the Company’s U.S. dollar and euro-denominated commercial paper programs. The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund the purchase price for the Company’s 2016 acquisition of Cepheid. As of March 31, 2017, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the facility. In addition to the Credit Facilities, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of March 31, 2017, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper programs had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately 26 days.
The Company has classified approximately $4.0 billion of its borrowings outstanding under the commercial paper programs as of March 31, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

Debt discounts and debt issuance costs totaled $23 million and $25 million as of March 31, 2017 and December 31, 2016, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
LYONs Redemption
During the three-month period ended March 31, 2017, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately two thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital as a result of the conversions.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
U.S. Pension Benefits:
Service cost	$1.9	$2.3
Interest cost	21.0	22.7
Expected return on plan assets	(32.9)	(33.3)
Amortization of actuarial loss	6.6	6.0
Curtailment gain recognized	—	(0.7)
Net periodic pension cost	$(3.4)	$(3.0)

Non-U.S. Pension Benefits:
Service cost	$7.7	$8.8
Interest cost	6.3	8.6
Expected return on plan assets	(10.2)	(10.4)
Amortization of actuarial loss	1.9	2.0
Amortization of prior service credit	(0.1)	(0.1)
Net periodic pension cost	$5.6	$8.9
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Service cost	$0.2	$0.2
Interest cost	1.3	1.4
Amortization of actuarial loss	—	0.1
Amortization of prior service credit	(0.8)	(0.8)
Net periodic benefit cost	$0.7	$0.9
Net periodic pension and benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.
Employer Contributions
During 2017, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $35 million and $40 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three-month period ended March 31, 2017 was 17.3% as compared to 25.2% for the three-month period ended April 1, 2016.
The Company’s effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The excess tax benefits from stock-based compensation and the release of reserves upon the expiration of statutes of limitations, partially offset by recording valuation allowances on certain foreign operating losses decreased the reported tax rate for the three-month period ended March 31, 2017 by 3.2%. The gain on the sale of marketable equity securities during the first quarter of 2016 resulted in a 4.9% increase in the reported tax rate on a year-over-year basis for the three-month period ended April 1, 2016.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.4 billion including interest through March 31, 2017 (approximately $203 million based on the exchange rate as of March 31, 2017), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 833 million including interest through March 31, 2017 (approximately $120 million based on the exchange rate as of March 31, 2017). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2017. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K. As of March 31, 2017, approximately 23 million shares of the Company’s common stock were reserved for issuance under the 2007 Stock Incentive Plan, as adjusted pursuant to the anti-dilution provisions of the plan to account for the Separation.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$21.6	$19.9
Income tax benefit	(6.7)	(5.7)
RSU/PSU expense, net of income taxes	14.9	14.2
Stock options:
Pretax compensation expense	12.0	9.7
Income tax benefit	(3.8)	(3.0)
Stock option expense, net of income taxes	8.2	6.7
Total stock-based compensation:
Pretax compensation expense	33.6	29.6
Income tax benefit	(10.5)	(8.7)
Total stock-based compensation expense, net of income taxes	$23.1	$20.9

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 31, 2017, $208 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of March 31, 2017, $159 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The Company realized a tax benefit of $38 million in the three-month period ended March 31, 2017, related to the exercise of employee stock options and vesting of RSUs. As a result of the adoption of ASU 2016-09, Compensation—Stock Compensation, the excess tax benefit of $26 million has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Condensed Statements of Cash Flows. Prior to the adoption of ASU 2016-09, the excess tax benefit was recorded as an increase to additional paid-in capital and was reflected as a financing cash flow.

NOTE 10. NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share) during the three-month period ended April 1, 2016.

NOTE 11. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2016	$75.8
Accruals for warranties issued during the period	12.3
Settlements made	(13.9)
Effect of foreign currency translation	0.7
Balance, March 31, 2017	$74.9

NOTE 12. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended March 31, 2017, approximately four million anti-dilutive options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive. However, for the three-month period ended April 1, 2016 there were no anti-dilutive options to purchase shares excluded from the diluted EPS from continuing operations calculation.

Information related to the calculation of net earnings per share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three-Month Period Ended March 31, 2017:
Basic EPS	$483.8	694.3	$0.70
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$484.3	705.7	$0.69

For the Three-Month Period Ended April 1, 2016:
Basic EPS	$585.8	688.6	$0.85
Adjustment for interest on convertible debentures	0.4	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.1
Incremental shares from assumed conversion of the convertible debentures	—	2.4
Diluted EPS	$586.2	697.1	$0.84

NOTE 13. SEGMENT INFORMATION
The Company operates and reports its results in four separate business segments consisting of the Life Sciences, Diagnostics, Dental and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals. There has been no material change in total assets or liabilities by segment since December 31, 2016.
Segment results are shown below ($ in millions):

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Sales:
Life Sciences	$1,308.1	$1,258.1
Diagnostics	1,327.3	1,136.2
Dental	655.5	655.9
Environmental & Applied Solutions	914.8	873.9
Total	$4,205.7	$3,924.1

Operating Profit:
Life Sciences	$211.6	$177.2
Diagnostics	154.6	180.2
Dental	89.4	95.1
Environmental & Applied Solutions	208.0	198.4
Other	(39.7)	(37.8)
Total	$623.9	$613.1

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2016 and Notes thereto, included in the Company’s 2016 Annual Report on Form 10-K, and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 31, 2017 included in this Report.
Unless otherwise indicated, all references in this report refer to continuing operations.

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

•
Our growth could suffer if the markets into which we sell our products and services (references to products and services in this report also include software) decline, do not grow as anticipated or experience cyclicality.

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

•
Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation and financial statements.

•
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial statements.

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses (including our recent acquisitions of Pall and Cepheid), joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have disposed could adversely affect our financial statements.

•	We could incur significant liability if the 2016 spin-off of Fortive or the 2015 split-off of our communications business is determined to be a taxable transaction.

•
Potential indemnification liabilities related to the 2016 spin-off of Fortive and the 2015 split-off of our communications business could materially and adversely affect our business and financial statements.

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

•	Changes in tax law relating to multinational corporations could adversely affect our tax position.

•	We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements.

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

•	Changes in laws or governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance, trade and business factors could negatively affect our financial statements.

•
The results of the European Union membership referendum in the United Kingdom and their formal notice of withdrawal from the European Union could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
See Part I—Item 1A of the Company’s 2016 Annual Report on Form 10-K for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, as well as rapid technological development (including with respect to computing, mobile connectivity, artificial intelligence, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment.  The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, sales from existing businesses increased 2.5% during the first quarter of 2017 as compared to the comparable period of 2016. Increased demand for the Company’s products and services on an overall basis, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the first quarter of 2017 were led by the high-growth markets. Sales growth rates from existing businesses in high-growth markets grew at a mid-single digit rate during the first quarter of 2017 as compared to the comparable period of 2016 led primarily by continued strength in China, partially offset by weakness in the Middle East. High-growth markets represented approximately 28% of the Company’s total sales in the first quarter of 2017. Sales from existing businesses in developed markets grew at a low-single digit rate during the first quarter of 2017 with low-single digit growth in North America and Western Europe. The Company expects overall sales growth to continue but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary, fiscal and trade policies.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales by approximately 1.5% for the three-month period ended March 31, 2017 primarily due to the strength of the U.S. dollar against several major currencies in the first three months of 2017 compared to 2016. If the currency exchange rates in effect as of March 31, 2017 were to prevail throughout the remainder of 2017, currency exchange rates would reduce the Company’s estimated full year 2017 sales by approximately 1.5% on a year-over-year basis. Additional strengthening of the U.S. dollar against other major currencies in 2017 would adversely impact the Company’s sales and results of operations, and any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
In this report, references to sales from existing businesses refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding (1) sales from acquired businesses and (2) the impact of currency translation. References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between (a) the period-to-period change in revenue (excluding sales from acquired businesses) and (b) the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period. Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating easier comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses sales from existing businesses to measure the Company’s operating and financial performance. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the application of the Danaher Business System.

Sales Growth (GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Total sales growth	7.0%
Components of Sales Growth (non-GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Existing businesses	2.5%
Acquisitions and other	6.0%
Currency exchange rates	(1.5)%
Total	7.0%
Operating profit margins were 14.8% for the three-month period ended March 31, 2017 as compared to 15.6% in the comparable period of 2016. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Unfavorable product mix, incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, and the impact of the stronger U.S. dollar in 2017, net of higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 - 15 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 65 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 31, 2017	April 1, 2016
Life Sciences	$1,308.1	$1,258.1
Diagnostics	1,327.3	1,136.2
Dental	655.5	655.9
Environmental & Applied Solutions	914.8	873.9
Total	$4,205.7	$3,924.1

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

Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$1,308.1	$1,258.1
Operating profit	211.6	177.2
Depreciation	30.1	32.1
Amortization	76.6	71.9
Operating profit as a % of sales	16.2%	14.1%
Depreciation as a % of sales	2.3%	2.6%
Amortization as a % of sales	5.9%	5.7%
Sales Growth (GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Total sales growth	4.0%
Components of Sales Growth (non-GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Existing businesses	3.0%
Acquisitions and other	2.5%
Currency exchange rates	(1.5)%
Total	4.0%
During the first quarter of 2017, a product line was transferred from the Life Sciences segment to the Environmental & Applied Solutions segment. While this change is not material to segment results in total, the resulting change in sales growth has been included in the acquisitions and other line in the table above.
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended March 31, 2017, and are reflected as a component of the change in sales from existing businesses.
Sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during the three-month period ended March 31, 2017 led by strong sales growth in China, particularly in the pharmaceutical end-market, partially offset by declines in demand in North America in the medical end-market. Sales of microscopy products grew on a year-over-year basis during the three-month period ended March 31, 2017 across most product lines and all major geographies. Sales grew in most end-markets, including an improved industrial end-market. Demand for the business’ flow cytometry and genomics products was strong in the three-month period ended March 31, 2017 as compared to the comparable period in 2016, due to increased demand in the high-growth markets, particularly China. Demand for filtration, separation and purification technologies increased in the three-month period ended March 31, 2017 as compared to the comparable period in 2016, primarily in the life sciences and microelectronics end-markets. For these businesses, increased demand in the developed markets was partially offset by declines in the Middle East, largely due to a major project in 2016 which did not repeat in 2017.

Operating profit margins increased 210 basis points during the three-month period ended March 31, 2017 as compared to the comparable period of 2016. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2017 and the impact of the stronger U.S. dollar in 2017 - 165 basis points

•	The incremental net accretive effect in 2017 of acquired businesses and intersegment product line transfers - 45 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$1,327.3	$1,136.2
Operating profit	154.6	180.2
Depreciation	87.6	75.2
Amortization	56.1	33.6
Operating profit as a % of sales	11.6%	15.9%
Depreciation as a % of sales	6.6%	6.6%
Amortization as a % of sales	4.2%	3.0%
Sales Growth (GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Total sales growth	17.0%
Components of Sales Growth (non-GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Existing businesses	2.5%
Acquisitions and other	15.5%
Currency exchange rates	(1.0)%
Total	17.0%
Year-over-year price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended March 31, 2017 and are reflected as a component of the change in sales from existing businesses.
Demand in the segment’s clinical business increased on a year-over-year basis for the three-month period ended March 31, 2017 primarily in the immunoassay business. Geographically, demand was led by the high-growth markets, particularly China, partially offset by softer demand in North America and Western Europe. Solid installed base growth in both blood gas and immunoassay analyzers across all major geographies, particularly high-growth markets, drove the growth in the acute care diagnostic business in the three-month period ended March 31, 2017. Sales in the pathology diagnostics business grew in the three-month period ended March 31, 2017, led by North America and Western Europe, due primarily to increased demand for advanced staining instruments and consumables.
The acquisition of Cepheid in November 2016 provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of molecular diagnostics. As Cepheid is integrated into the Company over the next several years, the Company expects to realize significant synergies through the application of the Danaher Business System. During the three-month period ended March 31, 2017, Cepheid’s revenues grew in all major geographies, primarily North America and Western Europe, and across most major product lines.
Operating profit margins decreased 430 basis points during the three-month period ended March 31, 2017 as compared to the comparable period of 2016. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, and the impact of the stronger U.S. dollar and stronger Japanese yen in 2017, net of higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 - 240 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 190 basis points
Depreciation and amortization increased during the three-month period ended March 31, 2017 as compared to the comparable period of 2016 due primarily to the impact of recently acquired businesses, particularly Cepheid.

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
Dental Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$655.5	$655.9
Operating profit	89.4	95.1
Depreciation	10.2	10.9
Amortization	20.0	21.5
Operating profit as a % of sales	13.6%	14.5%
Depreciation as a % of sales	1.6%	1.7%
Amortization as a % of sales	3.1%	3.3%

Sales Growth (GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Total sales growth	—%
Components of Sales Growth (non-GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Existing businesses	—%
Acquisitions and other	—%
Currency exchange rates	—%
Total	—%
Year-over-year price increases in the segment did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 31, 2017.
Geographically, year-over-year sales growth during the three-month period ended March 31, 2017 as compared to the comparable period of 2016 was strong in China and other high-growth markets, with softer demand in the United States and Western Europe. Continued increased year-over-year demand for implant systems, particularly in China and other high-growth markets, and increased demand for orthodontic products, primarily in China and Western Europe, drove growth during the quarter. Dental equipment sales also grew during the three-month period, primarily in high-growth markets, Western Europe, and North America. Lower demand for dental consumable product lines in North America and Western Europe offset this year-over-year growth.
Operating profit margins decreased 90 basis points during the three-month period ended March 31, 2017 as compared to the comparable period of 2016. The following factors unfavorably impacted operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales and marketing growth investments and unfavorable product mix due to lower sales of dental consumables in 2017, net of incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 - 85 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 5 basis points

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

Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$914.8	$873.9
Operating profit	208.0	198.4
Depreciation	9.9	8.8
Amortization	13.4	12.2
Operating profit as a % of sales	22.7%	22.7%
Depreciation as a % of sales	1.1%	1.0%
Amortization as a % of sales	1.5%	1.4%
Sales Growth (GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Total sales growth	4.5%
Components of Sales Growth (non-GAAP)

% Change Three-Month Period Ended March 31, 2017 vs. Comparable 2016 Period
Existing businesses	4.5%
Acquisitions and other	1.5%
Currency exchange rates	(1.5)%
Total	4.5%
During the first quarter of 2017, a product line was transferred from the Life Sciences segment to the Environmental & Applied Solutions segment. While this change is not material to segment results in total, the resulting change in sales growth has been included in the acquisitions and other line in the table above.
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended March 31, 2017 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality business grew at a mid-single digit rate during the three-month period ended March 31, 2017 as compared to the comparable period of 2016. Year-over-year sales in the analytical instrumentation product line increased, driven by demand in industrial end-markets, particularly in North America and China. Year-over-year sales growth for the three-month period in the business’ chemical treatment solutions product line was due to an expansion of the customer base in the United States and increased demand in Latin America, primarily from oil and gas-related end-markets. Sales in the business’ ultraviolet water disinfection product line continued to grow on a year-over-year basis due primarily to higher demand in municipal end-markets in high-growth markets, Western Europe and Australia.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during the three-month period ended March 31, 2017 as compared to the comparable period of 2016. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by North America, drove the majority of the sales growth. Increased year-over-year demand for the business’ packaging and color solutions products and services, primarily in high-growth markets, also contributed to sales growth for the three-month period ended March 31, 2017.

Operating profit margins were flat during the three-month period ended March 31, 2017 as compared to the comparable period of 2016.
First quarter 2017 vs. first quarter 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2016 and improved pricing were offset by incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 60 basis points

First quarter 2017 vs. first quarter 2016 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of intersegment product line transfers - 60 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$4,205.7	$3,924.1
Cost of sales	(1,871.4)	(1,756.8)
Gross profit	$2,334.3	$2,167.3
Gross profit margin	55.5%	55.2%
The year-over-year increase in cost of sales during the three-month period ended March 31, 2017 as compared to the comparable period in 2016, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2016.
The year-over-year increase in gross profit margins during the three-month period ended March 31, 2017 as compared to the comparable periods in 2016, is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2016.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Sales	$4,205.7	$3,924.1
Selling, general and administrative (“SG&A”) expenses	1,443.0	1,328.1
Research and development (“R&D”) expenses	267.4	226.1
SG&A as a % of sales	34.3%	33.8%
R&D as a % of sales	6.4%	5.8%
The year-over-year increase in SG&A expenses as a percentage of sales was driven by the higher relative spending levels at recently acquired companies, primarily Cepheid, and continued investments in sales and marketing growth initiatives. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2017 sales volumes.
The year-over-year increase in R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales was due primarily to higher R&D expenses as a percentage of sales in the businesses most recently acquired, particularly Cepheid, as well as continued investments in new product development initiatives.

NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share) during the three-month period ended April 1, 2016.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $40 million for the three-month period ended March 31, 2017 was $13 million lower than the comparable period of 2016, due primarily to the decreases in interest costs as a result of the early extinguishment of outstanding borrowings in the third quarter of 2016 using the proceeds from the Fortive Distribution.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three-month period ended March 31, 2017 was 17.3% as compared to 25.2% for the three-month period ended April 1, 2016.
The Company’s effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The excess tax benefits from stock-based compensation and the release of reserves upon the expiration of statutes of limitations, partially offset by recording valuation allowances on certain foreign operating losses decreased the reported tax rate for the three-month period ended March 31, 2017 by 3.2%. The gain on the sale of marketable equity securities during the first quarter of 2016 resulted in a 4.9% increase in the reported tax rate on a year-over-year basis for the three-month period ended April 1, 2016.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed substantially all of the examinations of the Company’s federal income tax returns through 2010 and is currently examining certain of the Company’s federal income tax returns for 2011 through 2015. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.4 billion including interest through March 31, 2017 (approximately $203 million based on the exchange rate as of March 31, 2017), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 833 million including interest through March 31, 2017 (approximately $120 million based on the exchange rate as of March 31, 2017). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and intends to vigorously defend its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
The Company expects its effective tax rate related to continuing operations for the remainder of 2017 to be approximately 20.5% based on its projected mix of earnings. The 2017 expected rate includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are now reflected as a reduction in tax expense (refer to Note 1 to the Consolidated Financial Statements for additional information related to this change in accounting guidance). The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection which would impact the Company’s effective tax rate for the period. In addition, the tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur. As a result of the uncertainty in predicting the Company’s actual earnings mix and discrete items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods. Any future legislative changes or potential tax reform in the United States or other jurisdictions could also cause the Company’s effective tax rate to differ from this estimate.
In the three-month period ended March 31, 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.

COMPREHENSIVE INCOME
For the three-month period ended March 31, 2017, comprehensive income decreased $11 million as compared to the comparable period of 2016, primarily due to a decrease in net earnings in the three-month period mostly offset by the impact from foreign currency translation adjustments and the impact from the sale of marketable equity securities on other comprehensive income in the first quarter of 2016 which did not recur in 2017. For the three-month period ended March 31, 2017, the Company recorded a foreign currency translation gain of $304 million as compared to a translation gain of $201 million for the three-month period ended April 1, 2016.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three-month period ended March 31, 2017.

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
Following is an overview of the Company’s cash flows and liquidity for the three-month period ended March 31, 2017:
Overview of Cash Flows and Liquidity

	Three-Month Period Ended
($ in millions)	March 31, 2017	April 1, 2016
Total operating cash flows provided by continuing operations	$560.2	$607.1

Cash paid for acquisitions	$—	$(94.7)
Payments for additions to property, plant and equipment	(158.6)	(122.6)
Proceeds from sale of investments	—	264.8
All other investing activities	(5.1)	—
Total investing cash used in discontinued operations	—	(39.2)
Net cash (used in) provided by investing activities	$(163.7)	$8.3

Proceeds from the issuance of common stock	$20.5	$43.9
Payment of dividends	(86.6)	(92.7)
Payment for purchase of noncontrolling interests	(64.4)	—
Net repayments of borrowings (maturities of 90 days or less)	(434.9)	(1,077.1)
Proceeds from borrowings (maturities longer than 90 days)	—	262.3
Repayments of borrowings (maturities longer than 90 days)	—	(0.3)
All other financing activities	(25.3)	(26.7)
Net cash used in financing activities	$(590.7)	$(890.6)

•
Operating cash flows from continuing operations decreased $47 million, or approximately 8%, during the first three months of 2017 as compared to the first three months of 2016, due primarily to higher payments for income taxes, working capital and accrued expenses and other liabilities.

•
The Company also used cash generated from operations to reduce net outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by $435 million during the three-month period ended March 31, 2017.

•	As of March 31, 2017, the Company held $804 million of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $560 million for the first three months of 2017, a decrease of $47 million, or approximately 8%, as compared to the comparable period of 2016. The year-over-year change in operating cash flows from 2016 to 2017 was primarily attributable to the following factors:

•
2017 operating cash flows reflected a decrease in net earnings for the first three months of 2017 as compared to the comparable period in 2016, as the net earnings in 2016 included the gain from the sale of marketable equity securities which was included in other nonoperating income (expense). The cash flow impact of the nonoperating gain from the sale of marketable equity securities is reflected in the investing activities section of the accompanying Consolidated Condensed Statement of Cash Flows, and therefore, does not contribute to operating cash flows. Excluding the impact of the gain from the sale of marketable equity securities from net earnings, the impact to operating cash flows from net earnings increased for the first three months of 2017 as compared to the comparable period in 2016.

•
Net earnings from continuing operations for the first three months of 2017 reflected an increase of $38 million of depreciation and amortization expense as compared to the comparable period of 2016. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses, particularly Cepheid. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of recently acquired businesses, particularly Cepheid. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $21 million in operating cash flows during the first three months of 2017, compared to $118 million of operating cash flows used in the comparable period of 2016. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $283 million of operating cash flows during the first three months of 2017, compared to $66 million provided in the comparable period of 2016. This use of operational cash flow in the first quarter of 2017 resulted primarily from the timing of cash payments for income taxes, various employee-related liabilities, customer funding and accrued expenses during the first three months of 2017, compared to the comparable period of 2016.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $164 million during the first three months of 2017 compared to $8 million of cash provided in the first three months of 2016. For a discussion of the Company’s sale of marketable equity securities refer to “—Results of Operations—Nonoperating Income (Expense)”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $36 million on a year-over-year basis for the first three months of 2017 compared to 2016 due to increased investments in other operating assets, particularly new facilities and operating assets at newly acquired businesses. For the full year 2017, the Company expects capital spending to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock and payments of cash dividends to shareholders. Financing activities used cash of $591 million during the first three months of 2017 compared to approximately $891 million of cash used in the comparable period of 2016. The year-over-year decrease in cash used in financing activities was due primarily to lower net repayments of borrowings net of the payments of $64 million to noncontrolling interest holders.
For a description of the Company’s outstanding debt as of March 31, 2017, the debt issued and debt repaid during the three-month period ended March 31, 2017 and the Company’s commercial paper programs and credit facilities, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements. As of March 31, 2017, the Company was in compliance with all of its debt covenants.
As of March 31, 2017, Danaher had the ability to incur approximately an additional $1.6 billion of indebtedness in direct borrowings under the Credit Facilities or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facilities that were not being used to backstop outstanding commercial paper balances).
The Company has classified approximately $4.0 billion of its borrowings outstanding under the commercial paper programs as of March 31, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2017. On July 16, 2013, the Company’s Board of Directors approved the Repurchase Program authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of March 31, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

Dividends
Aggregate cash payments for dividends during the first three months of 2017 were $87 million. This is lower than in the comparable period of 2016, as the Company decreased the per share amount of its quarterly dividend to $0.125 in the third quarter of 2016 as a result of the Separation.
In the first quarter of 2017, the Company declared a regular quarterly dividend of $0.14 per share payable on April 28, 2017 to holders of record on March 31, 2017.

Cash and Cash Requirements
As of March 31, 2017, the Company held $804 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.72%. Of this amount, $214 million was held within the United States and $590 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs.

The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Company’s commercial paper (including commercial paper backstopped by the 364-Day Facility), notes and bonds scheduled to mature in 2017, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2016, the total amount of earnings planned to be reinvested indefinitely outside of the United States and the basis difference in investments outside of the United States for which deferred taxes have not been provided in aggregate was approximately $23.0 billion. As of March 31, 2017, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2017, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are expected to be approximately $35 million and $40 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Information related to Danaher’s contractual obligations as of December 31, 2016 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” in Part II—Item 7 of Danaher’s 2016 Annual Report.
There were no material changes outside the ordinary course of business to the Company’s contractual obligations reported in the Company’s 2016 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes during the three-month period ended March 31, 2017 to the items that the Company disclosed as its critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2016 Annual Report on Form 10-K. There were no material changes during the three-month period ended March 31, 2017 to this information reported in the Company’s 2016 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2016 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2017 to the risk factors reported in the Company’s 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2017.  On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of March 31, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the first quarter of 2017, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 2 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089))

11.1	Computation of per-share earnings (See Note 12, “Net Earnings Per Share from Continuing Operations”, to the Consolidated Condensed Financial Statements)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Condensed Statements of Earnings for the three-month periods ended March 31, 2017 and April 1, 2016, (iii) Consolidated Condensed Statements of Comprehensive Income for the three-month periods ended March 31, 2017 and April 1, 2016, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three-month period ended March 31, 2017, (v) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 31, 2017 and April 1, 2016, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	April 19, 2017	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	April 19, 2017	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer